Form 10-Q
period 1995-06-30
UNICO AMERICAN CORP
filed 1995-08-11
CIK 100716

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                             FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period from APRIL 1, 1995 TO JUNE 30, 1995

                        Commission File No. 0-3978

                        UNICO AMERICAN CORPORATION
          (Exact name of registrant as specified in its charter)


         NEVADA                                            95-2583928
(State or other jurisdiction of                          (I.R.S. Employee
 incorporation or organization)                          Identification No.)

23251 MULHOLLAND DRIVE  WOODLAND HILLS, CALIFORNIA             91364
   (Address of Principal Executive Offices)                  (Zip Code)


                               (818) 591-9800
                        Registrant's telephone number

     Securities registered pursuant to Section 12(b) of the Act:
                                    NONE
                           (Title of each class)


         Securities registered pursuant to section 12(g) of the Act:
                       COMMON STOCK, NO PAR VALUE
                             (Title of Class)


                                 NO CHANGE
           (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No
                                                   ---      ---

                                 5,957,645
   Number of shares of common stock outstanding as of July 31, 1995

                                    1 of 9

                                                                          PART 1
FINANCIAL STATEMENTS                                       FINANCIAL INFORMATION
                         UNICO AMERICAN CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                                    June 30,             March 31,
                                                                                      1995                 1995
                                                                                  -----------          -----------
                                                         ASSETS
Investments
  Fixed maturities, available-for-sale at market value
     (amortized cost $62,516,629 at June 30, 1995,
     and $60,707,261 at March 31, 1995)                                           $63,346,520          $60,438,930
  Short-term investments, at cost                                                   3,733,600            3,382,301
                                                                                  -----------          -----------
     Total Investments                                                             67,080,120           63,821,231
Cash                                                                                  125,775              173,232
Accrued investment income                                                           1,256,202            1,368,773
Accounts and notes receivable, net                                                  8,437,915            8,061,352
Reinsurance recoverable
   Paid losses & loss adjustment expenses                                             155,624               56,173
   Unpaid losses & loss adjustment expenses                                         5,283,218            4,737,448
Prepaid reinsurance premiums                                                        2,194,361            2,784,432
Deferred policy acquisition costs                                                   4,110,942            4,113,936
Property and equipment (net of accumulated depreciation)                              319,221              335,495
Deferred income taxes                                                               1,306,484            1,610,075
Other assets                                                                          530,929              394,554
                                                                                  -----------          -----------
     Total Assets                                                                 $90,800,791          $87,456,701
                                                                                  -----------          -----------
                                                                                  -----------          -----------
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                                        $34,274,697          $32,370,752
Unearned premiums                                                                  19,055,023           19,569,975
Advance premiums                                                                    1,639,708            1,652,377
Funds held as security for performance                                                793,993              750,824
Accrued expenses and other liabilities                                              2,508,285            2,174,560
Income taxes payable                                                                  519,125              315,385
Note payable - Bank                                                                 3,810,001            3,975,001
Note payable - Related Party                                                               --              500,000
Dividend payable                                                                      417,035                   --
                                                                                  -----------          -----------
     Total Liabilities                                                            $63,017,867          $61,308,874
                                                                                  -----------          -----------
STOCKHOLDERS' EQUITY
Common stock, no par - authorized 10,000,000 shares,
  issued and outstanding shares 5,957,645 at June 30, 1995,
  and 5,957,645 at March 31, 1995                                                   2,834,801            2,834,801
  Net unrealized investment gains (losses)                                            547,728             (177,098)
Retained earnings                                                                  24,400,395           23,490,124
                                                                                  -----------          -----------
     Total Stockholders' Equity                                                    27,782,924           26,147,827
                                                                                  -----------          -----------
     Total Liabilities and Stockholders' Equity                                   $90,800,791          $87,456,701
                                                                                  -----------          -----------
                                                                                  -----------          -----------

          See notes to consolidated financial statements.

                                    2 of 9

                                               UNICO AMERICAN CORPORATION
                                                    AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)
                                               FOR THE THREE MONTHS ENDED
                                               --------------------------

                                                                                   June 30,              June 30,
                                                                                     1995                  1994
                                                                                  -----------          -----------
REVENUES
- --------
Insurance Company Revenues
  Premium earned                                                                   $9,513,175           $9,313,486
  Less: Premium ceded                                                               2,000,824            2,253,919
                                                                                  -----------          -----------
      Net premium earned                                                            7,512,351            7,059,567
  Investment income                                                                   893,846              751,516
  Net realized investment gains                                                             -                7,552
  Other income                                                                            713                  655
                                                                                  -----------          -----------
     Total insurance company revenue                                                8,406,910            7,819,290

Other Revenues from Insurance Operations
  Gross commissions and fees                                                        1,407,633            1,404,298
  Investment income                                                                    38,035               30,640
  Finance charges and late fees earned                                                311,865              313,552
  Other income                                                                          5,149                3,520
                                                                                  -----------          -----------
     Total Revenues                                                                10,169,592            9,571,300
                                                                                  -----------          -----------

COSTS and EXPENSES
- ------------------
  Losses and loss adjustment expenses                                               4,122,774            4,539,728
  Policy acquisition costs                                                          2,085,647            1,981,021
  Salaries and employee benefits                                                      924,321              878,717
  Commissions to agents/brokers                                                       325,890              343,232
  Other operating expenses                                                            883,111              834,905
                                                                                  -----------          -----------
     Total Costs and Expenses                                                       8,341,743            8,577,603
                                                                                  -----------          -----------

     Income Before Taxes                                                            1,827,849              993,697

Income Tax Provision                                                                  500,543              247,034
                                                                                  -----------          -----------

     Net Income                                                                     1,327,306              746,663

Retained Earnings at beginning of quarter                                          23,490,124           20,115,131
  Dividend declared                                                                  (417,035)            (416,972)
                                                                                  -----------          -----------

     Retained Earnings at end of quarter                                          $24,400,395          $20,444,822
                                                                                  -----------          -----------
                                                                                  -----------          -----------
PER SHARE DATA
- --------------
Weighted average common shares outstanding:                                         6,092,477            6,088,042
Earnings Per Share:                                                                     $0.22                $0.12


                 See notes to consolidated financial statements.

                                    3 of 9

                            UNICO AMERICAN CORPORATION
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                              FOR THE THREE MONTHS ENDED
                              --------------------------

                                                                                   June 30,              June 30,
                                                                                     1995                  1994
                                                                                  -----------          -----------
Net Income                                                                         $1,327,306             $746,663

Charges (credits) to reconcile net income to net cash from operations
  Depreciation & amortization                                                          25,659               27,784
  Bond amortization, net                                                              156,569              179,573
  Accrued investment income                                                           112,571              (26,045)
  Accounts receivable                                                                (376,563)          (1,044,967)
  Deferred policy acquisition costs                                                     2,994             (282,946)
  Reinsurance recoverable                                                            (645,221)             (13,439)
  Other assets                                                                       (136,376)             (60,234)
  Reserve for unpaid loss & loss adjustment expenses                                1,903,945            1,670,083
  Prepaid reinsurance premiums                                                        590,071               (7,797)
  Unearned premium reserve                                                           (514,952)           1,086,489
  Net realized (gains) on sales of fixed maturities                                        --             (131,199)
  Net realized loss on sales of equity securities                                          --              123,647
  Funds held as security & advanced premiums                                           30,500              (32,908)
  Income taxes - current/deferred                                                     133,935               70,927
  Accrued expenses and other liabilities                                              333,728               91,704
                                                                                  -----------          -----------
    Net cash provided from operations                                               2,944,166            2,397,335
                                                                                  -----------          -----------
Investing Activities
  Purchase of fixed maturity investments                                           (6,010,939)          (3,110,260)
  Proceeds from maturity of fixed maturity investments                              4,045,000            4,624,470
  Purchase of equity securities at cost                                                    --               (5,933)
  Proceeds from sale of equity securities                                                  --            1,051,216
  Increase in short-term investments                                                 (351,299)          (4,866,695)
  Purchases of property & equipment                                                    (9,385)             (38,459)
                                                                                  -----------          -----------
    Net cash (used) by investing activities                                        (2,326,623)          (2,345,661)
                                                                                  -----------          -----------

Financing Activities
  Proceeds from issuance of common stock                                                   --               17,500
  Repayment of note payable - Related party                                          (500,000)                  --
  Repayment of note payable - Bank                                                   (165,000)            (100,000)
                                                                                  -----------          -----------
    Net cash (used) by financing activities                                          (665,000)             (82,500)
                                                                                  -----------          -----------

Net (decrease) in cash                                                                (47,457)             (30,826)
Cash at beginning of quarter                                                          173,232              205,612
                                                                                  -----------          -----------
    Cash at end of quarter                                                           $125,775             $174,786
                                                                                  -----------          -----------
                                                                                  -----------          -----------
Supplemental cash flow information
  Cash paid during the quarter for:
    Interest                                                                         $102,697              $84,288
    Income taxes                                                                       44,615                   --


             See notes to consolidated financial statements.

                                    4 of 9

                            UNICO AMERICAN CORPORATION
                                 AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Unico American Corporation is an insurance holding company. Unico American and its subsidiaries, all of which are wholly owned (the "Company"), provides primarily in California, property, casualty, health and life insurance, and related premium financing.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities.

INVESTMENTS
Although all of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value, the Company's investment guidelines place primary emphasis on buying and holding high quality investments. The unrealized gains or losses are reported as a separate component of stockholders' equity, net of any deferred tax effect. Short-term investments are carried at cost which approximates market value. When a decline in the value of a fixed maturity security is considered other than temporary, a loss is recognized in the consolidated statement of operations. Realized gains and losses are included in the consolidated statements of operations based upon the specific identification method.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using accelerated depreciation methods over the estimated useful lives of the related assets.

INCOME TAXES
The provision for income taxes is computed on the basis of income as reported for financial reporting purposes under generally accepted accounting principles. Deferred income taxes arise principally from certain assets and liabilities which are recognized for income tax purposes in different periods than for financial statements.

NOTE 2 - RESTRICTED FUNDS
As required by law, the Company segregates from its operating accounts premiums collected from insureds into separate trust accounts. As of June 30, 1995 these trust funds represent $2,965,176 of the Company's cash and short term investments. In addition, $725,000 of the Company's investments represent statutory deposits of Crusader which are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for Crusader to write certain lines of business in California and for its admission in states other than California.

NOTE 3 - FUNDS HELD AS SECURITY
Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers.

                                    5 of 9

                            UNICO AMERICAN CORPORATION
                                 AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 4 - STATUTORY CAPITAL AND SURPLUS
As of June 30, 1995, Crusader's statutory capital and surplus was deemed sufficient to support its present insurance premium writings.

NOTE 5 - INCENTIVE STOCK OPTION PLAN
The Company's 1985 stock option plan provides for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 1995, 680,000 options were outstanding, of which 504,670 were currently exercisable. There are no additional options available for future grant under the 1985 plan.

NOTE 6 - CLAIMS AND LITIGATION
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. The Company is required to resort to legal proceedings from time-to-time in order to enforce collection of premiums and other commissions or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

Likewise, the Company is sometimes named as a cross-defendant in litigation which is principally directed against that insurer who has issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or other agents which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel and they do not materially affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated operation or financial position.

NOTE 7 - LEASE COMMITMENTS AND CONTINGENCIES
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The lease provides for an annual gross rental of $1,025,952. Erwin Cheldin, the Company's president, chairman and principal stockholder, is the owner of the building. The terms of the lease at inception and at the time the lease extension was executed were at least as favorable to the Company as could have been obtained from unaffiliated third parties.

The Company utilizes for its own operation 100% of the space it leases.

NOTE 8
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which consist of normal recurring adjustments, to present fairly the results of operations for the three months ended June 30, 1995, and June 30, 1994.

NOTE 9
The results of operations for the three months ended June 30, 1995, should not be considered as necessarily indicative of the results to be expected for the full year.

                                    6 of 9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

(a)  LIQUIDITY AND CAPITAL RESOURCES:
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestment of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 1995, the Company had cash and cash investments of $66,376,004 of which $63,142,121 were investments of Crusader.

As of the quarter ended June 30, 1995, the Company had invested $62,516,629 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high quality investments. The balance of the Company's investments are in high quality short-term investments which include bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $62,516,629 include $39,528,799 (63%) of tax exempt, pre-refunded state and municipal bonds. The tax exempt interest income earned during the quarter ended June 30, 1995, was $494,455.

The Company's investment policy limits investments in any one company to no more than $1,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. Government or U.S. Government guaranteed issues. All Unico investments are high grade investment quality.

There are no material commitments for capital expenditures as of the date of this report.

The Company's premium finance subsidiary, American Acceptance Corporation ("AAC"), has a bank credit line of $6,000,000 with a variable rate of interest based on fluctuations in the London Inter Bank Offered Rate ("LIBOR"). This credit line is only used to provide AAC with funds to finance insurance premiums.

On June 15, 1995, the Company repaid from its cash flow the $500,000 of related party debt which was borrowed by Unico in June of 1992 to increase Crusader's surplus following the Los Angeles riot.

On May 16, 1995, the Board of Directors declared a dividend of $0.07 (seven cents) per common share payable on August 14, 1995, to shareholders of record at the close of business on July 31, 1995.

The Company believes that its cash and short-term investments at the quarter end, net of trust restriction of $2,965,176 and statutory deposits of $725,000 and dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements (excluding funds to finance insurance premiums discussed above) during the next twelve months, without the necessity of borrowing additional funds.

                                    7 of 9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

(b)  RESULTS OF OPERATION:

All comparisons made in this discussion are comparing the quarter ended June 30, 1995, to the quarter ended June 30, 1994, unless otherwise indicated.

Net income for the quarter ended June 30, 1995, was $1,327,306 compared to $746,663 for the quarter ended June 30, 1994. Total revenues for the Company increased $598,292 to $10,169,592, a 6% increase.

INSURANCE COMPANY OPERATION

Insurance company underwriting income (net earned premium less losses and loss adjustment expenses and policy acquisition costs) was $1,303,930 compared to underwriting income of $538,818 in the quarter ended June 30, 1994.

PREMIUM EARNED increased $199,689 (2%). This increase was primarily attributable to two factors. The first factor was the growth in Crusader's Commercial Package business both in and out of California. The Commercial Package premium earned increased $1,517,827 (22%) to $8,491,520 and is Crusader's primary line of business, representing approximately 89% of its earned premium for the quarter. The second factor was a decrease in Crusader's Other Liability line of business. Crusader is intentionally reducing its Other Liability line in an effort to improve the utilization of its surplus. Other Liability earned premium decreased $1,226,042 (57%) to $938,642.

Ceded premium decreased from 24% of premium earned to 21% primarily as a result of the reduction in Other Liability premium (which cedes a higher percentage of premium than Crusader's other lines) and an increase in loss retention from $100,000 to $150,000 on April 1, 1995. Net premium earned increased $452,784 (6%) to $7,512,351.

LOSSES AND LOSS ADJUSTMENT EXPENSES for the quarter ended June 30, 1995, were 55% of net premium earned compared to 64% for the quarter ended June 30, 1994. The decrease in the loss ratio for the quarter ended June 30, 1995, was primarily due to the favorable development of prior period losses.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are directly or indirectly related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. The company's reinsurer pays the company a ceding commission which is primarily a reimbursement of the acquisition cost related to the ceded premium.

Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs increased by $104,626 (5%) due to the related increase in Crusader's premium earned.

INVESTMENT INCOME, excluding realized investment gains, increased by $149,725 (19%) to $931,881. This increase was primarily due to an 18% increase in invested assets (at amortized cost).

There were no significant changes in other revenue or expense items.

The effect of inflation on net income of the Company during the quarters ended June 30, 1995, and 1994 was not significant.

There were no material items or significant elements included in the results of operations which arose from or were not necessarily representative of the Company's ongoing business.

                                    8 of 9

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Exhibit 27 - Financial Data Schedule

(b)    Reports on Form 8-K:

       None




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.



  UNICO AMERICAN CORPORATION


  Date: August 10, 1995     By:       /s/  Erwin Cheldin
                                -----------------------------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)





  Date: August 10, 1995     By:             /s/  Lester A. Aaron
                                -----------------------------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer and Director (Principal Accounting and Principal
                                  Financial Officer)


                                    9 of 9

                                EXHIBIT INDEX
                                      TO
          UNICO AMERICAN CORPORATION QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995


No.      Item
- ---      ----

27       FINANCIAL DATA SCHEDULE