Form 10-Q
period 1995-09-30
UNICO AMERICAN CORP
filed 1995-11-13
CIK 100716

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period from JULY 1, 1995 TO SEPTEMBER 30, 1995


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


                                NO CHANGE
           (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----

                                5,957,645
    Number of shares of common stock outstanding as of November 8, 1995


                                 1 of 10

                                                                       PART 1
FINANCIAL STATEMENTS                                    FINANCIAL INFORMATION

                          UNICO AMERICAN CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                SEPTEMBER 30,           MARCH 31,
                                                                    1995                  1995
                                                                -------------          ------------
ASSETS
Investments
  Fixed maturities, available-for-sale at market value
    (amortized cost $64,156,105 at September 30,
     1995 and $60,707,261 at March 31, 1995)                     $65,069,547            $60,438,930
  Equity securities, at market (cost $299,840 at
     September 30, 1995)                                             332,100                  --
  Short-term investments, at cost                                  3,207,687              3,382,301
                                                                 -----------            -----------
      Total Investments                                           68,609,334             63,821,231
Cash                                                                 152,914                173,232
Accrued investment income                                          1,227,545              1,368,773
Accounts and notes receivable, net                                 8,756,157              8,061,352
Reinsurance recoverable:
   Paid losses & loss adjustment expenses                            227,991                 56,173
   Unpaid losses & loss adjustment expenses                        5,159,845              4,737,448
Prepaid reinsurance premiums                                       1,651,308              2,784,432
Deferred policy acquisition costs                                  4,126,050              4,113,936
Property and equipment (net of accumulated depreciation)             302,596                335,495
Deferred income taxes                                              1,340,392              1,610,075
Other assets                                                         588,709                394,554
                                                                 -----------            -----------
    Total Assets                                                 $92,142,841            $87,456,701
                                                                 ===========            ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses                       $35,240,980            $32,370,752
Unearned premium reserve                                          18,993,452             19,569,975
Advance premiums                                                   1,608,989              1,652,377
Funds held as security for performance                               822,818                750,824
Accrued expenses and other liabilities                             2,531,897              2,174,560
Income taxes payable                                                   1,200                315,385
Note payable - Bank                                                3,670,001              3,975,001
Note payable - Related Party                                            --                  500,000
                                                                 -----------            -----------
    Total Liabilities                                            $62,869,337            $61,308,874
                                                                 -----------            -----------
STOCKHOLDERS' EQUITY
Common stock, no par - authorized 10,000,000 shares,
  issued and outstanding shares 5,957,645 at September 30, 1995,
  and 5,957,645 at March 31, 1995                                  2,834,801              2,834,801
  Net unrealized investment gains (losses)                           624,163               (177,098)
Retained  earnings                                                25,814,540             23,490,124
                                                                 -----------            -----------
    Total Stockholders' Equity                                    29,273,504             26,147,827
                                                                 -----------            -----------
    Total Liabilities and Stockholders' Equity                   $92,142,841            $87,456,701
                                                                 ===========            ===========


                            See notes to consolidated financial statements.


                                              2 of 10

                         UNICO AMERICAN CORPORATION
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                               1995            1994                1995          1994
                                           ----------------------------        --------------------------
REVENUES
Insurance Company Revenues
  Premium earned                            $9,394,397       $9,689,094        $18,907,572    $19,002,580
  Premium ceded                              1,725,645        2,438,207          3,726,469      4,692,126
                                           ------------     -----------        ------------   -----------
  Net premium earned                         7,668,752        7,250,887         15,181,103     14,310,454
  Investment income                            898,222          762,227          1,792,068      1,513,743
  Net realized investment gains                  7,192               --              7,192          7,552
  Other income (expense)                            --             (185)               713            470
                                           ------------     -----------        ------------   -----------
     Total insurance company revenue         8,574,166        8,012,929         16,981,076     15,832,219

Other Revenues from Insurance Operations
  Gross commissions and fees                 1,443,159        1,428,332          2,850,792      2,832,630
  Investment income                             37,969           31,382             76,004         62,022
  Finance charges and late fees earned         341,419          330,266            653,284        643,818
  Other income                                   3,488           23,422              8,637         26,942
                                           ------------     -----------        ------------   -----------
     Total Revenues                         10,400,201        9,826,331         20,569,793     19,397,631
                                           ------------     -----------        ------------   -----------

COSTS AND EXPENSES
  Losses & loss adjustment expenses          4,272,103        4,737,106          8,394,877      9,276,834
  Policy acquisition costs                   2,127,910        2,042,861          4,213,557      4,023,882
  Salaries and employee benefits               904,675          989,313          1,828,996      1,868,030
  Commissions to agents/brokers                331,882          334,907            657,772        678,139
  Other operating expenses                     760,043          728,831          1,643,154      1,563,736
                                           ------------     -----------        ------------   -----------
     Total Costs and Expenses                8,396,613        8,833,018         16,738,356     17,410,621
                                           ------------     -----------        ------------   -----------

     Income Before Taxes                     2,003,588          993,313          3,831,437      1,987,010

Income Tax Provision                           589,443          230,243          1,089,986        477,277
                                           ------------     -----------        ------------   -----------
     Net Income                             $1,414,145       $  763,070          2,741,451      1,509,733
                                           ============     ===========

Dividends Paid to Stockholders                                                     417,035        417,058

Retained Earnings April 1,                                                      23,490,124     20,115,131
                                                                               ------------   -----------
Retained Earnings September 30,                                                $25,814,540    $21,207,806
                                                                               ============   ===========


PER SHARE DATA
Weighted Average Common
   Shares Outstanding:                       6,141,924        6,056,363          6,117,200      6,072,203

Earnings Per Share:                              $0.23            $0.13              $0.45          $0.25




                 See notes to consolidated financial statements.

                                  3 of 10

                                UNICO AMERICAN CORPORATION
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                  FOR THE SIX MONTHS ENDED

                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                             1995                 1994
                                                        -------------         ------------
Net Income                                                $2,741,451           $1,509,733
Charges (credits) to reconcile net income
  to net cash from operations
  Depreciation & amortization                                 53,880               55,935
  Bond amortization, net                                     295,974              362,490
  Accrued investment income                                  141,228             (116,452)
  Accounts receivable                                       (694,805)          (1,004,879)
  Deferred policy acquisition costs                          (12,114)            (432,581)
  Reinsurance recoverable                                   (594,215)            (613,726)
  Other assets                                              (194,154)             183,150
  Reserve for unpaid losses & loss adjustment expenses     2,870,228            4,784,530
  Prepaid reinsurance premiums                             1,133,124               54,058
  Unearned premium reserve                                  (576,523)           1,902,680
  Net realized (gains) on sales of fixed maturities           (7,192)            (131,199)
  Net realized loss on sales of equity securities               --                123,647
  Funds held as security & advanced premiums                  28,606               11,277
  Income taxes current/deferred                             (457,273)            (141,323)
  Accrued expenses & other liabilities                       357,338               24,506
                                                          ----------          -----------
    Net cash provided from operations                      5,085,553            6,571,846
                                                          ----------          -----------
Investing Activities
  Purchase of fixed maturity investments                 (12,504,658)         (15,172,854)
  Proceeds from maturity of fixed maturity investments     8,442,840            3,914,000
  Purchase of equity securities at cost                     (299,840)              (5,933)
  Proceeds from sale of equity securities                        --             1,051,216
  Proceeds from sale of fixed maturities                     324,189            4,624,470
  Net decrease (increase) in short-term investments          174,614             (541,142)
  Additions to property & equipment                          (20,981)             (45,799)
                                                          ----------          -----------
    Net cash (used) by investing activities               (3,883,836)          (6,176,042)
                                                          ----------          -----------
Financing Activities
  Proceeds from issuance of common stock                         --                35,000
  Proceeds (repayment) of note payable - Bank               (305,000)             192,000
  Repayment of note payable - Related party                 (500,000)                --
  Dividends paid to Stockholders                            (417,035)            (417,058)
    Net cash provided (used) by financing activities      (1,222,035)            (190,058)

Net increase (decrease) in cash                              (20,318)             205,746
Cash at beginning of period                                  173,232              205,612
                                                          ----------          -----------
    Cash at end of period                                   $152,914             $411,358
                                                          ==========          ===========
Supplemental cash flow information
  Cash paid during the period for:
     Interest                                               $175,497             $169,768
     Income taxes                                         $1,234,615             $437,000



                            See notes to consolidated financial statements.

                                              4 of 10

                              UNICO AMERICAN CORPORATION
                                  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1995

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

INVESTMENTS
Although all of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value, the Company's investment guidelines place primary emphasis on buying and holding high quality investments. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as a separate component of stockholders' equity, net of any deferred tax effect. Short-term investments are carried at cost which approximates market value. When a decline in the value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statement of operations. Realized gains and losses are included in the consolidated statements of operations based upon the specific identification method.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated depreciation methods over the estimated useful lives of the related assets.

INCOME TAXES
The provision for income taxes is computed on the basis of income as reported for financial reporting purposes under generally accepted accounting principles. Deferred income taxes arise principally from certain assets and liabilities which are recognized for income tax purposes in different periods than for financial statements.

NOTE 2 - RESTRICTED FUNDS
As required by law, the Company segregates from its operating accounts premiums collected from insureds into separate trust accounts. As of September 30, 1995, these trust funds represent $3,203,800 of the Company's cash and short-term investments. In addition, $725,000 of the Company's investments represent statutory deposits of Crusader which are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for Crusader to write certain lines of business in California and for its admission in states other than California.

NOTE 3 - FUNDS HELD AS SECURITY
Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers.

                                   5 of 10

                              UNICO AMERICAN CORPORATION
                                  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1995

NOTE 4 - STATUTORY CAPITAL AND SURPLUS
As of September 30, 1995, Crusader's statutory capital and surplus was deemed sufficient to support its present insurance premium writings.

NOTE 5 - INCENTIVE STOCK OPTION PLAN
The Company's 1985 stock option plan provides for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 1995, 680,000 options were outstanding, of which 504,670 were currently exercisable. There are no additional options available for future grant under the 1985 plan.

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

Likewise, the Company is sometimes named as a cross-defendant in litigation which is principally directed against that insurer who has issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or other agents which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and they do not materially affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated operation or financial position.

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

NOTE 8
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which consist of normal recurring adjustments, to present fairly the results of operations for the three months and six months ended September 30, 1995, and September 30, 1994.

NOTE 9
The results of operations for the three and six months ended September 30, 1995 should not be considered as necessarily indicative of the results to be expected for the full year.

                                   6 of 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  LIQUIDITY AND CAPITAL RESOURCES:

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestment of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 1995, the Company had cash and cash investments of $67,816,346 (at amortized cost) of which $64,306,954 (95%) were investments of Crusader.

As of the quarter ended September 30, 1995, the Company had invested $64,156,105 (at amortized cost) or 95% of its invested assets in fixed maturity obligations. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high quality investments. The balance of the Company's investments are in equity securities consisting of a regional telephone company, high quality short-term investments which include bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $64,156,105 include $35,296,436 (55%) of tax exempt, pre-refunded state and municipal bonds. The tax exempt interest income earned for the three and six months ended September 30, 1995, was $432,558 and $927,013 respectively.

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

The Company believes that its cash and short-term investments at the quarter end, net of trust restriction of $3,203,800 and statutory deposits of $725,000 and dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements (excluding funds to finance insurance premiums discussed above) during the next twelve months without the necessity of borrowing additional funds.

Although the Company was not dependent upon dividends from Crusader during the six months ended September 30, 1995, it received a $500,000 dividend from Crusader on August 14, 1995. These funds were primarily used to fund the Company's cash dividend to shareholders.

On August 14, 1995, the Company paid the $0.07 (seven cents) per common share cash dividend which was declared by the Board of Directors on May 16, 1995, to shareholders of record at the close of business on July 31, 1995.

                                   7 of 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(b)  RESULTS OF OPERATIONS:

All comparisons made in this discussion are comparing the three and six months ended September 30, 1995, to the three and six months ended September 30, 1994, unless otherwise indicated.

The Company recognized net income of $1,414,145 for the three months and $2,741,451 for the six months ended September 30, 1995, compared to net income of $763,070 for the three months and $1,509,733 for the six months ended September 30, 1994.

Total revenues for the Company increased $573,870 (6%) for the three months and $1,172,162 (6%) for the six months ended September 30, 1995, when compared to the three and six months ended September 30, 1994.

INSURANCE COMPANY OPERATION

Insurance company underwriting income (net earned premium less loss and loss adjustment expenses and policy acquisition costs) was $1,268,739 for the three months and $2,572,669 for the six months ended September 30, 1995, compared to underwriting income of $470,920 for the three months and $1,009,738 for the six months ended September 30, 1994.

PREMIUM EARNED before reinsurance decreased $294,697 (3%) for the three months and $95,008 (1%) for the six months. The decrease in premium earned was primarily attributable to Crusader's decision to intentionally reduce its Other Liability line in an effort to improve the utilization of its surplus. The decrease in the Other Liability line earned premium for the three months and six months ended September 30, 1995 was $1,685,630 and $2,911,671 respectively.
Crusader's primary line of business is its Commercial Package line, representing approximately 95% of total earned premium for the three months and 92% for the six months ended September 30, 1995. This line of business continued to grow with earned premium increasing $1,545,005 (21%) to $8,932,147 for the three months and $3,062,832
(21%) to $17,423,667 for the six months ended September 30, 1995.

Ceded premium decreased from 25% of premium earned to 18% for the three months ended and from 25% to 20% for the six months ended September 30, 1995, primarily as a result of the reduction in Other Liability premium (which cedes a higher percentage of premium than Crusader's other lines) and a reduction in reinsurance ceded due to an increase in loss retention from $100,000 to $150,000 on April 1, 1995. The Company's net premium earned increased $417,865 (6%) for the three months and $870,649 (6%) for the six months ended September 30, 1995.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 56% and 55% of net premium earned for the three and six months ending September 30, 1995 respectively, compared to 65% of net premium earned for both the three and six months ended September 30, 1994. The decrease in the loss ratios for the quarter and year to date is primarily due to the favorable development of prior period losses.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are directly or indirectly related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurer pays the Crusader a ceding commission which is primarily a reimbursement of the acquisition cost related to the ceded premium.

Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs increased by $85,049 (4%) for the three months and increased by $189,675 (5%) for the six months due to the related increase in Crusader's net earned premium.

                                   8 of 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(b)  RESULTS OF OPERATIONS (CONTINUED):

INVESTMENT INCOME, excluding realized investment gains, increased $142,582 (18%) for the three months and $292,307 (19%) for the six months ended September 30, 1995, compared to the three and six months ending September 30, 1994. This increase was primarily due to a 13% increase (at amortized cost) in invested assets.

There were no significant changes in other revenue or expense items.

The effect of inflation on net income of the Company during the three and six months ended September 30, 1995, and 1994 was not significant.

There were no material items or significant elements included in the results of operations which arose from or were not necessarily representative of the Company's ongoing business.


                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On August 11, 1995 the Company held its Annual Meeting of
    Shareholders.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all of such nominees were elected.

(c) At the meeting, the following persons were elected by the vote indicated (there were no abstentions or broker non-votes) as directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified:

                                              AGAINST OR
         NAME                        FOR       WITHHELD
         ----                        ---      ----------
         Erwin Cheldin            4,717,344     22,824
         Lester A. Aaron          4,717,344     22,824
         Cary L. Cheldin          4,717,344     22,824
         George C. Gilpatrick     4,717,344     22,824
         Roger H. Platten         4,717,344     22,824
         David A. Lewis           4,717,344     22,824
         Bernard R. Gans          4,717,344     22,824


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K:

    None

                                   9 of 10

                          UNICO AMERICAN CORPORATION
                              AND SUBSIDIARIES


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.


     UNICO AMERICAN CORPORATION



     Date: November 9, 1995   By: /s/ ERWIN CHELDIN
                                  -------------------------------------------
                              Erwin Cheldin
                              Chairman of the Board, President and Chief
                              Executive Officer, (Principal Executive Officer)


     Date: November 9, 1995   By: /s/ LESTER ALAN AARON
                                  -------------------------------------------
                              Lester Alan Aaron
                              Treasurer, Chief Financial Officer, (Principal
                              Accounting and Principal Financial Officer)

                                   10 of 10

                                 EXHIBIT INDEX
                                      TO
             UNICO AMERICAN CORPORATION QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

NO.    ITEM
--     ----

27  FINANCIAL DATA SCHEDULE