Form 10-Q
period 1995-12-31
UNICO AMERICAN CORP
filed 1996-02-14
CIK 100716

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period from OCTOBER 1, 1995 TO DECEMBER 31, 1995


                          COMMISSION FILE NO. 0-3978


                          UNICO AMERICAN CORPORATION
            (Exact name of registrant as specified in its charter)


                NEVADA                                  95-2583928
      (State or other jurisdiction of                (I.R.S. Employee
       incorporation or organization)               Identification No.)


 23251 MULHOLLAND DRIVE  WOODLAND HILLS, CALIFORNIA             91364
       Address of Principal Executive Offices)                (Zip Code)


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

                                  5,957,738
   Number of shares of common stock outstanding as of February 9, 1996


                                    1 of 10

                                                                          PART 1
FINANCIAL STATEMENTS                                       FINANCIAL INFORMATION

                          UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 DECEMBER 31,         MARCH 31,
                                                                     1995               1995
                                                                 ------------        ----------
ASSETS
Investments
  Fixed maturities, available-for-sale at market value
    (amortized cost $66,171,956 at December 31,
     1995, and $60,707,261 at March 31, 1995)                      $67,973,654       $60,438,930
  Short-term investments, at cost                                    4,344,438         3,382,301
                                                                     ---------         ---------
      Total Investments                                             72,318,092        63,821,231
Cash                                                                       951           173,232
Accrued investment income                                            1,282,940         1,368,773
Accounts and notes receivable, net                                   8,445,087         8,061,352
Reinsurance recoverable:
   Paid losses & loss adjustment expenses                               66,389            56,173
   Unpaid losses & loss adjustment expenses                          5,016,527         4,737,448
Prepaid reinsurance premiums                                         1,464,504         2,784,432
Deferred policy acquisition costs                                    4,220,086         4,113,936
Property and equipment (net of accumulated depreciation)               309,138           335,495
Deferred income taxes                                                1,122,503         1,610,075
Other assets                                                           797,599           394,554
                                                                    ----------        ----------
       Total Assets                                                $95,043,816       $87,456,701
                                                                    ----------        ----------
                                                                    ----------        ----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses                         $36,696,882       $32,370,752
Unearned premium reserve                                            19,362,092        19,569,975
Advance premiums                                                     1,553,156         1,652,377
Funds held as security for performance                                 782,774           750,824
Accrued expenses and other liabilities                               2,304,794         2,174,560
Income taxes payable                                                    88,363           315,385
Note payable - Bank                                                  2,895,001         3,975,001
Note payable - Related Party                                               -             500,000
                                                                    ----------        ----------
    Total Liabilities                                              $63,683,062       $61,308,874
                                                                    ----------        ----------

STOCKHOLDERS' EQUITY
Common stock, no par - authorized 10,000,000 shares,
  issued and outstanding shares 5,957,738 at December 31, 1995,
  and 5,957,645 at March 31, 1995                                    2,834,801         2,834,801
  Net unrealized investment gains (losses)                           1,180,200          (177,098)
Retained  earnings                                                  27,345,753        23,490,124
                                                                    ----------        ----------
    Total Stockholders' Equity                                      31,360,754        26,147,827
                                                                    ----------        ----------

    Total Liabilities and Stockholders' Equity                     $95,043,816        $87,456,701
                                                                    ----------         ----------
                                                                    ----------         ----------


                See notes to consolidated financial statements.


                                     2 of 10

                            UNICO AMERICAN CORPORATION

                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          DECEMBER 31,                      DECEMBER 31,
                                                    1995               1994              1995            1994
                                                  ---------------------------         --------------------------
REVENUES
Insurance Company Revenues
  Premium earned                                  $9,353,066      $9,845,285          $28,260,638    $28,847,865
  Premium ceded                                    1,270,569       2,352,549            4,997,038      7,044,675
                                                  ----------      ----------          -----------    -----------
  Net premium earned                               8,082,497       7,492,736           23,263,600     21,803,190
  Investment income                                  958,867         833,330            2,750,935      2,347,073
  Net realized investment gains                       29,009               -               36,201          7,552
  Other income (expense)                                  60         (14,816)                 773        (14,346)
                                                  ----------      ----------          -----------    -----------
    Total Insurance Company Revenue               9,070,433        8,311,250           26,051,509     24,143,469

Other Revenues from Insurance Operations
  Gross commissions and fees                       1,460,637       1,382,148            4,311,429      4,214,778
  Investment income                                   36,308          40,144              112,312        102,166
  Finance charges and late fees earned               332,941         338,397              986,225        982,215
  Other income                                         2,747           2,991               11,384         29,933
                                                  ----------      ----------          -----------    -----------
     Total Revenues                               10,903,066      10,074,930           31,472,859     29,472,561
                                                  ----------      ----------          -----------    -----------
COSTS AND EXPENSES
  Losses & loss adjustment expenses                4,515,311       4,380,024           12,910,188     13,656,858
  Policy acquisition costs                         2,140,709       2,135,029            6,354,266      6,158,911
  Salaries and employee benefits                     943,312         996,190            2,772,308      2,864,220
  Commissions to agents/brokers                      364,316         333,239            1,022,088      1,011,378
  Other operating expenses                           759,654         862,873            2,402,808      2,426,609
                                                  ----------      ----------          -----------    -----------
     Total Costs and Expenses                      8,723,302       8,707,355           25,461,658     26,117,976
                                                  ----------      ----------          -----------    -----------

     Income Before Taxes                           2,179,764       1,367,575            6,011,201      3,354,585
Income Tax Provision                                 648,551         335,486            1,738,537        812,763
                                                  ----------      ----------          -----------    -----------
     Net Income                                   $1,531,213      $1,032,089            4,272,664      2,541,822
                                                  ==========     ===========
   Dividends Paid to Stockholders                                                         417,035        417,169

Retained Earnings April 1,                                                             23,490,124     20,115,131
                                                                                      -----------    -----------
Retained Earnings December 31,                                                        $27,345,753    $22,239,784
                                                                                      ===========    ===========
PER SHARE DATA
Weighted Average Common
   Shares Outstanding:                             6,162,667       6,026,359            6,132,356      6,056,922
Earnings Per Share:                                    $0.25           $0.17               $0.70           $0.42




               See notes to consolidated financial statements.


                                    3 of 10

                           UNICO AMERICAN CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE NINE MONTHS ENDED

                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1995             1994
                                                              ------------      ------------
                                                              $4,272,664         $2,541,822
Charges (credits)  to reconcile net
  income to net cash from operations
  Depreciation & amortization                                     87,707             90,716
  Bond amortization, net                                         421,039            542,346
  Accrued investment income                                       85,833           (280,425)
  Accounts receivable                                           (383,735)          (634,859)
  Deferred policy acquisition costs                             (106,150)          (408,536)
  Reinsurance recoverable                                       (289,295)          (830,600)
  Other assets                                                  (403,045)           (99,494)
  Reserve for unpaid losses & loss adjustment expenses         4,326,130          5,673,186
  Prepaid reinsurance premiums                                 1,319,928             47,439
  Unearned premium reserve                                      (207,883)         1,766,631
  Net realized (gains) on sales of fixed maturities               (7,192)          (131,199)
  Net realized (gains) on sales of equity securities             (29,009)           123,647
  Funds held as security & advanced premiums                     (67,271)            13,388
  Income taxes current/deferred                                 (452,179)          (134,011)
  Accrued expenses & other liabilities                           130,235            (18,258)
                                                             -----------        -----------
       Net cash provided from operations                       8,697,777          8,261,793
                                                             -----------        -----------
Investing Activities
  Purchase of fixed maturity investments                     (17,703,299)       (17,958,535)
  Proceeds from maturity of fixed maturity investments        11,824,754          9,538,570
  Purchase of equity securities at cost                         (299,840)            (5,933)
  Proceeds from sale of equity securities                        328,849          1,051,216
  Net decrease (increase) in short-term investments             (962,137)          (625,180)
  Additions to property & equipment                              (61,350)          (179,040)
                                                             -----------        -----------
     Net cash (used) by investing activities                  (6,873,023)        (8,178,902)
                                                             -----------        -----------
Financing Activities
  Proceeds from issuance of common stock                            -                35,000
  Proceeds (repayment) of note payable - Bank                 (1,080,000)           267,000
  Repayment of note payable - Related party                     (500,000)              -
  Dividends paid to Stockholders                                (417,035)          (417,169)
                                                             -----------        -----------
     Net cash provided (used) by financing activities         (1,997,035)          (115,169)
                                                             -----------        -----------
Net increase (decrease) in cash                                 (172,281)           (32,278)
Cash at beginning of period                                      173,232            205,612
                                                             -----------        -----------
    Cash at end of period                                           $951           $173,334
                                                             ===========        ===========
Supplemental cash flow information
  Cash paid during the period for:
     Interest                                                 $  243,205           $266,062
     Income taxes                                             $2,192,000           $802,000


                    See notes to consolidated financial statements.


                                    4 of 10

                            UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

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

INVESTMENTS
Although all of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as a separate component of stockholders' equity, net of any deferred tax effect. Short-term investments are carried at cost which approximates market value. When a decline in the value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statement of operations. Realized gains and losses are included in the consolidated statements of operations based upon the specific identification method.

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

NOTE 2 - RESTRICTED FUNDS
As required by law, the Company segregates from its operating accounts premiums collected from insureds into separate trust accounts. As of December 31, 1995, these trust funds represent $3,032,058 of the Company's cash and short-term investments. In addition, $725,000 of the Company's investments represent statutory deposits of Crusader which are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for Crusader to write certain lines of business in California and for its admission in states other than California.

NOTE 3 - FUNDS HELD AS SECURITY
Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers.


                                    5 of 10

                             UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 4 - STATUTORY CAPITAL AND SURPLUS
As of December 31, 1995, Crusader's statutory capital and surplus were deemed sufficient to support its present insurance premium writings.

NOTE 5 - INCENTIVE STOCK OPTION PLAN
The Company's 1985 stock option plan provides for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of December 31, 1995, 680,000 options were outstanding, of which 504,670 were currently exercisable. There are no additional options available for future grant under the 1985 plan.

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

NOTE 8
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which consist of normal recurring adjustments, to present fairly the results of operations for the three months and nine months ended December 31, 1995, and December 31, 1994.

NOTE 9
The results of operations for the three and nine months ended December 31, 1995, should not be considered as necessarily indicative of the results to be expected for the full year.


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

Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of December 31, 1995, the Company had cash and cash investments of $70,517,345 (at amortized cost) of which $67,328,931 (95%) were investments of Crusader.

As of the quarter ended December 31, 1995, the Company had invested $66,171,956 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high quality investments. The balance of the Company's investments are in U.S. treasury bills, high quality short-term investments which include bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $66,171,956 include $35,158,603 (53%) of tax exempt, pre-refunded state and municipal bonds. The tax exempt interest income earned for the three and nine months ended December 31, 1995, was $401,298 and $1,328,311, respectively.

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

The Company believes that its cash and short-term investments at the quarter end, net of trust restriction of $3,032,058 and statutory deposits of $725,000 and dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements (excluding funds to finance insurance premiums discussed above) during the next twelve months without the necessity of borrowing additional funds.

Although the Company was not dependent upon dividends from Crusader during the three months ended December 31, 1995, it received a $500,000 dividend on December 28, 1995.


                                    7 of 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(B)  RESULTS OF OPERATIONS:

All comparisons made in this discussion are comparing the three and nine months ended December 31, 1995, to the three and nine months ended December 31, 1994, unless otherwise indicated.

The Company recognized net income of $1,531,213 for the three months and $4,272,664 for the nine months ended December 31, 1995, compared to net income of $1,032,089 for the three months and $2,541,822 for the nine months ended December 31, 1994.

Total revenues for the Company increased $828,136 (8%) for the three months and $2,000,298 (7%) for the nine months ended December 31, 1995, when compared to the three and nine months ended December 31, 1994.

INSURANCE COMPANY OPERATION

Insurance company underwriting income (net earned premium less loss and loss adjustment expenses and policy acquisition costs) was $1,426,477 for the three months and $3,999,146 for the nine months ended December 31, 1995, compared to underwriting income of $977,683 for the three months and $1,987,421 for the nine months ended December 31, 1994.

PREMIUM EARNED before reinsurance decreased $492,219 (5%) for the three months and $587,227 (2%) for the nine months. The decrease in premium earned was primarily attributable to Crusader's decision to intentionally reduce its Other Liability line in an effort to improve the utilization of its surplus. The decrease in the Other Liability line earned premium for the three months and nine months ended December 31, 1995, was $1,693,898 and $4,605,109 respectively. Crusader's primary line of business is its Commercial Package line, representing approximately 98% of total earned premium for the three months and 94% for the nine months ended December 31, 1995. This line of business continued to grow with earned premium increasing $1,238,891 (16%) to $9,154,874 for the three months and $4,319,557 (19%) to $26,578,542 for the nine months ended December 31, 1995.

Ceded premium decreased from 24% of premium earned to 14% for the three months ended and from 24% to 18% for the nine months ended December 31, 1995, primarily as a result of the reduction in Other Liability premium (which cedes a higher percentage of premium than Crusader's other lines) and a reduction in reinsurance ceded due to an increase in loss retention from $100,000 to $150,000 on April 1, 1995. The Company's net premium earned increased $589,761 (8%) for the three months and $1,460,410 (7%) for the nine months ended December 31, 1995.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 56% of net premium earned for the three and nine months ending December 31, 1995, compared to 58% and 63% of net premium earned for the three and nine months ended December 31, 1994 respectively. The decrease in the loss ratios for the quarter and year-to-date is primarily due to the favorable development of prior period losses.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are directly or indirectly related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.
Crusader's reinsurer pays Crusader a ceding commission which is primarily a reimbursement of the acquisition cost related to the ceded premium.

Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs increased by $5,680 (less than 1 %) for the three months and increased by $195,355 (3%) for the nine months due to the related increase in Crusader's net earned premium.



                                    8 of 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(B)  RESULTS OF OPERATIONS (CONTINUED):

INVESTMENT INCOME, excluding realized investment gains, increased $121,701 (14%) for the three months and $414,008 (17%) for the nine months ended December 31, 1995, compared to the three and nine months ending December 31, 1994. This increase was primarily due to a 15% increase (at amortized cost) in invested assets.

There were no significant changes in other revenue or expense items.

The effect of inflation on net income of the Company during the three and nine months ended December 31, 1995, and 1994 was not significant.

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


    UNICO AMERICAN CORPORATION



    Date: February 12, 1996        By: /s/ ERWIN CHELDIN
                                       -----------------------------------------
                                      Erwin Cheldin
                                      Chairman of the Board, President and Chief
                                      Executive Officer, (Principal Executive
                                      Officer)



   Date: February 12, 1996         By: /s/ Lester Alan Aaron
                                       ----------------------------------------
                                       Lester Alan Aaron
                                       Treasurer, Chief Financial Officer,
                                       (Principal Accounting and Principal
                                       Financial Officer)



                                    10 of 10

                                  EXHIBIT INDEX
                                       TO
            UNICO AMERICAN CORPORATION QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1995

No.       Item
---       ----
27        FINANCIAL DATA SCHEDULE

