Form 10-K
period 1996-03-31
UNICO AMERICAN CORP
filed 1996-06-28
CIK 100716

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended MARCH 31, 1996              Commission File No. 0-3978

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of Registrant's voting stock held by non-affiliates as of June 24, 1996 was $24,877,099 (based upon the closing sales price on such date, as reported by the Wall Street Journal).

                                    5,972,668
        Number of shares of common stock outstanding as of June 24, 1996

Portions of the definitive proxy statement which registrant intends to file pursuant to regulation 14(A) by a date no later than 120 days after March 31, 1996, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120 day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

                                     PART I

ITEM 1. BUSINESS

Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969. Unico American Corporation is an insurance holding company which provides property, casualty, health and life insurance and related premium financing through its wholly owned subsidiaries.

                            GENERAL AGENCY OPERATIONS

The Company's general agency subsidiaries are as follows:

Unifax Insurance Systems, Inc. ("Unifax") primarily sells and services business package insurance policies. In addition, it also sells and services commercial liability, commercial property, commercial automobile and workers' compensation insurance policies. Its commercial automobile and workers' compensation policies are sold in California for non-affiliated insurers. All other policies are sold and serviced by Unifax in California, Oregon, Washington, Arizona and Nevada for Crusader Insurance Company ("Crusader"), a wholly owned subsidiary of Unico.

Bedford Insurance Services, Inc. ("Bedford") sells and services daily automobile rental policies in most states for a non-affiliated insurer.

National Coverage Corporation ("NCC") renews and services existing commercial automobile and auto physical damage policies in California on a discontinued program for a non-affiliated insurer.

As general agents, these subsidiaries market, rate, underwrite, inspect and issue policies, bill and collect insurance premiums, and maintain accounting and statistical data. Unifax is the exclusive general agent for Crusader. Unifax, Bedford and NCC are non-exclusive general agents for non-affiliated insurance companies. The Company's marketing is conducted through advertising to independent insurance agents and brokers. For its services, the general agent receives a commission (based on the premium written) from the insurance company, and in some cases, a service fee from the customer. These subsidiaries all hold licenses issued by the California Department of Insurance and other states where applicable.

                       INSURANCE CLAIM ADJUSTING OPERATION

The Company's subsidiary, U.S. Risk Managers, Inc. ("U.S. Risk"), provides insurance claim adjusting services to the various non-affiliated property and casualty insurance companies for which the Company acts as general agents. This service consists of receiving, reserving, adjusting, paying and accounting for insurance claims. U.S. Risk engages independent field examiners for all work performed outside the company's office. For its services, U.S. Risk receives a percentage of the premium written by the general agent. U.S. Risk operates under a license issued by the California Department of Insurance and other states where applicable. All claim adjusting services for Crusader policies are administered by Crusader. Crusader engages independent field examiners for all work performed outside the company's office.

                       INSURANCE PREMIUM FINANCE OPERATION

American Acceptance Corporation ("AAC") is a licensed insurance premium finance company which provides insurance purchasers with the ability to pay their insurance premiums on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company. The premium finance company also finances commercial auto policies produced by Unifax for a non-affiliated insurance company.

                      HEALTH AND LIFE INSURANCE OPERATIONS

The Company's subsidiaries: National Insurance Brokers, Inc. ("NIB") and American Insurance Brokers, Inc. ("AIB"), market medical, dental, life, and accidental death and dismemberment insurance through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For its services, these subsidiaries receive a commission from the insurance company. Most of the business is produced through independent insurance agents and brokers who receive a commission from NIB or AIB. NIB and AIB hold licenses issued by the California Department of Insurance. All business is currently written in the State of California.

                              ASSOCIATION OPERATION

The Company's subsidiary Insurance Club, Inc., DBA The American Association For Quality Health Care ("AAQHC"), is a membership association which provides various consumer benefits to its members, including participation in group health care and life insurance policies which AAQHC negotiates for the Association. For these services, AAQHC receives membership and fee income from its members.

                           INSURANCE COMPANY OPERATION

GENERAL

The insurance company operations are conducted through Crusader, which as of March 31, 1996, is licensed as an admitted insurance carrier in the states of California, Arizona, Nevada, Oregon and Washington. Crusader is a multiple line property and casualty insurance company which began transacting business on January 1, 1985. As of March 31, 1996, it was primarily writing business package policies in all the states in which it is licensed. Crusader also writes commercial property and commercial liability policies in those states. Its business is sold through Unifax Insurance Systems, Inc., its sister corporation. Unifax has substantial experience with these classes of business. Crusader is licensed in all property and casualty and disability lines by the California Department of Insurance.

REINSURANCE

A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the company from primary liability under its policies; and if the reinsurer fails to meet the obligations, the company must nonetheless pay its policy obligations. Crusader has reinsurance agreements with National Reinsurance Corporation, a California admitted reinsurance company, which helps protect it against liabilities in excess of certain retentions, including major or catastrophic losses which may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various California admitted reinsurance companies.

The aggregate amount of insurance premiums ceded to the reinsurers for the fiscal years ended March 31, 1996, and March 31, 1995, was $6,077,403 and $9,258,535 respectively.

Crusader's retention is currently $150,000 per risk subject to a maximum dollar amount and to catastrophe and clash covers. The catastrophe and clash covers (subject to a maximum occurrence and annual aggregate amount) help protect the company from one loss occurrence affecting multiple policies. The premium ceded to the reinsurers for the catastrophe and clash covers and for all exposures over $500,000 is a fixed percentage of the premium charged by Crusader. On exposures up to $500,000, the reinsurer charges a provisional rate which is subject to adjustment and is based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader which includes a reimbursement of the cost of acquiring the portion of the premium which is ceded. Crusader does not currently assume any reinsurance from other insurance companies. The company intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Historical data includes 11.25 years that Crusader has been in operation and the data from its general agent developed with other insurance companies prior to 1985. Since the ultimate liability of Crusader may be greater or less than estimated reserves, all reserves are constantly monitored and adjusted. Reserves for loss adjustment expenses are estimated to cover the direct costs associated with specific claims as well as an estimate of administrative costs.

The process of establishing loss reserves involves significant judgmental factors. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1986 through 1996. The top line of the table shows the estimated liability for unpaid loss and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date, including the estimated losses that had been incurred but not reported to the company. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

The table reflects deficiencies in Crusader's loss and loss adjustment expense reserves from 1986 through 1987 and redundancies thereafter. In January 1988, the company began a file-by-file revaluation of all open claims and a revaluation of the estimated liability for incurred but not reported claims ("IBNR") to insure that its reserves were adequate. Reserves on casualty claims were reestimated on a combination of both the estimated liability and the potential exposure. In addition, minimum reserves on bodily injury claims were substantially increased. The minimum reserves are the reserves set up after coverage is confirmed on a reported claim but before the information is received to adequately estimate the loss. The minimum reserves are based on the average of all bodily injury claims incurred. Furthermore, procedures were instituted to ensure that loss adjustment expense reserves were adequate. This revaluation of fiscal 1985 through fiscal 1987 open claims was completed in September 1988 and resulted in significant adjustments to the loss and loss adjustment reserves.

The redundancies in reserves from fiscal 1988 to the present are due to Crusader's loss reserving practices used in determining its IBNR. Although redundancies have been reported since fiscal 1988, there is no assurance that they will continue and the company believes a change in the way it computes IBNR is not warranted. Crusader is a relatively small insurance company with just over 10 years of its own statistical experience. The company is constantly changing its product mix and exposures, including the types of businesses insured within its business package program as well as its lines of business. In addition, it is regularly expanding its territories both inside and outside of California and is growing in premium volume. Considering the uncertainties from this changing environment as well as its limited internal data and history, the company recognizes the difficulties in developing its own unique IBNR statistics and, therefore, it incorporates industry standards and averages into its estimates. When Crusader establishes its IBNR reserves, although conservative, it is still well below industry average and the company believes that it is properly stated. When subsequent development justifies changes in IBNR, the company acts accordingly.

When evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts of prior periods and, therefore, the cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                           CRUSADER INSURANCE COMPANY

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                   Fiscal Year Ending March 31,

                            1986         1987         1988         1989        1990          1991
                            ----         ----         ----         ----        ----          ----
Reserve for Unpaid
Losses & Loss
 Adjustment
Expenses                $3,432,237    $7,510,784  $16,574,249  $23,511,133  $23,601,435  $22,918,442

PAID CUMULATIVE AS OF
1 Year Later             1,771,226     3,558,709    6,924,260    6,326,868    6,204,559    6,425,329
2 Years Later            3,101,706     7,153,804   10,927,698   10,726,038   10,357,708   10,946,318
3 Years Later            4,357,663     9,270,812   13,313,849   13,652,062   12,935,827   12,409,499
4 Years Later            5,042,971    10,154,854   14,639,530   15,121,985   13,561,987   12,951,511
5 Years Later            5,211,215    10,695,504   15,163,791   15,316,299   13,768,277   13,357,941
6 Years Later            5,298,004    10,797,045   15,218,575   15,385,519   13,866,654
7 Years Later            5,301,804    10,817,288   15,382,717   15,416,138
8 Years Later            5,374,281    10,856,723   15,381,552
9 Years Later            5,325,685    10,853,741
10 Years Later           5,325,685

RESERVES REESTIMATED
AS OF
1 Year Later             3,952,753    11,694,406   20,893,557   22,315,883   20,990,669   20,153,906
2 Years Later            5,930,188    13,462,872   19,583,939   20,165,458   18,566,956   17,136,498
3 Years Later            6,193,207    12,703,847   17,807,451   18,348,965   15,846,416   14,788,046
4 Years Later            5,951,648    11,863,127   16,729,893   16,385,905   14,631,554   13,961,555
5 Years Later            5,518,051    11,414,661   15,738,815   15,782,294   14,115,281   13,833,745
6 Years Later            5,408,772    10,945,435   15,491,674   15,511,081   14,063,578
7 Years Later            5,322,934    10,887,766   15,419,031   15,471,448
8 Years Later            5,385,846    10,874,035   15,395,735
9 Years Later            5,325,925    10,861,331
10 Years Later           5,325,800

Cumulative
Redundancy
(Deficiency)           $(1,893,563)  $(3,350,547)  $1,178,514   $8,039,685   $9,537,857   $9,084,697
                       -----------   -----------   ----------   ----------   ----------   ----------
                       -----------   -----------   ----------   ----------   ----------   ----------

Gross Liability for
 Unpaid Losses and
 Loss Adjustment
 Expenses
Ceded Liability for
 Unpaid Losses and
 Loss Adjustment
 Expenses
Net Liability for
 Unpaid Losses and
 Loss Adjustment
 Expenses

Gross Liability
 Reestimated
Ceded Liability
 Reestimated

Net Liability
 Reestimated

Gross Reserve
 Redundancy
 (Deficiency)




                                          Fiscal Year Ending March 31,


                          1992          1993         1994         1995        1996
                          ----          ----         ----         ----        ----
Reserve for Unpaid
Losses & Loss
 Adjustment
Expenses               $21,249,902  $20,824,039  $21,499,778  $27,633,304  $32,682,153

PAID CUMULATIVE AS OF
1 Year Later             6,368,554    8,904,427    7,687,180    8,814,611
2 Years Later            9,583,885   10,824,024   13,453,833
3 Years Later           11,814,445   13,178,262
4 Years Later           12,667,989
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

RESERVES REESTIMATED
AS OF
1 Year Later            18,562,116   19,599,695   20,912,743   25,666,251
2 Years Later           15,021,149   15,742,478   20,289,699
3 Years Later           13,802,009   15,463,566
4 Years Later           13,620,235
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Cumulative
Redundancy
(Deficiency)            $7,629,667   $5,360,473   $1,210,079   $1,967,053
                        ----------   ----------   ----------   ----------
                        ----------   ----------   ----------   ----------


Gross Liability for
 Unpaid Losses and
 Loss Adjustment
 Expenses                           $23,011,868  $26,294,199  $32,370,752   $37,006,458
Ceded Liability for
 Unpaid Losses and
 Loss Adjustment
 Expenses                            (2,187,829)  (4,794,421)  (4,737,448)   (4,324,305)
                                    -----------  -----------  -----------   -----------
Net Liability for
 Unpaid Losses and
 Loss Adjustment
 Expenses                           $20,824,039  $21,499,778  $27,633,304   $32,682,153
                                    -----------  -----------  -----------   -----------
                                    -----------  -----------  -----------   -----------

Gross Liability
 Reestimated                        $15,999,086  $21,638,763  $28,183,836
Ceded Liability
 Reestimated                           (535,519)  (1,349,064)  (2,517,585)
                                    -----------  -----------  -----------
Net Liability
 Reestimated                        $15,463,566  $20,289,699  $25,666,251
                                    -----------  -----------  -----------
                                    -----------  -----------  -----------
Gross Reserve
 Redundancy
 (Deficiency)                        $7,012,782   $4,655,436   $4,186,916
                                    -----------  -----------  -----------
                                    -----------  -----------  -----------

The following table presents an analysis of losses and loss adjusting expenses and provides a reconciliation of beginning and ending reserves for losses and loss adjustment expenses net of reinsurance for the fiscal years ended March 31, 1996, 1995, and 1994.

                           CRUSADER INSURANCE COMPANY
                         RECONCILIATION OF LOSS RESERVES



                                                            Year Ended    Year Ended      Year Ended
                                                            March 31,      March 31,      March 31,
                                                               1996           1995           1994
                                                           -----------    -----------    -----------
Reserve for unpaid losses and loss adjustment
 expenses at beginning of year                             $27,633,304    $21,499,778    $20,824,039
                                                           -----------    -----------    -----------
Incurred losses and loss adjustment expenses

  Provision for insured events of current year              19,276,602    18,057,338      14,516,383

  Increase (decrease) in provision for events
   of prior years                                           (1,967,053)      (587,038)    (1,224,344)
                                                           -----------    -----------    -----------

    Total losses and loss adjustment expenses               17,309,549     17,470,300     13,292,039
                                                           -----------    -----------    -----------

Payments

  Losses and loss adjustment expenses attributable
   to insured events of the current year                     3,446,088      3,469,594      2,598,236

  Losses and loss adjustment expenses attributable
   to insured events of prior years                          8,814,612      7,867,180      8,904,427
                                                           -----------    -----------    -----------

    Total payments                                          12,260,700     11,336,774     11,502,663
                                                           -----------    -----------    -----------

Allocations
  Loss adjustment expenses allocated
   from affiliated company (1)                                       -              -      1,113,637
                                                           -----------    -----------    -----------
Reserve for unpaid losses & loss adjustment expenses
 at end of year - net of reinsurance                       $32,682,153    $27,633,304    $21,499,778
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------


Reconciliation of liability for losses and loss adjustment expense reserves to Balance Sheet

Reserve for unpaid losses & loss adjustment expenses
 at end of year - net of reinsurance                       $32,682,153    $27,633,304    $21,499,778

Reinsurance recoverable on unpaid losses
 at end of year                                              4,324,305      4,737,448      4,794,421
                                                           -----------    -----------    -----------

Reserve for unpaid losses & loss adjustment expenses
 at end of year - gross of reinsurance                     $37,006,458    $32,370,752    $26,294,199
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

(1) As of January 1, 1994, Crusader began processing its own claims. This claim processing function had previously been provided by its sister company, U.S. Risk Managers, Inc.

NET PREMIUM WRITTEN TO POLICYHOLDERS' SURPLUS RATIO

The following table shows, for the periods indicated, Crusader's statutory ratios of net premiums written to statutory policyholders' surplus. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another company. While there is no statutory requirement applicable to the Company which establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that such ratio should generally be no greater than 3 to 1.


                                            Fiscal year ended March 31,
                              1996         1995         1994         1993         1992
                          -----------  -----------  -----------  -----------  -----------
Net Premiums Written      $32,915,964  $30,785,970  $27,583,084  $16,894,276  $16,370,320
Policyholders' Surplus    $22,721,183  $19,585,839  $17,313,744  $16,265,104  $18,680,413
Ratio                        1.4 to 1     1.6 to 1     1.6 to 1     1.0 to 1     0.9 to 1

REGULATION

The insurance company operation is subject to regulation by the California Department of Insurance ("the insurance department") and also by the department of insurance of other states in which the company is licensed. The insurance department has broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The last examination of Crusader by the insurance department covered the three years ending December 31, 1994, and was completed in November of 1995.

In December 1993, the National Association of Insurance Commissioners ("NAIC") adopted a Risk-Based Capital ("RBC") Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.

A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. The company calculated its RBC requirement as of December 31, 1995 for its 1995, statutory annual statement and reported that its total adjusted surplus to policyholders was 482% of its authorized control level RBC.

CALIFORNIA INSURANCE GUARANTEE ASSOCIATION

In 1969, the California Insurance Guarantee Association ("CIGA") was created pursuant to California law to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. Crusader is subject to assessment by CIGA for its pro-rata share of such claims (based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California). Such assessments are based upon estimates of losses incurred in liquidating an insolvent insurer. In a particular year, Crusader cannot be assessed an amount greater than 1% of its premiums written in the preceding year. California Insurance Code Sections 1063.5 and 1063.14 allow Crusader to recoup assessments by surcharging policyholders. Crusader was assessed $209,186 by CIGA for the 1995 calendar year, of which it recouped all but $18,431. This unrecouped portion was charged to other operating expenses on the consolidated statement of operations. No assessment was made by CIGA for the 1996 calendar year.

HOLDING COMPANY ACT

The Company's subsidiaries are subject to regulation by the insurance department pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the insurance department may examine the affairs of Crusader at any time. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the insurance department. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediate preceding 12 months involving in the net aggregate, more than the lesser of 5% of Crusader's admitted assets or policyholders' surplus, as of the preceding December 31st. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31st or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the insurance department of any dividend after declaration, but prior to payment. The Company is in compliance with the Holding Company Act.

RATING

Crusader has been rated A- (Excellent) by A.M. Best Company since its initial rating in 1990.

                                   INVESTMENTS

The investments of the Company are made by the Company's Chief Financial Officer under the supervision of an investment committee appointed by the Company's Board of Directors. The Company's investment guidelines are to maintain the Company's cash and invested assets in high-grade investments. The Company's fixed maturity obligations have maturities no greater than eight years and consist of U.S. treasury securities, high-grade industrial and municipal obligations, and certificates of deposit. In addition, all investments in municipal obligations are pre-refunded municipals which are secured by U.S. treasury securities. The Company's investment in equity securities consists of common shares in two regional telephone companies. The balance of the Company's investments are invested in high-grade short-term instruments consisting of bank money market accounts, certificates of deposit and commercial paper. These investments are either FDIC insured or are in an institution with a Moody's rating of P1 and/or Standard & Poor's rating of A1. All of the Company's investments are readily marketable and could be liquidated without any material financial impact.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:


                                                                 As of March 31,
                                      ---------------------------------------------------------
                                                             (Amounts in Thousands)
                                             1996                1995                1994
                                      -----------------   -----------------   -----------------
                                      Amortized  Market   Amortized  Market   Amortized  Market
       Type of Security                 Cost      Value     Cost      Value     Cost      Value
- ------------------------------------  ---------  ------   ---------  ------   ---------  ------

Government bonds                      $18,192   $18,325    $4,884    $4,953         -         -
Taxable bonds                          11,766    12,126    14,065    14,052   $16,097   $16,629
Tax exempt state and municipal bonds   38,127    38,437    41,759    41,434    34,118    33,723
                                      -------   -------    ------    ------   -------   -------
Total fixed maturity investments       68,085    68,888    60,708    60,439    50,215    50,352
Short-term cash investments             3,466     3,466     3,382     3,382     2,615     2,615
Equity investments                        995       998         -         -     1,169     1,061
                                      -------   -------    ------    ------   -------   -------
    Total Investments                 $72,546   $73,352   $64,090   $63,821   $53,999   $54,028
                                      -------   -------    ------    ------   -------   -------
                                      -------   -------    ------    ------   -------   -------

At March 31, 1996, the Company had a net unrealized gain on all investments of $805,739 before income taxes.


The maturity distributions of the Company's fixed maturity investments at March 31, 1996 and 1995 were as follows:



                                              (Amounts in Thousands)
                                       1996      1996       1995      1995
                                     ---------  ------    ---------  ------
                                     Amortized  Market    Amortized  Market
                                       Cost      Value      Cost      Value
                                     ---------  ------    ---------  ------
Fixed maturities due:
- ---------------------
Within 1 year                         $ 7,143   $ 7,180   $11,758   $11,840
Beyond 1 year but within 5 years       37,149    37,499    24,873    24,724
Beyond 5 years but within 10 years     23,793    24,209    24,077    23,875
                                      -------   -------   -------   -------
  Total                               $68,085   $68,888   $60,708   $60,439
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------

                                   COMPETITION

GENERAL

The property and casualty insurance industry is highly competitive on the basis of price and service and is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity.

The profitability of insurers is affected by many factors including rate competition, the frequency of claims and their average cost, natural disasters, state regulations, interest rates, crime rates, general business conditions, and court decisions redefining and expanding the extent of coverage and granting higher compensation awards. One of the challenging and unique features of the property and casualty business is the fact that, since premiums are collected before losses are paid, its products must be priced before its costs are known.

INSURANCE COMPANY AND GENERAL AGENCY OPERATIONS (PROPERTY & CASUALTY)

The Company's property and casualty insurance business continues to be very competitive. There are many substantial competitors who have larger resources, operate in more states, insure coverages in more lines and in higher limits than the Company. The principal method of competition among these competitors is price. While the Company attempts to meet this competition with competitive prices, its emphasis is on service, promotion and distribution.

INSURANCE CLAIM ADJUSTING OPERATION

The insurance claim adjusting operation generates all its business from "in-house production" for non-affiliated insurance companies; thus, competition is not a major factor as long as U.S. Risk produces a quality product at a fair price. Its growth is dependent on the growth of the general agency operations which produce the business. As of January 1, 1994, Crusader began processing its own claims. This claim processing function had previously been provided by its sister company, U.S. Risk.

INSURANCE PREMIUM FINANCING OPERATION

The insurance premium financing operation is currently financing Crusader policies and commercial automobile policies written through Unifax for a non-affiliated insurer. Although competition is intense in the premium finance business, the competitive pricing, the quality of its service, and the ease and convenience of financing with AAC has made its growth and profitability possible. Its continued growth is dependent on the growth of Crusader and Unifax.

HEALTH AND LIFE INSURANCE OPERATIONS

Competition in the health and life insurance business is also intense. Approximately 84% of the Company's present health and life business is from the CIGNA HealthCare medical & dental plan programs. This percentage is up from approximately 80% in the prior year. The company is continuing its efforts to diversify and offer a wider variety of products to its customers and believes that this effort will make it more competitive and should increase future revenues.

                                    EMPLOYEES

On June 14, 1996, the Company employed 139 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

ITEM 2. PROPERTIES

The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The lease provides for an annual gross rental of $1,025,952. Erwin Cheldin, the Company's president, chairman and principal stockholder, is the owner of the building. On February 22, 1995, the Company signed an extension to the lease with no increase in rent to March 31, 2007. The terms of the lease at inception and at the time the lease extension was signed were at least as favorable to the Company as could have been obtained from unaffiliated third parties.

The Company utilizes for its own operations 100% of the space it leases.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM."

The high and low sales prices (by quarter) and dividends paid during the last two fiscal years are as follows:

                                        High       Low     Dividend
          Quarter Ended                 Price     Price    Declared
          -------------                 -----     -----    --------
          June 30, 1994                 6 1/8     4 3/8     $0.07
          September 30, 1994            5 1/4     4
          December 31, 1994             4 1/2     4
          March 31, 1995                5 3/8     4 1/8

          June 30, 1995                 5 3/8     4 1/8     $0.07
          September 30, 1995            6 1/8     5 1/8
          December 31, 1995             6 5/8     5 5/8
          March 31, 1996                7 1/8     6


As of March 31, 1996, the approximate number of shareholders of record of the Company's common stock was 700. A substantial number of shares of the Company's stock is held in street name; and, therefore, the actual number of holders of the Company's common stock exceeds 700.

On June 24, 1991, the Company declared its first cash dividend on its common stock and has declared dividends annually thereafter. The Company's intention is to declare annual cash dividends subject to continued profitability and cash requirements. On May 17, 1996, the Company declared its latest annual cash dividend of $0.07 per common share payable on August 14, 1996, to shareholders of record on July 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA


                                                       Fiscal year ended March 31,
                                      1996           1995           1994           1993           1992
                                  -----------    -----------    -----------    -----------    -----------
Total revenues                    $42,468,474    $39,444,223    $32,979,913   $ 24,784,994    $27,021,164
Total cost & expenses              34,060,183     34,486,546     27,931,741     35,466,587     19,562,679
                                  -----------    -----------    -----------   ------------    -----------
Income (loss) before taxes          8,408,291      4,957,677      5,048,172   (10,681,593)      7,458,485
Income (loss) after taxes         $ 5,947,481    $ 3,792,179    $ 3,521,787   $(6,802,146)    $ 5,009,153
Income (loss) per share (1)             $0.97          $0.63          $0.58   $     (1.17)          $0.90
Cash dividends per share                $0.07          $0.07          $0.07          $0.06          $0.05
Total assets                      $95,817,377    $87,456,701    $76,999,203   $ 64,037,036    $64,866,203
Long term debt                    $   758,135    $   750,824    $ 1,151,834   $  1,961,520       $985,016
Stockholders' equity              $32,387,158    $26,147,827    $22,843,567   $ 19,708,720    $25,284,010

(1) The calculation of earnings per share was based on the weighted average number of common shares outstanding and common stock equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                        LIQUIDITY AND CAPITAL RESOURCES:

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding unrealized gains) at March 31, 1996 were $72,700,991 compared to $64,262,794 in the prior year, a 13% increase. Crusader's cash and investments amounted to $69,332,581 or 95% of the Company's total.

In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. In the quarter ended March 31, 1995 the company reclassified all of its securities from held-to-maturity to the available-for-sale category. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

As of March 31, 1996, the Company had invested $68,085,376 (at amortized cost) or 94% of its investments in fixed maturity obligations. The balance of the Company's investments were in equity securities consisting of common shares in two regional telephone companies and high-quality, short-term investments which included bank money market accounts, certificates of deposit and commercial paper. The Company's investments in fixed maturity obligations included $38,126,835 (56%) of tax-exempt, pre-refunded state and municipal bonds, $18,191,847 (27%) of U.S. treasury securities, and $11,766,694 (17%) in high-
quality industrial bonds and certificates of deposit. This compares to fixed maturity obligations in the prior fiscal year of $60,707,261 that included $41,758,522 (69%) of tax-exempt, pre-refunded state and municipal bonds, $4,884,350 (8%) of U.S. treasury notes, and $14,064,389 (23%) in high-quality industrial bonds and certificates of deposit. The tax-exempt interest income earned (net of bond premium/discount amortization) during the fiscal year ended March 31, 1996, was $1,738,799 compared to $1,898,772 in the fiscal year ended March 31, 1995.

The Company's investment policy limits investments in any one company to no more than $1,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. Government or U.S. Government guaranteed issues. All of the Company's investments are high grade investment quality.

The Company's premium finance subsidiary, American Acceptance Corporation, has a bank credit line of $6,000,000 with a variable rate of interest based on fluctuations in the London Interbank Offered Rate ("LIBOR"). This credit line is only used to provide American Acceptance Corporation with funds to finance insurance premiums.

The maximum and average bank note payable and weighted average interest rate are as follows:

                                        Year Ended     Year Ended
                                         March 31,      March 31,
                                           1996           1995
                                        ----------     ----------

     Maximum bank note payable          $3,975,001     $4,467,001
     Average bank note payable          $3,388,334     $4,229,418
     Weighted average interest rate            7.7%           7.2%

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,465,923, statutory deposits of $725,000, and dividend restriction between Crusader and Unico (as discussed under "Insurance Company Operation - Holding Company Act") plus the cash to be generated from operations, should be sufficient to meet its operating requirements (excluding AAC's credit line discussed above) during the next twelve months without the necessity of borrowing funds.

On June 15, 1995, the Company repaid from its cash flow the remaining $500,000 of its related party debt. This debt was incurred by Unico in June of 1992 to increase Crusader's surplus following the Los Angeles riot.

Crusader's statutory capital and surplus as of March 31, 1996, was $22,721,183, an increase of $3,135,344 from the surplus balance at March 31, 1995, of $19,585,839.


There are no material commitments for capital expenditures as of the date of this report.

                              RESULTS OF OPERATION:

GENERAL

The Company had net income after taxes of $5,947,481 for the fiscal year ended March 31, 1996, compared to $3,792,179 for the fiscal year ended March 31, 1995, and net income of $3,521,787 for fiscal year ended March 31, 1994. Total revenue for the year ended March 31, 1996, was $42,468,474 compared to $39,444,223 and $32,979,913 for the years ended March 31, 1995, and 1994 respectively.

For the fiscal year ended March 31, 1996, income before taxes increased by $3,450,614 (70%) and net income increased by $2,155,302 (57%) compared to the prior fiscal year. The increase in net income was primarily due to an increase of $2,175,220 in the pre-tax underwriting profit (net earned premium less loss and loss adjustment expenses and policy acquisition costs) from Crusader, an increase in investment income of $545,783 (16%) (excluding realized gains), a decrease in other operating expenses of $451,145 (12%), and an increase in gross commissions and fees of $192,311 (3%).


For the fiscal year ended March 31, 1995, income before taxes decreased by $90,495 (2%) while net income increased by $270,392 (8%) compared to the prior fiscal year. Although total investment income increased by $66,943 (2%), tax-exempt investment income increased by $798,586 (73%) which resulted in a tax benefit of approximately $231,000. The increase in net income was due primarily to this tax benefit.

The effect of inflation on the net income of the Company during the year ended March 31, 1996, was not significant.

The Company derives revenue from various sources as discussed below:

INSURANCE COMPANY OPERATION

Premium and loss information of Crusader are as follows:

                                                      Year Ended     Year Ended     Year Ended
                                                       March 31,      March 31,      March 31,
                                                         1996           1995           1994
                                                      -----------    -----------    -----------
     Gross written premium                            $37,631,357    $39,039,549    $37,278,300
     Net written premium                              $33,193,911    $30,424,864    $27,463,164
     Earned premium before reinsurance                $37,554,830    $38,466,825    $31,400,463
     Earned premium net of reinsurance                $31,477,427    $29,208,290    $22,714,825
     Losses and Loss adjustment expenses              $17,309,549    $17,470,300    $13,292,039
     Unpaid losses and loss adjustment expenses       $37,006,458    $32,370,752    $26,294,199



Gross written premium decreased by $1,408,192 (4%) in the fiscal year ending March 31, 1996, compared to an increase of $1,761,249 (5%) for the fiscal year ended March 31, 1995. The decrease in written premium was primarily attributable to Crusader's decision to intentionally reduce its Other Liability line in an effort to improve the utilization of its surplus. Other Liability gross written premium for the fiscal year ended March 31, 1996, was $289,364, a $4,679,191 (94%) decrease from the prior fiscal year. The decrease in Other Liability written premium was offset by growth of $3,304,242 (10%) in Crusader's Commercial Package business. The Commercial Package premium for the fiscal year March 31, 1996 totaled $36,960,933 compared to written premium of $33,656,691 in the prior fiscal year. The Commercial Package line is Crusader's primary line of business and represents approximately 98% of its total premiums written. The increase in gross written premiums in the Commercial Package line was primarily due to increases in premiums in states outside of California. Gross premiums written in Washington, Oregon, Arizona and Nevada increased $2,318,626 (46%) to $7,341,329 while gross written premiums in California increased $977,207 (3%) to $29,619,604. In the fiscal year ending March 31, 1995, the increase in gross written premium was primarily the result of an increase of $5,993,669 (22%) in the company's Commercial Package business to $33,656,691. This increase was offset by a $3,831,980 (44%) decrease in the company's Other Liability line of business. The company began its deliberate reduction of Other Liability premium in fiscal year 1995.

Crusader's net earned premium was $31,477,427, an increase of $2,269,137 (8%) when compared to net earned premium in the fiscal year ending March 31, 1995. The increase in net earned premium was primarily the result of a decrease in earned ceded premium in the current fiscal year. The percentage of earned premium ceded to premium earned for the fiscal year ended March 31, 1996, was 16%. This compares to 24% for the fiscal year ended March 31, 1995, and 28% for the fiscal year ended March 31, 1994. The decrease in the fiscal year ended March 31, 1996, compared to March 31, 1995, was primarily attributable to a reduction in Crusader's Other Liability line of business which cedes a higher percentage of premium than its other lines, and to an increase in loss retention from $100,000 to $150,000 on April 1, 1995. The decrease in fiscal year ended March 31, 1995 compared to March 31, 1994 was primarily attributable to the reduction in Crusader's Other Liability line of business.

The combined ratio is the sum of (1) the ratio of losses and loss adjustment expenses incurred (including a provision for incurred but not reported losses) to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned (the "expense ratio"). The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with generally accepted accounting principles. Generally, if the combined ratio is below 100% an insurance company has an underwriting profit; if it is above 100% the company has an underwriting loss.

                                 Year Ended     Year Ended     Year Ended
                                  March 31,      March 31,     March 31,
                                    1996           1995           1994
                                  ---------     ----------     ----------

Loss ratio                          55.0%          59.8%          58.5%
Expense ratio                       27.2%          28.5%          28.9%
Combined ratio                      82.2%          88.3%          87.4%

The company's future writings and growth is dependent on market conditions, competition, the company's ability to introduce new profitable products, and its ability to expand geographically. Crusader is currently licensed as an admitted insurance company in the states of California, Arizona, Nevada, Oregon and Washington and is approved as a non-admitted surplus lines writer in several other states. Crusader is currently writing in all the states in which it is licensed.

DAILY AUTOMOBILE RENTAL INSURANCE PROGRAM

The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission and a claim administration fee from a non-affiliated insurance company based on premium written. Commission and fee income from the daily automobile rental insurance program are as follows:

                                           Fiscal Year Ended March 31,
                                       1996           1995           1994
                                       ----           ----           ----
     Daily auto rental program
       commission & claim
       administration fee            $871,841       $756,162       $695,330

Revenues during the fiscal year ended March 31, 1996, increased 15% from the fiscal year ended March 31, 1995. Revenues for the fiscal year ended March 31, 1995, increased 9% from the fiscal year ended March 31, 1994.

Although the daily automobile rental insurance program experienced an increase in commission and fee income in the current and prior fiscal years, price competition remains intense in this market. To avoid underwriting losses for the non-affiliated insurance company which Bedford represents, it continues to produce business only at rates which it believes to be adequate. The company cannot determine how long this "soft market" condition will continue.

COMMERCIAL AND PERSONAL AUTOMOBILE INSURANCE PROGRAM

NCC renews and services existing commercial automobile and personal automobile physical damage policies in California for a non-affiliated insurer. NCC receives a commission and claim administration fee from a non-affiliated insurance company based on premium written; however, NCC plans to discontinue these programs. Unifax produces commercial auto policies in California for a non-affiliated insurer and receives a commission from them based on premium written. Unifax and NCC also receive a service fee from the policyholder.

Commercial and personal auto program commission, service fee and claim administration income are as follows:

                                                 Fiscal Year Ended March 31,
                                               1996         1995         1994
                                               ----         ----         ----

     Commercial & personal auto
       program commission, service fee &
       claim administration income           $183,519     $257,775     $240,076

Revenue for the fiscal year ended March 31, 1996, decreased $74,256 (29%) from the prior fiscal year while revenue for the fiscal year ended March 31, 1995, increased $17,699 (7%) from the prior fiscal year.

Unifax commission and fee income on this program was $166,189 in the fiscal year ended March 31, 1996, compared to $233,267 in the fiscal year ended March 31, 1995, and $205,937 in the fiscal year ended March 31, 1994. NCC commission and fee income was $17,330 in the fiscal year ended March 31, 1996, compared to $23,849 in the year ending March 31, 1995, and $34,139 in the fiscal year ended March 31, 1994. By increasing its marketing effort, Unifax intends to increase revenues on this program.

HEALTH AND LIFE INSURANCE PROGRAM

Commission income from the health and life insurance sales of NIB and AIB are as follows:

                                                 Fiscal Year Ended March 31,
                                               1996         1995         1994
                                               ----         ----         ----

     Commission income                     $2,539,802   $2,467,003   $2,697,681

NIB and AIB market health and life insurance through non-affiliated insurance companies for individuals and groups. Approximately 84% of the health and life commission income in the current fiscal year is from the CIGNA HealthCare medical and dental plan programs compared to approximately 79% in the prior fiscal year. Revenue for the year ended March 31, 1996, increased by 3% from the prior fiscal year compared to a decrease in revenues of 9% for the fiscal year ended March 31, 1995 compared to March 31, 1994.

The increase in revenues in the fiscal year ended March 31, 1996, was primarily due to an increase in sales of policies covering individual and family members resulting from rate reductions in March 1995 and July 1995 which made the products more competitive. The increase in sales is also due to aggressive marketing of quality products to customers along with outstanding customer service. Because of the intense competition among carriers for small groups (as discussed below), many carriers have begun an incentive program to increase business. These incentives are based on business written and retained for a minimum of one year. The incentive program for the company began in October 1994. In the fiscal year ended March 31, 1996, $31,575 was earned on this incentive program. Future incentive, if any, cannot yet be determined.

The decrease in the health and life revenues in the fiscal year ended March 31, 1995, was due to changes in the commission structure resulting from intense rate competition and the effects of the recession in California. Regulations on California health care medical providers to small businesses of 5 to 50 employees became effective on July 1, 1993 (AB 1672). In July, 1995, small businesses with as few as 3 employees became covered by these regulations. These regulations among other things created an alliance of health insurance companies called the Health Insurance Plan of California ("HIPC"). There are currently 22 insurance companies in the alliance, and this number is expected to increase. The premiums charged by the companies in the alliance were approved by the State of California and are very competitive. To meet this competition, insurance companies marketing programs outside of HIPC are forced to lower their rates and costs. Insurance carriers are paying lower commissions to keep their rates low and competitive. The health insurance market for small business has become a level playing field because the rates charged by any California health insurance carrier are the same rates charged by all their administrators and general agents. Therefore, the health insurance rates charged by the company are the same rates charged by its competitors. The impact of these regulations on the company was and will continue to be, lower revenues from reduced sales on its small business group programs.

Individual medical programs are not covered by AB 1672 and all of the company's major insurance carriers have now provided the company with individual medical insurance programs. The company is now marketing these individual programs and anticipates growth in this area. The company is also continuing its efforts to provide more choices to its customers by offering a wide variety of products and expanding its marketing area.

NIB and AIB currently market health and life insurance for the following companies:

     COMPANY                                 PRODUCT
     -------                                 -------

     CIGNA HealthCare                        Group & Individual Medical & Dental
     FHP, Inc.                               Group & Individual Medical & Dental
     Foundation Health                       Group & Individual Medical & Dental
     Universal Care                          Group & Individual Medical
     Greater California Dental Plan          Group & Individual Dental
     Vision Plan of America                  Group & Individual Vision Plan
     MDC (Managed Dental Care)               Group Dental
     Blue Cross                              Individual Medical
     Life Insurance Company of               Group Term Life & Group &
       North America (LINA)                    Individual Accidental Death &
                                               Dismemberment (AD&D)

ASSOCIATION OPERATION

Membership and fee income from the Association program of AAQHC is as follows:

                                                 Fiscal Year Ended March 31,
                                               1996         1995         1994
                                               ----         ----         ----

Membership and fee income                    $277,754     $222,271     $270,630

The increase in membership and fee income in the fiscal year ending March 31, 1996, was attributed to an increase in individual and family members in the Association. Membership income had decreased in the prior fiscal year as a result of a decrease in membership in the Association.

PREMIUM FINANCE PROGRAM

Premium finance charges and late fees earned from financing policies are as follows:

                                                Fiscal Year Ended March 31,
                                              1996         1995         1994
                                              ----         ----         ----
     Premium finance charges and
       late fees earned                    $1,279,850   $1,306,953   $1,136,977
     New loans                                 10,212       10,523        9,893

American Acceptance Corporation, the Company's insurance premium finance subsidiary, provides premium financing to Crusader and to a non-affiliated insurer on commercial auto policies produced by Unifax. AAC is continuing to finance approximately 85% of those Crusader policies which are financed. Since this program is financing only policies produced by Unifax, the further growth of this program is dependent and directly related to the growth of Crusader's written premium and the commercial auto program produced by Unifax.

SERVICE FEE INCOME

Unifax sells and services insurance policies for Crusader. The service fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

Service fee income from Unifax is as follows:

                                                Fiscal Year Ended March 31,
                                              1996         1995         1994
                                              ----         ----         ----
     Service fee income                    $1,891,405   $1,884,041   $1,716,937
     Policies written                          16,881       17,830       17,067

Service fee income is primarily related to the number of policies written by Unifax.

INVESTMENT INCOME

Investment income consists of interest, dividends and net realized investment gain as follows:

                                               Fiscal Year Ended March 31,
                                           1996           1995           1994
                                           ----           ----           ----
     Interest and dividend income
        Insurance company operations    $3,708,891     $3,181,791     $3,115,516
        Other operations                   154,842        136,159        135,491
                                        ----------     ----------     ----------
          Total interest and dividends
            on investments               3,863,733      3,317,950      3,251,007
     Net realized investment gains          55,743          7,552         30,739
                                        ----------     ----------     ----------
        Total investment income         $3,919,476     $3,325,502     $3,281,746
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

Investment interest and dividends earned (excluding net realized gains) increased approximately 16% during the fiscal year ended March 31, 1996, compared to the prior fiscal year. This increase was primarily due to an increase in invested assets (at amortized value) of $8,457,083 (13%) and, to a lesser extent, to the mix of taxable and tax-exempt securities in the portfolio. The mix of tax-exempt investments to total investments decreased from $41,758,522 (65%) to $38,126,835 (53%) at March 31, 1996. Tax-exempt securities carry a lower pre-tax yield than equivalent rated taxable securities.

Investment interest and dividends earned (excluding net realized gains) increased approximately 2% in the fiscal year ended March 31, 1995, compared to the prior fiscal year. Although total invested assets (at amortized value) increased $10,090,333 (19%) during that period, investment income only increased slightly due to maturing investments being invested at lower yields (due to the general decline in yields in the marketplace) and the increase in tax exempt investments. The mix of tax-exempt investments to total investments increased from $34,118,102 (63%) at March 31, 1994, to $41,758,522 (65%) at March 31,
1995.

Additional information regarding investments and investment income are described in the "Management Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

OPERATING EXPENSES

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer which represents a reimbursement of the acquisition costs related to the premium ceded. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. Policy acquisition costs, net of ceding commission, are as follows:

                                               Fiscal Year Ended March 31,
                                           1996           1995          1994
                                           ----           ----          ----

     Policy acquisition costs           $8,569,395     $8,314,727    $6,564,746
     Ratio to net earned premium                27%            28%           29%

SALARIES AND EMPLOYEE BENEFITS decreased $40,214 (1%) during the fiscal year ended March 31, 1996, compared with an increase of $102,097 (3%) in the fiscal year ending March 31, 1995.

                                               Fiscal Year Ended March 31,
                                           1996           1995          1994
                                           ----           ----          ----

     Salaries and employee benefits     $3,684,989     $3,725,203    $3,623,106

COMMISSIONS TO AGENTS/BROKERS (not including commissions on Crusader policies which are reflected in policy acquisition costs) are generally related to gross commission income. During the fiscal year ended March 31, 1996, commission expense decreased $28,921 (2%).

                                               Fiscal Year Ended March 31,
                                           1996           1995          1994
                                           ----           ----          ----

     Commissions to agents/brokers      $1,328,672     $1,357,593    $1,293,015

OTHER OPERATING EXPENSES generally do not change significantly with changes in production. This is true for both increases and decreases in production. Other operating expenses decreased $451,145 (12%) during the fiscal year ended March 31, 1996, compared to the prior fiscal year. This decrease was primarily due to a decrease in interest and legal expenses. Included in the prior fiscal year was a $300,000 provision for interest due the Internal Revenue Service relating to the tax effect from timing differences of loss reserve deductions in prior years. Legal expenses declined in the current fiscal by $110,644.

Other operating expenses increased $459,888 (15%) during the fiscal year ended March 31, 1995, compared to the fiscal year ended March 31, 1994, as a result of a $300,000 interest expense provision to the Internal Revenue Service (discussed above) and an increase of $74,579 in interest expense from the Company's premium finance operation.

                                               Fiscal Year Ended March 31,
                                           1996           1995          1994
                                           ----           ----          ----

     Other operating expenses           $3,167,578      3,618,723    $3,158,835

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Independent Auditors' Report                                                22

Consolidated Balance Sheets as of March 31, 1996, and 1995                  23

Consolidated Statements of Operations for the three years ended
  March 31, 1996, 1995, and 1994                                            24

Consolidated Statements of Changes in Stockholders' Equity for
  the three years ended March 31, 1996, 1995, and 1994                      25

Consolidated Statements of Cash Flows for the three years ended
  March 31, 1996, 1995, and 1994                                            26

Notes to Consolidated Financial Statements                                  27

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Unico American Corporation

We have audited the accompanying consolidated balance sheets of Unico American Corporation and its subsidiaries as of March 31, 1996, and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico American Corporation and its subsidiaries as of March 31, 1996, and 1995 and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") in the fiscal year ended March 31, 1994.




GETZ, KRYCLER & JAKUBOVITS

Sherman Oaks, California

June 20, 1996

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,      March 31,
                                                                         1996           1995
                                                                       ---------      ---------
                           ASSETS
Investments
Available for sale:
  Fixed maturities at market (amortized cost:
  1996, $68,085,376; 1995, $60,707,261)                              $68,888,277    $60,438,930
  Equity securities at market (cost: 1996, $995,237; 1995, $0)           998,075             --
Short-term investments, at cost                                        3,466,032      3,382,301
                                                                     -----------    -----------
    Total investments                                                 73,352,384     63,821,231
Cash                                                                     154,346        173,232
Accrued investment income                                              1,261,049      1,368,773
Premium and notes receivable, net                                      8,141,243      8,061,352
Reinsurance recoverable:
  Paid losses and loss adjustment expenses                               212,368         56,173
  Unpaid losses and loss adjustment expenses                           4,324,305      4,737,448
Prepaid reinsurance premiums                                           1,363,624      2,784,432
Deferred policy acquisition costs                                      4,333,708      4,113,936
Property and equipment (net of accumulated depreciation)                 278,618        335,495
Deferred income taxes                                                  1,523,778      1,610,075
Other assets                                                             871,954        394,554
                                                                     -----------    -----------
    Total Assets                                                     $95,817,377    $87,456,701
                                                                     -----------    -----------
                                                                     -----------    -----------

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Unpaid losses and loss adjustment expenses                           $37,006,458    $32,370,752
Unearned premiums                                                     19,646,502     19,569,975
Advance premiums                                                       1,588,628      1,652,377
Funds held as security for performance                                   758,135        750,824
Accrued expenses and other liabilities                                 2,332,398      2,174,560
Income taxes payable                                                      98,097        315,385
Note payable - bank                                                    2,000,001      3,975,001
Note payable - related party                                                  --        500,000
                                                                     -----------    -----------
    Total Liabilities                                                 63,430,219     61,308,874
                                                                     -----------    -----------


STOCKHOLDERS' EQUITY
Common stock, no par - authorized 10,000,000 shares, issued and outstanding shares 5,957,738 at March 31, 1996, and 5,957,645
  at March 31, 1995                                                    2,834,801      2,834,801
Net unrealized investment gains (losses)                                 531,787      (177,098)
Retained earnings                                                     29,020,570     23,490,124
                                                                     -----------    -----------
    Total Stockholders' Equity                                        32,387,158     26,147,827
                                                                     -----------    -----------

Total Liabilities and Stockholders' Equity                           $95,817,377    $87,456,701
                                                                     -----------    -----------
                                                                     -----------    -----------


          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                          FOR THE YEARS ENDED MARCH 31,

                                                1996           1995           1994
                                                ----           ----           ----
REVENUES

Insurance Company Revenues
  Premium earned                            $37,554,830    $38,466,825    $31,400,463
  Less: Premium ceded                         6,077,403      9,258,535      8,685,638
                                            -----------    -----------    -----------
    Net premium earned                       31,477,427     29,208,290     22,714,825
  Investment income, net                      3,708,891      3,181,791      3,115,516
  Net realized investment gains                  55,743          7,552         30,739
  Other income (expense)                            803        (14,286)           525
                                            -----------    -----------    -----------
    Total Insurance Company Revenues         35,242,864     32,383,347     25,861,605

Other Revenues from Insurance Operations
  Gross commissions and fees                  5,779,769      5,587,458      5,621,074
  Investment income                             154,842        136,159        135,491
  Finance charges and late fees earned        1,279,850      1,306,953      1,136,977
  Other income                                   11,149         30,306        224,766
                                            -----------    -----------    -----------
    Total Revenues                           42,468,474     39,444,223     32,979,913
                                            -----------    -----------    -----------

EXPENSES

  Losses and loss adjustment expenses        17,309,549     17,470,300     13,292,039
  Policy acquisition costs                    8,569,395      8,314,727      6,564,746
  Salaries and employee benefits              3,684,989      3,725,203      3,623,106
  Commissions to agents/brokers               1,328,672      1,357,593      1,293,015
  Other operating expenses                    3,167,578      3,618,723      3,158,835
                                            -----------    -----------    -----------
    Total Expenses                           34,060,183     34,486,546     27,931,741
                                            -----------    -----------    -----------
    Income Before Income Taxes                8,408,291      4,957,677      5,048,172

  Income Tax Provision                        2,460,810      1,165,498      1,526,385
                                            -----------    -----------    -----------
    Net Income                               $5,947,481     $3,792,179     $3,521,787
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

PER SHARE DATA:

Weighted Average Shares Outstanding:          6,150,250      6,061,738      6,113,922

Net Income Per Share                        $      0.97    $      0.63    $      0.58
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------


          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1996, 1995, and 1994


                                               Common Shares           Unrealized
                                        --------------------------     Investment
                                        Issued and                       Gains &     Retained
                                        Outstanding      Amount         (Losses)     Earnings         Total
                                        -----------    -----------     ----------   -----------    -----------
Balance - March 31, 1993                 5,946,564     $2,799,801      $(100,684)   $17,009,603    $19,708,720

  Shares rescinded, canceled
    or adjusted                                 39             --             --             --             --
  Cash dividend paid
    ($0.07 per share)                           --             --             --       (416,259)      (416,259)
  Change in market value of
    investments, net of deferred tax            --             --         29,319                        29,319
  Net income                                                                          3,521,787      3,521,787
                                         ---------     ----------      ---------    -----------    -----------
Balance - March 31, 1994                 5,946,603      2,799,801        (71,365)    20,115,131     22,843,567

  Shares issued for exercise
    of stock options                        10,000         35,000             --             --         35,000
  Shares rescinded, canceled
    or adjusted                              1,042             --             --             --             --
  Cash dividend paid
    ($0.07 per share)                           --             --             --       (417,186)      (417,186)
  Cumulative effect of change in
    accounting for fixed maturities,
    net of deferred income tax                  --             --       (177,098)            --       (177,098)
  Change in market value of
    investments, net of deferred tax            --             --         71,365             --         71,365
  Net income                                                                          3,792,179      3,792,179
                                         ---------     ----------      ---------    -----------    -----------
Balance - March 31, 1995                 5,957,645      2,834,801       (177,098)    23,490,124     26,147,827

  Shares rescinded, canceled
    or adjusted                                 93             --             --             --             --
  Cash dividend paid
    ($0.07 per share)                           --             --             --       (417,035)      (417,035)
  Change in market value of
    investments, net of deferred tax            --             --        708,885             --        708,885
  Net income                                                                          5,947,481      5,947,481
                                         ---------     ----------      ---------    -----------    -----------
Balance - March 31, 1996                 5,957,738     $2,834,801       $531,787    $29,020,570    $32,387,158
                                         ---------     ----------      ---------    -----------    -----------
                                         ---------     ----------      ---------    -----------    -----------

          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED MARCH 31,

                                                          1996           1995           1994
                                                          ----           ----           ----
Cash flows from operating activities:
Net income                                            $ 5,947,481    $ 3,792,179     $3,521,787
Adjustments to reconcile net income
    to net cash from operations
  Depreciation & amortization                             142,306        128,210        166,258
  Bond amortization, net                                  577,481        705,176        353,408
  Net realized (gain) loss on sale of securities          (55,743)        (7,552)        52,620
Changes in assets and liabilities:
  Due from related parties                                     --             --        109,250
  Premium, notes & investment income receivables           27,833       (207,664)    (2,174,286)
  Reinsurance recoverable                                 256,948         87,251     (2,432,777)
  Prepaid reinsurance premiums                          1,420,808        443,404     (1,104,424)
  Deferred policy acquisition costs                      (219,772)      (191,372)    (1,197,049)
  Federal income tax recoverable                               --             --      3,679,751

  Other assets                                           (477,399)        80,012       (295,141)
  Reserve for unpaid losses & loss adjusting expenses   4,635,706      6,076,553      3,282,331
  Unearned premium reserve                                 76,527        746,480      5,704,081
  Funds held as security & advanced premiums              (56,438)        38,559        (93,350)
  Accrued expenses & other liabilities                    157,839        451,261        509,260
  Income taxes - current/deferred                        (496,174)      (296,425)      (102,059)
                                                      -----------    -----------     ----------
    Net cash provided from operations                  11,937,403     11,846,072      9,979,660
                                                      -----------    -----------     ----------

Cash flows from investing activities
  Purchase of fixed maturity investments              (21,591,676)   (23,614,690)   (22,927,100)
  Proceeds from maturity of fixed maturity investment  13,643,268      7,924,100      8,061,237
  Proceeds from sale of fixed maturity investment              --      4,624,470             --
  Purchase of equity securities - cost                 (1,593,401)        (5,933)      (722,397)
  Proceeds from sale of equity securities                 646,714      1,051,216      3,882,332
  Increase (decrease) in net short term investments       (83,731)      (767,119)     1,871,625
  Purchases of property & equipment                       (85,428)      (233,310)      (115,607)
                                                      -----------    -----------     ----------
    Net cash (used) by investing activities            (9,064,254)   (11,021,266)    (9,949,910)
                                                      -----------    -----------     ----------

Cash flows from financing activities
  Proceeds from issuance of common stock                       --         35,000             --
  Proceeds (repayments) of note payable - bank         (1,975,000)   $  (225,000)     1,675,000
  Repayment of notes payable                             (500,000)   $  (250,000)    (1,250,000)
  Dividends paid to stockholders                         (417,035)      (417,186)      (416,259)
                                                      -----------    -----------     ----------
    Net cash provided (used) by financing activities   (2,892,035)      (857,186)         8,741
                                                      -----------    -----------     ----------

Net increase (decrease) in cash                           (18,886)       (32,380)        38,491
Cash at beginning of year                                 173,232        205,612        167,121
                                                      -----------    -----------     ----------
Cash at end of year                                   $   154,346    $   173,232     $  205,612
                                                      -----------    -----------     ----------
                                                      -----------    -----------     ----------

Supplemental cash flow information
  Cash paid during the year for:
    Interest                                          $   290,268    $   343,692     $  318,634
    Income taxes paid                                 $ 2,967,000    $ 1,202,000     $1,819,000


See accompanying notes to consolidated financial statements.

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Unico American Corporation is an insurance holding company. Unico American Corporation and its subsidiaries, all of which are wholly owned (the "Company"), provides primarily in California, property, casualty, health and life insurance and related premium financing.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Unico American
Corporation and its subsidiaries.   All significant inter-company accounts and
transactions have been eliminated in consolidation.

BASIS OF PRESENTATION
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). As described in Note 17, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting which differs from generally accepted accounting principles.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While every effort is made to ensure the integrity of such estimates, actual results could differ from those estimates.

INVESTMENTS
The Company adopted FASB Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") in the fiscal year ended March 31, 1994. Statement No. 115 requires investments in all debt securities and equity securi-ties to be classified in one of three categories: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity
securities are recorded at amortized cost.   Available-for-sale securities are
recorded at market value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in earnings. At the time the Company adopted FASB Statement No. 115, all of its fixed income securities were classified as held-to-maturity.

The Company reclassified all of its fixed maturity securities as available-for-sale beginning with the quarter ended March 31, 1995. This transaction did not have a material effect on the Company's financial statements. Although all of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments. Short-term investments are carried at cost, which approximates market value.

Market value for fixed maturities are obtained from a national quotation service. Market value for equity securities are determined by quotations on national securities exchanges. When a decline in the value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in
the consolidated statement of operations.   Realized gains and losses are
included in the consolidated statements of operations based upon the specific identification method.

The Company had net unrealized investment gains of $531,787 as of March 31, 1996, and net unrealized investment losses of $177,098 as of March 31, 1995.

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated depreciation methods over the estimated useful lives of the related assets.

INCOME TAXES
The provision for federal income taxes is computed on the basis of income as reported for financial reporting purposes under generally accepted accounting
principles.   Deferred income taxes arise principally from certain revenues and expenses which are recognized for income tax in different periods than for financial statements. Effective April 1, 1993, the Company changed its method of accounting for income taxes from the "deferred" method to the "asset and
liability" method required by FASB Statement No.  109.   Under the "asset and
liability" method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE
Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding.

REVENUE RECOGNITION

a.  GENERAL AGENCY OPERATIONS
Commissions and service fees due the Company are recognized as income on the effective date of the insurance policies.


b.  INSURANCE COMPANY OPERATIONS
Premiums are earned on a pro-rata basis over the terms of the policies. Premiums applicable to the unexpired terms of policies in force are recorded as
unearned premiums.   The Company earns a commission on policies that are ceded
to its reinsurers. This commission is considered earned on a pro-rata basis over the terms of the policies. Ceding commission applicable to the unexpired terms of policies in force are recorded as unearned ceding commission which is included in deferred policy acquisition costs.

c.  INSURANCE PREMIUM FINANCING OPERATIONS
Premium finance fees are charged to policyholders who choose to finance
insurance premiums.   Fees are charged at rates that vary with the amount of
premium financed.   Premium finance fees are recognized over the term of the
premium note based upon the effective yield.

LOSSES AND LOSS ADJUSTING EXPENSES
The process of establishing loss reserves involves significant judgmental factors. The reserves for unpaid losses and loss adjustment expenses are based on estimates of ultimate claim cost, including claims incurred but not reported. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in results of operations in the period in which they become known. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RESTRICTED FUNDS
                                               1996                 1995
                                               ----                 ----

       Premium trust funds (1)              $2,465,923         $ 2,931,786
       Assigned to  state agencies (2)         725,000             725,000
                                           -----------         -----------
       Total restricted funds              $ 3,190,923         $ 3,656,786
                                           -----------         -----------
                                           -----------         -----------

    (1) As required by law, the Company segregates from its operating accounts the premiums collected from insurers which are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments.

    (2) Included in fixed maturity investments are statutory deposits assigned to and held by the California State Treasurer and the Insurance
         Commissioner of the state of Nevada.   These deposits are required for
         writing certain lines of business in California and for admission in states other than California.

DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs consist of direct and indirect costs associated with the production of insurance policies such as commissions, premium taxes and certain other underwriting expenses which vary with and are primarily related to the production of the insurance policy. Policy acquisition costs are deferred and amortized as the related premiums are earned and are limited to their estimated realizable value based on the related unearned premiums plus investment income less anticipated losses and loss adjustment expenses.

REINSURANCE

The Company cedes reinsurance to provide for greater diversification of business, to allow management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and
reinsurance recoverable on both paid and unpaid losses, respectively.   Amounts
recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 2 - ADVANCE PREMIUMS"


Unico subsidiaries selling auto, health, life and dental insurance policies require payments of premium prior to the effective date of coverage. To conform with the above requirement, invoices are sent out as early as two months prior to the effective date of the policy and payments are received prior to the policy effective date. Insurance premiums received by these subsidiaries for coverage effective after the balance sheet date are recorded as advance premiums.

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  INVESTMENTS

A summary of net investments and related income is as follows:

                            Investment Income

Investment income is summarized as follows:

                                         Fiscal Year Ended March 31,
                                     1996           1995            1994
                                     ----           ----            ----

Fixed maturities                 $ 3,587,856    $ 3,085,667    $ 2,863,866
Equity securities                      5,886         15,909        192,438
Short-term investments               264,956        234,909        192,701
Notes receivable                           -              -          9,029
                                 -----------    -----------    -----------
Total investment income            3,858,698      3,336,485      3,258,034
Less, investment expenses             (5,035)        18,535          7,027
                                 -----------    -----------    -----------
 Net investment income           $ 3,863,733    $ 3,317,950    $ 3,251,007
                                 -----------    -----------    -----------
                                 -----------    -----------    -----------

Net realized investment gains and (losses) are summarized as follows:

                                           Fiscal Year Ended March 31,
                                        1996           1995           1994
                                        ----           ----           ----

Gross Realized Gains:
 Fixed maturities                   $  7,193        131,199      $  83,360
Equity securities                     48,550              -        100,853
Gross Realized Losses:
 Equity securities                         -       (123,647)      (153,474)
                                    --------       --------       --------
 Net realized investment gains      $ 55,743       $  7,552       $ 30,739
                                    --------       --------       --------
                                    --------       --------       --------

A summary of the net change in unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

 Fiscal Year Ended March 31,
                                       1996          1995          1994
                                       ----          ----          ----

Gross Unrealized Appreciation:
 Fixed maturities                  $ 954,381     $        -     $        -
 Equity securities                     2,838              -              -
Gross Unrealized (Depreciation):
 Fixed maturities                   (151,480)     $(268,331)             -
 Equity securities                         -              -       (108,129)
                                   ---------      ---------      ---------
Net unrealized appreciation
  (depreciation) on investments      805,739       (268,331)      (108,129)
Deferred federal income taxes       (273,952)        91,233         36,764
                                   ---------      ---------      ---------
 Net unrealized appreciation
   (depreciation),net of deferred
   federal income taxes            $ 531,787      $(177,098)     $ (71,365)
                                   ---------      ---------      ---------
                                   ---------      ---------      ---------

                              UNICO AMERICAN CORPORATION

                                  AND  SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENTS (continued)

The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:


                                                   Gross          Gross         Estimated
                                    Amortized    Unrealized     Unrealized        Market
                                      Cost         Gains          Losses          Value
                                   ----------     ----------     ----------     -----------
March 31, 1996
- --------------
Available-for-Sale
 Fixed maturities:
   Certificates of deposit       $ 1,111,378       $      -       $      -     $ 1,111,378
   U.S. treasury notes            18,191,847        157,987         24,468      18,325,366
    State, municipal and
     political subdivision
     tax-exempt bonds             38,126,835        437,470        127,012      38,437,293
    Industrial and miscellaneous
     taxable bonds                10,655,316        358,924              -      11,014,240
                                  ----------       --------       --------      ----------
      Total fixed maturities '   $68,085,376       $954,381       $151,480     $68,888,277
                                  ----------       --------       --------      ----------
                                  ----------       --------       --------      ----------

Equity securities:
 Common stocks                      $995,237         $2,838       $      -        $998,075
                                      -------          -----        -------         -------
                                      -------          -----        -------         -------

                                                   Gross          Gross          Estimated
                                   Amortized     Unrealized     Unrealized        Market
                                     Cost          Gains          Losses          Value
                                   ----------     ----------     ----------     -----------
March 31, 1995
- --------------
Available for Sale
  Fixed maturities:
    Certificates of deposit      $ 1,111,378     $        -       $      -     $ 1,111,378
    U.S. treasury notes            4,884,350         68,375              -       4,952,725
    State, municipal and
     political subdivision
     tax-exempt bonds             41,758,522              -        324,575      41,433,947
  Industrial and miscellaneous
   taxable bonds                  12,953,011              -         12,131      12,940,880
                                  ----------       --------       --------      ----------
     Total fixed maturities      $60,707,261     $   68,375       $336,706     $60,438,930
                                  ----------       --------       --------      ----------
                                  ----------       --------       --------      ----------


The amortized cost and estimated market value of fixed maturity investments at March 31, 1996, by contractual maturity are as follows:



                                                                     Estimated
                                                   Amortized           Market
                                                      Cost             Value
Due in one year or less                          $ 7,143,065       $ 7,179,768
Due after one year through five years             37,148,831        37,499,245
Due after five years through ten years            23,793,480        24,209,264
                                                  ----------        ----------

        Total fixed maturities                   $68,085,376       $68,888,277
                                                  ----------        ----------
                                                  ----------        ----------

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENTS (continued)

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Short-term investments have an initial maturity of one year or less and consist of the following:
                                                   March 31,         March 31,
                                                     1996              1995
                                                   ---------         ---------

Certificates of deposit                           $   25,000        $   25,000
Commercial paper                                   2,230,000         2,700,000
Commercial bank money market accounts              1,186,602           633,355
Savings account                                       24,430            23,946
                                                   ---------         ---------
   Total short-term investments                   $3,466,032        $3,382,301
                                                   ---------         ---------

NOTE 4 - PREMIUM AND NOTES RECEIVABLE, NET
Premium and notes receivable consist of the following:
                                                   March 31,         March 31,
                                                     1996              1995
                                                   ---------         ---------

Premiums receivable                               $2,493,592        $1,585,702
Premium finance notes receivable                   5,672,984         6,493,879
                                                   ---------         ---------
  Total premiums and notes receivable              8,166,576         8,079,581
Less allowance for doubtful accounts                  25,333            18,229
                                                   ---------         ---------
  Net premiums and notes receivable               $8,141,243        $8,061,352
                                                   ---------         ---------
                                                   ---------         ---------

The allowance for doubtful accounts is maintained at a minimum since the receivables are secured by unearned premiums and funds held as security for performance. Bad debt expense for the fiscal years ended March 31, 1996 and
1995 was $38,815 and $51,042 respectively.   Premium finance notes receivable
represent the balance due to the Company's premium finance subsidiary from
policyholders who elect to finance their premiums over the policy term.   These
notes are net of unearned finance charges.

NOTE 5 - DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs, net of ceding commission, consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are related to and vary with the production of Crusader Insurance
Company policies.   These costs are incurred by Crusader and include allocated expenses of other Unico subsidiaries. Policy acquisition costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income.

                                                                 Fiscal Year ended March 31,
                                                                   1996           1995            1994
                                                                 ---------      ---------      ---------

Deferred policy acquisition costs at beginning of year          $4,113,936     $3,922,564     $2,725,515
Policy acquisition costs incurred during year                    8,789,167      8,506,099      7,761,795
Policy acquisition costs amortized during year                  (8,569,395)    (8,314,727)    (6,564,746)
                                                                 ---------      ---------      ---------
Deferred policy acquisition costs at end of year .              $4,333,708     $4,113,936     $3,922,564
                                                                 ---------      ---------      ---------
                                                                 ---------      ---------      ---------

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY & EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)

Property and equipment consist of the following:

                                              March 31,      March 31,
                                                1996           1995
                                              ---------      ---------

Furniture, fixtures, computer, office
  & transportation equipment                 $2,414,739     $2,339,329
Accumulated depreciation                      2,136,121      2,003,834
                                              ---------      ---------
  Net property & equipment                   $  278,618     $  335,495
                                              ---------      ---------
                                              ---------      ---------

NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table sets forth a reconciliation of the liabilities for losses and loss adjustment expenses for the periods shown:

                                                               Year Ended     Year Ended      Year Ended
                                                                 March 31,      March 31,      March 31,
                                                                   1996           1995            1994
                                                                 ----------     ----------     ----------
Reserve for unpaid losses and loss adjustment
  expenses at beginning of year                                $27,633,304    $21,499,778    $20,824,039
                                                                 ----------     ----------     ----------
Incurred losses and loss adjustment expenses
  Provision for insured events of current year                  19,276,602     18,057,338     14,516,383
  (Decrease) in provision for events
    of prior years                                              (1,967,053)      (587,038)    (1,224,344)
                                                                 ----------     ----------     ----------
  Total losses and loss adjustment expenses
                                                                17,309,549     17,470,300     13,292,039
                                                                 ----------     ----------     ----------
Payments
  Losses and loss adjustment expenses attributable
    to insured events of the current year                        3,446,088      3,469,594      2,598,236
  Losses and loss adjustment expenses attributable
    to insured events of  prior years                            8,814,612      7,867,180      8,904,427
  Total payments                                                12,260,700     11,336,774     11,502,663
                                                                 ----------     ----------     ----------
Allocation
  Loss  adjustment expenses allocated
    from affiliated company  (1)                                         -              -      1,113,637
                                                                 ----------     ----------     ----------
Reserve for unpaid losses & loss adjustment expenses
  at end of year - net of reinsurance                         $ 32,682,153   $ 27,633,304   $ 21,499,778
                                                                 ----------     ----------     ----------

Reconciliation of liability for losses and loss adjustment expense reserves to Balance Sheet

Reserve for unpaid losses & loss adjustment expenses
  at end of year - net of reinsurance                          $32,682,153    $27,633,304    $21,499,778
Reinsurance recoverable on unpaid losses
  at end of year                                                 4,324,305      4,737,448      4,794,421
                                                                 ----------     ----------     ----------
Reserve for unpaid losses & loss adjustment expenses
  at end of year - gross of reinsurance                       $ 37,006,458   $ 32,370,752   $ 26,294,199
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

(1) As of January 1, 1994, Crusader began processing its own claims. This claim processing function had previously been provided by its sister company, U.S. Risk Managers, Inc.

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FUNDS HELD AS SECURITY

Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers and are treated as restricted funds.

NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES"

Accrued expenses and other liabilities consist of the following:
                                                      March 31,      March 31,
                                                        1996           1995
                                                      ---------      ---------

Premium payable                                      $  696,997     $  717,842
Unearned adjusting income                               300,000        300,000
Profit sharing contributions                            480,863        477,028
Accrued interest payable                                300,000        300,000
Accrued salaries                                        206,638
Other                                                   347,900        379,690
                                                      ---------      ---------
    Total accrued expenses and other liabilities     $2,332,398     $2,174,560
                                                      ---------      ---------
                                                      ---------      ---------


NOTE 10 - NOTE PAYABLE - BANK"

American Acceptance Corporation ("AAC"), the Company's premium finance subsidiary, has a line of credit with Union Bank which can be used only to fund its premium finance operation. This line of credit was increased from $5,000,000 to $6,000,000 in December 1994. Interest on the note is referenced to the London Interbank Offered Rate ("LIBOR"). The note amount is collateralized by the assets of AAC and is guaranteed by the Company. The loan agreement contains certain covenants including restrictions on certain transactions between AAC and the Company and the maintenance of certain
financial ratios.   The note matures August 31, 1996, and is expected to be
renewed.  The terms of the note call for monthly payments of interest only.
The interest rate at March 31, 1996, was 7.16%

                                                     March 31,       March 31,
                                                       1996            1995
                                                      ---------      ---------

Note payable bank                                    $2,000,001     $3,975,001
                                                      ---------      ---------
                                                      ---------      ---------
Maximum bank note payable                            $3,975,001     $4,467,001
Average bank note payable                            $3,388,334     $4,229,418
Weighted average interest rate                            7.7%            7.2%

NOTE 11 - NOTE PAYABLE RELATED PARTY

In June, 1992, the Company borrowed $500,000 from Erwin Cheldin, its president, chairman and principal stockholder. This note bore interest at 8% per annum. Principal and accrued interest were paid in full on the due date of June 15, 1995.

                                                      March 31,      March 31,
                                                        1996           1995
                                                      ---------      ---------
Note payable related party                            $       -      $ 500,000

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CLAIMS AND LITIGATION

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

NOTE 13 - LEASE COMMITMENT

The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for each of the fiscal years ended March 31, 1996; March 31, 1995; and March 31, 1994.

The lease provides for the following minimum annual rental commitments:

Fiscal Year Ending
- ------------------
March 31, 1997                                     $  1,025,952
March 31, 1998                                     $  1,025,952
March 31, 1999                                     $  1,025,952
March 31, 2000                                     $  1,025,952
March 31, 2001                                     $  1,025,952
March 31, 2002 (through March 31, 2007)            $  6,155,712
                                                     ----------
Total minimum payments                             $ 11,285,472
                                                     ----------
                                                     ----------

Erwin Cheldin, the Company's president, chairman and principal stockholder is the owner of the building. On February 22, 1995, the Company signed an extension
to the lease with no increase in rent to March 31, 2007.   The terms of the
lease at inception and at the time the lease extension was signed, were at least as favorable to the Company as could have been obtained from unaffiliated third
parties.   The Company utilizes for its own operations 100% of the space it leases.

NOTE 14 - REINSURANCE

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the company from primary liability under its policies; and if the reinsurer fails to meet the obligations, the company must nonetheless pay its policy
obligations.   The company continually monitors and evaluates the liquidity and financial strength of its reinsurers to determine their ability to fulfill obligations assumed under the reinsurance contracts.

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - REINSURANCE (continued)

Crusader has reinsurance agreements with National Reinsurance Corporation, a California admitted reinsurance company, which helps protect it against liabilities in excess of certain retentions, including major or catastrophic losses which may occur from any one or more of the property and/or casualty
risks which Crusader insures.   In August 1992 Crusader purchased additional
catastrophe reinsurance from various California admitted reinsurance companies. Crusader's retention increased from $100,000 to $150,000 per risk on April 1, 1995. This retention is subject to a maximum dollar amount and to catastrophe and clash covers. The catastrophe and clash covers (subject to a maximum occurrence and annual aggregate amount) help protect the company from one loss occurrence affecting multiple policies. The premium ceded to the reinsurers for the catastrophe and clash covers and for all exposures over $500,000 is a fixed percentage of the premium charged by Crusader. On exposures up to $500,000, the reinsurer charges a provisional rate which is subject to adjustment and is based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader, which includes a reimbursement of the cost of acquiring the portion of the premium that is ceded. Crusader does not currently assume any reinsurance from other insurance companies. The company intends to continue obtaining reinsurance although the availability and cost may vary from time to time.

The effect of reinsurance on premiums written and earned is as follows:

                                     Year Ended     Year Ended      Year Ended
                                      March 31,      March 31,       March 31,
                                        1996           1995           1994
                                       ----------     ----------     ----------
Premiums written:
  Direct business                    $37,631,357    $39,039,549    $37,278,300
  Reinsurance assumed
  Reinsurance ceded                  $(4,437,446)   $(8,614,685)   $(9,815,136)
Premiums Earned:
  Direct business                    $37,554,830    $38,466,825    $31,400,463
  Reinsurance assumed
  Reinsurance ceded                  $(6,077,403)   $(9,258,535)   $(8,685,638)


NOTE 15 - CONTINGENCIES

The Company's federal tax returns for the fiscal years ended March 31, 1990, through March 31, 1994, are currently being examined by the Internal Revenue Service. The primary issue of the examination is the loss reserve deductions for the fiscal years under audit. Any changes in the these deductions resulting from the examination would be a temporary difference. Since any tax increase from this temporary difference should be offset by a tax decrease in subsequent years, no tax liability has been accrued. Management estimated and accrued $300,000 of interest expense in the fiscal year ending March 31, 1995, related to this temporary difference.


NOTE 16 - PROFIT SHARING PLAN"

During the fiscal year ended March 31, 1986, the Company adopted the Unico
American Corporation Profit Sharing Plan.   Employees who are at least 21 years
of age and have been employed by the Company for at least two years are participants in the Plan. Pursuant to the terms of the Plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the

                              UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - PROFIT SHARING PLAN (continued)

participant's eligible compensation as determined by the Board of Directors. Participants are entitled to receive benefits under the plan upon the later of the following: the date 60 days after the end of the plan year in which the participant's retirement occurs or one year and 60 days after the end of the plan year following the participant's termination with the Company. However the participant's interest must be distributed in its entirety no later than April 1 of the calendar year following the calendar year in which the participant attains age 70 1/2 or otherwise in accordance with the Treasury Regulations promulgated under the Internal Revenue Code of 1954 as amended.

Contributions to the plan were as follows:

                                                   Profit
                     Year Ended                   Sharing Plan
                     ----------                   ------------

                   March 31, 1996                  $484,715
                   March 31, 1995                  $477,028
                   March 31, 1994                  $419,505

NOTE 17 - STATUTORY CAPITAL AND SURPLUS

Crusader is required to file an annual statement with state regulatory authorities prepared on an accounting basis prescribed or permitted by such
authorities (i.e., statutory basis).   Prescribed statutory accounting practices
include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners
(NAIC). Permitted statutory accounting practices encompass all accounting practices not so prescribed.

The NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory
accounting practices.   The codification, when completed, will likely change the
definitions of what comprises prescribed as opposed to permitted statutory accounting practices and may result in changes to the accounting policies that insurance companies use to prepare the statutory financial statements.

Crusader Insurance Company statutory capital and surplus is as follows:
  As of March 31, 1996                          $22,721,183
  As of March 31, 1995                          $19,585,839

Crusader Insurance Company statutory net income is as follows:
  Fiscal year ended March 31, 1996 $4,639,537
  Fiscal year ended March 31, 1995               $2,661,428
  Fiscal year ended March 31, 1994               $1,287,470

Crusader's statutory capital and surplus was deemed sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent Unico without prior approval of the California Insurance Department. Presently, without prior approval, Crusader may pay a dividend to Unico equal to the greater of (1) 10% of Crusader's statutory policyholders' surplus or (2) Crusader's statutory net income for the preceding calendar year. The maximum dividend which may be made without prior approval in calendar year 1996 is $4,113,181.

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - INCENTIVE STOCK OPTION PLAN"

The Company under its 1985 stock option plan provides for the grant of "incentive stock options" to officers and key employees. The options and prices set forth below have been adjusted, where applicable, for all subsequent stock splits, reverse stock splits and stock dividends. All options were granted at fair market value. As of March 31, 1996, of the 680,000 options outstanding, 552,527 options were currently exercisable. There are no additional options
available for future grant under the 1985 plan.   The changes in the number of
common shares under option are summarized as follows:

                                                Options       Exercise Price
                                                -------       --------------
    Outstanding at March 31, 1993             619,836        $3.4375 to $3.85
      Options terminated July 1, 1993          (5,000)       $3.50
      Options terminated December 21, 1993     (5,000)       $3.50
                                              -------
    Outstanding at March 31, 1994             609,836        $3.4375 to $3.85
      Options exercised May 16, 1994           (5,000)       $3.50
      Options terminated July 1, 1994         (10,000)       $3.50
      Options exercised July 5, 1994           (5,000)       $3.50
      Options granted August 17, 1994          90,164        $4.375
                                              -------
    Outstanding at March 31, 1995             680,000        $3.4375 to $4.375
      Options granted                               -
      Options exercised                             -
      Options terminated                            -
                                              -------
    Outstanding at March 31, 1996             680,000        $3.4375 to $4.375
                                              -------
                                              -------

NOTE 19 - TAXES ON INCOME

The provision for taxes on income consists of the following:

                                                   Fiscal Year Ended March 31,
                                              1996         1995         1994
                                               ----         ----         ----
Current provision:
  Federal                                 $2,574,766   $1,583,545   $1,489,242
  State                                      164,931      102,529      167,675
                                           ---------    ---------    ---------
     Total federal and state               2,739,697    1,686,074    1,656,917
Deferred                                    (278,887)    (520,576)    (130,532)
                                           ---------    ---------    ---------
     Provision for taxes                  $2,460,810   $1,165,498   $1,526,385
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

The income tax provision reflected in the consolidated statement of operations is less than the expected federal income tax on income as shown in the table below.

                                                   Fiscal Year Ended March 31,
                                              1996         1995         1994
                                               ----         ----         ----

Computed tax expense at 34%               $2,858,819   $1,685,610   $1,716,378
Tax effect of:
  Tax exempt income                         (502,513)    (548,745)    (317,954)
  Dividend exclusion                          (1,191)           -            -
  Other                                      (49,847)     (69,580)     (36,989)
  State income tax expense                   155,542       98,213      164,950
                                           ---------    ---------    ---------
     Tax per financial statement          $2,460,810   $1,165,498  $(1,526,385)
                                           ---------    ---------    ---------
                                           ---------    ---------   ---------

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - TAXES ON INCOME (continued)"

The provision for deferred income taxes results from the following temporary differences between taxable income and income reported in the accompanying financial statements.

                                                   Fiscal Year Ended March 31,
                                               1996        1995           1994
                                                ----        ----           ----
  Deferred policy acquisition costs          $74,722      $65,066     $406,996
  Discounting of losses and
    unearned premium reserves               (295,375)    (439,127)    (480,512)
  Accrued interest not currently
    deductible                                     -     (102,000)           -
  Other                                      (58,234)     (44,515)     (57,016)
                                            --------     --------     --------
       Total deferred tax (benefit)        $(278,887)   $(520,576)   $(130,532)
                                            --------     --------     --------
                                            --------     --------     --------

The components of the net federal income tax asset included in the financial statements at March 31, 1996, and 1995, as required by the asset and liability method, are as follows:

                                                        1996             1995
                                                         ----             ----
Deferred tax assets:
- --------------------
Discount on loss reserves                           $2,000,235      $1,828,443
Discount on salvage & subrogation                        8,589           1,727
Unearned premiums                                    1,194,244       1,077,523
Unrealized loss on investments                               -          91,233
Other                                                   68,123           9,888
                                                     ---------       ---------
  Total deferred tax assets                         $3,271,191      $3,008,814
                                                     ---------       ---------

Deferred tax liabilities:
- -------------------------
Deferred acquisition costs                          $1,473,461      $1,398,739
Unrealized gain on investments                         273,952               -
                                                     ---------       ---------
  Total deferred tax liabilities                    $1,747,413      $1,398,739
                                                     ---------       ---------

  Net deferred tax asset                            $1,523,778      $1,610,075
                                                     ---------       ---------
                                                     ---------       ---------

Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in the states of California, Oregon, Washington, Nevada and Arizona. The premium tax is in lieu of state franchise taxes; thus, the above provision for state taxes does not include the premium tax.

In April 1993 the Company adopted FASB Statement No. 109. The cumulative effect of this change in accounting for income taxes was immaterial; therefore, there is no cumulative effect reported in the consolidated statement of operations for
the fiscal year ended March 31, 1994.   Prior years' financial statements have
not been restated to apply the provisions of FASB Statement No. 109.

                              UNICO AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            Fiscal Year by Quarter
                                            ----------------------

                              First         Second         Third       Fourth
                               -----         ------         -----       ------
March 31, 1996
- --------------
Total revenue               $10,169,592   $10,400,201  $10,903,066  $10,995,615
Earnings before taxes         1,827,849     2,003,588    2,179,764    2,397,090
Net earnings                  1,327,306     1,414,145    1,531,213    1,674,817
Earnings per share                $0.22         $0.23        $0.25        $0.27

March 31, 1995
- --------------
Total revenue               $9,571,300    $9,826,331  $10,074,930    $9,971,662
Earnings before taxes          993,697       993,313    1,367,575     1,603,092
Net earnings                   746,663       763,070    1,032,089     1,250,357
Earnings per share               $0.12         $0.13        $0.17         $0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules Filed as a Part of this Report:


     1.  Financial statements:
          The consolidated financial statements for the year ended March 31, 1996, are contained herein as listed in the index to consolidated financial statements on page 21.

     2.  Financial schedules:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report on Financial Statement Schedules
          Schedule I - Summary of Investments Other than Investments in Related Parties
          Schedule II - Condensed Financial Information of Registrant
          Schedule III - Supplemental Insurance Information
          Schedule IV - Reinsurance
          Schedule VI - Supplemental Information Concerning Property/Casualty Insurance Operations

          Schedules other than those listed above are omitted, since they are not applicable, not required, or the information required to be set forth is included in the consolidated financial statements or notes.

    3.  Exhibits:
     3.1 Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984).
     3.2  By-Laws of Registrant, as amended.   (Incorporated herein by reference
          to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
          10.1 Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985). (*)
     10.2 Unico American Corporation Employee Incentive Stock Option Plan
          (1985). (Incorporated herein by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985). (*)
     10.3 Amendment to Unico American Corporation Incentive Stock Option Plan
          (1985). (Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987). (*)
     10.4 The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to
          Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987).
     10.5 The Lease Amendment 1 dated February 22, 1995, between Unico American Corporation and Cheldin Management amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).
     21   Subsidiaries of Registrant.   (Incorporated herein by reference to
          Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984).
     27   Financial Data Schedule
     28P Information from Insurance reports furnished to state regulatory authorities as of December 31, 1995.

     (*) Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:
     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 26, 1996



                                        UNICO AMERICAN CORPORATION
                                        By: /s/  ERWIN CHELDIN
                                           ----------------------
                                            Erwin Cheldin
                                            Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                           Title                                             Date
- ----------                          -----                                             -----
/s/  ERWIN CHELDIN                 Chairman of the Board,                            June 26, 1996
- -------------------                President and Chief Executive Officer,
Erwin Cheldin                      (Principal Executive Officer)



/s/  LESTER A. AARON               Treasurer, Chief Financial                        June 26, 1996
- ---------------------------        Officer and Director
Lester A. Aaron K                  (Principal Accounting and
                                   Principal Financial Officer)


/s/  CARY L. CHELDIN               Executive Vice President                          June 26, 1996
- --------------------------         and Director
Cary L. Cheldin


/s/  GEORGE C. GILPATRICK          Vice President, Secretary                         June 26, 1996
- --------------------------         and Director
George C. Gilpatrick


/s/  ROGER H. PLATTEN              Vice President and Director                       June 26, 1996
- ---------------------
Roger H. Platten

                          INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
Unico American Corporation

Under date of June 20, 1996, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of March 31, 1996, and 1995 and the related consolidated statement of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the annual report of Form 10-K for the fiscal year ended March 31,
1996.   In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 14(a)2. These financial statement
schedules are the responsibility of the Company's management.   Our
responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") in the fiscal year ended March 31, 1994.

GETZ, KRYCLER & JAKUBOVITS

Sherman Oaks, California

June 20, 1996

SCHEDULE I

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 MARCH 31, 1996


     Column A                           Column B      Column C          Column D
     --------                           --------      ---------         --------
                                                                     Amount at which
                                                                     shown in the
TYPE OF INVESTMENT                       Cost           Value        Balance Sheet
- -----------------                        ----           -----        ---------------
Fixed maturities:
   U.S. treasury notes                 $18,191,847    $18,325,366    $18,325,366
   State and municipal bonds           38,126,835      38,437,293     38,437,293
Industrial and miscellaneous bonds     10,655,316      11,014,240     11,014,240
   Certificates of deposit              1,111,378       1,111,378      1,111,378
                                       ----------     -----------     ----------
   Total fixed maturities              68,085,376     68,888,277      68,888,277

Equity securities
   Common stocks                          995,237        998,075         998,075

Short-term investments                  3,466,032      3,466,032       3,466,032
                                       ----------     ------------  ------------
   Total investments                  $ 72,546,645   $ 73,352,384   $ 73,352,384
                                       -----------    -----------    -----------
                                       -----------    -----------    -----------

SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY

                                                                         March 31,             March 31,
                                                                           1996                  1995
                                                                           ----                  ----

                                     ASSETS
                                     ------
Cash                                                                     53,148               62,652
Investments in subsidiaries                                          39,016,614           38,617,819
Property and equipment (net of accumulated depreciation)                278,618              335,495
Other assets                                                             79,361               77,741
                                                                     ----------           ----------
       Total Assets                                                $ 39,427,741          $39,093,707
                                                                     ----------           ----------
                                                                     ----------           ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
LIABILITIES

Accrued expenses and other liabilities                             $  1,110,039          $   998,023
Payables to subsidiaries (net of receivables)                         5,930,544           11,447,857
Note payable - related party                                                  -              500,000
                                                                     ----------           ----------
       Total Liabilities                                              7,040,583           12,945,880
                                                                     ----------           ----------
STOCKHOLDERS' EQUITY

Common stock                                                          2,834,801            2,834,801
Net unrealized investment gains (losses)                                531,787            (177,098)
Retained earnings                                                    29,020,570           23,490,124
                                                                     ----------           ----------
       Total Stockholders' Equity                                    32,387,158           26,147,827
                                                                    -----------          -----------
Total Liabilities and Stockholders' Equity                         $ 39,427,741         $ 39,093,707
                                                                    -----------          -----------
                                                                    -----------          -----------


The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENT OF OPERATIONS - PARENT COMPANY ONLY
                          FOR THE YEARS ENDED MARCH 31,


                                                    1996           1995              1994
                                                    ----           ----              -----
REVENUES
General and administrative expenses
     allocated to subsidiaries                   $5,237,708     $5,218,234       $5,212,580
Investment income                                    12,422          1,802           27,066
Other income                                         12,138         12,083          219,698
                                                  ---------      ---------        ---------
     Total Revenues                               5,262,268      5,232,119        5,459,344


EXPENSES
General and administrative                        5,246,708      5,227,521        5,320,392
                                                  ---------      ---------        ---------
Income before equity in net income
     of subsidiaries                                 15,560          4,598          138,952

Equity in net income of subsidiaries              5,931,921      3,787,581        3,382,835
                                                  ---------      ---------        ---------

     Net Income                                  $ 5,947,481    $ 3,792,179     $ 3,521,787
                                                  ----------     ----------       ---------
                                                  ----------     ----------       ---------


The Company and its subsidiaries file a consolidated federal income tax return.

Unico received a $1,500,000 cash dividend from Crusader in the fiscal year ended March 31, 1996, and $500,000 in the fiscal years ended March 31, 1995, and 1994.


The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

                          FOR THE YEARS ENDED MARCH 31,


                                                         1996              1995              1994
                                                         ----              ----              ----
Cash flows from operating activities:
Net income                                            $5,947,481        $3,792,179        $3,521,787
Adjustments to reconcile net income to
     net cash from operations
     Undistributed equity in net (income) of
     subsidiaries                                      (5,931,921)      (3,787,581)       (3,382,835)
     Depreciation and amortization                        142,306          128,210           166,258
     Due from related parties                                   -                 -          109,250
     Accrued expenses and other liabilities               112,016          463,549           147,773
     Accrued investment income                                  -                 -            2,948
     Other assets                                          (1,621)         175,501          (168,074)
                                                         --------          --------         --------

       Net cash provided from operations                  268,261          771,858           397,107
                                                         --------          --------         --------
Cash flows from investing activities

     Proceeds from sale of investments                          -                 -           84,115
     Purchase of property & equipment                     (85,428)         (233,310)        (115,607)
                                                         --------          --------         --------
       Net cash (used) by investing activities            (85,428)         (233,310)         (31,492)
                                                         --------          --------         --------

Cash flows from financing activities
     Proceeds from issuance of common stock                     -            35,000                -
     Dividends paid to stockholders                      (417,035)         (417,186)        (416,259)
     Repayment of notes payable                          (500,000)         (250,000)      (1,250,000)
     Net change in payables and receivables
     from subsidiaries                                    724,698          147,353         1,295,831
                                                         --------          --------         --------
       Net cash (used) by
     financing activities                                (192,337)         (484,833)        (370,428)
                                                         --------          --------         --------

Net increase (decrease) in cash                            (9,504)          53,715            (4,813)

Cash at beginning of year                                  62,652            8,937            13,750
                                                         --------          --------         --------
Cash at end of year                                      $ 53,148          $ 62,652          $ 8,937
                                                         --------          --------         --------
                                                         --------          --------         --------



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                                  SCHEDULE III
                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION


                                                   Future policy
                            Deferred               benefits,
                            policy                 losses, claims                                                  Net
                            acquisition            and loss              Unearned              Premium             investment
                            cost                   expenses              premiums              revenue             income
                            --------------         ---------------       ----------            -------             ----------
Year Ended
March 31, 1996
Property &
Casualty                     $4,333,708              $37,006,458         $19,646,502         $31,477,427          $3,708,891


Year Ended
March 31, 1995
Property & Casualty          $4,113,936              $32,370,752         $19,569,975         $29,208,290          $3,181,791


Year Ended
March 31, 1994
Property & Casualty          $3,922,564              $26,294,199         $18,823,495         $22,714,825          $3,115,516


                             Benefits,             Amortization
                             claims,               of deferred
                             losses &              policy                Other
                             settlement            acquisition           operating             Premiums
                             expenses              costs                 costs                 written
                             ----------            -------------         ---------             ----------
Year Ended
March 31, 1996
Property &
Casualty                      $17,309,549            $8,569,395          $10,989,570         $33,193,911


Year Ended
March 31, 1995
Property & Casualty           $17,470,300            $8,314,727          $10,778,265         $30,424,864


Year Ended
March 31, 1994
Property & Casualty
                              $13,292,039            $6,564,746          $11,096,639         $27,463,164



SCHEDULE IV

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                   REINSURANCE





                                                       Ceded to          Assumed                               Percentage of
                                  Gross                other             from other      Net                   amount assumed
                                  amount               companies         companies       amount                to net
                                  -----------         ------------      -----------      -----------           --------------

Year Ended March 31, 1996         $37,554,830          $6,077,403              -         $31,477,427                   -
Property & Casualty

Year Ended March 31, 1995         $38,466,825          $9,258,535              -         $29,208,290                   -
Property & Casualty

Year Ended March 31, 1994         $31,400,463          $8,685,638              -         $22,714,825                   -
Property & Casualty

SCHEDULE VI

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY
                              INSURANCE OPERATIONS




                                    Reserves for
                                    Unpaid             Discount
                   Deferred         Claims             if any,
Affiliation        Policy           and Claim          Deducted                                            Net
with               Acquisition      Adjustment         in                  Unearned          Earned        Investment
Registrant         Costs            Expenses           Column C            Premiums          Premiums      Income
(A)                 (B)              (C)                  (D)                 (E)             (F)          (G)
- ----------------   -----------      ----------         ---------           --------          --------      ----------
Company &
Consolidated
Susidiaires


Fiscal
Year Ended
March 31,

     1996       $4,333,708      $37,006,458               -              $19,646,502     $31,477,427       $3,708,891


     1995       $4,113,936      $32,370,752               -              $19,569,975     $29,208,290       $3,181,791


     1994       $3,922,564      $26,294,199               -              $18,823,495     $22,714,825       $3,115,516



                 Claims and
                 Claim
                 Adjustment                       Amortization
                 Expenses Incurred                of Deferred          Paid Claims
Affiliation      Related to                       Policy               and Claim
with             (1) Current Year                 Acquisition          Adjustment        Premiums
Registrant       (2) Prior Year                   Costs                Expenses          Written
(A)              (H)                              (I)                   (J)               (K)
- --------------   -----------------                -----------           -----------       -----------
Company &
Consolidated
Susidiaires


Fiscal
Year Ended
March 31,

     1996            $19,276,602  (1)         $8,569,395              $12,260,700    $33,193,911
                     $(1,967,053) (2)

     1995            $18,057,338  (1)         $8,314,727              $11,336,774    $30,424,864
                       $(587,038) (2)

     1994            $14,516,383  (1)         $6,564,746              $11,502,663    $27,463,164
                     $(1,224,344) (2)




                                  EXHIBIT INDEX
                                       TO
              UNICO AMERICAN CORPORATION ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 1996

No                                 Item                                                   Page
- ---                                -----                                                 ----

3.1 Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984).
3.2 By-Laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
10.1      Unico American Corporation Profit Sharing Plan & Trust.
          (Incorporated herein by reference to Exhibit 10.1 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended March 31, 1985).


10.2      Unico American Corporation Employee Incentive Stock Option Plan
          (1985). (Incorporated herein by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1985).

10.3      Amendment to Unico American Corporation Incentive Stock Option Plan
          (1985). (Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1987).

10.4      The Lease dated July 31, 1986, between Unico American Corporation and
          Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987).

10.5      The Lease Amendment #1 dated February 22, 1995, between Unico American
          Corporation and Cheldin Management amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1995).


21        Subsidiaries  of  Registrant.   (Incorporated herein by reference to
          Exhibit 22  to Registrant's  Annual  Report on Form 10-K for the
          fiscal year  ended  March 31, 1984)

27        Financial Data Schedule

28P Information from Insurance reports furnished to state regulatory authorities as of December 31, 1995.