Form 10-Q
period 1996-06-30
UNICO AMERICAN CORP
filed 1996-08-12
CIK 100716

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE  ACT OF 1934

          For the quarterly period from APRIL 1, 1996 TO JUNE 30, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                                    5,972,668
        Number of shares of common stock outstanding as of August 5, 1996


                                     1 of 10

                                                                          PART 1
FINANCIAL STATEMENTS                                       FINANCIAL INFORMATION

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       June 30,          March 31,
                                                                         1996              1996
                                                                      -----------       -----------
ASSETS
Investments
Available for sale:
  Fixed maturities at market (amortized cost: June 30, 1996
     $71,069,101; March 31, 1996 $68,085,376)                         $71,295,182       $68,888,277
  Equity securities at market (cost: June 30, 1996 $325,500;
     March 31, 1996 $995,237)                                             320,000           998,075
Short-term investments, at cost                                         4,036,128         3,466,032
                                                                      -----------       -----------
      Total Investments                                                75,651,310        73,352,384
Cash                                                                      366,554           154,346
Accrued investment income                                               1,296,786         1,261,049
Accounts and notes receivable, net                                      8,113,365         8,141,243
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                60,589           212,368
   Unpaid losses and loss adjustment expenses                           4,072,876         4,324,305
Prepaid reinsurance premiums                                            1,417,018         1,363,624
Deferred policy acquisition costs                                       4,430,633         4,333,708
Property and equipment (net of accumulated depreciation)                  268,346           278,618
Deferred income taxes                                                   1,764,816         1,523,778
Other assets                                                            1,329,977           871,954
                                                                      -----------       -----------
    Total Assets                                                      $98,772,270       $95,817,377
                                                                      -----------       -----------
                                                                      -----------       -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses                            $38,477,046       $37,006,458
Unearned premiums                                                      20,136,176        19,646,502
Advance premiums                                                        1,542,311         1,588,628
Funds held as security for performance                                    727,899           758,135
Accrued expenses and other liabilities                                  1,982,267         2,332,398
Income taxes payable                                                      730,997            98,097
Note payable - bank                                                     1,500,001         2,000,001
Dividends payable                                                         418,087                 -
                                                                      -----------       -----------
    Total Liabilities                                                 $65,514,784       $63,430,219
                                                                      -----------       -----------
                                                                      -----------       -----------
STOCKHOLDERS' EQUITY
Common stock, no par - authorized 10,000,000 shares,
  issued and outstanding shares 5,972,668 at June 30, 1996,
  and 5,957,738 at March 31, 1996                                       2,835,326         2,834,801
  Net unrealized investment gains                                         145,583           531,787
Retained  earnings                                                     30,276,577        29,020,570
                                                                      -----------       -----------
    Total Stockholders' Equity                                         33,257,486        32,387,158
                                                                      -----------       -----------
    Total Liabilities and Stockholders' Equity                        $98,772,270       $95,817,377
                                                                      -----------       -----------
                                                                      -----------       -----------


                 See notes to consolidated financial statements.


                                     2 of 10

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                           FOR THE THREE MONTHS ENDED


                                                      June 30,        June 30,
                                                       1996             1995
                                                    ------------    ------------
REVENUES
Insurance Company Revenues
   Premium earned                                   $ 9,382,132     $ 9,513,175
   Less: Premium ceded                                1,015,932       2,000,824
                                                    -----------     -----------
       Net premium earned                             8,366,200       7,512,351
   Investment income                                    978,179         893,846
   Net realized investment gains                        191,174               -
   Other income                                              60             713
                                                    -----------     -----------
      Total Insurance Company Revenues                9,535,613       8,406,910

Other Revenues from Insurance Operations
   Gross commissions and fees                         1,473,105       1,407,633
   Investment income                                     33,316          38,035
   Finance charges and late fees earned                 293,172         311,865
   Other income                                           3,491           5,149
                                                    -----------     -----------
      Total Revenues                                 11,338,697      10,169,592
                                                    -----------     -----------
EXPENSES
   Losses and loss adjustment expenses                4,715,902       4,122,774
   Policy acquisition costs                           2,249,451       2,085,647
   Salaries and employee benefits                       920,857         924,321
   Commissions to agents/brokers                        331,490         325,890
   Other operating expenses                             726,901         883,111
                                                    -----------     -----------
      Total Expenses                                  8,944,601       8,341,743
                                                    -----------     -----------
      Income Before Income Taxes                      2,394,096       1,827,849

   Income Tax Provision                                 720,002         500,543
                                                    -----------     -----------
      Net Income                                      1,674,094       1,327,306

   Retained earnings at beginning of quarter         29,020,570      23,490,124
   Dividend declared                                   (418,087)       (417,035)
                                                    -----------     -----------
      Retained Earnings at End of Quarter           $30,276,577     $24,400,395
                                                    -----------     -----------
                                                    -----------     -----------
PER SHARE DATA
Weighted Average Shares Outstanding:                  6,224,843       6,092,477
Earnings Per Share:                                       $0.27           $0.22


                 See notes to consolidated financial statements.


                                     3 of 10

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           FOR THE THREE MONTHS ENDED


                                                                     June 30,         June 30,
                                                                       1996             1995
                                                                   -----------      -----------
Net Income                                                         $ 1,674,094      $ 1,327,306
Adjustments to reconcile net income to net cash from operations
  Depreciation & amortization                                           27,015           25,659
  Bond amortization, net                                               149,628          156,569
  Net realized (gain) on sale of securities                           (191,174)             -
Changes in assets and liabilities
  Premium, notes & investment income receivables                        (7,859)        (263,992)
  Reinsurance recoverable                                              403,208         (645,221)
  Prepaid reinsurance premiums                                         (53,394)         590,071
  Deferred policy acquisition costs                                    (96,925)           2,994
  Other assets                                                        (458,021)        (136,376)
  Reserve for unpaid losses & loss adjustment expenses               1,470,588        1,903,945
  Unearned premium reserve                                             489,674         (514,952)
  Funds held as security & advanced premiums                           (76,553)          30,500
  Accrued expenses & other liabilities                                (350,133)         333,728
  Income taxes current/deferred                                        590,816          133,935
                                                                   -----------      -----------
        Net Cash Provided from Operations                            3,570,964        2,944,166
                                                                   -----------      -----------
Investing Activities
  Purchase of fixed maturity investments                            (5,031,728)      (6,010,939)
  Proceeds from maturity of fixed maturity investments               1,895,000        4,045,000
  Purchase of equity securities - cost                              (1,589,162)               -
  Proceeds from sale of equity securities                            2,450,073                -
  Net (increase) in short-term investments                            (566,721)        (351,299)
  Additions to property & equipment                                    (16,743)          (9,385)
                                                                   -----------      -----------
        Net Cash (Used) by Investing Activities                     (2,859,281)      (2,326,623)
                                                                   -----------      -----------
Financing Activities
  Proceeds from issuance of common stock                                   525                -
  Repayment of note payable - bank                                    (500,000)        (165,000)
  Repayment of note payable - related party                                  -         (500,000)
                                                                   -----------      -----------
        Net Cash (Used) by Financing Activities                       (499,475)        (665,000)
                                                                   -----------      -----------
Net increase (decrease) in cash                                        212,208          (47,457)
Cash at beginning of period                                            154,346          173,232
                                                                   -----------      -----------
        Cash at End of Period                                         $366,554         $125,775
                                                                   -----------      -----------
                                                                   -----------      -----------
Supplemental cash flow information
  Cash paid during the period for:
     Interest                                                          $36,353         $102,697
     Income taxes                                                     $130,000          $44,615


                 See notes to consolidated financial statements.


                                      4 of 10

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Unico American Corporation is an insurance holding company. Unico American and its subsidiaries, all of which are wholly owned (the "Company"), provide, primarily in California, property, casualty, health and life insurance, and related premium financing.

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


                                    5 of 10

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


NOTE 2 - RESTRICTED FUNDS
As required by law, the Company segregates from its operating accounts premiums collected from insureds into separate trust accounts. As of a June 30, 1996, these trust funds represent $2,553,569 of the Company's cash and short-term investments. In addition, $725,000 of the Company's investments represent statutory deposits of Crusader which are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for Crusader to write certain lines of business in California and for its admission in states other than California.

NOTE 3 - FUNDS HELD AS SECURITY
Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers.

NOTE 4 - STATUTORY CAPITAL AND SURPLUS
As of June 30, 1996, Crusader's statutory capital and surplus were deemed sufficient to support its present insurance premium writings.

NOTE 5 - INCENTIVE STOCK OPTION PLAN
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 1996, 651,470 options were outstanding of which 523,997 were currently exercisable. During the quarter ended June 30, 1996, options on 28,530 shares of common stock were exercised. There are no additional options available for future grant under the 1985 plan.

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


                                    6 of 10

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


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

NOTE 8
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which consist of normal recurring adjustments, to present fairly the results of operations for the three months ended June 30, 1996, and June 30, 1995.

NOTE 9
The results of operations for the three months ended June 30, 1996, should not be considered as necessarily indicative of the results to be expected for the full year.


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

Crusader's losses and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 1996, the Company had cash and cash investments of $75,797,283 (at amortized cost) of which $72,071,761 (95%) were investments of Crusader.

As of the quarter ended June 30, 1996, the Company had invested $71,069,101 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high quality investments. The balance of the Company's investments were in equity securities of a regional telephone company and high-quality short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $71,069,101 (at amortized cost) include $40,972,393 (58%) of tax exempt, pre-refunded state and municipal bonds, $18,425,232 (26%) of U.S. treasury securities, and $11,671,476 (16%) in high quality industrial bonds and certificates of deposit. The tax exempt interest income earned for the three months ended June 30, 1996, and 1995, was $443,257 and $494,455, respectively.

The Company's investment policy limits investments in any one company to no more than $1,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. Government or U.S. Government guaranteed issues. All Unico investments are high-grade investment quality.

On May 17, 1996, the Board of Directors declared a dividend of $0.07 (seven cents) per common share payable on August 14, 1996, to shareholders of record at the close of business on July 31, 1996.

The Company's premium finance subsidiary, American Acceptance Corporation ("AAC"), has a bank credit line of $6,000,000 with a variable rate of interest based on fluctuations in the London Inter Bank Offered Rate ("LIBOR"). This credit line is only used to provide AAC with the additional funds it requires to finance insurance premiums.

Although material capital expenditures may also be funded through borrowings, the Company believes that cash generated from operations, plus cash and short-term investments at the quarter end, net of trust restriction of $2,553,569 and statutory deposits of $725,000, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing additional funds. Crusader is restricted in the amount of dividends it may pay to its parent, Unico, without prior regulatory approval by the California Insurance Department. Crusader anticipates that it will not be required to obtain prior regulatory approval for any dividend which it may pay to Unico in the next twelve months.

There are no material commitments for capital expenditures as of the date of this report.


                                     8 of 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(B)  RESULTS OF OPERATIONS:

All comparisons made in this discussion are comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995, unless otherwise indicated.

The Company's net income for the quarter ended June 30, 1996, increased $346,788 (26%) to $1,674,094 while revenues increased $1,169,105 (11%) to $11,338,697.
The increase in net income was primarily the result of a $96,917 (7%) increase in underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs), a $79,614 (9%) increase in investment income, realized investment gains on the sale of equities of $191,174, and a decrease in other operating expenses of $156,210 (18%).

PREMIUM EARNED before reinsurance decreased $131,043 (1%) for the current quarter. The decrease in premium earned was primarily attributable to Crusader's decision to intentionally reduce its Other Liability line in an effort to improve the utilization of its surplus. Earned premium in the Other Liability line of business was $153,527, a decrease of $785,119 from the prior year. Crusader's primary line of business is its Commercial Package line, representing approximately 98% of total earned premium for the quarter. This line of business continued to grow with earned premium increasing $706,843 (8%) to $9,198,359 for the quarter.

Ceded premium decreased from 21% of premium earned to 11%, primarily as a result of the reduction in Other Liability premium which cedes a higher percentage of premium than Crusader's other lines, and to reduced reinsurance rates primarily resulting from an increase in loss retention from $100,000 to $150,000 on April 1, 1995.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 56% of net premium earned for the quarter ended June 30, 1996, compared to 55% of net premium earned for the quarter ended June 30, 1995. Crusader has continued to experience favorable development of prior period losses.

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

Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs increased by $163,804 (8%) for the quarter ended June 30, 1996, due to the related increase in Crusader's net earned premium.

INVESTMENT INCOME, excluding realized investment gains, increased $79,614 (9%) to $1,011,495 for the quarter ended June 30, 1996, compared to $931,881. This increase was primarily due to a 14% increase (at amortized cost) in invested assets.

OTHER OPERATING EXPENSES decreased $156,210 primarily due to a $66,344 decrease in interest expenses as a result of decreased borrowings.

There were no significant changes in other revenue or expense items.

There were no material items or significant elements included in the results of operations which arose from or were not necessarily representative of the Company's ongoing business.

The effect of inflation on net income of the Company during the quarters ended June 30, 1996, and 1995 was not significant.


                                     9 of 10

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


       UNICO AMERICAN CORPORATION



    Date: August 7, 1996     By:  /s/ Erwin Cheldin
                                --------------------------------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



    Date: August 7, 1996     By:     /s/ Lester Alan Aaron
                                --------------------------------------------
                                Lester Alan Aaron
                                Treasurer, Chief Financial Officer, (Principal Accounting and Principal Financial Officer)


                                    10 of 10