Form 10-Q
period 1996-09-30
UNICO AMERICAN CORP
filed 1996-11-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
                              Act of 1934

   For the quarterly period from July 1, 1996 to September 30, 1996

                      Commission File No. 0-3978

                      UNICO AMERICAN CORPORATION
         (Exact name of registrant as specified in its charter)

                  Nevada                           95-2583928
        (State or other jurisdiction of        (I.R.S. Employee
         incorporation or organization)
             Identification No.)

      23251 Mulholland Drive, Woodland Hills, California      91364
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

                                5,972,868
   Number of shares of common stock outstanding as of  November 8 , 1996

                                 1 of 11

FINANCIAL                              STATEMENTS FINANCIAL INFORMATION PART 1

              UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                                      September 30,   March 31,
                                                           1996          1996
                                                      -------------  -----------

ASSETS
Investments
  Available for sale:
   Fixed maturities, at market value
     (amortized cost:  September 30, 1996
     $74,604,987; March 31, 1996 $68,085,376           $75,185,115 $68,888,277
   Equity securities at market (cost: September
     30, 1996 $989,450; March 31, 1996 $995,237)           930,000     998,075
   Short-term investments, at cost                       3,299,548   3,466,032
                                                        ----------  ----------
      Total Investments                                 79,414,663  73,352,384
Cash                                                       367,804     154,346
Accrued investment income                                1,295,075   1,261,049
Accounts and notes receivable, net                       8,693,348   8,141,243
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                 95,033     212,368
   Unpaid losses and loss adjustment expenses            3,424,968   4,324,305
Prepaid reinsurance premiums                             1,474,501   1,363,624
Deferred policy acquisition costs                        4,615,668   4,333,708
Property and equipment (net of accumulated                 247,570     278,618
  depreciation)
Deferred income taxes                                    1,722,084   1,523,778
Other assets                                               372,217     871,954
                                                       -----------  ----------
     Total Assets                                     $101,722,931 $95,817,377
                                                       ===========  ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses             $39,762,333 $37,006,458
Unearned premiums                                       20,955,161  19,646,502
Advance premiums                                         1,538,285   1,588,628
Funds held as security for performance                     753,769     758,135
Accrued expenses and other liabilities                   2,379,656   2,332,398
Income taxes payable                                        28,735      98,097
Note payable - bank                                      1,100,001   2,000,001
                                                        ----------  ----------
    Total Liabilities                                  $66,517,940 $63,430,219
                                                        ----------  ----------
STOCKHOLDERS'  EQUITY
Common stock, no par - authorized 10,000,000
shares issued and outstanding shares 5,972,868 at
September 30, 1996 and 5,957,738 at March 31, 1996       2,836,026   2,834,801
Net unrealized investment gains                            343,647     531,787
Retained  earnings                                      32,025,318  29,020,570
                                                        ----------  ----------
  Total Stockholders' Equity                            35,204,991  32,387,158
                                                        ----------  ----------

  Total Liabilities and Stockholders' Equity          $101,722,931 $95,817,377
                                                       ===========  ==========

           See notes to consolidated financial statements.

                                 2 of 11

               UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                  Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                              ----------------------   ----------------------
                                  1996       1995        1996         1995
                              ----------   ---------   ---------    ---------

REVENUES
Insurance Company Revenues
  Premium earned              $9,847,786  $9,394,397  $19,229,918  $18,907,572
  Premium ceded                  953,363   1,725,645    1,969,295    3,726,469
    Net premium earned         8,894,423   7,668,752   17,260,623   15,181,103
  Investment income            1,043,134     898,222    2,021,313    1,792,068
  Net realized investment
   gains                               -       7,192      191,174        7,192
  Other income                        60           -          120          713
                               ---------   ---------   ----------   ----------
  Total Insurance Company
   Revenues                    9,937,617   8,574,166   19,473,230   16,981,076

Other Revenues from Insurance
 Operations
  Gross commissions and fees   1,499,851   1,443,159    2,972,956    2,850,792
  Investment income               47,515      37,969       80,831       76,004
  Finance charges and late
   fees earned                   298,460     341,419      591,632      653,284
  Other income                     1,456       3,488        4,947        8,637
                              ----------  ----------   ----------   ----------
  Total Revenues              11,784,899  10,400,201   23,123,596   20,569,793
                              ----------  ----------   ----------   ----------

EXPENSES
  Losses & loss adjustment
    expenses                  5,159,096    4,272,103    9,874,998    8,394,877
  Policy acquisition costs    2,269,463    2,127,910    4,518,914    4,213,557
  Salaries and employee
    benefits                    928,726      904,675    1,849,583    1,828,996
  Commissions to agents/brokers 312,200      331,882      643,690      657,772
  Other operating expenses      598,293      760,043    1,325,194    1,643,154
                             ----------    ---------   ----------   ----------
     Total Expenses           9,267,778    8,396,613   18,212,379   16,738,356
                             ----------    ---------   ----------   ----------
     Income Before Taxes      2,517,121    2,003,588    4,911,217    3,831,437

  Income Tax Provision          768,380      589,443    1,488,382    1,089,986
                              ---------    ---------    ---------    ---------
     Net Income              $1,748,741   $1,414,145    3,422,835    2,741,451
                              ==========   =========

  Retained Earnings April 1,                           29,020,570   23,490,124
  Dividends Paid to Stockholders                         (418,087)    (417,035)
                                                       ----------   ----------
    Retained Earnings September 30,                   $32,025,318  $25,814,540
                                                       ==========   ==========

  PER SHARE DATA
  Weighted Average Shares
    Outstanding               6,248,511    6,141,924    6,236,677    6,117,200
  Earnings Per Share              $0.28        $0.23        $0.55        $0.45


            See notes to consolidated financial statements

                                 3 of 11

              UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                 FOR THE SIX MONTHS ENDED SEPTEMBER 30,

<CAPTION
                                                          1996         1995
                                                         ------       ------
Net Income                                             $3,422,835   $2,741,451
Adjustments to reconcile net income to net
  cash from operations
  Depreciation & amortization                              55,071       53,880
  Bond amortization, net                                  289,430      295,974
  Net realized (gain) on sale of securities              (191,174)      (7,192)
Changes in assets and liabilities
  Premium, notes & investment income receivable          (586,131)    (553,577)
  Reinsurance recoverable                               1,016,672     (594,215)
  Prepaid reinsurance premiums                           (110,877)   1,133,124
  Deferred policy acquisitions costs                     (281,960)     (12,114)
  Other assets                                            499,737     (194,154)
  Reserve for unpaid losses & loss
   adjustment expenses                                  2,755,875    2,870,228
  Unearned premium reserve                              1,308,659     (576,523)
  Funds held as security & advanced premiums              (54,709)      28,606
  Accrued expenses & other liabilities                     47,258      357,338
  Income taxes current/deferred                          (170,747)    (457,273)
                                                        ----------   ---------
     Net Cash Provided from Operations                  7,999,939    5,085,553
                                                        ---------    ----------
Investing Activities
  Purchase of fixed maturity investments              (10,950,919) (12,504,658)
  Proceeds from  maturity of fixed
    maturity investments                                4,128,378    8,442,840
  Purchase of equity securities - cost                 (2,253,112)    (299,840)
  Proceeds from sale of fixed securities                2,450,073      324,189
  Net decrease in short-term investments                  179,983      174,614
  Additions to property & equipment                       (24,022)     (20,981)
                                                        ----------   ---------
     Net Cash (Used) by Investing Activities           (6,469,619)  (3,883,836)
                                                       ----------   ----------

Financing Activities
  Proceeds from issuance of common stock                    1,225            -
  Repayment of note payable - bank                       (900,000)    (305,000)
  Repayment  of  note  payable - related - party                -     (500,000)
  Dividends paid to shareholders                         (418,087)    (417,035)
                                                         --------     --------
     Net Cash (Used) by Financing Activities           (1,316,862)  (1,222,035)
                                                       ----------   ----------

Net increase (decrease) in cash                           213,458      (20,318)
Cash at beginning of period                               154,346      173,232
                                                         --------      -------
     Cash at End of Period                               $367,804     $152,914
                                                         ========     ========
Supplemental cash flow information
  Cash paid during the period for:
     Interest                                             $60,867     $175,497
     Income taxes                                      $1,665,000   $1,234,615

            See notes to consolidated financial statements.

                               4 of 11

                      UNICO AMERICAN CORPORATION
                           AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996


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

                               5 of 11

                      UNICO AMERICAN CORPORATION
                           AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996


NOTE 2 - RESTRICTED FUNDS
As required by law, the Company segregates from its operating accounts premiums collected from insureds into separate trust accounts. As of September 30, 1996, these trust funds represent $2,674,524 of the Company's cash and short-term investments. In addition, $725,000 of the Company's investments represent statutory deposits of Crusader which are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for Crusader to write certain lines of business in California and for its admission in states other than California.

NOTE 3 - FUNDS HELD AS SECURITY
Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers.

NOTE 4 - STATUTORY CAPITAL AND SURPLUS
As of September 30, 1996, Crusader's statutory capital and surplus were deemed sufficient to support its present insurance premium writings.

NOTE 5 - INCENTIVE STOCK OPTION PLAN
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 1996, 646,620 options were outstanding of which 519,147 were currently exercisable. During the quarter ended September 30, 1996, options on 200 shares of common stock were exercised and 4,650 options expired. There are no additional options available for future grant under the 1985 plan.

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

Likewise, the Company is sometimes named as a cross-defendant in litigation which is principally directed against that insurer who has issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or other agents which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and the do not materially affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated operation or financial position.

                               6 of 11

                      UNICO AMERICAN CORPORATION
                           AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996


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

NOTE 8
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which consist of normal recurring adjustments, to present fairly the results of operations for the three and six months ended September 30, 1996, and September 30, 1995.

NOTE 9
The results of operations for the three and six months ended September 30, 1996, should not be considered as necessarily indicative of the results to be expected for the full year.

                               7 of 11

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

Crusader's losses and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 1996, the Company had cash and cash investments of $79,261,789 (at amortized cost) of which $75,900,556 (96%) were investments of Crusader.

As of the quarter ended September 30, 1996, the Company had invested $74,604,987 (at amortized cost) or 95% of its invested assets in fixed maturity obligations. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high quality investments. The balance of the Company's investments were in equity securities of a regional telephone company and a regional utility company and high-quality short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $74,604,987 (at amortized cost) include $39,793,222 (53%) of tax exempt, pre-refunded state and municipal bonds, $21,442,793 (29%) of U.S. treasury securities, $12,570,972 (17%) of high quality industrial bonds and $798,000 (1%) of FDIC insured certificates of deposit. The tax exempt interest income earned for the three and six months ended September 30, 1996, was $454,961 and $898,218 respectively. The tax exempt interest income earned for the three and six months ended September 30, 1995, was $432,558 and $927,013 respectively.

The Company's investment policy limits investments in any one company to no more than $1,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. Government or U.S. Government guaranteed issues. All Unico investments are high-grade investment quality.

On August 14, 1996, the Company paid the $0.07 (seven cents) per common share cash dividend which was declared by the Board of Directors on May 14, 1996, to shareholders of record at the close of business on July 31, 1996.

The Company's premium finance subsidiary, American Acceptance Corporation ("AAC"), has a bank credit line of $6,000,000 with a variable rate of interest based on fluctuations in the London Inter Bank Offered Rate ("LIBOR"). This credit line is only used to provide AAC with the additional funds it requires to finance insurance premiums. AAC has been paying down its bank note payable from its internal cash flow as well as from intercompany loans from Unico. The bank note payable has been reduced from $2,000,001 as of March 31, 1996 to $1,100,001 as of September 30, 1996.

                                    8 of 11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


(a)  Liquidity and Capital Resources (continued)

Although material capital expenditures may also be funded through borrowings, the Company believes that cash generated from operations, plus cash and short-term investments at the quarter end, net of trust restrictions of $2,674,524 and statutory deposits of $725,000, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing additional funds. Crusader is restricted in the amount of dividends it may pay to its parent, Unico, without prior regulatory approval by the California Insurance Department. Crusader anticipates that it will not be required to obtain prior regulatory approval for any dividend which it may pay to Unico in the next twelve months.

There are no material commitments for capital expenditures as of the date of this report.



 (b)  Results of Operations:

All comparisons made in this discussion are comparing the three and six months ended September 30, 1996 to the three and six months ended
September 30, 1995, unless otherwise indicated.

The Company recognized net income of $1,748,741 for the three months and $3,422,835 for the six months ended September 30, 1996, compared to net income of $1,414,145 for the three months and $2,741,451 for the six months ended September 30, 1995. Total revenues increased $1,384,698 (13%) for the three months and $2,553,803 (12%) for the six months ended September 30, 1996, when compared to the three and six months ended September 30, 1995. The increase in net income was primarily the result of:

 a) An increase in Crusader's underwriting profit (net earned premium less loss and loss adjustment expenses and policy acquisition costs) of $197,125 (16%) for the three months and $294,042 (11%) for the six months ended September 30, 1996.
 b) An increase in investment income (excluding realized investment gains) of $154,458 (16%) for the three months and $234,072 (13%) for the six months ended September 30, 1996.
 c) An decrease in other operating expenses of $161,750 (21%) for the three months and $317,960 (19%) for the six months ended September 30, 1996.
 d) An increase in realized investment gains for the six months ended September 30, 1996 of $183,982.

Premium earned before reinsurance increased $453,389 (5%) for the three months and $322,346 (2%) for the six months ending September 30, 1996. Crusader's primary line of business is its Commercial Package business, representing 96% of all premiums earned in the three months and 97% of all premiums earned in the six months ended September 30, 1996. The Commercial Package business continued to grow, with earned premium increasing $563,562 (6%) to $9,495,710 for the three months and $1,270,403 (7%) to $18,694,071 for the six months ended September 30, 1996 as compared to the corresponding periods of the prior year. Crusader has been intentionally reducing its Other Liability line of business in an effort to improve the utilization of its surplus. This has resulted in a reduction of Other Liability earned premium of $187,582 for the three months and $972,701 for the six months ended September 30, 1996 as compared to the corresponding periods of the prior year.

                               9 of 11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


(b)  Results of Operations (continued)

Ceded premium decreased from 18% of premium earned to 10% for the three months and decreased from 20% of premium earned to 10% for the six months primarily as a result of the reduction in Other Liability premium which cedes a higher percentage of premium than Crusader's other lines, and to reduced reinsurance rates due to favorable reinsurance loss experience and an increase in loss retention from $100,000 to $150,000 on April 1, 1995.

Losses and loss adjustment expenses were 58% of net premium earned for the three months and 57% for the six months ended September 30, 1996, compared to 56% of net premium earned for the three months and 55% of net premiun earned for the six months ended September 30, 1995. Crusader has continued to experience favorable development of prior period losses.

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

Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs increased by $141,553 (7%) for the three months ended September 30, 1996 and $305,357 (7%) for the six months ended September 30, 1996, compared to the three and six months ended September 30, 1995. The increase in costs is due to the related increase in Crusader's net earned premium.

Investment income, excluding realized investment gains, increased $154,458 (16%) to $1,090,649 for the three months and increased $234,072 (13%) to $2,102,144 for the six months ended September 30, 1996, compared to the three and six months ended September 30, 1995. This increase was primarily due to a 16% increase (at amortized cost) in invested assets.

Other operating expenses decreased $161,750 (21%) for the three months and $317,960 (19%) for the six months ended September 30, 1996 compared to the three and six months ended September 30, 1995. The decrease in expenses for the three months was primarily due to a $48,286 decrease in interest expense due to decreased borrowings, and a $38,175 decrease in insurance department examination fees. The decrease in expenses for the six months was primarily due to a $114,630 decrease in interest expense due to decreased borrowings, and a $54,289 decrease in insurance department examination fees.

There were no significant changes in other revenue or expense items.

The effect of inflation on net income of the Company during the three and six months ended September 30, 1996, and 1995 was not significant.


                                 10 of 11

                      PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a)  On September 6, 1996 the Company held its Annual Meeting of
      Stockholders.

 (b)  Proxies for the meeting were solicited pursuant to Regulation
      14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.

 (c) At the meeting, the following persons were elected by the vote indicated (there were no abstentions or broker non-votes) as directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified:

                                                     Against or
        Name                              For         Withheld
        ----                           ---------     ----------
        Erwin  Cheldin                 5,646,818       3,431
        Lester  A. Aaron               5,646,815       3,434
        Cary L. Cheldin                5,644,306       5,943
        George C. Gilpatrick           5,645,845       4,404
        Roger H. Platten               5,645,845       4,404
        David A. Lewis                 5,645,858       4,391
        Bernard R. Gans                5,573,058      77,191



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K:
    None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.

                         UNICO AMERICAN CORPORATION

Date: November  11, 1996 By: /s/ ERWIN CHELDIN
                         Erwin Cheldin
                         Chairman of the Board, President and Chief
                         Executive Officer, (Principal Executive Officer)

Date: November  11, 1996 By: /s/ LESTER A. AARON
                         Lester A. Aaron
                         Treasurer, Chief Financial Officer,(Principal Accounting and Principal Financial Officer)


                                 11 of 11