Form 10-K
period 1996-12-31
UNICO AMERICAN CORP
filed 1997-03-31
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of
                       1934 For the fiscal year ended or

     |X| Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from April 1, 1996 to December 31, 1996


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-X is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10K. X

 The aggregate market value of Registrant's voting stock held by non-affiliates as of March 25, 1997, was $34,035,320 (based on the closing sales price on such date, as reported by the Wall Street Journal).

                                    6,120,081
        Number of shares of common stock outstanding as of March 25, 1997

  Portions of the definitive proxy statement which registrant intends to file pursuant to regulation 14(A) by a date no later than 120 days after December 31,
  1996, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into part III hereof. If such definitive proxy statement is not filed in the 120 day period, the information called for by Part III will be filed as an amendment to this Form 10K not later than the end of the
                                120 day period.

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


                            General Agency Operations
The Company's general agency subsidiaries are as follows:

Unifax Insurance Systems, Inc. ("Unifax") primarily sells and services business package insurance policies. In addition, it also sells and services commercial liability, commercial property, commercial automobile and workers' compensation insurance policies. Its workers' compensation policies are sold in California and Arizona for a non-affiliated insurer. Its commercial automobile policies are sold in California for a non-affiliated insurer. In February 1997 management decided to discontinue writing new policies in the Unifax commercial automobile program, and will only service and renew existing policies after that date. All other policies are sold and serviced by Unifax in California, Arizona, Nevada, Oregon, and Washington for Crusader Insurance Company ("Crusader"), a wholly owned subsidiary of Unico.

Bedford Insurance Services, Inc. ("Bedford") sells and services daily automobile rental policies in most states for a non-affiliated insurer.

National Coverage Corporation ("NCC") renewed and serviced commercial and personal automobile policies in California for a non-affiliated insurer. This program was terminated in August 1996, and the corporation is now inactive.

As general agents, these subsidiaries market, rate, underwrite, inspect and issue policies, bill and collect insurance premiums, and maintain accounting and statistical data. Unifax is the exclusive general agent for Crusader. Unifax and Bedford are non-exclusive general agents for non-affiliated insurance companies. The Company's marketing is conducted through advertising to independent insurance agents and brokers. For its services, the general agent receives a commission (based on the premium written) from the insurance company, and in some cases, a service fee from the customer. These subsidiaries all hold licenses issued by the California Department of Insurance and other states where applicable.

                       Insurance Claim Adjusting Operation

The Company's subsidiary, U.S. Risk Managers, Inc. ("U.S. Risk"), provides insurance claim adjusting services to the non-affiliated property and casualty insurance company that Bedford represents as a general agent. This service consists of receiving, reserving, adjusting, paying and accounting for insurance claims. U.S. Risk engages independent field examiners for all work performed outside the Company's office. For its services, U.S. Risk receives a percentage of the premium written by the general agent. U.S. Risk operates under a license issued by the California Department of Insurance and other states where applicable. All claim adjusting services for Crusader policies are administered by Crusader. Crusader engages independent field examiners for all work performed outside the Company's office.

                       Insurance Premium Finance Operation

American Acceptance Corporation ("AAC") is a licensed insurance premium finance company which provides insurance purchasers with the ability to pay their insurance premiums on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company. The premium finance company provides premium financing to Crusader and a non-affiliated insurer on commercial auto policies produced by Unifax.

                      Health and Life Insurance Operations

The Company's subsidiaries National Insurance Brokers, Inc. ("NIB") and American Insurance Brokers, Inc. ("AIB"), market medical, dental, life, and accidental death and dismemberment insurance through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For its services, these subsidiaries receive a commission from the insurance company. Most of the business is produced through independent insurance agents and brokers who receive a commission from NIB or AIB. NIB and AIB hold licenses issued by the California Department of Insurance. All business is currently written in the State of California.

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

                          Insurance Company Operation

General
The insurance company operations are conducted through Crusader, which as of December 31, 1996, is licensed as an admitted insurance carrier in the states of California, Arizona, Nevada, Oregon and Washington. Crusader is a multiple line property and casualty insurance company which began transacting business on January 1, 1985. As of December 31, 1996, it was primarily writing business package policies in all the states in which it is licensed. Crusader also writes commercial property and commercial liability policies in those states. Its business is sold through Unifax Insurance Systems, Inc., its sister corporation. Unifax has substantial experience with these classes of business. Crusader is licensed in all property and casualty and disability lines by the California Department of Insurance.

Reinsurance
A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the Company from primary liability under its policies, and if the reinsurer fails to meet the obligations, the Company must nonetheless pay its policy obligations. Crusader has reinsurance agreements with National Reinsurance Corporation, a California admitted reinsurance company. National Reinsurance Corporation was acquired by General Reinsurance Corporation in 1996. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses which may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various California admitted reinsurance companies.

The aggregate amount of insurance premiums ceded to the reinsurers for the nine month period ended December 31, 1996, and fiscal year ended March 31, 1996, was $3,307,085 and $6,077,403 respectively.

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

Unpaid Losses and Loss Adjustment Expenses
Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Historical data includes 12 years that Crusader has been in operation and the data from its general agent developed with other insurance companies prior to 1985. Since the ultimate liability of Crusader may be greater or less than estimated reserves, all reserves are constantly monitored and adjusted when appropriate. Reserves for loss adjustment expenses are estimated to cover the direct costs associated with specific claims as well as an estimate of administrative costs.

The process of establishing loss reserves involves significant judgmental factors. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1987 through 1996. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date, including the estimated losses that had been incurred but not reported to the Company. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

The table reflects deficiencies in Crusader's loss and loss adjustment expense reserves in 1987 and redundancies thereafter. In January 1988, the Company began a file-by-file revaluation of all open claims and a revaluation of the estimated liability for incurred but not reported claims ("IBNR") to insure that its reserves were adequate. Reserves on casualty claims were reestimated on a combination of both the estimated liability and the potential exposure. In addition, minimum reserves on bodily injury claims were substantially increased. The minimum reserves are the reserves set up after coverage is confirmed on a reported claim but before the information is received to adequately estimate the loss. The minimum reserves are based on the average of all bodily injury claims incurred. Furthermore, procedures were instituted to ensure that loss adjustment expense reserves were adequate. This revaluation of fiscal 1985 through fiscal 1987 open claims was completed in September 1988 and resulted in significant adjustments to the loss and loss adjustment expense reserves.

The redundancies in reserves from fiscal 1988 to the present are due to Crusader's loss reserving practices used in determining its IBNR. Although redundancies have been reported since fiscal 1988, there is no assurance that they will continue and the Company believes a change in the way it computes IBNR is not warranted. Crusader is a relatively small insurance company with 12 years of its own statistical experience. The Crusader is constantly changing its product mix and exposures, including the types of businesses insured within its business package program as well as its lines of business. In addition, it is regularly expanding its territories both inside and outside of California and is growing in premium volume. Considering the uncertainties from this changing environment as well as its limited internal data and history, the Company recognizes the difficulties in developing its own unique IBNR statistics; therefore, it incorporates industry standards and averages into its estimates. When Crusader establishes its IBNR reserves, although conservative, it is still well below industry average and the Company believes that it is properly stated. When subsequent development justifies changes in IBNR, the Company acts accordingly.

When evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts of prior periods; therefore, the cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

                           CRUSADER INSURANCE COMPANY

           ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT




                                                                                  Fiscal Year Ended March 31,

                            -------------------------------------------------------------------------------------------------------
                                 1987          1988          1989           1990          1991          1992          1993
                                 ----          ----          ----           ----          ----          ----          ----

Reserve for Unpaid
Losses & Loss Adjustment
Expenses                        $7,510,784   $16,574,249    $23,511,133   $23,601,435   $22,918,442   $21,249,902  $20,824,039

Paid Cumulative as of
1 Year Later                     3,558,709     6,924,260     6,326,868      6,204,559     6,425,329     6,368,554    8,904,427
2 Years Later                    7,153,804    10,927,698    10,726,038     10,357,708    10,946,318     9,583,885   10,824,024
3 Years Later                    9,270,812    13,313,849    13,652,062     12,935,827    12,409,499    11,814,445   13,178,262
4 Years Later                   10,154,854    14,639,530    15,121,985     13,561,987    12,951,511    12,667,989   14,462,911
5 Years Later                   10,695,504    15,163,791    15,316,299     13,768,277    13,357,941    13,093,970
6 Years Later                   10,797,045    15,218,575    15,385,519     13,866,654    13,459,123
7 Years Later                   10,817,288    15,382,717    15,416,138     13,923,206
8 Years Later                   10,856,723    15,381,552    15,450,239
9 Years Later                   10,853,741    15,398,385
10 Years Later                  10,870,574

Reserves reestimated as of
1 Year Later                    11,694,406    20,893,557    22,315,883     20,990,669    20,153,906    18,562,116   19,599,695
2 Years Later                   13,462,872    19,583,939    20,165,458     18,566,956    17,136,498    15,021,149   15,742,478
3 Years Later                   12,703,847    17,807,451    18,348,965     15,846,416    14,788,046    13,802,009   15,463,566
4 Years Later                   11,863,127    16,729,893    16,385,905     14,631,554    13,961,555    13,620,235   16,174,111
5 Years Later                   11,414,661    15,738,815    15,782,294     14,115,281    13,833,745    13,790,786
6 Years Later                   10,945,435    15,491,674    15,511,081     14,063,578    13,754,304
7 Years Later                   10,887,766    15,419,031    15,471,448     14,063,080
8 Years Later                   10,874,035    15,395,735    15,486,955
9 Years Later                   10,861,331    15,417,748
10 Years Later                  10,879,397
Cumulative
Redundancy
(Deficiency)                  ($3,368,613)    $1,156,501    $8,024,178     $9,538,355    $9,164,138    $7,459,116   $4,649,928
                              ============    ==========    ==========     ==========    ==========    ==========   ==========

Gross Liability for Unpaid Losses and Loss Adjustment Expenses                                                     $23,011,868

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses                                                      (2,187,829)
                                                                                                                   -----------

Net Liability for Unpaid Losses and Loss Adjustment Expenses                                                       $20,824,039
                                                                                                                    ==========


Gross Liability Reestimated                                                                                        $22,310,175

Ceded Liability Reestimated                                                                                         (6,136,064)

Net Liability Reestimated                                                                                          $16,174,111

Gross Reserve Redundancy (Deficiency)                                                                                 $701,693







                                               CRUSADER INSURANCE COMPANY

                               ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                                                                            Nine Months
                                                                        Fiscal Year Ended March 31,            Ended
                                                                 ------------------------------------------
                                                                     1994          1995          1996           1996
                                                                     ----          ----          ----           ----

Reserve for Unpaid
Losses & Loss Adjustment
Expenses                                                          $21,499,778   $27,633,304   $32,682,153    $37,111,846

Paid Cumulative as of
1 Year Later                                                        7,687,180     8,814,611     7,019,175
2 Years Later                                                      13,453,833    13,502,224
3 Years Later                                                      16,597,366
4 Years Later
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Reserves reestimated as of
1 Year Later                                                       20,912,743    25,666,251    31,232,388
2 Years Later                                                      20,289,699    24,984,032
3 Years Later                                                      21,217,766
4 Years Later
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later
Cumulative
Redundancy
(Deficiency)                                                         $282,012    $2,649,272    $1,449,765
                                                                     ========    ==========    ==========

Gross Liability for Unpaid Losses and Loss Adjustment Expenses    $26,294,199   $32,370,752   $37,006,458    $39,740,865

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses     (4,794,421)   (4,737,448)   (4,324,305)    (2,629,019)
                                                                  -----------   -----------   -----------    -----------

Net Liability for Unpaid Losses and Loss Adjustment Expenses      $21,499,778   $27,633,304   $32,682,153    $37,111,846
                                                                   ==========    ==========    ==========     ==========


Gross Liability Reestimated                                       $22,757,720   $28,392,668   $34,756,082

Ceded Liability Reestimated                                        (1,539,954)   (3,408,636)   (3,523,694)
                                                                  -----------    ----------   -----------

Net Liability Reestimated                                         $21,217,766   $24,984,032   $31,232,388
                                                                   ==========    ==========    ==========

Gross Reserve Redundancy (Deficiency)                              $3,536,479    $3,978,084    $2,250,376
                                                                    =========     =========     =========

The following table presents an analysis of losses and loss adjusting expenses and provides a reconciliation of beginning and ending reserves for losses and loss adjustment expenses net of reinsurance for the nine month period ended December 31, 1996 and fiscal years ended March 31, 1996 and 1995.


                                                CRUSADER INSURANCE COMPANY
                                              RECONCILIATION OF LOSS RESERVES


                                                                         Nine Months                  Fiscal Year
                                                                            Ended                        Ended
                                                                                         --------------------------------------
                                                                        December 31,         March 31,           March 31,
                                                                            1996                1996               1995

Reserve for unpaid losses and loss adjustment expenses at beginning
of year                                                                    $32,682,153         $27,633,304        $21,499,778
                                                                            ----------          ----------         ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                             16,251,499          19,276,602         18,057,338
   Increase (decrease) in provision for events of prior
     years                                                                  (1,449,765)          (1,967,053)        (587,038)
                                                                            ----------           ----------         --------
     Total losses and loss adjustment expenses                              14,801,734          17,309,549         17,470,300
                                                                            ----------          ----------         ----------

Payments
   Losses and loss adjustment expenses attributable to
     insured events of the current year                                      3,352,866           3,446,088          3,469,594
   Losses and loss adjustment expenses attributable to
     insured events of prior years                                           7,019,175           8,814,612          7,867,180
                                                                             ---------           ---------          ---------
     Total payments                                                         10,372,041          12,260,700         11,336,774
                                                                            ----------          ----------         ----------

   Reserve for unpaid losses and loss adjustment expenses
        at end of year - net of reinsurance                                $37,111,846         $32,682,153        $27,633,304
                                                                            ==========          ==========         ==========

Reconciliation of liability for losses and loss adjustment
expense reserves to Balance Sheet
   Reserve for unpaid losses and loss adjustment
      expenses at end of year - net of reinsurance                         $37,111,846         $32,682,153        $27,622,304
   Reinsurance recoverable on unpaid losses at end of
      year                                                                   2,629,019           4,324,305          4,737,448
                                                                           -----------         -----------        -----------
   Reserve for unpaid losses and loss adjustment
      expenses at end of year - gross of reinsurance                       $39,740,865         $37,006,458        $32,370,752
                                                                            ==========          ==========         ==========


Net Premium Written to Policyholders' Surplus Ratio
The following table shows, for the periods indicated, Crusader's statutory ratios of net premiums written to statutory policyholders' surplus. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader which establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that such ratio should generally be no greater than 3 to 1.

                                        Calendar                                   Fiscal Year
                                       Year Ended                                     Ended
                                      December 31,                                   March 31,
                                                       ---------------------------------------------------------------------
                                          1996               1996             1995              1994             1993
                                          ----               ----             ----              ----             ----

      Net Premiums Written                $36,652,776       $32,915,964      $30,785,970       $27,583,084      $16,894,276
      Policyholders' Surplus              $25,748,757       $22,721,183      $19,585,839       $17,313,744      $16,265,104

      Ratio                                  1.4 to 1          1.4 to 1         1.6 to 1          1.6 to 1         1.0 to 1



Regulation
The insurance company operation is subject to regulation by the California Department of Insurance ("the insurance department") and by the department of insurance of other states in which the Crusader is licensed. The insurance department has broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The last examination of Crusader by the insurance department covered the three years ended December 31, 1994, and was completed in November of 1995.

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

A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. The Company calculated its RBC requirement as of December 31, 1996 for its 1996 statutory annual statement and reported that its total adjusted surplus to policyholders was 335% of its authorized control level RBC.


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


Holding Company Act

Crusader is subject to regulation by the insurance department pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the insurance department may examine the affairs of Crusader at any time. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the insurance department. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediate preceding 12 months involving in the net aggregate, more than the lesser of one-half of 1 percent of Crusader's admitted assets or 5% of policyholders' surplus, as of the preceding December 31st. Effective January 1, 1997, the threshold for these transactions changed to a single measure, one-half of 1 percent of admitted assets as of the preceding December 31st and the aggregation calculations will no longer be a part of the determination as to whether a transaction is material or extraordinary. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31st or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the insurance department of any dividend after declaration, but prior to payment. The Company is in compliance with the Holding Company Act.


Rating

Crusader has been rated A- (Excellent) by A.M. Best Company since its initial rating in 1990.


                                   Investments

The investments of the Company are made by the Company's Chief Financial Officer under the supervision of an investment committee appointed by the Company's Board of Directors. The Company's investment guidelines are to maintain the Company's cash and invested assets in high-grade investments. The Company's fixed maturity obligations have maturities no greater than eight years and consist of U.S. treasury securities, high-grade industrial and municipal obligations, and certificates of deposit. In addition, all investments in municipal obligations are pre-refunded which are secured by U.S. treasury securities. The balance of the Company's investments are invested in high-grade short-term instruments consisting of bank money market accounts, certificates of deposit and commercial paper. These investments are either FDIC insured or are in an institution with a Moody's rating of P1 and/or Standard & Poor's rating of A1. All of the Company's investments are readily marketable and could be liquidated without any material financial impact.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:


                                                                       (Amounts in Thousands)
                                           As of December 31,                           As of March 31,
                                                                    ---------------------------------------------------------
                                                  1996                          1996                         1995
                                                  ----                          ----                         ----
                                         Amortized       Market       Amortized        Market        Amortized      Market
          Type of Security                 Cost          Value           Cost           Value          Cost          Value
          ----------------                 ----          -----           ----           -----          ----          -----

Certificates of deposit                   $    798       $    798       $ 1,111         $ 1,111        $ 1,111       $ 1,111
U.S. Treasury securities                    22,447         22,613        18,192          18,325          4,884         4,953
Industrial and miscellaneous
   taxable bonds                            13,106         13,440        10,655          11,015         12,954        12,941
State and municipal
    tax-exempt bonds                        39,634         40,258        38,127          38,437         41,759        41,434
                                            ------         ------        ------          ------         ------        ------
Total fixed maturity bonds                  75,985         77,109        68,085          68,888         60,708        60,439
Short term cash investments                  4,862          4,862         3,466           3,466          3,382         3,382
Equity investments                               -              -           995             998              -             -
                                        ----------     ----------      --------      ----------     ----------    ----------
Total investments                          $80,847        $81,971       $72,546         $73,352        $64,090       $63,821
                                            ======         ======        ======          ======         ======        ======

At December 31, 1996, the Company had a net unrealized gain on all investments of $1,124,248 before income taxes.


The maturity distributions of the Company's fixed maturity investments at December 31, 1996 and March 31, 1996 were as follows:


                             (Amounts in Thousands)
                                                              As of December 31, 1996              As of March 31, 1996
                                                              -----------------------              --------------------
                                                              Amortized          Market           Amortized         Market
        Fixed maturities due                                    Cost             Value              Cost             Value
                                                            ------------------------------------------------------------

        Within 1 Year                                         $  9,204          $  9,274          $  7,143        $  7,180
        Beyond 1 year but within 5 years                        46,501            47,052            37,149          37,499
        Beyond 5 years but within 10 years                      20,280            20,783            23,793          24,209
                                                                ------            ------            ------          ------
             Total                                             $75,985           $77,109           $68,085         $68,888
                                                                ======            ======            ======          ======


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


Insurance Claim Adjusting Operation

The insurance claim adjusting operation generates all its business from "in-house production" for a non-affiliated insurance company; thus, competition is not a major factor as long as U.S. Risk produces a quality product at a fair price. Its growth is dependent on the growth of the general agency operation which produces the business.


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


Health and Life Insurance Operations

Competition in the health and life insurance business is also intense. Approximately 90% of the Company's present health and life business is from the CIGNA HealthCare medical & dental plan programs. This percentage is up from approximately 87% in the prior year. The Company is continuing its efforts to diversify and offer a wider variety of products to its customers and believes that this effort will make it more competitive and should increase future revenues.


                                    Employees

On March 14, 1997, the Company employed 144 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.



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

Item 3.  Legal Proceedings


The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. The Company is required to resort to legal proceedings from time-to-time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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



Item 4.  Submission of Matters to a Vote of Security Holders


None.



                                                          PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) and dividends paid during the last two comparable twelve month periods are as follows:

                                      High               Low          Dividend
        Quarter Ended                Price             Price          Declared

        March 31, 1995               5 3/8              4 1/8
        June 30, 1995                5 3/8              4 1/8             $0.07
        September 30, 1995           6 1/8              5 1/8
        December 31, 1995            6 5/8              5 5/8

        March 31, 1996               7 1/8              6
        June 30, 1996                7 3/4              6 5/8             $0.07
        September 30, 1996           8 3/4              7 1/8
        December 31, 1996            11                 7 5/8


As of December 31, 1996, the approximate number of shareholders of record of the Company's common stock was 700. A substantial number of shares of the Company's stock is held in street name; therefore, the actual number of holders of the Company's common stock exceeds 700.

The Company has declared a cash dividend on its common stock annually since June 24, 1991 The Company's intention is to declare annual cash dividends subject to continued profitability and cash requirements. On March 4, 1997, the Company declared its latest annual cash dividend of $0.07 per common share payable on August 15, 1997, to shareholders of record on August 1, 1997.

From April 1, 1996 to December 31, 1996, the Company issued an aggregate of 114,651 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to an aggregate of four employees of the Company. Of these shares, an aggregate of 114,198 shares were issued in exchange for an aggregate of 43,674 shares of common stock and an aggregate of 453 shares were issued in exchange for an aggregate of $1,621.55 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4 (2) thereof as transactions not involving a public offering.



Item 6.  Selected Financial Data

                                       Nine Months                                  Fiscal Year
                                          Ended                                        Ended
                                      December 31,                                   March 31,
                                                      ------------------------------------------------------------------------
                                          1996             1996              1995              1994              1993
                                          ----             ----              ----              ----              ----

  Total revenues                          $34,884,657     $42,468,474       $39,444,223      $32,979,913        $24,784,994
  Total costs and expenses                 27,505,670      34,060,183        34,486,546       27,931,741         35,466,587
                                           ----------      ----------        ----------       ----------         ----------
  Income (loss) before taxes               $7,378,987      $8,408,291        $4,957,677       $5,048,172       $(10,681,593)
  Income (loss) after taxes                $5,174,510      $5,947,481        $3,792,179       $3,521,787        $(6,802,146)
  Income (loss) per share (1)                  $0.83            $0.97            $0.63             $0.58            $(1.17)
  Cash dividends per share                     $0.07            $0.07            $0.07             $0.07             $0.06
  Total assets                           $104,451,322     $95,817,377       $87,456,701      $76,999,203        $64,037,036
  Long term debt                             $730,426        $758,135          $750,824       $1,151,834         $1,961,520
  Stockholders' equity                    $37,355,419     $32,387,158       $26,147,827      $22,843,567        $19,708,720

(1) The calculation of earnings per share was based on the weighted average number of common shares outstanding and common stock equivalents.



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                                  of Operation

In December 1996, the Company changed its fiscal year from a year ending March 31 to a year ending December 31, effective December 31, 1996. As a result of this change, the Company's fiscal year ending December 31, 1996 consists of nine
(9) months. For that reason, included in the discussion of results of operations are many comparisons of the Company's new fiscal year ended December 31, 1996, which consists of nine (9) months, to the comparable nine month period of the prior year. The financial information for the nine month period ended December 31, 1995 included in this report for comparisons is unaudited.

                        Liquidity and Capital Resources:

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's losses and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding unrealized gains) at

December 31, 1996 were  $80,929,348 compared  to $72,700,991 at March 31,
1996, an 11% increase. Crusader's cash and investments amounted to $77,833,104 or 96% of the Company's total.

In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

As of December 31,  1996,  the Company had invested  $75,984,966  (at  amortized cost) or 94% of its investments in fixed maturity obligations. The balance of the Company's investments were in high-quality, short-term investments which included bank money market accounts, certificates of deposit and commercial paper. The Company had no investments in equity securities as of December 31, 1996, compared to $995,237 as of March 31, 1996. The Company's investments in fixed maturity obligations included $39,634,159 (52%) of tax-exempt pre-refunded state and municipal bonds, $22,447,391 (30%) of U.S. treasury securities, and $13,903,416 (18%) in high-quality industrial bonds and certificates of deposit. This compares to fixed maturity obligations in the prior fiscal year ended March 31, 1996 of $68,085,376 that included $38,126,835 (56%) of tax-exempt pre-refunded state and municipal bonds, $18,191,847 (27%) of U.S. treasury securities, and $11,766,694 (17%) in high-quality industrial bonds and certificates of deposit. The tax-exempt interest income earned (net of bond premium and discount amortization) during the nine months ended December 31, 1996, was $1,359,894 compared to $1,328,311 in the same period of the prior year. In the fiscal year ended March 31, 1996, tax exempt interest income earned totaled $1,738,799.

The Company's investment policy limits investments in any one company to no more than $1,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. Government or U.S. Government guaranteed issues. All of the Company's investments are high grade investment quality.

The Company's premium finance subsidiary, American Acceptance Corporation, has a bank line of credit of $4,000,000 with a variable rate of interest based on fluctuations in the London Interbank Offered Rate ("LIBOR"). At the Company's request, this line of credit was decreased from $6,000,000 to $4,000,000 in September 1996. This credit line is only used to provide American Acceptance Corporation with funds to finance insurance premiums. Although premium notes receivable increased $78,725 to $5,751,709 in the nine months ended December 31, 1996, the bank note payable has been paid down by $1,250,000 during that period from cash generated from operations.

The maximum and average bank note payable and weighted average interest rate are as follows:

                                               Nine Months          Fiscal Year
                                                  Ended                Ended
                                               December 31,           March 31,
                                                   1996                 1996

        Maximum bank note payable              $2,000,001           $3,975,001
        Average bank note payable              $1,387,038           $3,388,334
        Weighted average interest rate               7.2%                 7.7%

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,642,932, statutory deposits of $725,000, and dividend restriction between Crusader and Unico (as discussed under "Insurance Company Operation - Holding Company Act") plus the cash to be generated from operations, should be sufficient to meet its operating requirements (excluding AAC's credit line discussed above) during the next twelve months without the necessity of borrowing funds.

Crusader's statutory capital and surplus as of December 31, 1996, was $25,748,757, an increase of $3,027,574 from the surplus balance at March 31, 1996, of $22,721,183.

There are no material commitments for capital expenditures as of the date of this report.

                              Results of Operation:

General

The Company had net income after taxes of $5,174,510 for the nine months ended December 31, 1996, an increase of 21% when compared to $4,272,664 in the same period of the prior year. For the fiscal year ended March 31, 1996, the Company had net income after taxes of $5,947,481 compared to $3,792,179 in the prior fiscal year. Total revenue for the nine months ended December 31, 1996 was $34,884,657 compared to $31,472,859 in the same period of the prior year. For the fiscal year ended March 31, 1996, total revenue was $42,468,474 compared to $39,444,223 in the prior fiscal year.

For the nine months ended December 31, 1996, income before taxes increased by $1,367,786 (23%) and net income increased by $901,846 (21%) compared to the same period of the prior year. The increase in net income was primarily due to an increase of $378,236 (9%) in the pre-tax underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader, an increase in investment income of $369,637 (13%) (excluding realized gains), a decrease in other operating expenses of $383,821 (16%), and an increase in gross commissions and fees of $177,172 (4%).

For the fiscal year ended March 31, 1996, income before taxes increased by $3,450,614 (70%) and net income increased by $2,155,302 (57%) compared to the prior fiscal year. The increase in net income was primarily due to an increase of $2,175,220 in the pre-tax underwriting profit from Crusader, an increase in investment income of $545,783 (16%) (excluding realized gains), a decrease in other operating expenses of $451,145 (12%), and an increase in gross commissions and fees of $192,311 (3%).

The effect of inflation on the net income of the Company during the nine months ended December 31, 1996, was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation

Premium and loss information of Crusader are as follows:

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----

Gross written premium                             $31,847,113         $28,052,755        $37,631,357        $39,039,549
Net written premium                               $28,145,347         $24,695,801        $33,193,911        $30,424,864
Earned premium before reinsurance                 $29,373,374         $28,260,638        $37,554,830        $38,466,825
Earned premium net of reinsurance                 $26,066,289         $23,263,600        $31,477,427        $29,208,290
Losses and loss adjustment
   expenses                                       $14,801,734         $12,910,188        $17,309,549        $17,470,300
Unpaid losses and loss adjustment
   expenses                                       $39,740,865         $36,696,882        $37,006,458        $32,370,752

Gross written premium increased by $3,794,358 (14%) in the nine months ended December 31, 1996, compared to the same period of the prior year. The increase in gross written premium was attributable to a 9% increase to $24,983,270 in the Company's premium written in California and a 33% increase to $6,863,843, in premiums written outside of California. The Company's Commercial Package premium increased $2,492,080 (9%) while all other lines increased $1,302,278 from $127,056 in the same period of the prior year. Gross written premium decreased $1,408,192 (4%) in the fiscal year ended March 31, 1996 compared to the prior fiscal year. The decrease was primarily the result of a reduction in the Company's Other Liability written premium which decreased $4,679,191 when compared to the prior fiscal year. This decrease was attributable to Crusader's decision to intentionally reduce its Other Liability line in a effort to improve the utilization of its surplus. This premium decrease was partially offset by an increase of $3,304,242 (10%) in the Company's Commercial Package premium. For the fiscal year ended March 31, 1996, the Commercial Package premium accounted for 98% of the Company's total written premium. The increase in the Commercial Package premium was primarily attributable to a $2,318,626 (46%) increase in premiums written outside of California which includes the states of Arizona, Nevada, Oregon and Washington. Gross premiums written in California increased 977,207 (3%) to $29,619,604.

Crusader's net earned premium was $26,066,289, an increase of $2,802,689 (12%) in the nine months ended December 31, 1996, compared to the same period of the prior year. The increase in net earned premium was primarily the result of an increase of $1,112,736 (4%) in earned premium before reinsurance and a decrease in earned premium ceded. The percentage of earned ceded premium to premium earned was 11% for the nine months ended December 31, 1996, and 18% for the same period of the prior year. For fiscal year end March 31, 1996, Crusader's net earned premium was $31,477,427, an increase of $2,269,137 (8%) when compared to the prior fiscal year. Although earned premium before reinsurance decreased by $911,995, the increase in net earned premium was primarily the result of a decrease in earned ceded premium. The percentage of earned premium ceded to premium earned for the fiscal year ended March 31, 1996, was 16% compared to 24% for the prior fiscal year. The decrease in earned ceded premium from March 31, 1995, through December 31, 1996, was primarily attributable to a reduction in Crusader's Other Liability line of business which cedes a higher percentage of premium than its other lines, to reduced reinsurance cost related to an increase in loss retention from $100,000 to $150,000 on April 1, 1995, and to other rate decreases due to the Company's favorable loss experience with its reinsurers and competition in the reinsurance marketplace.

The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for incurred but not reported losses) to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned (the "expense ratio"). The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with generally accepted accounting principles. Generally, if the combined ratio is below 100% an insurance company has an underwriting profit; if it is above 100% a company has an underwriting loss.

                      Nine Months Ended                   Fiscal Year Ended
                        December 31,                           March 31,
                        ------------                           ---------
                  1996              1995               1996             1995
                  ----              ----               ----             ----
Loss ratio       56.8%              55.5%              55.0%            59.8%
Expense ratio    26.4%              27.3%              27.2%            28.5%
                 ----               ----               ----             ----
Combined ratio   83.2%              82.8%              82.2%            88.3%
                 ====               ====               ====             ====


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

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission and a claim administration fee from a non-affiliated insurance company based on premium written. Commission and fee income from the daily automobile rental insurance program are as follows:

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----
Daily auto rental program
  commission and claim
  administration fee                                $591,124           $665,484           $871,841            $756,162

Revenues during the nine months ended December 31, 1996, were $591,124 a decrease of $74,360 (11%) compared to the same period of the prior year. Revenue for the fiscal year ended March 31, 1996, increased 15% compared to the prior fiscal year.

The daily automobile rental insurance program experienced a decrease in commission and fee income in the current nine month period due to increased price competition which resulted in fewer policy renewals. To avoid underwriting losses for the non-affiliated insurance company which Bedford represents, it continues to produce business only at rates which it believes to be adequate. The Company cannot determine how long this "soft market" condition will continue. The increase in revenues in the fiscal year ended March 31, 1996 compared to the prior fiscal year was primarily attributed to an increase in the number of new policies written.


Commercial and Personal Automobile Insurance Program

Unifax produces commercial auto policies in California for a non-affiliated insurer and received a commission from them based on premium written. In February 1997, management decided to discontinue writing new policies in the Unifax commercial automobile program, and will only service and renew existing policies after that date. NCC renewed and serviced existing commercial and personal automobile policies in California for a non-affiliated insurer until August 31, 1996 when the NCC program was discontinued. NCC received a commission and claim administration fee from the non-affiliated insurance company based on premium written. All commission and fee income due NCC is included in the table below. Unifax and NCC also received a service fee from the policyholder.

Commercial  and  personal  auto  program  commission,   service  fee  and  claim
administration income are as follows:

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----

Commercial and personal auto
  program commission, service fee
  and claim administration income                   $165,445           $128,457           $183,519            $257,775

Revenue for the nine months ended December 31, 1996, increased $36,988 (29%) compared to the same period of the prior year. Revenue for the fiscal year ended March 31, 1996, decreased $74,256 (29%) compared to the prior fiscal year.

Unifax commission and fee income on this program was $151,114 in the nine months ended December 31, 1996, compared to $115,140 in the same period of the prior year. Commission and fee income was $166,189 in the fiscal year ended March 31, 1996, compared to $233,267 in the prior fiscal year. NCC commission and fee income was $14,331 in the nine months ended December 31, 1996, compared to $13,317 in the same period of the prior year. Commission and fee income was $17,330 in the fiscal year ended March 31, 1996, compared to $23,849 in the prior fiscal year.

Health and Life Insurance Program

Commission income from the health and life insurance sales of NIB and AIB is as follows:

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----

Commission income                                  $1,786,012         $1,893,605         $2,539,802          $2,467,003

NIB and AIB market health and life insurance through non-affiliated insurance companies for individuals and groups. Approximately 90% of the health and life commission income in the nine months ended December 31, 1996 was from the CIGNA HealthCare medical and dental plan programs compared to approximately 87% in the same period of the prior year. Revenues for the nine months ended December 31, 1996 were $1,786,012, a decrease of $107,593 (6%) compared to the same period of the prior year. Revenues for the fiscal year ended March 31, 1996 increased 3% compared to the prior fiscal year.

Group health and life insurance programs
Regulations on California health care medical providers to small business of 5 to 50 employees became effective on July 1, 1993 (AB 1672). In July, 1995, small businesses with as few as 3 employees became affected by these regulations. These regulations, among other things, created an alliance of health insurance companies called the Health Insurance Plan of California ("HIPC"). There are currently 20 insurance companies in the alliance. The premiums charged by the insurance companies in the alliance were approved by the State of California and are very competitive. To meet this competition, insurance companies marketing programs outside of HIPC are forced to lower their rates to small groups. The impact of these regulations on the Company was and will continue to be, lower revenues from reduced sales on its small business group programs. Because of the intense competition among carriers for small groups, many carriers have an incentive program to increase business. These incentives are based on business written and retained for a minimum of one year. The incentive program for the Company began in October 1994. In the fiscal year ended March 31, 1996, $31,575 was earned on this incentive program. In the nine months ended December 31, 1996, $2,310 was earned. Future incentive, if any, cannot yet be determined. In addition, in July 1996, CIGNA revised its rates. Some rates were increased which resulted in loss of business, others were decreased to retain existing business. The decrease in health and life insurance commission income for the nine months ended December 31, 1996 compared to the same period of the prior year was primarily from the effect of these CIGNA rate revisions.

Individual medical and dental programs
Individual medical programs are not affected by AB 1672 and all of the Company's major insurance carriers provide the Company with individual medical insurance programs. Commission income from the individual medical program continue to increase due to aggressive marketing and the quality of the Company's customer service. However, the increases in commission income on the individual programs, which generally have lower premiums than group programs, were not enough to offset the loss of commission income from the group program in the nine months ended December 31, 1996 compared to the same period of the prior year. The increase in commission income in the fiscal year ended March 31, 1996 compared to the prior fiscal year was primarily due to an increase in sales of policies covering individual and family members. This increase in sales was primarily attributable to rate reductions in March 1995 and July 1995 which made the products more competitive, and the addition of the CIGNA Dental Health program which began in July 1995.


Workers' Compensation Program

Unifax produces workers' compensation policies in California and Arizona for a non-affiliated insurer and receives a commission from them based on premium written.

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----
Workers' compensation commission                    $66,584             $7,598             $15,192                -

Association Operation

Membership and fee income from the Association program of AAQHC is as follows:

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----

Membership and fee income                           $250,267           $201,531           $277,754            $222,271

Membership and fee income in the nine months ended December 31, 1996, increased $48,737 (24%) compared to the same period of the prior year. Membership income increased 25% in the fiscal year ended March 31, 1996 compared to the prior fiscal year. These increases are attributable to an increase in individual and family members in the Association.


Premium Finance Program

Premium finance charges and late fees earned from financing policies are as follows:

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                     1996                1995               1996                1995
                                                     ----                ----               ----                ----

Premium finance charges and late
   fees earned                                        $898,171            $986,225         $1,279,850          $1,306,953
New loans                                                7,045               7,182              10,212             10,523

American Acceptance Corporation, the Company's insurance premium finance subsidiary, provides premium financing to Crusader and a non-affiliated insurer on commercial auto policies produced by Unifax. In February 1997, the commercial auto program with the non-affiliated insurer was discontinued. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service to finance those policies.

Premium finance charges and late fees earned on loans decreased $88,054 (9%) in the nine months ended December 31, 1996 compared to the same period of the prior year. For the fiscal year ended March 31, 1996, premium finance charges and late fees earned on loans decreased $27,103 (2%) compared to the prior fiscal year. The number of AAC loans decreased in the current nine month period and the prior fiscal year compared to the same periods of the prior year primarily due to increased competition from other premium finance companies.


Service Fee Income

Unifax  sells and services  insurance  policies  for  Crusader.  The service fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

Service fee income from Unifax is as follows:

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----

Service fee income                                   $1,629,015          $1,414,569         $1,891,405         $1,884,041
Policies written                                         14,221              12,751             16,881             17,830


Service fee income is primarily related to the number of policies written by Unifax.

Investment Income

Investment income consists of interest, dividends and net realized investment gain as follows:

                                                         Nine Months Ended                     Fiscal Year Ended
                                                           December 31,                            March 31,
                                                           ------------                            ---------
                                                        1996                1995               1996               1995
                                                        ----                ----               ----               ----
Interest and dividend income
   Insurance company operations                      $3,115,110          $2,750,935         $3,708,891         $3,181,791
   Other operations                                     117,774             112,312            154,842            136,159
                                                     ----------          ----------         ----------         ----------
     Total interest and dividends
         on investments                               3,232,884           2,863,247          3,863,733          3,317,950
Net realized investment gains                           190,491              36,201             55,743              7,552
                                                     ----------         -----------        -----------       ------------
     Total investment income                         $3,423,375          $2,899,448         $3,919,476         $3,325,502
                                                      =========           =========          =========          =========

Investment interest and dividends earned (excluding net realized gains) increased approximately 13% in the nine months ended December 31, 1996, compared to the same period of the prior year. This increase was primarily due to an increase in invested assets (at amortized value) of $10,330,317 (15%) at December 31, 1996 compared to December 31, 1995. The Company's investments at December 31, 1996 are comprised of $39,634,159 (49%) of tax exempt investments (at amortized value) and $41,212,552 (51%) of taxable investments.

For the fiscal year ended March 31, 1996, investment interest and dividends earned (excluding net realized gains) increased approximately 16% compared to the prior fiscal year. This increase was primarily due to an increase in invested assets (at amortized value) of $8,457,083 (13%) and, to a lesser extent, to the mix of taxable and tax-exempt securities in the portfolio. Tax-exempt investments decreased from $41,758,522 (65% of total investments) at March 31, 1995 to $38,126,835 (53% of total investments) at March 31, 1996. Tax-exempt securities carry a lower pre-tax yield than equivalent rated taxable securities.

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

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----

Policy acquisition costs                           $6,887,173         $6,354,266         $8,569,395          $8,314,727
Ratio to net earned premium                               26%                27%                27%                 28%

Salaries and Employee Benefits increased $78,677 (3%) for the nine months ended December 31, 1996 compared to the same period of the prior year. Salaries and employee benefits decreased $40,214 (1%) during the fiscal year ended March 31, 1996 compared to the prior fiscal year.

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----

Salaries and employee benefits                     $2,850,985         $2,772,308         $3,684,989          $3,725,203


Commissions to Agents/Brokers (not including commissions on Crusader policies which are reflected in policy acquisition costs) are generally related to gross commission income. Commissions to agents and brokers decreased 75,297 (7%) for the nine months ended December 31, 1996 compared to the same period of the prior year. This decrease was primarily related to the 6% decrease in health and life insurance commission income. During the fiscal year ended March 31, 1996, commission expense decreased $28,921 (2%) compared to the prior fiscal year.

                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----

Commissions to agents/brokers                       $946,791          $1,022,088         $1,328,672          $1,357,593


Other Operating Expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. Other operating expenses decreased $383,821 (16%) during the nine months ended December 31, 1996, compared to the same period of the prior year. This decrease was primarily due to a decrease in interest expense of $166,893 as a result of the reduction in the Company's bank note payable.

Other operating expenses decreased $451,145 (12%) during the fiscal year ended March 31, 1996, compared to the prior fiscal year. This decrease was primarily due to a decrease in interest expense of $353,424 as a result of the reduction in the Company's bank note payable and related party note payable.


                                                         Nine Months Ended                      Fiscal Year Ended
                                                           December 31,                             March 31,
                                                           ------------                             ---------
                                                      1996               1995               1996                1995
                                                      ----               ----               ----                ----

Other operating expenses                           $2,018,987         $2,402,808         $3,167,578          $3,618,723


Forward Looking Statements

Certain statements contained herein that are not historical facts are forward looking. These statements involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include those described under Item 1 - Business - "Competition", premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, the Company's ability to introduce new profitable products and the Company's ability to expand geographically.

Item 8.  Financial Statements and Supplementary Data


                                                         INDEX TO
                                             CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                  Page
                                                                                                                 Number

Independent Auditors' Report                                                                                       22

Consolidated Balance Sheets as of December 31, 1996, and March 31, 1996                                            23

Consolidated Statements of Operations for the nine months ended                                                    24
        December 31, 1996, and 1995, and the fiscal years ended March 31, 1996, and 1995

Consolidated Statements of Changes in  Stockholders'  Equity for the nine months ended 25 December 31, 1996 and the fiscal years ended March 31, 1996 and
        1995

Consolidated Statements of Cash Flows for the nine months ended                                                    26
        December 31, 1996 and the fiscal years ended March 31, 1996 and 1995

Notes to Consolidated Financial Statements                                                                         27

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Unico American Corporation


We have audited the accompanying consolidated balance sheets of Unico American Corporation and its subsidiaries as of December 31, 1996 and March 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended December 31, 1996 and each of the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico American Corporation and its subsidiaries as of December 31, 1996 and March 31, 1996, and the consolidated results of operations and cash flows for the nine months ended December 31, 1996 and each of the years ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.





GETZ, KRYCLER & JAKUBOVITS

Sherman Oaks, California

March 20, 1997

                                                UNICO AMERICAN CORPORATION
                                                     AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,        March 31,
                                                                                             1996               1996
                                                          ASSETS
Investments
   Available for sale:
     Fixed maturities, at market value (amortized cost:  December 31,
       1996  $75,984,966; March 31, 1996  $68,085,376)                                       $77,109,214       $68,888,277
     Equity securities at market ( cost: December 31, 1996 ,
       $0; March 31, 1996  $995,237)                                                                   -           998,075
   Short-term investments, at cost                                                             4,861,745         3,466,032
                                                                                             -----------       -----------
      Total Investments                                                                       81,970,959        73,352,384
Cash                                                                                              82,637           154,346
Accrued investment income                                                                      1,443,551         1,261,049
Premiums and notes receivable, net                                                             8,898,839         8,141,243
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                      452,943           212,368
   Unpaid losses and loss adjustment expenses                                                  2,629,019         4,324,305
Prepaid reinsurance premiums                                                                   1,647,806         1,363,624
Deferred policy acquisition costs                                                              4,953,085         4,333,708
Property and equipment (net of accumulated depreciation)                                         229,972           278,618
Deferred income taxes                                                                          1,503,655         1,523,778
Other assets                                                                                     638,856           871,954
                                                                                             -----------        ----------
        Total Assets                                                                        $104,451,322       $95,817,377
                                                                                             -----------        ----------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses                                                   $39,740,865       $37,006,458
Unearned premiums                                                                             22,120,241        19,646,502
Advance premiums                                                                               1,358,671         1,588,628
Funds held as security for performance                                                           730,426           758,135
Accrued expenses and other liabilities                                                         2,395,699         2,332,398
Income taxes payable                                                                                   -            98,097
Note payable - bank                                                                              750,001         2,000,001
                                                                                              ----------        ----------
        Total Liabilities                                                                    $67,095,903       $63,430,219
                                                                                              ----------        ----------

STOCKHOLDERS'  EQUITY
Common stock,  no par - authorized  10,000,000  shares,  issued and  outstanding shares 6,028,781 at December 31, 1996 and 5,957,738
   at March 31, 1996                                                                          $2,836,422        $2,834,801
Net unrealized investment gains                                                                  742,004           531,787
Retained earnings                                                                             33,776,993        29,020,570
                                                                                              ----------        ----------
        Total Stockholders' Equity                                                           $37,355,419       $32,387,158
                                                                                              ----------        ----------

Total Liabilities and Stockholders' Equity                                                  $104,451,322       $95,817,377
                                                                                             ===========        ==========





                 See accompanying notes to consolidated financial statements.

                                                UNICO AMERICAN CORPORATION
                                                     AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Nine Months Ended                  Fiscal Year Ended

                                                                  December 31                         March 31
                                                                  -----------                         --------

                                                             1996             1995              1996             1995
                                                             ----             ----              ----             ----
                                                                           (Unaudited)
REVENUES
Insurance Company Revenues
   Premium earned                                          $29,373,374        $28,260,638     $37,554,830       $38,466,825
   Premium ceded                                             3,307,085          4,997,038       6,077,403         9,258,535
                                                          ------------        -----------       ---------       -----------
     Net premium earned                                     26,066,289         23,263,600      31,477,427        29,208,290
   Net investment income                                     3,115,110          2,750,935       3,708,891         3,181,791
   Net realized investment gains                               190,491             36,201          55,743             7,552
   Other income (expense)                                          185                773             803           (14,286)
                                                       ---------------    ---------------  --------------      ------------
        Total Insurance Company Revenues                    29,372,075         26,051,509      35,242,864        32,383,347

Other Revenues from Insurance Operations
     Gross commissions and fees                              4,488,601          4,311,429       5,779,769         5,587,458
     Investment income                                         117,774            112,312         154,842           136,159
     Finance charges and late fees earned                      898,171            986,225       1,279,850         1,306,953
     Other income                                                8,036             11,384          11,149            30,306
                                                         -------------      -------------   -------------     -------------
          Total Revenues                                    34,884,657         31,472,859      42,468,474        39,444,223
                                                            ----------         ----------      ----------        ----------

EXPENSES
Losses & loss adjustment expenses                           14,801,734         12,910,188      17,309,549        17,470,300
Policy acquisition costs                                     6,887,173          6,354,266       8,569,395         8,314,727
Salaries and employee benefits                               2,850,985          2,772,308       3,684,989         3,725,203
Commissions to agents/brokers                                  946,791          1,022,088       1,328,672         1,357,593
Other operating expenses                                     2,018,987          2,402,808       3,167,578         3,618,723
                                                           -----------        -----------     -----------       -----------
         Total Expenses                                     27,505,670         25,461,658      34,060,183        34,486,546
                                                            ----------         ----------      ----------        ----------

Income Before Taxes                                          7,378,987          6,011,201       8,408,291         4,957,677

Income Tax Provision                                         2,204,477          1,738,537       2,460,810         1,165,498
                                                             ---------       ------------       ---------         ---------

Net Income                                                  $5,174,510         $4,272,664      $5,947,481        $3,792,179
                                                             =========          =========       =========         =========


PER SHARE DATA:
Weighted Average Shares Outstanding                          6,250,930          6,132,356       6,150,250         6,061,738
Earnings Per Share                                                $0.83            $0.70             $0.97            $0.63








           See accompanying notes to consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND
                   FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

                                                                           Unrealized
                                                Common Shares              Investment
                                       ---------------------------------
                                         Issued and                          Gains &          Retained
                                         Outstanding        Amount          (Losses)          Earnings           Total

Balance - March 31, 1994                   5,946,603       $2,799,801         $(71,365)       $20,115,131       $22,843,567

Shares issued for exercise of
   stock options                              10,000           35,000                -                  -            35,000
Shares rescinded, canceled or
   adjusted                                    1,042                -                -                  -                 -
Cash dividend paid ($0.07
   per share)                                      -                -                -           (417,186)         (417,186)
Cumulative effect of change
   in accounting for fixed
   maturities, net of deferred
   income tax                                      -                -         (177,098)                 -          (177,098)
Change in market value of
   investments, net of deferred
   income tax                                      -                -           71,365                  -            71,365
Net income                                           -                -              -          3,792,179         3,792,179
                                       ---------------  ---------------   ------------        -----------       -----------
Balance - March 31, 1995                   5,957,645        2,834,801         (177,098)        23,490,124        26,147,827

Shares rescinded, canceled or
   adjusted                                       93                -                -                  -                 -
Cash dividend paid ($0.07
   per share)                                      -                -                -           (417,035)         (417,035)
Change in market value of
   investments, net of deferred
   income tax                                      -                -          708,885                  -           708,885
Net income                                           -                -              -          5,947,481         5,947,481
                                       ---------------  ---------------   ------------        -----------       -----------
Balance - March 31, 1996                   5,957,738        2,834,801          531,787         29,020,570        32,387,158

Shares issued for exercise of
   stock option                               71,043            1,621                -                  -             1,621
Cash dividend paid ($0.07
   per share)                                      -                -                -           (418,087)         (418,087)
Change in market value of
   investments, net of deferred
   income tax                                      -                -          210,217                  -           210,217
Net income                                           -                -              -          5,174,510         5,174,510
                                       ---------------  ---------------   ------------         ----------       -----------
Balance - December 31, 1996                6,028,781       $2,836,422         $742,004        $33,776,993       $37,355,419
                                           =========        =========          =======         ==========        ==========





          See accompanying notes to consolidated financial statements.

                                                UNICO AMERICAN CORPORATION
                                                     AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months       Fiscal Year       Fiscal Year
                                                                            Ended             Ended             Ended
                                                                         December 31,       March 31,         March 31,
                                                                             1996              1996              1995

Cash flows from operating activities:
Net Income                                                                  $5,174,510        $5,947,481       $3,792,179
Adjustments to reconcile net income to net cash from
  operations
     Depreciation & amortization                                                83,488           142,306          128,210
     Bond amortization, net                                                    431,502           577,481          705,176
     Net realized (gain) on sale of securities                                (190,491)          (55,743)          (7,552)
Changes in assets and liabilities
     Premium, notes & investment income receivable                            (940,098)           27,833         (207,664)
     Reinsurance recoverable                                                 1,454,711           256,948           87,251
     Prepaid reinsurance premiums                                             (284,182)        1,420,808          443,404
     Deferred policy acquisitions costs                                       (619,377)         (219,772)        (191,372)
     Other assets                                                              232,479          (477,399)          80,012
     Reserve for unpaid losses & loss adjustment expenses                    2,734,407         4,635,706        6,076,553
     Unearned premium reserve                                                2,473,739            76,527          746,480
     Funds held as security & advanced premiums                               (257,666)          (56,438)          38,559
     Accrued expenses & other liabilities                                       63,301           157,839          451,261
     Income taxes current/deferred                                            (185,648)         (496,174)        (296,425)
                                                                           -----------       -----------      -----------
          Net Cash Provided from Operations                                 10,170,675        11,937,403       11,846,072
                                                                            ----------        -----------      ----------

Investing Activities
     Purchase of fixed maturity investments                                (12,981,849)      (21,591,676)     (23,614,690)
     Proceeds from maturity of fixed maturity investments                    4,628,378        13,643,268        7,924,100
     Proceeds from sale of fixed maturity investments                                -                 -        4,624,470
     Purchase of equity securities-cost                                     (2,253,112)       (1,593,401)          (5,933)
     Proceeds from sale of equity securities                                 3,438,841           646,714        1,051,216
     Net (decrease) in short-term investments                               (1,373,335)          (83,731)        (767,119)
     Additions to property & equipment                                         (34,841)          (85,428)        (233,310)
                                                                           ------------      -----------     ------------
          Net Cash (Used) by Investing Activities                           (8,575,918)       (9,064,254)     (11,021,266)
                                                                             ---------         ---------       ----------

Financing Activities
     Proceeds from issuance of common stock                                      1,621                 -           35,000
     Repayment of note payable - bank                                       (1,250,000)       (1,975,000)        (225,000)
     Repayment of note payable -related party                                        -          (500,000)        (250,000)
     Dividends paid to shareholders                                           (418,087)         (417,035)        (417,186)
                                                                            -----------       ----------         --------
          Net Cash (Used) by Financing Activities                           (1,666,466)       (2,892,035)        (857,186)
                                                                             ---------         ---------         --------

Net (decrease) in cash                                                         (71,709)          (18,886)         (32,380)
Cash at beginning of period                                                    154,346           173,232          205,612
                                                                               -------           -------          -------
          Cash at End of Period                                                $82,637          $154,346         $173,232
                                                                                ======           =======          =======

Supplemental cash flow information Cash paid during the period for:
          Interest                                                             $76,312          $290,268         $343,692
          Income taxes                                                      $2,515,000        $2,967,000       $1,202,000


           See accompanying notes to consolidated financial statements

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

Change of Fiscal Year
On December 16, 1996, the Board of Directors approved a change in the Company's fiscal year end from March 31 to December 31 effective December 31, 1996. As a result of the change, the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the period ended December 31, 1996 covers nine months.

Principles of Consolidation
The consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). As described in Note 16, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting which differs from generally accepted accounting principles.

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

Investments
In accordance with FASB Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") all of the Company's fixed maturity investments are classified as available-for sale and are stated at market value. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statement of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

The Company had net unrealized investment gains of $742,004 as of December 31, 1996, and net unrealized investment gains of $531,787 as of March 31, 1996.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company has used the following methods and assumptions in estimating its fair value disclosures:

      Investment Securities - Fair values for fixed maturity securities are obtained from a national quotation service. The fair values for equity securities are based on quoted market prices.

      Cash and Short-Term Investments - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

      Premiums and Notes Receivable - The carrying amounts reported in the balance sheet for these instruments approximate the fair values.

      Note Payable - Bank - The carrying amounts reported in the balance sheet for the bank note payable approximates the fair value due to the variable rate nature of the line of credit.

Income Taxes
The provision for federal income taxes is computed on the basis of income as reported for financial reporting purposes under generally accepted accounting principles. Deferred income taxes arise principally from certain revenues and expenses which are recognized for income tax in different periods than for financial statements. As required by FASB Statement No. 109 ("Accounting for Income Taxes"), deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense provisions increase or decrease in the same period in which a change in tax rates is enacted.

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

     c.  Insurance Premium Financing Operations
     Premium finance interest is charged to policyholders who choose to finance insurance premiums. Interest is charged at rates that vary with the amount of premium financed. Premium finance interest is recognized using a method which approximates the interest (actuarial) method.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Losses and Loss Adjustment Expenses
The process of establishing loss reserves involves significant judgmental factors. The reserves for unpaid losses and loss adjustment expenses are based on estimates of ultimate claim cost, including claims incurred but not reported. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in results of operations in the period in which they become known. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

                                                Nine Months         Fiscal Year
                                                   Ended               Ended
                                                December 31,          March 31,
                                                    1996                1996
        Restricted Funds:
           Premium trust funds (1)              $2,642,932          $2,465,923
           Assigned to state agencies (2)          725,000             725,000
                                                ----------          ----------
           Total restricted funds               $3,367,932          $3,190,923
                                                 =========           =========

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ADVANCE PREMIUMS

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


NOTE 3 -  INVESTMENTS

A summary of net investments and related income is as follows:

                                                     Investment Income

Investment income is summarized as follows:
                                                                        Nine Months                 Fiscal Year
                                                                           Ended                       Ended
                                                                                        -------------------------------------
                                                                       December 31,         March 31,          March 31,
                                                                           1996               1996               1995

        Fixed maturities                                                   $3,041,485        $3,587,856          $3,085,667
        Equity securities                                                      46,144             5,886              15,909
        Short-term investments                                                145,855           264,956             234,909
                                                                           ----------        ----------          ----------
        Total investment income                                             3,233,484         3,858,698           3,336,485
        Less investment expenses                                                  600            (5,035)             18,535
                                                                        -------------       -----------         -----------
             Net investment income                                         $3,232,884        $3,863,733          $3,317,950
                                                                            =========         =========           =========


Net realized investment gains and (losses) are summarized as follows:

                                                                         Nine Months                    Fiscal Year
                                                                            Ended                          Ended
                                                                                        --------------------------------------
                                                                       December 31,         March 31,            March 31,
                                                                            1996               1996                 1995

        Gross realized gains:
           Fixed maturities                                               $      -            $ 7,193               $131,199
           Equity securities                                               196,413             48,550                      -
        Gross realized (losses):
           Equity securities                                                (5,922)                 -               (123,647)
                                                                          --------        -----------                -------
             Net realized investment gains                                $190,491            $55,743               $  7,552
                                                                           =======            =======                 ======



                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  INVESTMENTS (continued)

A summary of the net change in unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

                                                                      Nine Months                  Fiscal Year
                                                                         Ended                        Ended
                                                                                       -------------------------------------
                                                                     December 31,           March 31,          March 31,
                                                                         1996                  1996               1995

        Gross unrealized appreciation:
           Fixed maturities                                             $1,183,881            $954,381            $       -
           Equity securities                                                     -               2,838                    -

        Gross unrealized (depreciation):
           Fixed maturities                                                (59,633)           (151,480)            (268,331)
                                                                           -------             -------              -------
        Net unrealized appreciation
              (depreciation) on investments                              1,124,248             805,739             (268,331)
        Deferred federal income taxes                                     (382,244)           (273,952)              91,233
                                                                          --------             -------               ------
             Net unrealized appreciation
                (depreciation), net of deferred
                income taxes                                              $742,004            $531,787            $(177,098).
                                                                           =======             =======              =======



The amortized cost and estimated market value of fixed maturity investments at December 31, 1996, by contractual maturity are as follows:

                                                Estimated
                                                Amortized            Market
                                                  Cost               Value

Due in one year or less                      $  9,203,735       $  9,274,016
Due after one year through five years          46,501,041         47,051,996
Due after five years through ten years         20,280,190         20,783,202
                                               ----------         ----------
   Total fixed maturities                     $75,984,966        $77,109,214
                                               ==========         ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  INVESTMENTS (continued)

The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:

                                                                                Gross               Gross           Estimated
                                                          Amortized           Unrealized         Unrealized           Market
                                                             Cost               Gains              Losses             Value
December 31, 1996
Available for sale
   Fixed maturities
     Certificates of deposit                          $     798,000          $        -          $       -      $    798,000
     U.S. Treasury securities                            22,447,391             185,410             19,699        22,613,102
     State and municipal
       tax-exempt bonds                                  39,634,159             657,634             33,652        40,258,141
     Industrial and miscellaneous
       taxable bonds                                     13,105,416             340,837              6,282        13,439,971
                                                         ----------           ---------            -------        ----------
          Total fixed maturities                        $75,984,966          $1,183,881           $ 59,633       $77,109,214
                                                         ==========           =========             ======        ==========

March 31, 1996
Available for sale
   Fixed maturities
     Certificates of deposit                            $ 1,111,378          $        -           $      -      $  1,111,378
     U.S. Treasury securities                            18,191,847             157,987             24,468        18,325,366
     State and municipal
       tax-exempt bonds                                  38,126,835             437,470            127,012        38,437,293
     Industrial and miscellaneous
       taxable bonds                                     10,655,316             358,924                  -        11,014,240
                                                         ----------             -------            -------        ----------
          Total fixed maturities                        $68,085,376          $  954,381           $151,480       $68,888,277
                                                         ==========             =======            =======        ==========

   Equity securities:
     Common stocks                                         $995,237              $2,838           $      -          $998,075
                                                            =======               =====            =======           =======


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Short-term investments have an initial maturity of one year or less and consist of the following:

                                               Nine Months          Fiscal Year
                                                  Ended                Ended
                                               December 31,           March 31,
                                                  1996                  1996


Certificates of deposit                       $   125,000         $     25,000
Commercial paper                                2,810,000            2,230,000
Commercial bank money market accounts           1,144,292            1,186,602
Short term U.S. treasury note                     757,653                    -
Savings account                                    24,800               24,430
                                              -----------          -----------
   Total short-term investments                $4,861,745           $3,466,032
                                                =========            =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PREMIUMS AND NOTES RECEIVABLE, NET

Premiums and notes receivable consist of the following:

                                              Nine Months          Fiscal Year
                                                 Ended                Ended
                                              December 31,           March 31,
                                                 1996                  1996

Premiums receivable                           $3,171,706            $2,493,592
Premium finance notes receivable               5,751,709             5,672,984
                                               ---------             ---------
   Total premiums and notes receivable         8,923,415             8,166,576
Less allowance for doubtful accounts              24,576                25,333
                                             -----------           -----------
   Net premiums and notes receivable          $8,898,839            $8,141,243
                                               =========             =========

The allowance for doubtful accounts is maintained at a minimum since the receivables are secured by unearned premiums and funds held as security for performance. Bad debt expense for the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996 was $22,387 and $38,815 respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term.
These notes are net of unearned finance charges.


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

                                                                        Nine Months                   Fiscal Year
                                                                           Ended                         Ended
                                                                                       ---------------------------------------
                                                                        December 31,         March 31,           March 31,
                                                                            1996                1996               1995

Deferred policy acquisition costs at beginning of year                   $4,333,708          $4,113,936          $3,922,564
Policy acquisition costs incurred during year                             7,506,550           8,789,167           8,506,099
Policy acquisition cost amortized during year                            (6,887,173)         (8,569,395)         (8,314,727)
                                                                          ---------           ---------           ---------
   Deferred policy acquisition costs at end of year                      $4,953,085          $4,333,708          $4,113,936
                                                                          =========           =========           =========


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)

Property and equipment consist of the following:

                                                                                            Nine Months         Fiscal Year
                                                                                               Ended               Ended
                                                                                            December 31,          March 31,
                                                                                                1996                1996

Furniture, fixtures, computer, office and transportation equipment                           $2,449,581          $2,414,739
Accumulated Depreciation                                                                      2,219,609           2,136,121
                                                                                              ---------           ---------
   Net property and equipment                                                                 $ 229,972           $ 278,618
                                                                                                =======             =======



NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table sets forth a reconciliation of the liabilities for losses and loss adjustment expenses for the periods shown:

                                                                            Nine Months                 Fiscal Year
                                                                               Ended                       Ended
                                                                                          ------------------------------------
                                                                            December 31,         March 31,         March 31,
                                                                                1996               1996               1995
Reserve for unpaid losses and loss adjustment
   expenses at beginning of year                                             $32,682,153       $27,633,304        $21,499,778
                                                                              ----------        ----------         ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                               16,251,499        19,276,602         18,057,338
   (Decrease) in provision for events of prior years                          (1,449,765)       (1,967,053)          (587,038)
                                                                              ----------        ----------        -----------
   Total losses and loss adjustment expenses                                  14,801,734        17,309,549         17,470,300
                                                                              ----------        ----------         ----------

Payments
   Losses and loss adjustment expenses attributable
     to insured events of the current year                                     3,352,866         3,446,088          3,469,594
   Losses and loss adjustment expenses attributable
     to insured events of prior years                                          7,019,175         8,814,612          7,867,180
                                                                             -----------       -----------        -----------
   Total payments                                                             10,372,041        12,260,700         11,336,774
                                                                              ----------        ----------         ----------
   Reserve for unpaid losses and loss adjustment expenses


   at end of year - net of reinsurance                                       $37,111,846       $32,682,153        $27,633,304
                                                                              ==========        ==========         ==========

Reconciliation  of liability for loss and loss  adjustment  expense  reserves to
Balance Sheet Reserve for unpaid losses and loss adjustment expenses
   at end of year - net of reinsurance                                       $37,111,846       $32,682,153        $27,633,304
Reinsurance recoverable on unpaid losses at end of year                        2,629,019         4,324,305          4,737,448
                                                                             -----------       -----------        -----------
Reserve for unpaid losses and loss adjustment expenses
   at end of year - gross of reinsurance                                     $39,740,865       $37,006,458        $32,370,752
                                                                              ==========        ==========         ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - FUNDS HELD AS SECURITY FOR PERFORMANCE

Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers and are treated as restricted funds.


NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                             Nine Months         Fiscal Year
                                                Ended               Ended
                                             December 31,          March 31,
                                                 1996                1996

        Premium payable                     $  708,733          $  696,997
        Unearned adjustment income             300,000             300,000
        Profit sharing contributions           375,000             480,863
        Accrued interest payable               300,000             300,000
        Accrued salaries                       404,350             406,638
        Other                                  307,616             147,900
                                            ----------          ----------
        Total accrued expenses
           and other liabilities            $2,395,699          $2,332,398
                                             =========           =========


NOTE 10 - NOTE PAYABLE - BANK

American Acceptance Corporation ("AAC"), the Company's premium finance subsidiary, has a line of credit with Union Bank which can be used only to fund its premium finance operation. At the Company's request, this line of credit was decreased from $6,000,000 to $4,000,000 in September 1996. Interest on the note is referenced to the London Interbank Offered Rate ("LIBOR"). The note amount is collateralized by the assets of AAC and is guaranteed by the Company. The loan agreement contains certain covenants including restrictions on certain transactions between AAC and the Company and the maintenance of certain financial ratios. The note matures September 2, 1997, and is expected to be renewed. The terms of the note call for monthly payments of interest only. The interest rate at December 31, 1996, was 7.25%

                                                Nine Months          Fiscal Year
                                                  Ended                Ended
                                                December 31,           March 31,
                                                   1996                 1996


        Note payable bank                         $750,001           $2,000,001
                                                  ========            =========

        Maximum bank note payable               $2,000,001           $3,975,001
        Average bank note payable               $1,387,038           $3,388,334
        Weighted average interest rate                7.2%                  7.7%

In addition to the AAC line of credit, Unico has a $2,000,000 line of credit with Union Bank. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 2, 1997 at which time it is expected to be renewed. As of December 31, 1996, no amounts have been borrowed.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CLAIMS AND LITIGATION

The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. The Company is required to resort to legal proceedings from time-to-time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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


NOTE 12 - LEASE COMMITMENT

The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $769,464 for the nine month period ended December 31, 1996 and $1,025,952 for the fiscal years ended March 31, 1996 and March 31, 1995.

The lease provides for the following minimum annual rental commitments:

        Fiscal Year Ending

        December 31, 1997                                           $ 1,025,952
        December 31, 1998                                           $ 1,025,952
        December 31, 1999                                           $ 1,025,952
        December 31, 2000                                           $ 1,025,952
        December 31, 2001                                           $ 1,025,952
        December 31, 2002 (through March 31, 2007)                  $ 5,386,248
                                                                     ----------
             Total minimum payments                                 $10,516,008

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


NOTE 13 - REINSURANCE

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the company from primary liability under its policies and if the reinsurer fails to meet the obligations, the company must nonetheless pay its policy obligations. The Company continually monitors and evaluates the liquidity and financial strength of its reinsurers to determine their ability to fulfill obligations assumed under the reinsurance contracts.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - REINSURANCE (continued)

Crusader has reinsurance agreements with National Reinsurance Corporation, a California admitted reinsurance company which was acquired by General Reinsurance Corporation in 1996. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses which may occur from any one or more of the property and/or casualty risks which Crusader insures. In August 1992 Crusader purchased additional catastrophe reinsurance from various California admitted reinsurance companies. Crusader's retention increased from $100,000 to $150,000 per risk on April 1, 1995. This retention is subject to a maximum dollar amount and to catastrophe and clash covers. The catastrophe and clash covers (subject to a maximum occurrence and annual aggregate amount) help protect the Company from one loss occurrence affecting multiple policies. The premium ceded to the reinsurers for the catastrophe and clash covers and for all exposures over $500,000 is a fixed percentage of the premium charged by Crusader. On exposures up to $500,000, the reinsurer charges a provisional rate which is subject to adjustment and is based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader, which includes a reimbursement of the cost of acquiring the portion of the premium that is ceded. Crusader does not currently assume any reinsurance from other insurance companies. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time.

The effect of reinsurance on premiums written and earned is as follows:

                                              Nine Months                     Fiscal Year
                                                Ended                           Ended
                                                                ----------------------------------------
                                              December 31,           March 31,           March 31,
                                                  1996                 1996                 1995
        Premiums written:
           Direct business                    $31,847,113          $37,631,357         $39,039,549
           Reinsurance assumed                          -                    -                   -
           Reinsurance ceded                  $(3,701,766)         $(4,437,446)        $(8,614,685)

        Premiums earned:
           Direct Business                    $29,373,374          $37,554,830         $38,466,825
           Reinsurance assumed                          -                    -                   -
           Reinsurance ceded                  $(3,307,085)         $(6,077,403)        $(9,258,535)



NOTE 14 - CONTINGENCIES

The Company's federal income tax returns for the fiscal years ended March 31, 1990, through March 31, 1994, were examined by the Internal Revenue Service. The primary issue of the examination was the loss reserve deductions for the fiscal years under audit. Any changes in the these deductions resulting from the examination would be a temporary difference. Since any tax increase from this temporary difference should be offset by a tax decrease in subsequent years, no tax liability has been accrued. The issue is currently under appeal. Management estimated and accrued $300,000 of interest expense in the fiscal year ended March 31, 1995, related to this temporary difference. No change was made to this accrual as of December 31, 1996.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - PROFIT SHARING PLAN

During the fiscal year ended March 31, 1986, the Company adopted the Unico American Corporation Profit Sharing Plan. Employees who are at least 21 years of age and have been employed by the Company for at least two years are participants in the Plan. Pursuant to the terms of the Plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. Participants are entitled to receive benefits under the plan upon the later of the following: the date 60 days after the end of the plan year in which the participant's retirement occurs or one year and 60 days after the end of the plan year following the participant's termination with the Company. However the participant's interest must be distributed in its entirety no later than April 1 of the calendar year following the calendar year in which the participant attains age 70 1/2 or otherwise in accordance with the Treasury Regulations promulgated under the Internal Revenue Code of 1954 as amended.

Contributions to the plan were as follows:
                                                                     Profit
                                                                  Sharing Plan
        Nine months ended December 31, 1996                         $364,226
        Fiscal year ended March 31, 1995                            $484,715
        Fiscal year ended March 31, 1994                            $477,028


NOTE 16 - STATUTORY CAPITAL AND SURPLUS

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

Crusader Insurance Company statutory capital and surplus is as follows:
          As of December 31, 1996                                    $25,748,757
          As of March 31, 1996                                       $22,721,183

Crusader Insurance Company statutory net income is as follows:
          Nine months ended December 31, 1996                         $3,526,515
          Fiscal year ended March 31, 1996                            $4,639,537
          Fiscal year ended March 31, 1995                            $2,661,428

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

Crusader is restricted in the amount of dividends it may pay to its parent Unico without prior approval

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - STATUTORY CAPITAL AND SURPLUS (continued)

the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend to Unico equal to the greater of (1) 10% of Crusader's statutory policyholders' surplus or (2) Crusader's statutory net income for the preceding calendar year. The maximum dividend which may be made without prior approval in calendar year 1997 is $3,862,115.


NOTE 17 - INCENTIVE STOCK OPTION PLAN

The Company under its 1985 stock option plan provides for the grant of "incentive stock options" to officers and key employees. The options and prices set forth below have been adjusted, where applicable, for all subsequent stock splits, reverse stock splits and stock dividends. All options were granted at fair market value. As of December 31, 1996, of the 560,699 options outstanding, 433,226 options were currently exercisable. There are no additional options available for future grant under the 1985 plan. The changes in the number of common shares under option are summarized as follows:

                                          Options               Exercise Price

        Outstanding at March 31, 1994      609,836             $3.4375 to $3.85
           Options granted                  90,164             $4.375
           Options exercised                     -
           Options terminated              (20,000)            $3.50
                                           --------
        Outstanding at March 31, 1995      680,000             $3.4375 to $4.375
           Options granted                       -
           Options exercised                     -
           Options terminated                    -
                                           --------
        Outstanding at March 31, 1996      680,000             $3.4375 to $4.375
           Options granted                       -
           Options exercised              (114,651)            $3.4375 to $3.85
           Options terminated               (4,650)            $3.50
                                           --------
        Outstanding at December 31, 1996   560,699             $3.4375 to $4.375
                                           =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - TAXES ON INCOME

The provision for taxes on income consists of the following:

                                                                       Nine Months                   Fiscal Year
                                                                          Ended                         Ended
                                                                                        ------------------------------------
                                                                        December 31,           March 31,         March 31,
                                                                            1996                 1996               1995
          Current provision:
             Federal                                                    $2,133,283           $2,574,766         $1,583,545
             State                                                         159,364              164,931            102,529
                                                                        ----------           ----------         ----------
               Total federal and state                                   2,292,647            2,739,697          1,686,074
          Deferred                                                         (88,170)            (278,887)          (520,576)
                                                                        ----------           ----------         ----------
               Provision for taxes                                      $2,204,477           $2,460,810         $1,165,498
                                                                         =========            =========          =========


The income tax provision reflected in the consolidated statement of operations is less than the expected federal income tax on income as shown in the table below.

                                                                       Nine Months                   Fiscal Year
                                                                          Ended                         Ended
                                                                                        ------------------------------------
                                                                       December 31,           March 31,         March 31,
                                                                           1996                 1996               1995

        Computed tax expense at 34%                                     $2,508,855           $2,858,819         $1,685,610
        Tax effect of:
           Tax exempt income                                              (393,009)            (502,513)          (548,745)
           Dividend exclusion                                               (9,335)              (1,191)                 -
           Other                                                           (56,354)             (49,847)           (69,580)
           State income tax expense                                        154,320              155,542             98,213
                                                                        ----------           ----------        -----------
             Tax per financial statement                                $2,204,477           $2,460,810         $1,165,498
                                                                         =========            =========          =========


The provision for deferred income taxes results from the following temporary differences between taxable income and income reported in the accompanying financial statements.

                                                                        Nine Months                   Fiscal Year
                                                                           Ended                         Ended
                                                                                        ------------------------------------
                                                                         December 31,           March 31,         March 31,
                                                                            1996                 1996               1995

        Deferred policy acquisition costs                                  $244,793             $74,722            $65,066
        Discounting of losses and unearned premium
           reserves                                                        (275,432)           (295,375)          (439,127)
        Accrued interest not currently deductible                                 -                   -           (102,000)
        Other                                                               (57,531)            (58,234)           (44,515)
                                                                            -------             -------            -------
             Tax per financial statement                                   $(88,170)          $(278,887)         $(520,576)
                                                                            ========            ========           =======


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - TAXES ON INCOME (continued)

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method, are as follows:
                                            Nine Months         Fiscal Year
                                               Ended               Ended
                                           December 31,          March 31,
                                              1996                 1996
        Deferred tax asset:
           Discount on loss reserves        $2,121,793          $2,000,235
           Unearned premiums                 1,335,620           1,194,244
           Other                               121,284              86,330
                                            ----------         -----------
             Total deferred tax assets      $3,578,697          $3,280,809
                                             ---------           ---------

        Deferred tax liabilities:
           Deferred acquisition costs       $1,684,049          $1,473,461
           Discount on salvage & subrogation     8,749               9,618
           Unrealized gain on investments      382,244             273,952
                                            ----------          ----------
             Total deferred tax liabilities $2,075,042          $1,757,031
                                             ---------           ---------

             Net deferred tax asset         $1,503,655          $1,523,778
                                             =========           =========

Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in the states of California, Arizona, Nevada, Oregon, and Washington. The premium tax is in lieu of state franchise taxes; thus, the above provision for state taxes does not include the premium tax.


NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 1995 and 1996 is set forth below. These quarters include each full quarter within the fiscal year ended March 31, 1996 and the nine-month period ended December 31, 1996.

                                                                   Comparable Period by Quarter Ended
                                               ----------------------------------------------------------------------------
                                                    March 31            June 30         September 30        December 31
                                                    --------            -------         ------------        -----------
         Calendar year 1996
         Total Revenue                                $10,995,615        $11,338,697        $11,784,899        $11,761,061
         Earnings before taxes                          2,397,090          2,394,096          2,517,121          2,467,770
         Net earnings                                   1,674,817          1,674,094          1,748,741          1,751,675
         Earnings per share                                 $0.27              $0.27              $.028              $0.28

         Calendar year 1995
         Total Revenue                                 $9,971,662        $10,169,592        $10,400,201        $10,903,066
         Earnings before taxes                          1,603,092          1,827,849          2,003,588          2,179,764
         Net earnings                                   1,250,357          1,327,306          1,414,145          1,531,213
         Earnings per share                                 $0.21              $0.22              $0.23              $.025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None



                                    PART III



Item 10.  Directors and Executive Officers of the Registrant

Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.



Item 11.  Executive Compensation

Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.



Item 13.  Certain Relationships and Related Transactions

Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules Filed as a Part of this Report:

1.  Financial statements:
       The consolidated financial statements for the nine months ended December 31, 1996, are contained herein as listed in the index to consolidated financial statements on page 21.

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

3.  Exhibits:
   3.1 Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984).
   3.2 By-Laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
   10.1 Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985). (*)
   10.2  Unico American  Corporation  Employee  Incentive  Stock Option Plan
         (1985). (Incorporated herein by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1985).  (*)
   10.3  Amendment to Unico American Corporation Incentive Stock Option Plan
         (1985).(Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1987).  (*)
   10.4 The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to
         Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987).
   10.5 The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).
   21    Subsidiaries of Registrant.  (Incorporated herein by reference to
         Exhibit 22 to Registrant's     Annual  Report on Form 10-K for the
         fiscal year ended March 31, 1984).
   27    Financial Data Schedule

         (*) Indicates management contract or compensatory plan or arrangement.

 (b)  Reports on Form 8-K:

   On Form 8-K with date of earliest event reported being December 16, 1996, Registrant reported under Item 8, a change in its fiscal year end from March 31 to December 31 effective December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1997
                                      UNICO AMERICAN CORPORATION


                                      By:   /s/  ERWIN CHELDIN
                                              Erwin Cheldin
                                              Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                 Title                                     Date

          /s/  ERWIN CHELDIN                        Chairman of the Board,                    March 26, 1997
          ------------------
          Erwin Cheldin                             President and Chief
                                                    Executive Officer,
                                                    (Principal Executive Officer


          /s/  LESTER A. AARON                      Treasurer, Chief Financial                March 26, 1997
          --------------------
          Lester A. Aaron                           Officer and Director
                                                    (Principal Accounting and
                                                    Principal Financial Officer


          /s/  CARY L. CHELDIN                      Executive Vice President                  March 26, 1997
          --------------------
          Cary L. Cheldin                           and Director


          /s/  GEORGE C. GILPATRICK                 Vice President, Secretary                 March 26, 1997
          -------------------------
          George C. Gilpatrick                      and Director


          /s/  ROGER H. PLATTEN                     Vice President and Director               March 26, 1997
          ---------------------
          Roger H. Platten


                          INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULES



Board of Directors
Unico American Corporation


Under date of March 20, 1997, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 1996, and March 31, 1996 and the related consolidated statement of operations, shareholders' equity and cash flows for the nine months ended December 31, 1996 and each of the years ended March 31, 1996 and 1995, as contained in the annual report of Form 10-K for the nine months ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item
14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





GETZ, KRYCLER & JAKUBOVITS

Sherman Oaks, California


March 20, 1997

SCHEDULE I

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1996


Column A                                                   Column B             Column C             Column D

                                                                                                 Amount at which
                                                                                                   shown in the
Type of Investment                                           Cost                 Value           Balance Sheet

Fixed maturities:
   U.S. Treasury securities                               $22,447,391          $22,613,102          $22,613,102
   State and municipal tax-exempt bonds                    39,634,159           40,258,141           40,258,141
   Industrial and miscellaneous bonds                      13,105,416           13,439,971           13,439,971
   Certificates of deposit                                    798,000              798,000              798,000
                                                           ----------           ---------            ----------
     Total fixed maturities                                75,984,966           77,109,214           77,109,214
Short-term investments                                      4,861,745            4,861,745            4,861,745
                                                           ----------           ----------           ----------
     Total investments                                    $80,846,711          $81,970,959          $81,970,959
                                                           ==========           ==========           ==========

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY



                                                                                              Nine Months       Fiscal Year
                                                                                                 Ended             Ended
                                                                                              December 31,        March 31,
                                                                                                  1996              1996

                                                           ASSETS

Cash                                                                                          $    29,325       $    53,148
Investments in subsidiaries                                                                    44,167,914        39,016,614
Property and equipment (net of accumulated depreciation)                                          229,972           278,618
Other assets                                                                                      103,251            79,361
                                                                                               ----------        ----------
     Total Assets                                                                             $44,530,462       $39,427,741
                                                                                               ==========        ==========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued expenses and other liabilities                                                         $1,114,647        $1,110,039
Payables to subsidiaries (net of receivables)                                                   6,060,396         5,930,544
                                                                                                ---------         ---------
     Total Liabilities                                                                         $7,175,043        $7,040,583
                                                                                                ---------         ---------

STOCKHOLDERS' EQUITY

Common stock                                                                                  $ 2,836,422       $ 2,834,801
Net unrealized investment gains                                                                   742,004           531,787
Retained earnings                                                                              33,776,993        29,020,570
                                                                                               ----------        ----------
     Total Stockholders' Equity                                                               $37,355,419       $32,387,158
                                                                                               ----------        ----------

Total Liabilities and Stockholders' Equity                                                    $44,530,462       $39,427,741
                                                                                               ==========        ==========














The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENT OF OPERATIONS - PARENT COMPANY ONLY


                                                        Nine Months Ended                     Fiscal Year Ended
                                                           December 31                             March 31
                                                           -----------                             --------
                                                        1996             1995                 1996               1995
                                                        ----             ----                 ----               ----
                                                                    (Unaudited)
REVENUES

General and administrative expenses
   allocated to subsidiaries                        $3,870,364        $3,980,416           $5,237,708        $5,218,234
Net investment income                                   82,569             2,145               12,422             1,802
Other income                                             7,414            12,421               12,138            12,083
                                                  ------------       -----------          -----------       -----------
     Total Revenue                                   3,960,347         3,994,982            5,262,268         5,232,119

EXPENSES

General and administrative                           3,937,137         3,966,651            5,246,708         5,227,521
                                                     ---------         ---------            ---------         ---------
Income before equity in net income
   of subsidiaries                                      23,210            28,331               15,560             4,598
Equity in net income of subsidiaries                 5,151,300         4,244,333            5,931,921         3,787,581
                                                     ---------         ---------            ---------         ---------
     Net Income                                     $5,174,510        $4,272,664           $5,947,481        $3,792,179
                                                     =========         =========            =========         =========


The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends from Crusader of $500,000 in the nine months ended December 31, 1996, $1,500,000 in the fiscal year ended March 31, 1996, and $500,000 in the fiscal year ended March 31, 1995.















The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY


                                                                      Nine Months
                                                                         Ended                 Fiscal Year Ended
                                                                      December 31                    March 31
                                                                          1996                1996                1995
                                                                          ----                ----                ----

Cash flows from operating activities:
Net income                                                              $5,174,510        $5,947,481           $3,792,179

Adjustments to reconcile net income to net cash
from operations
   Undistributed equity in net (income) of
     subsidiaries                                                       (5,151,300)       (5,931,921)          (3,787,581)
   Depreciation and amortization                                            83,488           142,306              128,210
   Accrued expenses and other liabilities                                    4,608           112,016              463,549
   Accrued investment income                                                (2,500)                -                    -
   Other assets                                                            (21,390)           (1,621)             175,501
                                                                            ------         ---------              -------
     Net cash provided from operations                                      87,416           268,261              771,858
                                                                            ------           -------              -------

Cash flows from investing activities
   Purchase of property and equipment                                      (34,841)          (85,428)            (233,310)
                                                                            ------            ------              -------
     Net cash (used) by investing activities                               (34,841)          (85,428)            (233,310)
                                                                            ------            ------              -------

Cash flows from financing activities
   Proceeds from issuance of common stock                                    1,621                 -               35,000
   Dividends paid to stockholders                                         (418,087)         (417,035)            (417,186)
   Repayment of notes payable                                                    -          (500,000)            (250,000)
   Net change in payables and receivables
     from subsidiaries                                                     340,068           724,698              147,353
                                                                           -------           -------              -------
     Net cash (used) by financing activities                               (76,398)         (192,337)            (484,833)
                                                                            ------           -------              -------

Net increase (decrease) in cash                                            (23,823)           (9,504)              53,715

Cash at beginning of year                                                   53,148            62,652                8,937
                                                                            ------            ------              -------

Cash at end of year                                                        $29,325           $53,148              $62,652
                                                                            ======            ======               ======








The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE III




                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION



                                      Future
                       Deferred     benefits,
                        policy       losses,                                       Net
                     acquisition     and loss      Unearned       Premium      investment
                         cost        expenses      premiums       revenue        income
                     -----------------------------------------------------------------------

Nine Months
Ended
December 31, 1996

Property &
Casualty               $4,953,085    $39,740,865   $22,120,241    $26,066,289    $3,115,110

Fiscal Year Ended
March 31, 1996
Property &
Casualty               $4,333,708    $37,006,458   $19,646,502    $31,477,427    $3,708,891

Fiscal Year Ended
March 31, 1995
Property &
Casualty               $4,113,936    $32,370,752   $19,569,975    $29,208,290    $3,181,791





                       Benefits,    Amortization
                        claims,     of deferred
                      losses and       policy         Other
                      settlement    acquisition     operating      Premium
                       expenses        costs          costs        written
                     ---------------------------------------------------------

Nine Months
Ended
December 31, 1996

Property &
Casualty               $14,801,734     $6,887,173    $1,653,077   $28,145,347

Fiscal Year Ended
March 31, 1996
Property &
Casualty               $17,309,549     $8,569,395    $2,419,635   $33,193,911

Fiscal Year Ended
March 31, 1995
Property &
Casualty               $17,470,300     $8,314,727    $2,571,538   $30,424,864


SCHEDULE IV

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                   REINSURANCE



                                                                      Ceded to
                                               Gross                    other
                                               amount                 companies
                               ---------------------------------------------------

Nine Months Ended
December 31, 1996
Property & Casualty                         $29,373,374                $3,307,085

Fiscal Year Ended
March 31, 1996
Property & Casualty                         $37,554,830                $6,007,403

Fiscal Year Ended
March 31, 1995
Property & Casualty                         $38,466,825                $9,258,535




                                           Assumed                                            Percentage of
                                          from other                      Net                 amount assumed
                                           companies                     amount                    to net
                               ----------------------------------------------------------------------------

Nine Months Ended
December 31, 1996
Property & Casualty                           -                        $26,066,289                  -

Fiscal Year Ended
March 31, 1996
Property & Casualty                           -                        $31,477,427                  -

Fiscal Year Ended
March 31, 1995
Property & Casualty                           -                        $29,208,290                  -

SCHEDULE VI

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY
                              INSURANCE OPERATIONS



                                        Reserves for
                                           Unpaid        Discount
                           Deferred        Claims        if any,
      Affiliation           Policy        and Claim      Deducted                                       Net
          with            Acquisition    Adjustment         in         Unearned        Earned       Investment
       Registrant            Costs        Expenses       Column C      Premiums       Premiums        Income
          (A)                 (B)            (C)           (D)           (E)             (F)            (G)
-----------------------------------------------------------------------------------------------------------------

Company &
Consolidated
Subsidiaries

Nine Months
Ended
December 31, 1996           $4,953,085     $39,740,865            -    $22,120,241     $26,066,289    $3,115,110

Fiscal
Year Ended
March 31,

      1996                  $4,333,708     $37,006,458            -    $19,646,502     $31,477,427    $3,708,891


      1995                  $4,113,936     $32,370,752            -    $19,569,975     $29,208,290    $3,181,791




                              Claims and
                                Claim
                              Adjustment       Amortization
                          Expenses Incurred     of Deferred     Paid Claims
      Affiliation             Related to          Policy         and Claim
          with           (1) Current Year       Acquisition     Adjustment       Premiums
       Registrant        (2) Prior Year            Costs         Expenses         written
          (A)                    (H)                (I)             (J)             (K)
----------------------------------------------------------------------------------------------

Company &
Consolidated
Subsidiaries

Nine Months
Ended
December 31, 1996             $16,251,499  (1)     $6,887,173     $10,372,041     $28,145,347
                              $(1,449,765) (2)
Fiscal
Year Ended
March 31,

      1996                    $19,276,602  (1)     $8,569,395     $12,260,700     $33,193,911
                              $(1,967,053) (2)

      1995                    $18,057,338  (1)     $8,314,727     $11,336,774     $30,424,864
                              $  (587,038) (2)



                                  EXHIBIT INDEX
                                       TO
              UNICO AMERICAN CORPORATION ANNUAL REPORT ON FORM 10-K
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

No.                                                          Item                                                     Page


3.1      Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended March 31, 1984).

3.2      By-Laws of Registrant, as amended. (Incorporated herein by reference to Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

10.1     Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended March 31, 1985).

10.2     Unico American Corporation Employee Incentive Stock Option Plan (1985). (Incorporated herein by reference to Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985).

10.3     Amendment to Unico American Corporation Incentive Stock Option Plan (1985).
         (Incorporated herein by reference to Exhibit to Registrant's Annual Report on Form 10-K
         for the fiscal year ended March 31, 1987).

10.4     The Lease dated July 31,  1986,  between  Unico  American  Corporation  and Cheldin Management
         Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's  Annual  Report on
         Form 10-K for the fiscal  year  ended  March 31, 1987).

10.5     The Lease  Amendment #1 dated  February 22, 1995,  between  Unico  American Corporation  and
         Cheldin  Management  amending  the lease  dated July 31,  1986. (Incorporated herein by reference to Exhibit 10..5 to Registrant's Annual Report on Form 10-k for the fiscal year ended March 31, 1995).

21       Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual
         Report on Form 10-K forthe fiscal year ended March 31, 1984).

27       Financial Date Schedule
