Form 10-Q
period 1997-03-31
UNICO AMERICAN CORP
filed 1997-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

            For the quarterly period from January 1, 1997 to March 31, 1997

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

          Securities  registered pursuant to Section 12(b)of the Act:
                                      None
                             (Title of each class)

          Securities  registered pursuant to section 12(g)of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

                                    No Change
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                   6,120,081
          Number of shares of common stock outstanding as of May 9, 1997




                                       1 of 9

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         March 31,            December 31,
                                                                                           1997                   1996
                                                                                        ----------            -----------

ASSETS
Investments
  Available for sale:
   Fixed maturities, at market value (amortized cost:  March
    31, 1997  $79,631,910,  December 31, 1996  $75,984,966                            $ 79,558,418          $ 77,109,214
    Equity securities at market (cost: March 31, 1997
     $999,460;  December 31, 1996  $0)                                                     856,200                     -
   Short-term investments, at cost                                                       4,042,389             4,861,745
                                                                                       -----------           -----------
      Total Investments                                                                 84,457,007            81,970,959
Cash                                                                                       506,434                82,637
Accrued investment income                                                                1,414,983             1,443,551
Accounts and notes receivable, net                                                       7,687,955             8,898,839
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                919,350               452,943
   Unpaid losses and loss adjustment expenses                                            1,513,537             2,629,019
Prepaid reinsurance premiums                                                             1,302,229             1,647,806
Deferred policy acquisition costs                                                        5,093,193             4,953,085
Property and equipment (net of accumulated depreciation)                                   231,699               229,972
Deferred income taxes                                                                    1,923,189             1,503,655
Other assets                                                                               597,107               638,856
                                                                                       -----------           -----------
     Total Assets                                                                     $105,646,683          $104,451,322
                                                                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                                             $39,830,411           $39,740,865
Unearned premiums                                                                       21,705,006            22,120,241
Advance premiums                                                                         1,413,497             1,358,671
Funds held as security for performance                                                     739,497               730,426
Accrued expenses and other liabilities                                                   2,635,734             2,395,699
Income taxes payable                                                                       586,674                     -
Note payable-bank                                                                          500,001               750,001
Dividends payable                                                                          428,405                     -
                                                                                        ----------            ----------
    Total Liabilities                                                                  $67,839,225           $67,095,903
                                                                                        ----------            ----------

STOCKHOLDERS'  EQUITY
Common stock,  no par -  authorized  10,000,000  shares  issued and  outstanding shares 6,120,081 at March 31, 1997
   and 6,028,781 at December 31, 1996                                                    2,836,772             2,836,422
Net unrealized investment gains (losses)                                                  (143,056)              742,004
Retained  earnings                                                                      35,113,742            33,776,993
                                                                                        ----------            ----------
  Total Stockholders' Equity                                                            37,807,458            37,355,419
                                                                                        ----------            ----------
  Total Liabilities and Stockholders' Equity                                          $105,646,683          $104,451,322
                                                                                       ===========           ===========

                    See notes to consolidated financial statements.




                                       2 of 9

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                              1997                  1996
                                                                                           ----------            ----------

REVENUES
Insurance Company Revenues
     Premium earned                                                                       $10,097,163           $ 9,294,192
     Premium ceded                                                                            955,623             1,080,365
                                                                                          -----------            ----------
          Net premium earned                                                                9,141,540             8,213,827
     Investment income                                                                      1,154,516               957,956
     Net realized investment gains                                                                919                19,542
     Other income                                                                                 115                    30
                                                                                           ----------             ---------
          Total Insurance Company Revenues                                                 10,297,090             9,191,355

Other Revenues from Insurance Operations
     Gross commissions and fees                                                             1,418,736             1,468,340
     Investment income                                                                         34,954                42,530
     Finance charges and late fees earned                                                     290,068               293,625
     Other income                                                                               2,801                  (235)
                                                                                           ----------            ----------
          Total Revenues                                                                   12,043,649            10,995,615
                                                                                           ----------            ----------

EXPENSES
Losses & loss adjustment expenses                                                           4,974,473             4,399,361
Policy  acquisition costs                                                                   2,639,930             2,215,129
Salaries and employee benefits                                                                924,413               912,681
Commissions to agents/brokers                                                                 274,976               306,584
Other operating expenses                                                                      733,627               764,770
                                                                                          -----------           -----------
     Total Expenses                                                                         9,547,419             8,598,525
                                                                                           ----------            ----------

     Income Before  Income Taxes                                                            2,496,230             2,397,090

Income Tax Provision                                                                          731,076               722,273
                                                                                            ---------             ---------

     Net Income                                                                           $ 1,765,154           $ 1,674,817


Retained Earnings December 31,                                                             33,776,993            27,345,753
Dividend declared                                                                            (428,405)                    -
                                                                                           -----------           ----------
     Retained Earnings March 31,                                                          $35,113,742           $29,020,570
                                                                                           ==========            ==========


PER SHARE DATA
Weighted Average Shares Outstanding                                                         6,330,790             6,210,632
Earnings Per Share                                                                              $0.28                 $0.27






                 See notes to consolidated financial statements




                                       3 of 9

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                            1997                 1996
                                                                                          ---------           ----------

Net Income                                                                               $1,765,154           $1,674,817
Adjustments to reconcile net income to net cash from operations
     Depreciation & amortization                                                             20,308               54,599
     Bond amortization, net                                                                 111,766              156,442
     Net realized (gain) on sale of securities                                                 (919)             (19,542)
Changes in assets and liabilities
     Premium, notes & investment income receivable                                        1,239,452              325,735
     Reinsurance recoverable                                                                649,075              546,243
     Prepaid reinsurance premiums                                                           345,577              100,880
     Deferred policy acquisitions costs                                                    (140,108)            (113,622)
     Other assets                                                                            41,750              (74,354)
     Reserve for unpaid losses & loss adjustment expenses                                    89,546              309,576
     Unearned premium reserve                                                              (415,235)             284,410
     Funds held as security & advanced premiums                                              63,897               10,833
     Accrued expenses & other liabilities                                                   240,035               27,604
     Income taxes current/deferred                                                          623,080              (43,995)
                                                                                          ---------            ---------
          Net Cash Provided from Operations                                               4,633,378            3,239,626
                                                                                          ----------           ---------

Investing Activities
     Purchase of fixed maturity investments                                              (5,768,290)          (3,888,377)
     Proceeds from maturity of fixed maturity investments                                 2,000,000            1,818,514
     Purchase of equity securities  -  cost                                              (1,019,500)          (1,293,561)
     Proceeds from sale of equity securities                                                 20,959              317,865
     Net increase in short-term investments                                                 828,935              878,406
     Additions to property & equipment                                                      (22,035)             (24,078)
                                                                                         ----------           ----------
          Net Cash (Used) by Investing Activities                                        (3,959,931)          (2,191,231)
                                                                                          ---------            ---------

Financing Activities
     Proceeds from issuance of common stock                                                     350                    -
     Repayment of note payable - bank                                                      (250,000)            (895,000)
                                                                                            -------              -------
          Net Cash  (Used) by Financing Activities                                         (249,650)            (895,000)
                                                                                            -------              -------

Net increase in cash                                                                        423,797              153,395
Cash at beginning of period                                                                  82,637                  951
                                                                                           --------           ----------

          Cash at End of Period                                                            $506,434             $154,346
                                                                                            =======              =======

Supplemental cash flow information Cash paid during the period for:
          Interest                                                                          $12,314              $47,063
          Income taxes                                                                            -             $775,000


                 See notes to consolidated financial statements.



                                       4 of 9

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


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


NOTE 2 - FUNDS HELD AS SECURITY
Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers.




                                       5 of 9

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 3 - RESTRICTED FUNDS
As required by law, the Company segregates from its operating accounts premiums collected from insureds into separate trust accounts. As of a March 31, 1997, these trust funds represent $2,137,672 of the Company's cash and short-term investments. In addition, $725,000 of the Company's investments represent statutory deposits of Crusader which are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for Crusader to write certain lines of business in California and for its admission in states other than California.

NOTE 4 - STATUTORY CAPITAL AND SURPLUS
As of March 31, 1997, Crusader's statutory capital and surplus were deemed sufficient to support its present insurance premium writings.

NOTE 5 - INCENTIVE STOCK OPTION PLAN
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of March 31, 1997, 424,599 options were outstanding of which 325,697 were currently exercisable. During the quarter ended March 31, 1997, options on 136,100 shares of common stock were exercised. There are no additional options available for future grant under the 1985 plan.

NOTE 6 - CLAIMS AND LITIGATION
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. The Company is required to resort to legal proceedings from time-to-time in order to enforce collection of premiums, commissions or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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

NOTE 8
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which consist of normal recurring adjustments, to present fairly the results of operations for the three months ended March 31, 1997, and March 31, 1996.

NOTE 9
The results of operations for the three months ended March 31, 1997, should not be considered as necessarily indicative of the results to be expected for the full year.




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

Crusader's losses and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 1997, the Company had cash and cash investments of $85,180,193 (at amortized cost) of which $81,734,760 (96%) were investments of Crusader.

As of the quarter ended March 31, 1997, the Company had invested $79,631,910 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high quality investments. The balance of the Company's investments were in equity securities of regional utility companies and high-quality short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $79,631,910 (at amortized cost) include $39,474,855 (49%) of pre-refunded state and municipal tax exempt bonds, $20,453,922 (26%) of U.S. treasury securities, $19,703,133 (25%) in high quality industrial bonds and certificates of deposit. The tax exempt interest income earned for the three months ended March 31, 1997 and 1996 was $454,616 and $410,488 respectively.

The Company's investment policy limits investments in any one company to no more than $1,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. Government or U.S. Government guaranteed issues. The Company's fixed maturity obligations have maturities no greater than eight years. All of the Company's investments are high-grade investment quality.

On March 4, 1997, the Board of Directors declared a ($0.07) per share cash dividend payable on August 15, 1997, to shareholders of record at the close of business on August 1, 1997.

The Company's premium finance subsidiary, American Acceptance Corporation ("AAC"), has a bank credit line of $4,000,000 with a variable rate of interest based on fluctuations in the London Inter Bank Offered Rate ("LIBOR"). This credit line is only used to provide AAC with the additional funds it requires to finance insurance premiums. AAC has been paying down its bank note payable from its internal cash flow as well as from intercompany loans from Unico. The bank note payable has been reduced from $750,001 as of December 31, 1996 to $500,001 as of March 31, 1997.

Although material capital expenditures may also be funded through borrowings, the Company believes that cash generated from operations, plus cash and short-term investments at the quarter end, net of trust restriction of $2,137,672 and statutory deposits of $725,000, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing additional funds. Crusader is restricted in the amount of dividends it may pay to its parent, Unico, without prior regulatory approval by the California Department of Insurance. Crusader anticipates that it will not be required to obtain prior regulatory approval for any dividend which it may pay to Unico in the next twelve months.

There are no material commitments for capital expenditures as of the date of this report.





                                       7 of 9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(b)  Results of Operations:

All comparisons made in this discussion are comparing the three months ended March 31, 1997, to the three months ended March 31, 1996, unless otherwise indicated.

The Company's net income for the quarter ended March 31, 1997, increased $90,337 (5%) to $1,765,154. Revenues increased $1,048,034 (10%) to $12,043,649.

Premium earned before reinsurance increased $802,971 (9%) for the quarter ended March 31, 1997 of which $328,425 (41%) was from California and $474,546 (59%)
was from states outside of California.

Ceded premium decreased from 12% of premium earned to 9% for the current quarter primarily due to reduced reinsurance cost related to an increase in loss retention from $100,000 to $150,000 on April 1, 1995, and to other rate decreases due to the Company's favorable loss experience with its reinsurers and competition in the reinsurance marketplace.

Losses and loss adjustment expenses were 54% of net premium earned for both quarters ended March 31, 1997 and 1996. Crusader has continued to experience favorable development of prior period losses.

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

Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs increased by $424,801 (19%) for the quarter ended March 31, 1997. The increase in costs was primarily due to the increase in Crusader's net earned premium.

Investment income, excluding realized investment gains, increased $188,984 (19%) to $1,189,470 for the quarter ended March 31, 1997, compared to $1,000,486. This increase was primarily due to a 15% increase (at amortized cost) in invested assets.

Commissions to agents/brokers decreased $31,608 (10%) in the quarter ended March 31, 1997 primarily due to related revenue decreases in the health, life and automobile programs.

Other operating expenses decreased $31,143 (4%) during the quarter ended March 31, 1997.

There were no significant changes in other revenue or expense items.

The effect of inflation on net income of the Company during the three months ended March 31, 1997, and 1996 was not significant.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable







                                       8 of 9

                           PART II - OTHER INFORMATION



ITEM 2 - CHANGES IN SECURITIES

(c) During the quarter ended March 31, 1997, the Company issued an aggregate of 136,100 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to an aggregate of two employees of the Company. Of these shares, an aggregate of 136,000 shares were issued in exchange for an aggregate of 44,800 shares of common stock and an aggregate of 100 shares were issued in exchange for an aggregate of $350.00 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4 (2) thereof as transactions not involving a public offering.


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

                                             UNICO AMERICAN CORPORATION



Date:   May 12, 1997     By:   /s/  Erwin Cheldin
                               ---------------------
                               Erwin Cheldin
                               Chairman of the Board, President and Chief
                               Executive Officer, (Principal Executive Officer)



Date:   May 12, 1997     By:   /s/  Lester A. Aaron
                               -----------------------
                               Lester A. Aaron
                               Treasurer, Chief Financial Officer, (Principal
                               Accounting and Principal Financial Officer)


                                       9 of 9