Form 10-Q
period 1997-06-30
UNICO AMERICAN CORP
filed 1997-08-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          For the quarterly period from April 1, 1997 to June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                    6,153,203
        Number of shares of common stock outstanding as of August 8, 1997

                                      1 of 12

                                              PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                              June 30,           December 31,
                                                                                                1997                 1996
                                                                                             ----------           -----------
ASSETS
Investments
  Available for sale:
      Fixed maturities, at market value (amortized cost:  June 30,
         1997  $81,312,638; December 31, 1996  $75,984,966                                  $82,130,702           $77,109,214
      Equity securities at market (cost: June 30, 1997
         $999,460;  December 31, 1996  $0)                                                      921,950                     -
   Short-term investments, at cost                                                            4,209,055             4,861,745
                                                                                             ----------            ----------
      Total Investments                                                                      87,261,707            81,970,959
Cash                                                                                            493,477                82,637
Accrued investment income                                                                     1,535,452             1,443,551
Accounts and notes receivable, net                                                            8,129,373             8,898,839
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                     585,148               452,943
   Unpaid losses and loss adjustment expenses                                                 1,861,444             2,629,019
Prepaid reinsurance premiums                                                                  1,333,153             1,647,806
Deferred policy acquisition costs                                                             5,092,867             4,953,085
Property and equipment (net of accumulated depreciation)                                        222,337               229,972
Deferred income taxes                                                                         1,659,189             1,503,655
Other assets                                                                                    614,726               638,856
                                                                                            -----------           -----------
Total Assets                                                                               $108,788,873          $104,451,322
                                                                                            ===========           ===========
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                                                  $40,816,390           $39,740,865
Unearned premiums                                                                            22,495,105            22,120,241
Advance premiums                                                                              1,340,098             1,358,671
Funds held as security for performance                                                          751,652               730,426
Accrued expenses and other liabilities                                                        2,030,236             2,395,699
Income taxes payable                                                                            103,113                     -
Note payable-bank                                                                               500,001               750,001
Dividends payable                                                                               430,724                     -
                                                                                             ----------            ----------
    Total Liabilities                                                                       $68,467,319           $67,095,903
                                                                                             ----------            ----------
STOCKHOLDERS'  EQUITY
Common stock, no par - authorized 10,000,000 shares issued
   and outstanding shares 6,153,203 at June 30, 1997
   and 6,028,781 at December 31, 1996                                                         2,836,781             2,836,422
Net unrealized investment gains                                                                 488,766               742,004
Retained earnings                                                                            36,996,007            33,776,993
                                                                                            -----------           -----------
  Total Stockholders' Equity                                                                 40,321,554            37,355,419
                                                                                            -----------           -----------
     Total Liabilities and Stockholders' Equity                                            $108,788,873          $104,451,322
                                                                                            ===========           ===========

                 See notes to consolidated financial statements.


                                       2 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                           June 30,
                                                              1997              1996             1997             1996
                                                           ----------         ---------       ----------        ----------
REVENUES
Insurance Company Revenues
     Premium earned                                       $10,689,663        $9,382,132      $20,786,826       $18,676,324
     Premium ceded                                          1,598,378         1,015,932        2,554,001         2,096,297
                                                           ----------         ---------       ----------        ----------
          Net premium earned                                9,091,285         8,366,200       18,232,825        16,580,027
     Investment income                                      1,190,632           978,179        2,345,148         1,936,135
     Net realized investment gains                                  -           191,174              919           210,716
     Other income                                                  45                60              160                90
                                                           ----------         ---------       ----------        ----------
          Total Insurance Company Revenues                 10,281,962         9,535,613       20,579,052        18,726,968

Other Revenues from Insurance Operations
     Gross commissions and fees                             1,478,723         1,473,105        2,897,459         2,941,445
     Investment income                                         34,759            33,316           69,713            75,846
     Finance charges and late fees earned                     301,857           293,172          591,925           586,797
     Other income                                               3,553             3,491            6,354             3,256
                                                           ----------        ----------       ----------        ----------
          Total Revenues                                   12,100,854        11,338,697       24,144,503        22,334,312
                                                           ----------        ----------       ----------        ----------

EXPENSES
Losses and loss adjustment expenses                         4,921,938         4,715,902        9,896,411         9,115,263
Policy acquisition costs                                    2,599,119         2,249,451        5,239,049         4,464,580
Salaries and employee benefits                                935,663           920,857        1,860,076         1,833,538
Commissions to agents/brokers                                 294,485           331,490          569,461           638,074
Other operating expenses                                      619,809           726,901        1,353,436         1,491,671
                                                            ---------         ---------       ----------        ----------
     Total Expenses                                         9,371,014         8,944,601       18,918,433        17,543,126
                                                            ---------         ---------       ----------        ----------

     Income Before Taxes                                    2,729,840         2,394,096        5,226,070         4,791,186

Income Tax Provision                                          845,256           720,002        1,576,332         1,442,275
                                                              -------           -------        ---------         ---------
     Net Income                                            $1,884,584        $1,674,094        3,649,738         3,348,911
                                                            =========         =========

Retained earnings January 1,                                                                  33,776,993        27,345,753
Dividend declared to stockholders                                                               (430,724)         (418,087)
                                                                                              ----------        ----------
     Retained Earnings June 30,                                                              $36,996,007       $30,276,577
                                                                                              ==========        ==========

PER SHARE DATA
Weighted Average Shares Outstanding                         6,328,350         6,224,843        6,329,570         6,217,738
Earnings Per Share                                              $0.30             $0.27            $0.58             $0.54




                 See notes to consolidated financial statements


                                       3 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                            1997                 1996
                                                                                          ---------            ---------
Net Income                                                                               $3,649,738           $3,348,911
Adjustments to reconcile net income to net cash from operations
     Depreciation and amortization                                                           41,343               81,614
     Bond amortization, net                                                                 243,559              306,070
     Net realized (gain) on sale of securities                                                 (919)            (210,716)
Changes in assets and liabilities
     Premium, notes and investment income receivable                                        677,565              317,876
     Reinsurance recoverable                                                                635,370              949,451
     Prepaid reinsurance premiums                                                           314,653               47,486
     Deferred policy acquisitions costs                                                    (139,782)            (210,547)
     Other assets                                                                            24,130             (532,375)
     Reserve for unpaid losses and loss adjustment expenses                               1,075,525            1,780,164
     Unearned premium reserve                                                               374,864              774,084
     Funds held as security and advanced premiums                                             2,653              (65,720)
     Accrued expenses and other liabilities                                                (365,461)            (322,529)
     Income taxes current/deferred                                                           78,035              546,821
                                                                                          ---------            ---------
          Net Cash Provided from Operations                                               6,611,273            6,810,590
                                                                                          ---------            ---------
Investing Activities
     Purchase of fixed maturity investments                                              (8,688,530)          (8,920,105)
     Proceeds from maturity of fixed maturity investments                                 3,098,000            3,713,514
     Purchase of equity securities  -  cost                                              (1,019,500)          (2,882,723)
     Proceeds from sale of equity securities                                                 20,959            2,767,938
     Net decrease in short-term investments                                                 671,987              311,685
     Additions to property and equipment                                                    (33,708)             (40,821)
                                                                                          ---------            ---------
          Net Cash (Used) by Financing Activities                                        (5,950,792)          (5,050,512)
                                                                                          ---------            ---------
Financing Activities
     Proceeds from issuance of common stock                                                     359                  525
     Repayment of note payable - bank                                                      (250,000)          (1,395,000)
                                                                                            -------            ---------
          Net Cash  (Used) by Financing Activities                                         (249,641)          (1,394,475)
                                                                                            -------            ---------

Net increase in cash                                                                        410,840              365,603
Cash at beginning of period                                                                  82,637                  951
                                                                                            -------              -------
          Cash at End of Period                                                            $493,477             $366,554
                                                                                            =======              =======

Supplemental cash flow information
     Cash paid during the period for:
          Interest                                                                          $21,697              $83,416
          Income taxes                                                                   $1,380,000             $905,000



                 See notes to consolidated financial statements.


                                       4 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------
Unico American Corporation is an insurance holding company. Unico American and its subsidiaries, all of which are wholly owned (the "Company"), provide, primarily in California, property, casualty, health and life insurance, and related premium financing.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation
---------------------
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While every effort is made to ensure the integrity of such estimates, actual results could differ from those estimates.

Investments
-----------
Although all of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as a separate component of stockholders' equity, net of any deferred tax effect. Short-term investments are carried at cost which approximates market value. When a decline in the value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statement of operations. Realized gains and losses are included in the consolidated statements of operations based upon the specific identification method.

Property and Equipment
----------------------
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated depreciation methods over the estimated useful lives of the related assets.

Income Taxes
------------
The provision for income taxes is computed on the basis of income as reported for financial reporting purposes under generally accepted accounting principles. Deferred income taxes arise principally from certain assets and liabilities which are recognized for income tax purposes in different periods than for financial statements.


                                       5 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 2 - RESTRICTED FUNDS
-------------------------
As required by law, the Company segregates from its operating accounts premiums collected from insureds into separate trust accounts. As of a June 30, 1997, these trust funds represent $2,356,409 of the Company's cash and short-term investments. In addition, $2,725,000 of the Company's investments represent statutory deposits of Crusader which are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for Crusader to write certain lines of business in California and for its admission in states other than California.

NOTE 3 - FUNDS HELD AS SECURITY
-------------------------------
Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers.

NOTE 4 - STATUTORY CAPITAL AND SURPLUS
--------------------------------------
As of June 30, 1997, Crusader's statutory capital and surplus were deemed sufficient to support its present insurance premium writings.

NOTE 5 - INCENTIVE STOCK OPTION PLAN
------------------------------------
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 1997, 374,313 options were outstanding of which 275,411 were currently exercisable. During the quarter ended June 30, 1997, options on 50,286 of common stock were exercised. There are no additional options available for future grant under the 1985 plan.

NOTE 6 - CLAIMS AND LITIGATION
------------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. The Company is required to resort to legal proceedings from time-to-time in order to enforce collection of premiums and other commissions or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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


                                       6 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 7 - LEASE COMMITMENTS AND CONTINGENCIES
--------------------------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The lease provides for an annual gross rental of $1,025,952. Erwin Cheldin, the Company's president, chairman and principal stockholder, is the owner of the building. The terms of the lease were at least as favorable to the Company as could have been obtained from unaffiliated third parties. The Company utilizes for its own operation 100% of the space it leases.

NOTE 8
------
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which consist of normal recurring adjustments, to present fairly the results of operations for the three and six months ended June 30, 1997, and June 30, 1996.

NOTE 9
------
The results of operations for the three and six months ended June 30, 1997, should not be considered as necessarily indicative of the results to be expected for the full year.

                                       7 of 12

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

(a)  Liquidity and Capital Resources:
-------------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestment of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader's losses and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 1997, the Company had cash and cash investments of $87,014,630 (at amortized cost) of which $83,878,368 (96%) were investments of Crusader.

As of the quarter ended June 30, 1997, the Company had invested $81,312,638 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments. The balance of the Company's investments were in equity securities of regional utility companies and high-quality, short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $81,312,638 (at amortized cost) include $39,317,305 (48%) of tax exempt, pre-refunded state and municipal bonds, $19,462,644 (24%) of U.S. treasury securities, $22,532,689 (28%) in high-quality industrial bonds and certificates of deposit. The tax exempt interest income earned for the three and six months ended June 30, 1997, was $449,546 and $904,162, respectively. The tax exempt interest income earned for the three and six months ended June 30, 1996, was $443,257 and $853,745, respectively.

The Company's investment policy limits investments in any one company to no more than $1,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. Government or U.S. Government guaranteed issues. The Company's fixed maturity obligations have maturities no greater than eight years. All of the Company's investments are high-grade investment quality.

On March 4, 1997, the Board of Directors declared a $0.07 (seven cents) per common share cash dividend payable on August 15, 1997, to shareholders of record at the close of business on August 1, 1997.

The Company's premium finance subsidiary, American Acceptance Corporation ("AAC"), has a bank credit line of $4,000,000 with a variable rate of interest based on the London Inter Bank Offered Rate ("LIBOR"). This credit line is only used to provide AAC with the additional funds it requires to finance insurance premiums. AAC has been paying down its bank note payable from its internal cash flow as well as from intercompany loans from its parent, Unico. The bank note payable has been reduced from $750,001 as of December 31, 1996 to $500,001 as of June 30, 1997.

                                       8 of 12

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS (continued)
         -------------------------------------

(a)  Liquidity and Capital Resources (continued)
------------------------------------------------
Although material capital expenditures may also be funded through borrowings, the Company believes that cash generated from operations, plus cash and short-term investments at the quarter end, net of trust restriction of $2,356,409 and statutory deposits of $2,725,000, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing additional funds. Crusader is restricted in the amount of dividends it may pay to its parent, Unico, without prior regulatory approval by the California Department of Insurance. Crusader anticipates that it will not be required to obtain prior regulatory approval for any dividend which it may pay to Unico in the next twelve months.

There are no material commitments for capital expenditures as of the date of this report.

(b)  Results of Operations:
---------------------------
All comparisons made in this discussion are comparing the three and six months ended June 30, 1997, to the three and six months ended June 30, 1996, unless otherwise indicated.

The Company's net income increased $210,490 (13%) to $1,884,584 for the three months and $300,827 (9%) to $3,649,738 for the six months ended June 30, 1997, compared to net income of $1,674,094 for the three months and $3,348,911 for the six months ended June 30, 1996. Total revenues increased $762,157 (7%) for the three months and $1,810,191 (8%) for the six months ended June 30, 1997, when compared to the three and six months ended June 30, 1996.

Premium earned before reinsurance increased $1,307,531 (14%) for the three months and $2,110,502 (11%) for the six months ending June 30, 1997. Crusader's primary line of business is its Commercial Package business representing 96% of all premiums earned in both the three months and the six months ended June 30, 1997. The Commercial Package business continued to grow with earned premium increasing $1,044,960 (11%) to $10,243,319 for the three months and $1,601,706
(9%) to $19,899,996 for the six months ended June 30, 1997, as compared to the corresponding period of the prior year. Crusader's other lines of business, which include Commercial Property and Other Liability increased $262,571 (143%) for the three months and $508,796 (135%) for the six months ended June 30, 1997 as compared to the corresponding period of the prior year. The growth in earned premium in California represented 69% of the total increase in earned premium for the three months and 58% for the six months ended June 30, 1997.

Due to additional reinsurance cost, ceded premium increased from 11% of premium earned to 15% of premium earned for the three months and increased from 11% of premium earned to 12% of premium earned for the six months ending June 30, 1997. Although reinsurance cost has increased as a percentage of earned premium for the three and six months ended June 30, 1997, the percentage of premium ceded to premium earned is still lower than the 16% incurred in the fiscal year ended March 31, 1996.

Losses and loss adjustment expenses were 54% of net premium earned for both the three and six months ended June 30, 1997, compared to 56% of net premium earned for the three months and 55% of net premium earned for the six months ended June 30, 1996.


                                       9 of 12

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS (continued)
         -------------------------------------

(b)  Results of Operations (continued)
--------------------------------------
Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are directly or indirectly related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurer pays Crusader a ceding commission which is primarily a reimbursement of the acquisition cost related to the ceded premium.

Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 29% of net premium earned for the three and six months ended June 30, 1997, compared to 27% of net premium earned for the three and six months ended June 30, 1996.

Investment income, excluding realized investment gains, increased $213,896 (21%) to $1,225,391 for the three months and increased $402,880 (20%) to $2,414,861 for the six months ended June 30, 1997, compared to the three and six months ended June 30, 1996. This increase was primarily due to a 15% increase (at amortized cost) in invested assets.

Commissions to agents/brokers decreased $37,005 (11%) for the three months and $68,613 (11%) for the six months ended June 30, 1997, compared to the three and six months ended June 30, 1996. The decrease was primarily due to decreased sales in the health, life and automobile programs.

Other operating expenses decreased $107,092 (15%) for the three months and $138,235 (9%) for the six months ended June 30, 1997, compared to the three and six months ended June 30, 1996. The decrease in expenses for the three months was primarily due to the cost of the Company's annual certified audits being incurred in different periods due to the change in the Company's fiscal year end. The cost of the certified audit for the fiscal year ended March 31, 1996, was incurred in the quarter ended June 30, 1996, while the cost of the certified audit for the fiscal year ended December 31, 1996, was incurred in the quarter ended March 31, 1997. The decrease in expenses for the six months was primarily due to a $61,719 decrease in interest expense due to decreased borrowings.

There were no significant changes in other revenue or expense items.

The effect of inflation on net income of the Company during the three and six months ended June 30, 1997, and 1996 was not significant.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
Not Applicable


                                       10 of 12

                           PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES
------------------------------
(c) During the quarter ended June 30, 1997, the Company issued an aggregate of 50,286 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to an aggregate of two employees of the Company. Of these shares, 6,344 shares were issued in exchange for 2,248 shares of common stock and $5.00 in cash and 43,942 shares were issued in exchange for 14,916 shares of common stock and $3.31 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4 (2) thereof as transactions not involving a public offering.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On June 5, 1997, the Company held its Annual Meeting of Stockholders.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.

(c) At the meeting, the following persons were elected by the vote indicated (there were no abstentions or broker non-votes) as directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified:
                                                                      Against or
                 Name                             For                   Withheld
                 ----                           ---------             ----------
                 Erwin Cheldin                  5,427,966                1,678
                 Lester A. Aaron                5,427,966                1,678
                 Cary L. Cheldin                5,427,966                1,678
                 George C. Gilpatrick           5,427,966                1,678
                 Roger H. Platten               5,427,966                1,678
                 David A. Lewis                 5,427,966                1,678
                 Bernard R. Gans                5,427,966                1,678


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
(a)   Exhibits:
      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K:
      None



                                       11 of 12

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.

                           UNICO AMERICAN CORPORATION

Date: August 11, 1997   By: /s/  Erwin Cheldin
                            ---------------------
                                 Erwin Cheldin
                                 Chairman of the Board, President and Chief
                                 Executive Officer,(Principal Executive Officer)

Date: August 11, 1997   By: /s/  Lester A. Aaron
                            ---------------------
                                 Lester A. Aaron
                                 Treasurer, Chief Financial Officer, (Principal
                                 Accounting and Principal Financial Officer)



                                       12 of 12