Form 10-Q
period 1997-09-30
UNICO AMERICAN CORP
filed 1997-11-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        For the quarterly period from July 1, 1997 to September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                    6,153,203
      Number of shares of common stock outstanding as of November 10, 1997


                                       1 of 12

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                           September 30,          December 31,
                                                                                               1997                   1996
                                                                                           ------------          ------------
ASSETS
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost: September
          30, 1997  $85,836,196; December 31, 1996  $75,984,966                             $87,292,984           $77,109,214
      Equity securities at market (cost: September 30, 1997
         $230,460;  December 31, 1996  $0)                                                      215,630                     -
   Short-term investments, at cost                                                            3,554,947             4,861,745
                                                                                            -----------           -----------
      Total Investments                                                                      91,063,561            81,970,959
Cash                                                                                            157,782                82,637
Accrued investment income                                                                     1,605,064             1,443,551
Accounts and notes receivable, net                                                            7,647,754             8,898,839
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                     402,060               452,943
   Unpaid losses and loss adjustment expenses                                                 2,087,779             2,629,019
Prepaid reinsurance premiums                                                                  1,252,781             1,647,806
Deferred policy acquisition costs                                                             4,967,800             4,953,085
Property and equipment (net of accumulated depreciation)                                        210,841               229,972
Deferred income taxes                                                                         1,470,430             1,503,655
Other assets                                                                                    677,811               638,856
                                                                                            -----------           -----------
     Total Assets                                                                          $111,543,663          $104,451,322
                                                                                            ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                                                  $42,356,119           $39,740,865
Unearned premiums                                                                            21,991,362            22,120,241
Advance premiums                                                                              1,337,113             1,358,671
Funds held as security for performance                                                          731,947               730,426
Accrued expenses and other liabilities                                                        2,283,962             2,395,699
Income taxes payable                                                                            107,874                     -
Note payable - bank                                                                                   -               750,001
                                                                                             ----------            ----------
    Total Liabilities                                                                       $68,808,377           $67,095,903
                                                                                             ----------            ----------

STOCKHOLDERS'  EQUITY
Common stock,  no par -  authorized  10,000,000  shares  issued and  outstanding shares 6,153,203 at September 30, 1997
   and 6,028,781 at December 31, 1996                                                         2,836,781             2,836,422
Net unrealized investment gains                                                                 951,692               742,004
Retained earnings                                                                            38,946,813            33,776,993
                                                                                             ----------            ----------
  Total Stockholders' Equity                                                                 42,735,286            37,355,419
                                                                                            -----------           -----------
     Total Liabilities and Stockholders' Equity                                            $111,543,663          $104,451,322
                                                                                            ===========           ===========

                 See notes to consolidated financial statements.


                                       2 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                              1997              1996             1997             1996
                                                             ------            ------           ------           ------
REVENUES
Insurance Company Revenues
     Premium earned                                       $10,997,409        $9,847,786      $31,784,235       $28,524,110
     Premium ceded                                          1,856,727           953,363        4,410,728         3,049,660
                                                           ----------         ---------      -----------       -----------
          Net Premium Earned                                9,140,682         8,894,423       27,373,507        25,474,450
     Investment income                                      1,239,020         1,043,134        3,584,168         2,979,269
     Net realized investment gains                             24,174                 -           25,093           210,716
     Other income                                                 223                60              383               150
                                                           ----------         ---------       ----------        ----------
          Total Insurance Company Revenues                 10,404,099         9,937,617       30,983,151        28,664,585

Other Revenues from Insurance Operations
     Gross commissions and fees                             1,422,735         1,499,851        4,320,194         4,441,296
     Investment income                                         35,894            47,515          105,607           123,361
     Finance charges and late fees earned                     302,555           298,460          894,480           885,257
     Other income                                                 729             1,456            7,083             4,712
                                                           ----------        ----------       ----------        ----------
          Total Revenues                                   12,166,012        11,784,899       36,310,515        34,119,211
                                                           ----------        ----------       ----------        ----------

EXPENSES
Losses and loss adjustment expenses                         4,846,266         5,159,096       14,742,677        14,274,359
Policy acquisition costs                                    2,726,391         2,269,463        7,965,440         6,734,043
Salaries and employee benefits                                885,196           928,726        2,745,272         2,762,264
Commissions to agents/brokers                                 242,139           312,200          811,600           950,274
Other operating expenses                                      653,822           598,293        2,007,258         2,089,964
                                                            ---------         ---------       ----------        ----------
          Total Expenses                                    9,353,814         9,267,778       28,272,247        26,810,904
                                                            ---------         ---------       ----------        ----------

Income Before Taxes                                         2,812,198         2,517,121        8,038,268         7,308,307

Income Tax Provision                                          861,392           768,380        2,437,724         2,210,655
                                                              -------           -------        ---------         ---------

          Net Income                                       $1,950,806        $1,748,741        5,600,544         5,097,652
                                                            =========         =========

Retained earnings January 1,                                                                  33,776,993        27,345,753
Dividend paid to stockholders                                                                   (430,724)         (418,087)
                                                                                              ----------        ----------
     Retained Earnings September 30,                                                         $38,946,813       $32,025,318
                                                                                              ==========        ==========


PER SHARE DATA
Weighted Average Shares Outstanding                         6,403,457         6,248,511        6,396,280         6,227,995
Earnings Per Share                                              $0.30             $0.28             $0.88            $0.82




                 See notes to consolidated financial statements.


                                       3 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                             1997                 1996
                                                                                            ------               ------

Net Income                                                                               $5,600,544           $5,097,652
Adjustments to reconcile net income to net cash from operations
     Depreciation and amortization                                                           63,438              109,670
     Bond amortization, net                                                                 393,858              445,872
     Net realized (gain) on sale of securities                                              (25,093)            (210,716)
Changes in assets and liabilities
     Premium, notes and investment income receivable                                      1,089,572             (260,396)
     Reinsurance recoverable                                                                592,123            1,562,915
     Prepaid reinsurance premiums                                                           395,025               (9,997)
     Deferred policy acquisitions costs                                                     (14,715)            (395,582)
     Other assets                                                                           (38,956)             425,383
     Reserve for unpaid losses and loss adjustment expenses                               2,615,254            3,065,451
     Unearned premium reserve                                                              (128,879)           1,593,069
     Funds held as security and advanced premiums                                           (20,037)             (43,876)
     Accrued expenses and other liabilities                                                (111,733)              74,862
     Income taxes current/deferred                                                           33,077             (214,742)
                                                                                         ----------           ----------
          Net Cash Provided from Operations                                              10,443,478           11,239,565
                                                                                         -----------          ----------

Investing Activities
     Purchase of fixed maturity investments                                             (15,372,354)         (14,839,296)
     Proceeds from maturity of fixed maturity investments                                 5,098,000            5,946,892
     Purchase of equity securities - cost                                                (1,019,500)          (3,546,673)
     Proceeds from sale of equity securities                                                814,132            2,767,938
     Net decrease in short-term investments                                               1,336,062            1,058,389
     Additions to property and equipment                                                    (44,307)             (48,100)
                                                                                         ----------           -----------
          Net Cash (Used) by Investing Activities                                        (9,187,967)          (8,660,850)
                                                                                         ----------           -----------

Financing Activities
     Proceeds from issuance of common stock                                                     359                1,225
     Repayment of note payable - bank                                                      (750,001)          (1,795,000)
     Dividends paid to shareholders                                                        (430,724)            (418,087)
                                                                                         -----------          -----------
          Net Cash  (Used) by Financing Activities                                       (1,180,366)          (2,211,862)
                                                                                         -----------          -----------

Net increase in cash                                                                         75,145              366,853
Cash at beginning of period                                                                  82,637                  951
                                                                                           --------             --------
          Cash at End of Period                                                            $157,782             $367,804
                                                                                            =======              =======

Supplemental cash flow information Cash paid during the period for:
          Interest                                                                          $21,954             $107,930
          Income Taxes                                                                   $2,295,000           $2,440,000


                 See notes to consolidated financial statements.


                                       4 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Unico American Corporation ("Unico") is an insurance holding company. Unico and its subsidiaries, all of which are wholly owned (the "Company"), provide, primarily in California, property, casualty, health and life insurance, and related premium financing.

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

Investments
Although all of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as a separate component of stockholders' equity, net of deferred income taxes. Short-term investments are carried at cost which approximates market value. When a decline in the value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statement of operations. Realized gains and losses are included in the consolidated statements of operations based upon the specific identification method.

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


                                       5 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBR 30, 1997


NOTE 2 - RESTRICTED FUNDS
As required by law, the Company segregates from its operating accounts premiums collected from insureds into separate trust accounts. As of a September 30, 1997, these trust funds represent $2,021,155 of the Company's cash and short-term investments. In addition, $2,725,000 of the Company's investments represents statutory deposits of Crusader which are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of
Nevada. These deposits are required for Crusader to write certain lines of business in California and for its admission in states other than California.

NOTE 3 - FUNDS HELD AS SECURITY
Funds held as security for performance represent funds received in order to guarantee the contractual obligations entered into with customers.

NOTE 4 - STATUTORY CAPITAL AND SURPLUS
As of September 30, 1997, Crusader's statutory capital and surplus were deemed sufficient to support its present insurance premium writings.

NOTE 5 - INCENTIVE STOCK OPTION PLAN
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 1997, 374,313 options were outstanding of which 275,411 were currently exercisable. There are no additional options available for future grant under the 1985 plan.

NOTE 6 - CLAIMS AND LITIGATION
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. The Company is required to resort to legal proceedings from time to time in order to enforce collection of premiums and other commissions or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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


                                       6 of 12

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." SFAS No. 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company will adopt the provisions of SFAS No. 128 in the 1997 year-end consolidated financial statements.

Pro forma basic and diluted earnings per share for the three months and nine months ended September 30, 1997 and 1996, assuming that SFAS No. 128 was effective as of the beginning of the year, are presented below:

                        Three Months Ended                   Nine Months Ended
                          September 30,                         September 30,
                          -------------                         -------------
                      1997             1996                1997            1996
                      ----             ----                ----            ----

    Basic EPS        $0.32            $0.29               $0.91            $0.85
    Diluted EPS      $0.30            $0.28               $0.88            $0.82

Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997 and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to stockholders. SFAS No. 131 establishes standards for disclosures related to business operating segments. The Company is currently evaluating the impact that these statements will have on the consolidated financial statements.

NOTE 9
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which consist of normal recurring adjustments, to present fairly the results of operations for the three and nine months ended September 30, 1997, and September 30, 1996.

NOTE 10
The results of operations for the three and nine months ended September 30, 1997, should not be considered as necessarily indicative of the results to be expected for the full year.



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

Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 1997, the Company had cash and cash investments of $89,779,385 (at amortized cost) of which $86,625,573 (96%) were investments of Crusader.

As of the quarter ended September 30, 1997, the Company had invested $85,836,196 (at amortized cost) or 96% of its invested assets in fixed maturity obligations. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments. The balance of the Company's investments are in equity securities of a regional utility company and high-quality, short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $85,836,196 (at amortized cost) include $38,539,394 (45%) of tax exempt, pre-refunded state and municipal bonds, $18,472,565 (21%) of U.S. treasury securities, $28,224,237 (33%) in high-quality industrial bonds and $600,000 (1%) of FDIC insured certificates of deposit. The tax exempt interest income earned for the three and nine months ended September 30, 1997, was $448,986 and $1,353,148 respectively. The tax exempt interest income earned for the three and nine months ended September 30, 1996, was $454,961 and $1,308,706 respectively.

The Company's investment policy limits investments in any one company to no more than $1,500,000. This limitation excludes bond premiums paid in excess of par value and U.S. Government or U.S. Government guaranteed issues. The Company's fixed maturity obligations have maturities no greater than eight years. All of the Company's investments are high-grade investment quality.

On August 15, 1997, the Company paid the $0.07 (seven cents) per common share cash dividend which was declared by the Board of Directors on March 4, 1997, to shareholders of record at the close of business on August 1, 1997.

The Company's premium finance subsidiary, American Acceptance Corporation ("AAC"), has a bank credit line with a variable rate of interest based on the London Inter Bank Offered Rate ("LIBOR"). This bank credit line is only used to provide AAC with the additional funds it requires to finance insurance premiums. AAC has been paying down its bank note payable from its internal cash flow as well as from intercompany loans from its parent, Unico. The bank note payable was paid in full on July 3, 1997, resulting in no amounts being outstanding under the bank credit line. Due to decreased utilization, AAC decreased this bank credit line from $4,000,000 to $2,000,000 in September, 1997.



                                       8 of 12

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(a)  Liquidity and Capital Resources (continued)

Although material capital expenditures may also be funded through borrowing, the Company believes that cash generated from operations, plus cash and short-term investments at the quarter end, net of trust restriction of $2,021,155 and statutory deposits of $2,725,000, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds. Crusader is restricted in the amount of dividends it may pay to its parent, Unico, without prior regulatory approval by the California Department of Insurance. Crusader anticipates that it will not be required to obtain prior regulatory approval for any dividend which it may pay to Unico in the next twelve months.

There are no material commitments for capital expenditures as of the date of this report.

 (b)  Results of Operations:

All comparisons made in this discussion are comparing the three and nine months ended September 30, 1997, to the three and nine months ended September 30, 1996, unless otherwise indicated.

The Company's net income increased $202,065 (12%) to $1,950,806 for the three months and $502,892 (10%) to $5,600,544 for the nine months ended September 30, 1997, compared to net income of $1,748,741 for the three months and $5,097,652 for the nine months ended September 30, 1996. Total revenues increased $381,113 (3%) for the three months and $2,191,304 (6%) for the nine months ended September 30, 1997, when compared to the three and nine months ended September 30, 1996.

Premium earned before reinsurance increased $1,149,623 (12%) for the three months and $3,260,125 (11%) for the nine months ending September 30, 1997. Crusader's primary line of business is its Commercial Package business representing 96% of all premiums earned in both the three months and the nine months ended September 30, 1997. The Commercial Package business continued to grow with earned premium increasing $1,090,596 (11%) to $10,586,308 for the three months and $2,692,302 (10%) to $30,486,304 for the nine months ended September 30, 1997, as compared to the corresponding period of the prior year. Crusader's other lines of business, which include Commercial Property and Other Liability increased $59,027 (17%) for the three months and $567,823 (78%) for the nine months ended September 30, 1997 as compared to the corresponding period of the prior year. The growth in earned premium in California represented 73% of the total increase in earned premium for the three months and 63% for the nine months ended September 30, 1997.

The ratio of premium ceded to premium earned increased from 10% to 17% for the three months and increased from 11% to 14% for the nine months ending September 30, 1997. Although this ratio increased, it is still less than the 18% average over the last three fiscal years. Effective July 1, 1997, Crusader increased its per risk loss retention from $150,000 to $250,000. This is only one of many factors which determine ultimate reinsurance costs.




                                       9 of 12

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(b)  Results of Operations (continued)

Losses and loss adjustment expenses were 53% of net premium earned for the three months and 54% of net premium earned for the nine months ended September 30, 1997, compared to 58% of net premium earned for the three months and 56% of net premium earned for the nine months ended September 30, 1996.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are directly or indirectly related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.

Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 30% of net premium earned for the three months and 29% of net premium earned for the nine months ended September 30, 1997, compared to 26% of net premium earned for the three and nine months ended September 30, 1996. This increase was primarily due to a decrease in reinsurance ceding commissions as a percentage of premium ceded.

Investment income, excluding realized investment gains, increased $184,265 (17%) to $1,274,914 for the three months and increased $587,145 (19%) to $3,689,775 for the nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996. This increase was primarily due to a 16% increase (at amortized cost) in invested assets.

Commission and fee income decreased $77,116 (5%) to $1,422,735 for the three months and decreased $121,102 (3%) to $4,320,194 for the nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996. This decrease was primarily due to a decline in commissions and fees from the Company's health and life insurance program of $104,177 (15%) for the three months and $255,655 (12%) for the nine months ended September 30, 1997.

Commissions to agents/brokers decreased $70,061 (22%) for the three months and $138,674 (15%) for the nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996. The decrease was primarily due to decreased sales in the health and life insurance program.

Other operating expenses increased $55,529 (9%) for the three months and decreased $82,706 (4%) for the nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996.

There were no significant changes in other revenue or expense items.

The effect of inflation on net income of the Company during the three and nine months ended September 30, 1997, and 1996 was not significant.


                                       10 of 12

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable



                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K:
      On Form 8-K dated August 27, 1997, with date of earliest event reported being August 25, 1997, Registrant reported under Item 4, a change in Registrant's Certifying Accountant. Item 4 of the Form 8-K was amended by Form 8-KA dated August 29, 1997.


                                       11 of 12

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.


                                             UNICO AMERICAN CORPORATION

Date:   November 12, 1997   By:/s/  Erwin Cheldin
                               ---------------------
                               Erwin Cheldin
                               Chairman of the Board, President and Chief
                               Executive Officer, (Principal Executive Officer)

Date:   November 12, 1997   By:/s/  Lester A. Aaron
                              -----------------------
                               Lester A. Aaron
                               Treasurer, Chief Financial Officer, (Principal Accounting and Principal Financial Officer)


                                       12 of 12