Form 10-K
period 1997-12-31
UNICO AMERICAN CORP
filed 1998-03-27
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1997 Commission File No. 0-3978


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of Registrant's voting stock held by non-affiliates as of March 20, 1998 was $58,607,584 (based on the closing sales price on such date, as reported by the Wall Street Journal).

                                    6,158,861
        Number of shares of common stock outstanding as of March 20, 1998

Portions of the definitive proxy statement which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 1997, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120 day period, the information called for by
Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

                                     PART I

Item 1.  Business
-----------------
Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969. Unico American Corporation is an insurance holding company which provides property, casualty, health and life insurance and related premium financing through its wholly owned subsidiaries. Crusader Insurance Company ("Crusader"), the Company's property and casualty insurance company, represents approximately 85% of the Company's total revenues.

                            General Agency Operations
                            -------------------------
The Company's general agency subsidiaries are as follows:

Unifax Insurance Systems, Inc., ("Unifax") primarily sells and services business package insurance policies. In addition, it also sells and services commercial liability, commercial property, and workers' compensation insurance policies. In February 1997, management decided to discontinue writing new commercial automobile policies for a non-affiliated insurer. These policies were only sold in California. Subsequent to February 1997, Unifax only serviced and renewed existing commercial automobile policies until the book of business was sold to a non-affiliated party in June 1997. Unifax's workers' compensation policies are sold in Arizona and California for a non-affiliated insurer. All other policies are sold and serviced by Unifax in Arizona, California, Nevada, Ohio, Oregon, Pennsylvania, and Washington for Crusader.

Bedford  Insurance  Services,   Inc.,   ("Bedford")  sells  and  services  daily
automobile rental policies in most states for a non-affiliated insurer.

National Coverage Corporation ("NCC") renewed and serviced commercial and personal automobile policies in California for a non-affiliated insurer. This program was terminated in August 1996, and the corporation is now inactive.

As general agents, these subsidiaries market, rate, underwrite, inspect and issue policies, bill and collect insurance premiums, and maintain accounting and statistical data. Unifax is the exclusive general agent for Crusader. Unifax and Bedford are non-exclusive general agents for non-affiliated insurance companies. The Company's marketing is conducted through advertising to independent insurance agents and brokers. For its services, the general agent receives a commission (based on the premium written) from the insurance company and, in some cases, a service fee from the customer. These subsidiaries all hold licenses issued by the California Department of Insurance and other states where applicable.

                       Insurance Claim Adjusting Operation
                       -----------------------------------
The Company's subsidiary, U.S. Risk Managers, Inc., ("U.S. Risk") provides insurance claim adjusting services to the non-affiliated property and casualty insurance company that Bedford represents as a general agent. This service consists of receiving, reserving, adjusting, paying and accounting for insurance claims. U.S. Risk engages independent field examiners for all work performed outside the Company's office. For its services, U.S. Risk receives a percentage of the premium written by the general agent. U.S. Risk operates under a license issued by the California Department of Insurance and other states where applicable. All claim adjusting services for Crusader policies are administered by Crusader. Crusader engages independent field examiners for all work performed outside the Company's office.

                       Insurance Premium Finance Operation
                       -----------------------------------
American Acceptance Corporation ("AAC") is a licensed insurance premium finance company which provides insurance purchasers with the ability to pay their insurance premiums on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company. The premium finance company provides premium financing to Crusader.

                      Health and Life Insurance Operations
                      ------------------------------------
The Company's subsidiaries National Insurance Brokers, Inc., ("NIB") and American Insurance Brokers, Inc., ("AIB") market medical, dental, life, and accidental death and dismemberment insurance through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For its services, these subsidiaries receive a commission from the insurance company. Most of the business is produced through independent insurance agents and brokers who receive a commission from NIB or AIB. NIB and AIB hold licenses issued by the California Department of Insurance. All business is currently written in the State of California.

                              Association Operation
                              ---------------------
The Company's subsidiary Insurance Club, Inc., DBA The American Association for Quality Health Care ("AAQHC"), is a membership association which provides various consumer benefits to its members, including participation in group health care and life insurance policies which AAQHC negotiates for the Association. For these services, AAQHC receives membership and fee income from its members.

                           Insurance Company Operation
                           ---------------------------
General
-------
The insurance company operations are conducted through Crusader, which as of December 31, 1997, is licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon and Washington. Crusader is a multiple line property and casualty insurance company which began transacting business on January 1, 1985. As of December 31, 1997, it was primarily writing business package policies in all the states in which it is licensed. Crusader also writes commercial property and commercial liability policies in those states. Its business is sold through Unifax Insurance Systems, Inc., its sister corporation. Unifax has substantial experience with these classes of business. Crusader is licensed in all property and casualty and disability lines by the California Department of Insurance.

Reinsurance
-----------
A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the Company from primary liability under its policies; and if the reinsurer fails to meet the obligations, the Company must nonetheless pay its policy obligations. Crusader has reinsurance agreements with National Reinsurance Corporation and NAC Reinsurance Corporation, both California admitted reinsurers. National Reinsurance Corporation was acquired by General Reinsurance Corporation in 1996. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses which may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 77% of the participating reinsurers are admitted in California.

The aggregate amount of earned premium ceded to the reinsurers was $6,394,328 for the fiscal year ended December 31, 1997, $4,387,450 for the twelve month period ended December 31, 1996, and $3,307,085 for the nine month fiscal year ended December 31, 1996.

On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk subject to aggregate limits and to catastrophe and clash covers. The catastrophe and clash covers (subject to a maximum occurrence and annual aggregate amount) help protect the Company from one loss occurrence affecting multiple policies. The premium ceded to the reinsurers for the catastrophe and clash covers and for all exposures over $500,000 is a fixed percentage of the premium charged by Crusader. On exposures up to $500,000, the reinsurer charged a provisional rate which is subject to adjustment and is based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. This provisional rated treaty was cancelled and replaced by a flat rated treaty on January 1, 1998. On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader which includes a reimbursement of the cost of acquiring the portion of the premium which is ceded. Crusader does not currently assume any reinsurance. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

Unpaid Losses and Loss Adjustment Expenses
------------------------------------------
Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Historical data includes the 13 years that Crusader has been in operation and the data from its general agent developed with other insurance companies prior to 1985. Since the ultimate liability of Crusader may be greater or less than estimated reserves, all reserves are constantly monitored and adjusted when appropriate. Reserves for loss adjustment expenses are estimated to cover the direct costs associated with specific claims as well as an estimate of administrative costs.

The process of establishing loss reserves involves significant judgmental factors. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1988 through 1997. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date, including the estimated losses that had been incurred but not reported to the Company. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

The redundancies in reserves from fiscal 1988 to the present are due to Crusader's loss reserving practices used in determining its incurred but not reported losses and loss adjustment expenses ("IBNR"). Although redundancies have been reported for all years except 1994, there is no assurance the redundancies will continue and the Company believes a change in the way it computes IBNR is not warranted. Crusader is a relatively small insurance company with 13 years of its own statistical experience. Crusader is constantly changing its product mix and exposures, including the types of businesses insured within its business package program as well as its lines of business. In addition, it is regularly expanding its territories both inside and outside of California and is growing in premium volume. Considering the uncertainties from this changing environment as well as its limited internal data and history, the Company recognizes the difficulties in developing its own unique IBNR statistics; therefore, it incorporates industry standards and averages into its estimates. When Crusader establishes its IBNR reserves, although conservative, it is still well below industry average; and the Company believes that it is properly stated. When subsequent development justifies changes in IBNR, the Company acts accordingly.

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

                           CRUSADER INSURANCE COMPANY
            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT



                                                                                  Fiscal Year Ended March 31
                                      ------------------------------------------------------------------------------------------
                                         1988         1989         1990         1991         1992        1993          l994
                                         ----         ----         ----         ----         ----        ----          ----

          Reserve for Unpaid
          Losses and Loss
          Adjustment Expenses         $16,574,249  $23,511,133  $23,601,435  $22,918,442  $21,249,902  $20,824,039   $21,499,778

          Paid Cumulative as of
          1 Year Later                  6,924,260    6,326,868    6,204,559    6,425,329    6,368,554    8,904,427     7,687,180
          2 Years Later                10,927,698   10,726,038   10,357,708   10,946,318    9,583,885   10,824,024    13,453,833
          3 Years Later                13,313,849   13,652,062   12,935,827   12,409,499   11,814,445   13,178,262    16,597,366
          4 Years Later                14,639,530   15,121,985   13,561,987   12,951,511   12,667,989   14,462,911    19,073,442
          5 Years Later                15,163,791   15,316,299   13,768,277   13,357,941   13,093,970   15,821,444
          6 Years Later                15,218,575   15,385,519   13,866,654   13,459,123   13,385,215
          7 Years Later                15,382,717   15,416,138   13,923,206   13,422,013
          8 Years Later                15,381,552   15,450,239   13,797,865
          9 Years Later                15,398,385   15,467,116
          10 Years Later               15,413,833

          Reserves Reestimated as of
          1 Year Later                 20,893,557   22,315,883   20,990,669   20,153,906   18,562,116   19,599,695    20,912,743
          2 Years Later                19,583,939   20,165,458   18,566,956   17,136,498   15,021,149   15,742,478    20,289,699
          3 Years Later                17,807,451   18,348,965   15,846,416   14,788,046   13,802,009   15,463,566    21,217,766
          4 Years Later                16,729,893   16,385,905   14,631,554   13,961,555   13,620,235   16,174,111    21,843,632
          5 Years Later                15,738,815   15,782,294   14,115,281   13,833,745   13,790,786   16,888,885
          6 Years Later                15,491,674   15,511,081   14,063,578   13,754,304   13,878,797
          7 Years Later                15,419,031   15,471,448   14,063,080   13,529,769
          8 Years Later                15,395,735   15,486,955   13,853,735
          9 Years Later                15,417,748   15,489,438
          10 Years Later               15,414,543
          Cumulative
          Redundancy
          (Deficiency)                 $1,159,706   $8,021,695   $9,747,700   $9,388,673   $7,371,105   $3,935,154     $(343,854)
                                        =========    =========    =========    =========    =========    =========      =========

          Gross Liability for Unpaid Losses and Loss Adjustment Expenses                               $23,011,868   $26,294,199
          Ceded Liability for Unpaid Losses and Loss Adjustment Expenses
          Net Liability for Unpaid Losses and Loss Adjustment Expenses
                                                                                                        (2,187,829)   (4,794,421)
                                                                                                       -----------   -----------
                                                                                                       $20,824,039   $21,499,778
                                                                                                        ==========    ==========

          Gross Liability                                                                              $22,952,553   $23,232,154
          Reestimated
          Ceded Liability                                                                               (6,063,668)   (1,388,522)
                                                                                                       -----------   -----------
          Reestimated
          Net Liability Reestimated                                                                    $16,888,885   $21,843,632
                                                                                                        ==========    ==========
          Gross Reserve Redundancy (Deficiency)                                                            $59,315    $3,062,045
                                                                                                            ======     =========


                           CRUSADER INSURANCE COMPANY
            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                                                  Fiscal Year Ended           Fiscal Year Ended
                                                                                       March 31                   December 31
                                                                                   -----------------         ------------------
                                                                                  1995          1996         1996          1997
                                                                                  ----          ----         ----          ----
                                                                                                        (Nine Months)
          Reserve for Unpaid
          Losses and Loss
          Adjustment Expenses                                                  $27,633,304  $32,682,153   $37,111,846  $40,591,248

          Paid Cumulative as of
          1 Year Later                                                           8,814,611    7,019,175    10,996,896
          2 Years Later                                                         13,502,224   15,292,415
          3 Years Later                                                         18,911,104



          Reserves Reestimated as of
          1 Year Later                                                          25,666,251   31,232,388    32,838,369
          2 Years Later                                                         24,984,032   28,636,286
          3 Years Later                                                         24,575,023


          Cumulative
          Redundancy
          (Deficiency)                                                          $3,058,281   $4,045,867    $4,273,477
                                                                                 =========    =========     =========
          Gross Liability for Unpaid Losses and Loss Adjustment Expenses       $32,370,752  $37,006,458   $39,740,865   $42,004,851
          Ceded Liability for Unpaid Losses and Loss Adjustment Expenses        (4,737,448)  (4,324,305)   (2,629,019)   (1,413,603)
                                                                                ----------   ----------    ----------    ----------
          Net liability for Unpaid Losses and Loss Adjustment Expenses         $27,633,304  $32,682,153   $37,111,846   $40,591,248



          Gross Liability Reestimated                                          $27,503,813  $31,490,506   $37,561,432
          Ceded Liability                                                       (2,928,790)  (2,854,220)   (4,723,063)
                                                                                ----------   ----------    ----------
          Net Liability Restimated                                             $24,575,023  $28,636,286   $32,838,369
                                                                                ==========   ==========    ==========
          Gross Reserve Redundancy (Deficiency)                                 $4,866,939   $5,515,952    $2,179,433


The following table presents an analysis of losses and loss adjustment expenses and provides a reconciliation of beginning and ending reserves for losses and loss adjustment expenses net of reinsurance for the fiscal year ended December 31, 1997, for the nine month fiscal year ended December 31, 1996, and the fiscal year ended March 31, 1996.


                                                CRUSADER INSURANCE COMPANY
                                              RECONCILIATION OF LOSS RESERVES


                                                                                         Fiscal Year Ended
                                                                          ---------------------------------------------------
                                                                           December 31         December 31          March 31
                                                                              1997                1996                1996
                                                                              ----                ----                ----
                                                                                              (Nine Months)

Reserve for unpaid losses and loss adjustment expenses
        at beginning of year - net of reinsurance                          $37,111,846         $32,682,153        $27,633,304
                                                                            ----------          ----------         ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                             23,564,325          16,251,499         19,276,602
   Increase (decrease) in provision for events of prior
     years (1)                                                              (4,275,759)         (1,449,765)        (1,967,053)
                                                                            ----------          ----------         ----------
          Total losses and loss adjustment expenses                         19,288,566          14,801,734         17,309,549
                                                                            ----------          ----------         ----------

Payments
   Losses and loss adjustment expenses attributable to
     insured events of the current year                                      4,812,268           3,352,866          3,446,088
   Losses and loss adjustment expenses attributable to
     insured events of prior years                                          10,996,896           7,019,175          8,814,612
                                                                            ----------           ---------          ---------
          Total payments                                                    15,809,164          10,372,041         12,260,700
                                                                            ----------          ----------         ----------

   Reserve for unpaid losses and loss adjustment expenses
        at end of year - net of reinsurance                                $40,591,248         $37,111,846        $32,682,153
                                                                            ==========          ==========         ==========

Reconciliation of liability for losses and loss adjustment
  expense reserves to Balance Sheet
   Reserve for unpaid losses and loss adjustment
      expenses at end of year - net of reinsurance                         $40,591,248         $37,111,846        $32,682,153
   Reinsurance recoverable on unpaid losses at end of
      year                                                                   1,413,603           2,629,019          4,324,305
                                                                            ----------          ----------         ----------
   Reserve for unpaid losses and loss adjustment
      expenses at end of year - gross of reinsurance                       $42,004,851         $39,740,865        $37,006,458
                                                                            ==========          ==========         ==========

 (1) Decreases in incurred losses and loss adjustment expenses related to the indicated prior years reflect favorable loss experience during these years attributable to a number of combined factors which have produced favorable frequency and severity trends in recent years. In addition, actuarial assumptions based on historical trends have proven to be conservative.


Net Premium Written to Policyholders' Surplus Ratio
---------------------------------------------------
The following table shows, for the periods indicated, Crusader's statutory ratios of net premiums written to statutory policyholders' surplus. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader which establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that such ratio should generally be no greater than 3 to 1.

                                                                     Twelve Months Ended
                                           -------------------------------------------------------------------------------
                                                      December 31                                  March 31
                                           ----------------------------      ---------------------------------------------
                                                   1997         1996             1996             1995              1994
Statutory
-------------------------------------

Net Premiums Written                      $36,059,086       $36,652,776      $32,915,964       $30,785,970      $27,583,084

Policyholders' Surplus                    $30,899,761       $25,748,757      $22,721,183       $19,585,839      $17,313,744
Ratio                                        1.2 to 1          1.4 to 1         1.4 to 1          1.6 to 1         1.6 to 1

Regulation
----------
The insurance company operation is subject to regulation by the California Department of Insurance ("the insurance department") and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The last examination of Crusader by the insurance department covered the three years ended December 31, 1994, and was completed in November of 1995.

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

A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. At December 31, 1997, Crusader's adjusted capital was well in excess of the required capital levels.

California Insurance Guarantee Association
In 1969, the California Insurance Guarantee Association ("CIGA") was created pursuant to California law to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. Crusader is subject to assessment by CIGA for its pro-rata share of such claims (based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California). Such assessments are based upon estimates of losses incurred in liquidating an insolvent insurer. In a particular year, Crusader cannot be assessed an amount greater than 1% of its premiums written in the preceding year. California Insurance Code Sections 1063.5 and 1063.14 allow Crusader to recoup assessments by surcharging policyholders.No assessment was made by CIGA for the 1997 calendar year.

Holding Company Act
-------------------
Crusader is subject to regulation by the insurance department pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the insurance department may examine the affairs of Crusader at any time. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the insurance department. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving one-half of one percent of admitted assets as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the insurance department of any dividend after declaration, but prior to payment. The Company is in compliance with the Holding Company Act.

Rating
------
Crusader has been rated A- (Excellent) by A.M. Best Company since its initial rating in 1990.

                                   Investments
                                   -----------
The investments of the Company are made by the Company's Chief Financial Officer under the supervision of an investment committee appointed by the Company's Board of Directors. The Company's investment guidelines are to maintain the Company's cash and invested assets in high-grade investments. The Company's fixed maturity obligations have maturities no greater than eight years and consist of U.S. treasury securities, high-grade industrial and municipal obligations, and certificates of deposit. In addition, all investments in municipal obligations are pre-refunded which are secured by U.S. treasury securities. The Company's investment in equity securities consists of common stock shares of a public utility. The balance of the Company's investments are invested in high-grade, short-term instruments consisting of bank money market accounts, certificates of deposit, and commercial paper. These investments are either FDIC insured or are in an institution with a Moody's rating of P1 and/or Standard & Poor's rating of A1. All of the Company's investments are readily marketable and could be liquidated without any material financial impact.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                      (Amounts in Thousands)
                                       -------------------------------------------------------------------------------------
                                           As of December 31            As of December 31              As of March 31
                                                  1997                         1996                         1996

                                          Amortized      Market       Amortized       Market       Amortized        Market
          Type of Security                  Cost          Value          Cost          Value          Cost          Value
          ----------------                  ----          -----          ----          -----          ----          -----

Certificates of deposit                    $   500       $   500       $   798        $   798        $ 1,111       $ 1,111
U.S. treasury securities                    15,480        15,794        22,447         22,613         18,192        18,325
Industrial and miscellaneous
   Taxable bonds                            31,765        32,489        13,106         13,440         10,655        11,015
State and municipal
    tax-exempt bonds                        38,361        39,183        39,634         40,258         38,127        38,437
                                            ------        ------        ------         ------         ------        ------
Total fixed maturity bonds                  86,106        87,966        75,985         77,109         68,085        68,888
Short-term cash investments                  6,137         6,137         4,862          4,862          3,466         3,466
Equity investments                             230           223             -              -            995           998
                                            ------        ------        ------         ------         ------        ------
Total investments                          $92,473       $94,326       $80,847        $81,971        $72,546       $73,352
                                            ======        ======        ======         ======         ======        ======

At December 31, 1997, the Company had a net unrealized gain on all investments of $1,851,659 before income taxes.

The maturity dates of the Company's fixed maturity investments at December 31, 1997, and December 31, 1996, were as follows:

                                                                                 (Amounts in Thousands)
                                                        ----------------------------------------------------------------------
                                                                 December 31, 1997                   December 31, 1996
                                                              Amortized          Market           Amortized         Market
        Fixed maturities due                                    Cost              Value             Cost             Value
        --------------------                                 ------------------------------------------------------------

        Within 1 year                                         $11,073            $11,109           $ 9,204         $ 9,274
        Beyond 1 year but within 5 years                       46,082             47,126            46,501          47,052
        Beyond 5 years but within 10 years                     28,951             29,731            20,280          20,783
                                                               ------             ------            ------          ------
             Total                                            $86,106            $87,966           $75,985         $77,109
                                                               ======             ======            ======          ======



                                   Competition
                                   -----------
General
-------
The property and casualty insurance industry is highly competitive on the basis of price and service. It is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity.

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

Insurance Company and General Agency Operations (Property & Casualty)
---------------------------------------------------------------------
The Company's property and casualty insurance business continues to be very competitive. There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company. The principal method of competition among these competitors is price. While the Company attempts to meet this competition with competitive prices, its emphasis is on service, promotion, and distribution.

Insurance Claim Adjusting Operation
-----------------------------------
The insurance claim adjusting operation generates all its business from "in-house production" for a non-affiliated insurance company; thus, competition is not a major factor as long as U.S. Risk produces a quality product at a fair price. Its growth is dependent on the growth of the general agency operation which produces the business.

Insurance Premium Financing Operation
-------------------------------------
The insurance premium financing operation finances Crusader policies and, until February 1997, commercial automobile policies written through Unifax for a non-affiliated insurer. Although competition is intense in the premium finance business, the competitive pricing, the quality of its service, and the ease and convenience of financing with AAC has made its growth and profitability possible. Its continued growth is dependent on the growth of Crusader and Unifax.

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is also intense. Approximately 90% of the Company's present health and life business is from the CIGNA HealthCare medical and dental plan programs. This percentage is approximately the same as the prior year. The Company is continuing its efforts to diversify and offer a wider variety of products to its customers, and it believes that this effort will make it more competitive and should increase future revenues.


                                    Employees
                                    ---------
On February 5, 1998, the Company employed 144 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.


Item 2.  Properties
-------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The lease provides for an annual gross rent of $1,025,952. Erwin Cheldin, the Company's president, chairman and principal stockholder, is the owner of the building. On February 22, 1995, the Company signed an extension to the lease with no increase in rent to March 31, 2007. The Company believes that the terms of the lease at inception and at the time the lease extension was signed were at least as favorable to the Company as could have been obtained from non-affiliated third parties.

The Company utilizes for its own operations 100% of the space it leases.


Item 3.  Legal Proceedings
--------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. The Company is required to resort to legal proceedings from time-to-time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                     PART II
                                     -------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) and dividends paid during the last two comparable twelve month periods are as follows:

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


        March 31, 1997                10 7/8              9 5/8           $0.07
        June 30, 1997                 11 1/4              9 3/4
        September 30, 1997            11 3/4             10 3/4
        December 31, 1997             14 1/8             11 1/2


As of December 31, 1997, the approximate number of shareholders of record of the Company's common stock was 700. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 1,000.

The Company has declared a cash dividend on its common stock annually since June 24, 1991. The Company's intention is to declare annual cash dividends subject to continued profitability and cash requirements. On March 4, 1997, the Company declared its latest annual cash dividend of $0.07 per common share payable on August 15, 1997, to shareholders of record on August 1, 1997.

From January 1, 1997, to December 31, 1997, the Company issued an aggregate of 186,751 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to an aggregate of five employees of the Company. Of these shares, an aggregate of 186,284 shares were issued in exchange for an aggregate of 61,964 shares of common stock and an aggregate of 467 shares were issued in exchange for an aggregate of $1,635.81 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.

Item 6.  Selected Financial Data
--------------------------------

                                                                       Fiscal Year Ended
                                         ----------------------------------------------------------------------------------
                                               December 31                                     March 31
                                         ---------------------------        -----------------------------------------------
                                            1997             1996               1996              1995              1994
                                            ----             ----               ----              ----              ----
                                                       (Nine Months)

  Total revenues                        $48,290,721       $34,884,657       $42,468,474        $39,444,223      $32,979,913
  Total costs and expenses               37,301,688        27,505,670        34,060,183         34,486,546       27,931,741
                                         ----------        ----------        ----------         ----------       ----------
  Income before taxes                   $10,989,033        $7,378,987        $8,408,291         $4,957,677       $5,048,172
  Net income                             $7,654,362        $5,174,510        $5,947,481         $3,792,179       $3,521,787
  Basic earnings per share                    $1.25             $0.87             $1.00              $0.64            $0.59
  Diluted earnings per share                  $1.20             $0.83             $0.97              $0.63            $0.58
  Cash dividends per share                    $0.07             $0.07             $0.07              $0.07            $0.07
  Total assets                         $112,942,384      $104,451,322       $95,817,377        $87,456,701      $76,999,203
  Long term debt                           $723,066          $730,426          $758,135           $750,824       $1,151,834
  Stockholders' equity                  $45,060,784       $37,355,419       $32,387,158        $26,147,827      $22,843,567

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operation
         ------------
In December 1996, the Company changed its fiscal year end from March 31 to December 31, effective December 31, 1996. As a result of this change, the Company's fiscal year ended December 31, 1996, consisted of nine months. For that reason, management's discussion and analysis includes many comparisons of the Company's fiscal year ended December 31, 1997, which consists of twelve months, to the comparable twelve month period of the prior year. The financial information for the unaudited twelve month period ended December 31, 1996, is included in this discussion for comparisons.

                        Liquidity and Capital Resources:
                        --------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding unrealized gains) at December 31, 1997, were $92,530,294 compared to $80,929,348 at December 31, 1996, a 14% increase. Crusader's cash and investments at December 31, 1997, was $88,456,803, or 96% of the total held by the Company compared to $77,833,104 or 96% of the total held by the Company at December 31, 1996.

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

The Company's investments are as follows:

                                                          December 31               December 31               March 31
                                                               1997                    1996                     1996
                                                        -------------------      ------------------       ------------------
                                                             Amount        %         Amount        %         Amount        %

Fixed maturities (at amortized cost)
   Certificates of deposit                              $    500,000       1     $    798,000      1      $ 1,111,378      1
   U.S. treasury securities                               15,480,258      18       22,447,391     30       18,191,847     27
   Industrial and miscellaneous  (taxable)                31,765,034      37       13,105,416     17       10,655,316     16
   State and municipal (tax exempt)                       38,361,279      44       39,634,159     52       38,126,835     56
                                                          ----------     ---       ----------    ---       ----------    ---
        Total fixed maturity investments                  86,106,571     100       75,984,966    100       68,085,376    100
                                                          ----------     ===       ----------    ===       ----------    ===

Short-term cash investments (at cost)
   Certificates of deposit                                   225,000       4          125,000      3           25,000      1
   Commercial paper                                        4,750,000      77        2,810,000     58        2,230,000     64
   Bank money market accounts                                426,775       7        1,144,292     23        1,186,602     34
   Short-term U.S. treasury                                  732,216      12          757,653     15                -      -
   Bank savings accounts                                       3,504       -           24,800      1           24,430      1
                                                           ---------     ---        ---------    ---        ---------    ---
        Total short-term cash investments                  6,137,495     100        4,861,745    100        3,466,032    100
                                                           ---------     ===        ---------    ===        ---------    ===

Equity investments (at cost)                                 230,460                        -                 995,237
                                                          ----------               ----------              ----------
Total investments                                        $92,474,526              $80,846,711             $72,546,645
                                                          ==========               ==========              ==========

The tax exempt interest income earned (net of bond premium and discount amortization) during the fiscal year ended December 31, 1997, was $1,809,043 compared to $1,770,382 in the twelve month period ended December 31, 1996. In the fiscal year ended March 31, 1996, tax exempt interest income earned totaled $1,738,799.

The Company's investment policy limits investments in any one company. This limit was raised from $1,000,000 to $1,500,000 in 1997. This limitation excludes bond premiums paid in excess of par value and U.S. Government or U.S.
Government guaranteed issues.

All of the Company's investments are high-grade investment quality; all state and municipal tax exempt fixed maturity investments are pre-refunded issues, and all certificates of deposit are FDIC insured.

AAC has a bank line of credit with a variable rate of interest based on fluctuations in the London Interbank Offered Rate ("LIBOR"). This credit line is only used to provide AAC with the additional funds it requires to finance insurance premiums. AAC has been paying this bank note payable from its internal cash flow as well as from intercompany loans from its parent, Unico. The bank note payable was paid in full on July 3, 1997, resulting in no amounts being outstanding under the bank credit line. Due to decreased utilization, AAC decreased this bank credit line from $4,000,000 to $2,000,000 in September 1997.

The maximum and average bank note payable and weighted average interest rate are as follows:

                                                    Fiscal Year Ended
                                           ---------------------------------
                                           December 31           December 31
                                               1997                  1996
                                               ----                  ----
                                                                (Nine Months)

        Maximum bank note payable            $750,001             $2,000,001
        Average bank note payable            $296,576             $1,387,038
        Weighted average interest rate            7.3%                   7.2%

In addition to the AAC line of credit, Unico has a $2,000,000 line of credit with Union Bank. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 2, 1998, at which time it is expected to be renewed. As of December 31, 1997, no amounts have been borrowed.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,668,472, statutory deposits of $2,725,000, and dividend restriction between Crusader and Unico (as discussed under "Insurance Company Operation - Holding Company Act") plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds (excluding AAC's credit line discussed above).

Dividends paid by Crusader to Unico were $1,500,000 in 1997 and $1,000,000 in 1996. Unico invested $1,000,000 of the 1997 dividend it received from Crusader in a two year U.S. treasury note.

Crusader's statutory capital and surplus as of December 31, 1997, was $30,899,761, an increase of $5,151,004 over December 31, 1996. Crusader's statutory capital and surplus as of December 31, 1996, was $25,748,757, an increase of $3,858,981 over December 31, 1995.

The Company has initiated a review of all computer programs in order that all computer systems will function properly with respect to dates in the year 2000 and thereafter. Some of the older programs were written using two digits rather than four digits to define a year. As a result, these programs have time-sensitive software which would recognize a date of "00" as 1900 rather than 2000. Failure to correct these programs could cause a system failure or miscalculation and disrupt operations or inhibit the Company's ability to conduct normal business activities. The project to review and correct all programs is in progress and is estimated to be completed by the middle of 1999, prior to any anticipated impact on its operating systems. Portions of this project have been completed and tested as of December 31, 1997.

The Company believes that with modification to existing software, the year 2000 issue will not pose significant operational problems for its computer systems. The costs of the project are not expected to have a material adverse effect on the Company's financial position.

There are no material commitments for capital expenditures as of the date of this report.


                              Results of Operation:
                              ---------------------
General
-------
The Company had net income after taxes of $7,654,362 for the fiscal year ended December 31, 1997, compared to $6,849,327 for the twelve month period ended
December 31, 1996, and $5,947,481 for the fiscal year ended March 31, 1996. Total revenue for the fiscal year ended December 31, 1997, was $48,290,721 compared to $45,880,272 for the twelve month period ended December 31, 1996, and $42,468,474 for the fiscal year ended March 31, 1996.

For the fiscal year ended December 31, 1997, income before taxes increased by $1,212,956 (12%) and net income increased by $805,035 (12%) compared to the twelve month period ended December 31, 1996. The increase in pre-tax income was primarily due to an increase of $499,418 (8%) in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader and an increase in investment income of $762,891 (18%) (excluding realized investment gains).

For the twelve month period ended December 31, 1996, income before taxes increased by $1,367,786 (16%) and net income increased by $901,846 (15%) compared to the fiscal year ended March 31, 1996. The increase in pre-tax income was primarily due to an increase of $378,236 (7%) in the underwriting profit from Crusader, an increase in investment income of $369,637 (10%) (excluding realized investment gains), a decrease in other operating expenses of $383,821 (12%), and an increase in net commission and fee income of $252,469 (gross commission and fees less commissions to agents/brokers).

The effect of inflation on the net income of the Company during the fiscal year ended December 31, 1997, was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation
---------------------------
Premium and loss information of Crusader are as follows:

                                                             Fiscal Year          12 Months          Fiscal Year
                                                                Ended               Ended               Ended
                                                             December 31         December 31          March 31
                                                                 1997                1996                1996
                                                                 ----                ----                ----
                                                                                 (Unaudited)

   Gross written premium                                     $42,273,990         $41,425,715         $37,631,357
   Net written premium                                       $35,586,046         $36,643,457         $33,193,911
   Earned premium before reinsurance                         $42,721,222         $38,667,566         $37,554,830
   Earned premium net of reinsurance                         $36,326,894         $34,280,116         $31,477,427
   Losses and loss adjustment expenses                       $19,288,566         $19,201,095         $17,309,549
   Unpaid losses and loss adjustment expenses                $42,004,851         $39,740,865         $37,006,458

In the fiscal year ended December 31, 1997, gross written premium increased by $848,275 (2%) compared to the twelve month period ended December 31, 1996. The increase in gross written premium was primarily attributable to an increase in Crusader's Commercial Package business of $1,419,864 (4%) to $40,881,943. This increase was partially offset by a decrease in Crusader's Commercial

Property and Other Liability line of business of $571,589 (29%). For the fiscal year ended December 31, 1997, the Commercial Package premium accounted for 97% of the Crusader's total written premium. Premium written in California increased $651,454 (2%) to $33,048,085 while premiums written outside of California increased $196,821 (2%) to $9,225,905 compared to the twelve month period ended December 31, 1996. The slight increase in written premiums was primarily due to increased competition in the California and Pacific Northwest markets.

In the twelve month period ended December 31, 1996, gross written premium increased $3,794,358 (10%) compared to the fiscal year ended March 31, 1996. This increase was primarily the result of an increase in Crusader's Commercial Package business of $2,501,146 (7%) and an increase in Commercial Property and Other Liability business of $1,293,212 (193%). For the twelve month period ended December 31, 1996, the Commercial Package premium accounted for 95% of the Crusader's total written premium. Premium written in California increased $2,106,603 (7%) while premium written outside of California increased $1,687,755 (23%).

In the fiscal year ended December 31, 1997, Crusader's direct earned premium increased $4,053,656 (10%) and net premium earned increased $2,046,778 (6%) over the twelve month period ended December 31, 1996. For the twelve month period ended December 31, 1996, Crusader's direct earned premium increased $1,112,736 (3%) and net premium earned increased $2,802,689 (9%) over the fiscal year ended March 31, 1996. The percentage of earned ceded premium to gross premium earned was 15% for the fiscal year ended December 31, 1997, 11% for the twelve month period ended December 31, 1996, and 16% for the fiscal year ended March 31, 1996.

The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for incurred but not reported losses) to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned (the "expense ratio"). The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with generally accepted accounting principles. Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

           Fiscal Year Ended          12 Months Ended          Fiscal Year Ended
              December 31               December 31                 March 31
                 1997                      1996                      1996
                 ----                      ----                      ----
                                        (Unaudited)

Loss ratio       53.1%                     56.0%                     55.0%
Expense ratio    29.1%                     26.5%                     27.2%
                 ----                      ----                      ----
Combined ratio   82.2%                     82.5%                     82.2%
                 ====                      ====                      ====


The Company's future writings and growth are dependent on market conditions, competition, the Company's ability to introduce new profitable products, and its ability to expand geographically. As of December 31, 1997, Crusader was licensed as an admitted insurance company in the states of California, Arizona, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in several other states. Crusader's written premium by state is as follows:

                        Fiscal Year Ended          12 Months Ended          Fiscal Year Ended
                            December 31               December 31                 March 31
                               1997                      1996                      1996
                               ----                      ----                      ----
                                                      (Unaudited)

California                 $33,048,085               $32,396,631               $30,290,028
Washington                   4,704,286                 5,024,276                 4,534,377
Oregon                       2,779,691                 3,052,379                 2,411,704
Arizona                      1,346,589                   862,352                   383,994
Ohio                           242,751                         -                         -
Nevada                         111,077                    90,077                    11,254
Pennsylvania                    41,511                         -                         -
                            ----------                ----------                ----------
     Total                 $42,273,990               $41,425,715               $37,631,357
                            ==========                ==========                ==========

Daily Automobile Rental Insurance Program
-----------------------------------------
The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission and a claim administration fee from a non-affiliated insurance company based on premium written. Commission and fee income from the daily automobile rental insurance program are as follows:

                                                  Fiscal Year Ended          12 Months Ended          Fiscal Year Ended
                                                     December 31               December 31                 March 31
                                                         1997                      1996                      1996
                                                         ----                      ----                      ----
                                                                               (Unaudited)
Daily auto rental program
  Commission and claim
  administration fee                                   $757,098                  $797,481                  $871,841

Revenues during the fiscal year ended December 31, 1997, were $757,098 a decrease of $40,383 (5%) compared to the same period of the prior year. Revenue for the twelve month period ended December 31, 1996, decreased 9% compared to the prior fiscal year.

The daily automobile rental insurance program continues to experience decreased commission and fee income due to decreased premium written. This decrease is due to continued price competition. To avoid underwriting losses for the non-affiliated insurance company which Bedford represents, it continues to produce business only at rates which it believes to be adequate. The Company cannot determine how long this "soft market" condition will continue.


Commercial and Personal Automobile Insurance Program
----------------------------------------------------
Unifax produced commercial auto policies in California for a non-affiliated insurer and received a commission from them based on premium written. Unifax also received a policy service fee from the insured. In February 1997, management decided to discontinue writing new policies in the Unifax commercial automobile program and only serviced and renewed existing policies until the book of business was sold to an non-affiliated third party in June 1997. As consideration for the sale of this book of business, Unifax will receive a percentage of the commission earned for a two year period on policies which were in force at the time of sale.

NCC renewed and serviced existing commercial and personal automobile policies in California for a non-affiliated insurer until August 31, 1996, when the NCC program was discontinued. NCC received a commission and claim administration fee from the non-affiliated insurance company based on premium written and a policy service fee from the insured.

Commercial and personal auto program commission, service fee, and claim administration income are as follows:

                                                  Fiscal Year Ended          12 Months Ended          Fiscal Year Ended
                                                     December 31               December 31                 March 31
                                                         1997                      1996                      1996
                                                         ----                      ----                      ----
                                                                               (Unaudited)
Commercial and personal auto
program commission, service fee,
and claim administration income                        $82,439                   $212,909                  $183,519

Revenue for the fiscal year ended December 31, 1997, decreased $130,470 (61%) compared to the twelve month period ended December 31, 1996, due to the discontinuance of the programs. Revenue for the twelve months ended December 31, 1996, increased $29,390 (16%) compared to the fiscal year ended March 31, 1996.

Health and Life Insurance Program
---------------------------------
Commission income from the health and life insurance sales of NIB and AIB is as follows:

                                                  Fiscal Year Ended          12 Months Ended          Fiscal Year Ended
                                                     December 31               December 31                 March 31
                                                         1997                      1996                      1996
                                                         ----                      ----                      ----
                                                                               (Unaudited)

Commission income                                     $2,083,782                $2,432,208                $2,539,802

NIB and AIB market health and life insurance through non-affiliated insurance companies for individuals and groups. Approximately 90% of the health and life commission income in the fiscal year ended December 31, 1997, was from the CIGNA HealthCare medical and dental plan programs compared to approximately 90% in the same period of the prior year. Revenues for the fiscal year ended December 31, 1997, decreased $348,426 (14%) compared to the twelve month period ended December 31, 1996. Revenues for the twelve month period ended December 31, 1996, decreased $107,594 (4%) compared to the fiscal year ended March 31, 1996.

Group health and life insurance programs
----------------------------------------
The decrease in commission income in the health and life insurance programs is primarily a result of a decrease in sales of small business group accounts due to increased competition in the health insurance field. The rates charged by CIGNA for certain group accounts have not been competitive and have resulted in non-renewal.

Regulations on California health care medical providers to small businesses became effective on July 1, 1993 (AB 1672). These regulations now cover small businesses with 2 to 50 employees. These regulations, among other things, created an alliance of health insurance companies called the Health Insurance Plan of California ("HIPC"). There are currently 20 insurance companies in the alliance. The premiums charged by the insurance companies in the alliance were approved by the State of California and are very competitive. To meet this competition, insurance companies marketing programs outside of HIPC were forced to lower their rates to small groups. The impact of these regulations on the Company was and will continue to be lower revenues from reduced sales on its small business group programs. CIGNA revised its rates in July 1996 and July 1997. In July 1996, some rates were increased which resulted in loss of business and others were decreased to retain existing business. In July 1997 all rates were increased which contributed to a further loss of business.

Individual medical and dental programs
--------------------------------------
Individual medical programs are not affected by AB 1672, and all of the Company's major insurance carriers provide the Company with individual medical insurance programs. Commission income from the individual medical and dental programs continues to increase due to aggressive marketing and the quality of the Company's customer service. However, the increases in commission income on the individual programs, which generally have lower premiums than group programs, were not enough to offset the loss of commission income from the group programs.

New legislation
---------------
The Health Insurance Portability and Accountability Act of 1996 ("HIPPA"), which became effective January 1, 1998, requires that individual health plans accept consumers moving from group plans on a guarantee-issue basis if certain specified criteria is met. Rates charged for individual and group accounts are expected to increase in order to cover the increased costs related to the guarantee-issue policy.

Also effective January 1, 1998, is the implementation of Cal COBRA, a new law that pertains to small groups with 2 to 19 eligible employees. Cal COBRA allows departing employees of small firms to continue their health insurance coverage for at least 18 months at a cost of 110% of the rate charged for group members.

The Company has not determined the effect on health insurance sales resulting from the implementation of the above new legislation.

Workers' Compensation Program
-----------------------------
Unifax produces workers' compensation policies in California and Arizona for a non-affiliated insurer and receives a commission from them based on premium written.

                                              Fiscal Year Ended          Twelve Months Ended          Fiscal Year Ended
                                                 December 31                 December 31                   March 31
                                                    1997                         1996                        1996
                                                    ----                         ----                        ----
                                                                             (Unaudited)

   Commission income                              $298,006                     $81,775                     $15,192

Commission income for the fiscal year ended December 31, 1997, increased $216,231 (264%) compared to the twelve month period ended December 31, 1996. The increase was primarily the result of increased sales of workers' compensation insurance and incentive bonus commissions earned as a result of the increased sales.

Association Operation
---------------------
Membership and fee income from the Association program of AAQHC is as follows:

                                              Fiscal Year Ended          Twelve Months Ended          Fiscal Year Ended
                                                 December 31                 December 31                   March 31
                                                    1997                         1996                        1996
                                                    ----                         ----                        ----
                                                                             (Unaudited)

   Membership and fee income                      $336,968                     $326,491                    $277,754

Membership and fee income in the fiscal year ended December 31, 1997, increased $10,477 (3%) compared to the twelve month period ended December 31, 1996. Membership income increased $48,737 (18%) in the twelve months ended December 31, 1996, compared to the fiscal year ended March 31, 1996. These increases are attributable to an increase in individual and family members in the Association which offset the decrease in group memberships.


Premium Finance Program
-----------------------
Premium finance charges and late fees earned from financing policies are as follows:

                                                                Fiscal Year          Twelve Months         Fiscal Year
                                                                   Ended                 Ended                Ended
                                                                December 31           December 31            March 31
                                                                    1997                 1996                  1996
                                                                    ----                 ----                  ----
                                                                                       (Unaudited)

   Premium finance charges and late fees earned                   $1,191,503           $1,191,796             $1,279,850
   New loans                                                           8,615                9,256                 10,212

American Acceptance Corporation, the Company's insurance premium finance subsidiary, provides premium financing to Crusader, and until February 1997 a non-affiliated insurer on commercial auto policies produced by Unifax. In February 1997, the commercial auto program with the non-affiliated insurer was discontinued. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service to finance those policies. AAC finances policies primarily in California.

Premium finance charges and late fees earned on loans decreased $293 in the fiscal year ended December 31, 1997, compared to the twelve month period ended December 31, 1996. For the twelve months ended December 31, 1996, premium finance charges and late fees earned on loans decreased $88,054 (7%) compared to the fiscal year ended March 31, 1996. The number of AAC loans decreased primarily as a result of fewer Crusader policies being financed in California.

Service Fee Income
------------------
Unifax  sells and services  insurance  policies  for  Crusader.  The service fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

Service fee income from Unifax is as follows:

                                              Fiscal Year Ended          Twelve Months Ended          Fiscal Year Ended
                                                 December 31                 December 31                   March 31
                                                    1997                         1996                        1996
                                                    ----                         ----                        ----
                                                                             (Unaudited)
   Service fee income                             $2,182,074                   $2,105,851                  $1,891,405
   Policies written                                   19,305                       18,359                      16,881

Service fee income is primarily related to the number of policies written by Unifax.


Investment Income
-----------------
Investment income consists of interest, dividends, and net realized investment gains as follows:

                                                          Fiscal Year             Twelve Months            Fiscal Year
                                                             Ended                    Ended                   Ended
                                                          December 31              December 31              March 31
                                                              1997                     1996                   1996
                                                              ----                     ----                   ----
                                                                                  (Unaudited)
   Interest and dividend income
      Insurance company operations                          $4,855,580              $4,073,066              $3,708,891
      Other operations                                         140,681                 160,304                 154,842
                                                             ---------               ---------               ---------
        Total interest and dividend income                   4,996,261               4,233,370               3,863,733

      Net realized investment gains                             25,093                 210,033                  55,743
                                                             ---------               ---------               ---------
        Total investment income                             $5,021,354              $4,443,403              $3,919,476
                                                             =========               =========               =========

Investment interest and dividends earned (excluding net realized gains) increased $762,891 (18%) in the fiscal year ended December 31, 1997, compared to the twelve month period ended December 31, 1996. This increase was primarily due to an increase in invested assets (at amortized value) of $11,627,815 (14%) at December 31, 1997, compared to December 31, 1996, and to the mix of taxable and tax exempt securities in the portfolio. The Company's investments at December 31, 1997 are comprised of $38,361,279 (41%) of tax exempt investments compared to $39,634,159 (49%) of tax exempt investments at December 31, 1996.

For the twelve month period ended December 31, 1996, investment interest and dividends earned (excluding net realized gains) increased $369,637 (10%) compared to the fiscal year ended March 31, 1996. This increase was primarily due to an increase in invested assets (at amortized value) of $8,300,066 (11%) at December 31, 1996, compared to March 31, 1996. The Company's investments at December 31, 1996, were comprised of $39,634,159 (49% of total investments) tax exempt investments and $38,126,835 (53% of total investments) of tax exempt investments at March 31, 1996.

Additional information regarding investments and investment income is described in the "Management Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Operating Expenses
-----------------
Policy Acquisition Costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer which represents a reimbursement of the acquisition costs related to the premium ceded. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.
Policy acquisition costs, net of ceding commission, are as follows:

                                               Fiscal Year Ended         Twelve Months Ended          Fiscal Year Ended
                                                  December 31                December 31                   March 31
                                                     1997                        1996                        1996
                                                     ----                        ----                        ----
                                                                             (Unaudited)

   Commission income                              $10,562,191                  $9,102,302                   $8,569,395
   Ratio to earned premium                                 29%                         27%                          27%


Salaries and Employee Benefits decreased $5,707 for the fiscal year ended December 31, 1997, compared to the twelve month period ended December 31, 1996. Salaries and employee benefits increased $78,677 (2%) in the twelve month period ended December 31, 1996, compared to the fiscal year ended March 31, 1996.

                                               Fiscal Year Ended         Twelve Months Ended          Fiscal Year Ended
                                                  December 31                December 31                   March 31
                                                     1997                        1996                        1996
                                                     ----                        ----                        ----
                                                                             (Unaudited)

   Salaries and employee benefits                 $3,757,959                  $3,763,666                  $3,684,989


Commissions to Agents/Brokers (not including commissions on Crusader policies which are reflected in policy acquisition costs) are generally related to gross commission income. Commissions to agents and brokers decreased $217,776 (17%) for the fiscal year ended December 31, 1997, compared to the twelve month period ended December 31, 1996. This decrease was primarily related to the 14% decrease in health and life insurance commission income. During the twelve month period ended December 31, 1996, commission expense decreased $75,297 (6%) compared to fiscal year ended March 31, 1996. This decrease was also primarily due to a 4% decrease in health and life insurance commissions.

                                               Fiscal Year Ended         Twelve Months Ended          Fiscal Year Ended
                                                  December 31                December 31                   March 31
                                                     1997                        1996                        1996
                                                     ----                        ----                        ----
                                                                             (Unaudited)


   Commission to agents/brokers                   $1,035,599                  $1,253,375                  $1,328,672


Other Operating Expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. Other operating expenses decreased $126,384 (5%) during the fiscal year ended December 31, 1997, compared to the twelve month period ended December 31, 1996. The decrease was primarily due to a decrease in interest expense of $101,425 as a result of the reduction in the Company's bank note payable.

Other operating expenses decreased $383,821 (12%) during the twelve month period ended December 31, 1996, compared to the fiscal year ended March 31, 1996. This decrease was primarily due to a decrease in interest expense of $166,893 as a result of the reduction in the Company's bank note payable.

                                              Fiscal Year Ended          Twelve Months Ended          Fiscal Year Ended
                                                 December 31                 December 31                   March 31
                                                     1997                        1996                        1996
                                                     ----                        ----                        ----
                                                                             (Unaudited)

   Other operating expenses                       $2,657,373                  $2,783,757                  $3,167,578


Forward Looking Statements
--------------------------
Certain statements contained herein that are not historical facts are forward looking. These statements involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include those described under Item 1 - Business - "Competition," premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, the Company's ability to introduce new profitable products, and the Company's ability to expand geographically.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------
Not applicable

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                                                         INDEX TO
                                             CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                  Page
                                                                                                                 Number
                                                                                                                 ------
Independent Auditors' Reports                                                                                    23-24

Consolidated Balance Sheets as of December 31, 1997, and December 31, 1996                                         25

Consolidated  Statements  of Operations  for the fiscal year ended  December 31,                                   26
1997,  twelve months ended December 31, 1996  (unaudited),  nine months ended
December 31 1996, and the fiscal year ended March 31, 1996

Consolidated Statements of Changes in Stockholders' Equity for the fiscal year ended                               27
December 31, 1997, and the nine months ended December 31, 1996, and the fiscal year ended March 31, 1996

Consolidated  Statements  of Cash Flows for the fiscal year ended  December  31,                                   28
1997,  the nine months  ended December  31,  1996,  and the fiscal year ended
March 31, 1996

Notes to Consolidated Financial Statements                                                                         29


                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Unico American Corporation

We have audited the accompanying consolidated balance sheet of Unico American Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

Los Angeles, California
March 20, 1998

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Unico American Corporation


We have audited the accompanying consolidated balance sheets of Unico American Corporation and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended December 31, 1996 and the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico American Corporation and its subsidiaries as of December 31, 1996, and the consolidated results of operations and cash flows for the nine months ended December 31, 1996 and the year ended March 31, 1996 in conformity with generally accepted accounting principles.




GETZ, KRYCLER & JAKUBOVITS

Sherman Oaks, California

March 20, 1997

                                                UNICO AMERICAN CORPORATION
                                                     AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                                            December 31        December 31
                                                                                               1997                1996
                                                          ASSETS                               ----                ----
                                                          ------
Investments
   Available for sale:
     Fixed maturities, at market value (amortized cost:  December 31,
       1997  $86,106,571; December 31, 1996  $75,984,966)                                   $87,965,590         $77,109,214
     Equity securities at market ( cost: December 31, 1997,
       $230,460; December 31, 1996  $0)                                                         223,100                   -
   Short-term investments, at cost                                                            6,137,495           4,861,745
                                                                                             ----------          ----------
      Total Investments                                                                      94,326,185          81,970,959
Cash                                                                                             55,768              82,637
Accrued investment income                                                                     1,807,364           1,443,551
Premiums and notes receivable, net                                                            7,404,606           8,898,839
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                      56,379             452,943
   Unpaid losses and loss adjustment expenses                                                 1,413,603           2,629,019
Prepaid reinsurance premiums                                                                    945,563           1,647,806
Deferred policy acquisition costs                                                             4,886,684           4,953,085
Property and equipment (net of accumulated depreciation)                                        203,709             229,972
Deferred income taxes                                                                         1,005,865           1,503,655
Other assets                                                                                    836,658             638,856
                                                                                            -----------         -----------
        Total Assets                                                                       $112,942,384        $104,451,322
                                                                                            -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                  $42,004,851         $39,740,865
Unearned premiums                                                                            21,673,009          22,120,241
Advance premiums                                                                              1,368,114           1,358,671
Funds held as security for performance                                                          723,066             730,426
Accrued expenses and other liabilities                                                        2,095,567           2,395,699
Income taxes payable                                                                             16,993                   -
Note payable - bank                                                                                   -             750,001
                                                                                             ----------          ----------
        Total Liabilities                                                                   $67,881,600         $67,095,903
                                                                                             ----------          ----------

STOCKHOLDERS'  EQUITY
---------------------
Common stock,  no par - authorized  10,000,000  shares,  issued and  outstanding shares 6,153,706 at December 31, 1997 and 6,028,781
   at December 31, 1996                                                                      $2,838,058          $2,836,422
Net unrealized investment gains                                                               1,222,095             742,004
Retained earnings                                                                            41,000,631          33,776,993
                                                                                             ----------          ----------
        Total Stockholders' Equity                                                          $45,060,784         $37,355,419
                                                                                             ----------          ----------

Total Liabilities and Stockholders' Equity                                                 $112,942,384        $104,451,322
                                                                                            ===========         ===========






           See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Twelve
                                                           Fiscal Year          Months
                                                              Ended             Ended                Fiscal Year Ended
                                                                                            ----------------------------------
                                                           December 31       December 31        December 31         March 31
                                                                                              -----------         --------
                                                               1997              1996              1996               1996
                                                               ----              ----              ----               ----
                                                                              (Unaudited)     (Nine Months)
REVENUES
--------
Insurance Company Revenues
   Premium earned                                          $42,721,222        $38,667,566      $29,373,374        $37,554,830
   Premium ceded                                             6,394,328          4,387,450        3,307,085          6,077,403
                                                           -----------        -----------      -----------        -----------
     Net premium earned                                     36,326,894         34,280,116       26,066,289         31,477,427
   Net investment income                                     4,855,580          4,073,066        3,115,110          3,708,891
   Net realized investment gains                                25,093            210,033          190,491             55,743
   Other income                                                    428                215              185                803
                                                            ----------         ----------       ----------         ----------
        Total Insurance Company Revenues                    41,207,995         38,563,430       29,372,075         35,242,864

Other Revenues from Insurance Operations
     Gross commissions and fees                              5,740,589          5,956,941        4,488,601          5,779,769
     Investment income                                         140,681            160,304          117,774            154,842
     Finance charges and late fees earned                    1,191,503          1,191,796          898,171          1,279,850
     Other income                                                9,953              7,801            8,036             11,149
                                                            ----------         ----------       ----------         ----------
          Total Revenues                                    48,290,721         45,880,272       34,884,657         42,468,474
                                                            ----------         ----------       ----------         ----------

EXPENSES
--------
Losses & loss adjustment expenses                           19,288,566         19,201,095       14,801,734         17,309,549
Policy acquisition costs                                    10,562,191          9,102,302        6,887,173          8,569,395
Salaries and employee benefits                               3,757,959          3,763,666        2,850,985          3,684,989
Commissions to agents/brokers                                1,035,599          1,253,375          946,791          1,328,672
Other operating expenses                                     2,657,373          2,783,757        2,018,987          3,167,578
                                                            ----------         ----------       ----------         ----------
         Total Expenses                                     37,301,688         36,104,195       27,505,670         34,060,183
                                                            ----------         ----------       ----------         ----------

Income Before Taxes                                         10,989,033          9,776,077        7,378,987          8,408,291

Income Tax Provision                                         3,334,671          2,926,750        2,204,477          2,460,810
                                                             ---------          ---------        ---------          ---------

Net Income                                                  $7,654,362         $6,849,327       $5,174,510         $5,947,481
                                                             =========          =========        =========          =========


PER SHARE DATA:
Basic Shares Outstanding                                      6,132,096        5,967,667        5,970,977            5,957,670
Basic Earnings Per Share                                          $1.25            $1.15            $0.87                $1.00
Diluted Shares Outstanding                                    6,401,359        6,240,855        6,250,930            6,150,250
Diluted Earnings Per Share                                        $1.20            $1.10            $0.83                $0.97





          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, THE NINE MONTHS
        ENDED DECEMBER 31, 1996 AND THE FISCAL YEAR ENDED MARCH 31, 1996

                                               Common Shares                Unrealized
                                         -------------------------          Investment
                                          Issued and                          Gains &          Retained
                                         Outstanding         Amount          (Losses)          Earnings            Total
                                         -----------         ------           -------          --------            -----
Balance - March 31, 1995                   5,957,645       $2,834,801        $(177,098)       $23,490,124       $26,147,827

Shares canceled or adjusted                       93                -                -                  -                 -
Cash dividend paid ($0.07
   per share)                                      -                -                -           (417,035)         (417,035)
Change in market value of
   investments, net of deferred
   income tax                                      -                -          708,885                  -           708,885
Net income                                         -                -                -          5,947,481         5,947,481
                                           ---------        ---------         --------         ----------        ----------
Balance - March 31, 1996                   5,957,738        2,834,801          531,787         29,020,570        32,387,158

Net shares issued for exercise
  of stock options                            71,043            1,621                -                  -             1,621
Cash dividend paid ($0.07
   per share)                                      -                -                -           (418,087)         (418,087)
Change in market value of
   investments, net of deferred
   income tax                                      -                -          210,217                  -           210,217
Net income                                         -                -                -          5,174,510         5,174,510
                                           ---------        ---------          -------         ----------        ----------
Balance - December 31, 1996                6,028,781        2,836,422          742,004         33,776,993        37,355,419

Net shares issued for exercise
  of stock options                           124,787            1,636                -                  -             1,636
Shares canceled or adjusted                      138                -                -                  -                 -
Cash dividend paid ($0.07
   per share)                                      -                -                -           (430,724)         (430,724)
Change in market value of
   investments, net of deferred
   income tax                                      -                -          480,091                  -           480,091
Net income                                         -                -                -          7,654,362         7,654,362
                                           ---------        ---------        ---------         ----------       -----------
Balance - December 31, 1997                6,153,706       $2,838,058       $1,222,095        $41,000,631       $45,060,784
                                           =========        =========        =========         ==========        ==========












          See accompanying notes to consolidated financial statements.

                                                UNICO AMERICAN CORPORATION
                                                     AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Fiscal Year Ended
                                                                             --------------------------------------------
                                                                                    December 31                  March 31
                                                                             ----------------------------
                                                                                1997              1996              1996
                                                                                ----              ----              ----
                                                                                            (Nine Months)
Cash flows from operating activities:
   Net income                                                               $7,654,362        $5,174,510        $5,947,481
   Adjustments to reconcile net income to net cash from
    operations
      Depreciation & amortization                                              104,029            83,488           142,306
      Bond amortization, net                                                   579,228           431,502           577,481
      Net realized (gain) on sale of securities                                (25,093)         (190,491)          (55,743)
   Changes in assets and liabilities
      Premium, notes & investment income receivable                          1,130,420          (940,098)           27,833
      Reinsurance recoverable                                                1,611,980         1,454,711           256,948
      Prepaid reinsurance premiums                                             702,243          (284,182)        1,420,808
      Deferred policy acquisitions costs                                        66,401          (619,377)         (219,772)
      Other assets                                                            (197,802)          232,479          (477,399)
      Reserve for unpaid losses & loss adjustment expenses                   2,263,986         2,734,407         4,635,706
      Unearned premium reserve                                                (447,232)        2,473,739            76,527
      Funds held as security & advanced premiums                                 2,083          (257,666)          (56,438)
      Accrued expenses & other liabilities                                    (300,129)           63,301           157,839
      Income taxes current/deferred                                            267,463          (185,648)         (496,174)
                                                                            ----------        ----------        ----------
         Net Cash Provided from Operations                                  13,411,939        10,170,675        11,937,403
                                                                            ----------        ----------        ----------

Investing Activities
   Purchase of fixed maturity investments                                  (19,934,951)      (12,981,849)      (21,591,676)
   Proceeds from maturity of fixed maturity investments                      8,198,000         4,628,378        13,643,268
   Proceeds from sale of fixed maturity investments                            996,856                 -                 -
   Purchase of equity securities - cost                                     (1,019,500)       (2,253,112)       (1,593,401)
   Proceeds from sale of equity securities                                     814,132         3,438,841           646,714
   Net increase in short-term investments                                   (1,236,490)       (1,373,335)          (83,731)
   Additions to property & equipment                                           (77,766)          (34,841)          (85,428)
                                                                            ----------         ---------         ---------
         Net Cash (Used) by Investing Activities                           (12,259,719)       (8,575,918)       (9,064,254)
                                                                            ----------         ---------         ---------

Financing Activities
   Proceeds from issuance of common stock                                        1,636             1,621                 -
   Repayment of note payable - bank                                           (750,001)       (1,250,000)       (1,975,000)
   Repayment of note payable - related party                                         -                 -          (500,000)
   Dividends paid to shareholders                                             (430,724)         (418,087)         (417,035)
                                                                             ---------         ---------         ---------
         Net Cash (Used) by Financing Activities                            (1,179,089)       (1,666,466)       (2,892,035)
                                                                             ---------         ---------         ---------

Net (decrease) in cash                                                         (26,869)          (71,709)          (18,886)
Cash at beginning of period                                                     82,637           154,346           173,232
                                                                                ------           -------           -------
         Cash at End of Period                                                 $55,768           $82,637          $154,346
                                                                                ======            ======           =======

Supplemental cash flow information Cash paid during the period for:
         Interest                                                              $21,950           $76,312          $290,268
         Income taxes                                                       $2,970,000        $2,515,000        $2,967,000


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

Change of Fiscal Year
---------------------
On December 16, 1996, the Board of Directors approved a change in the Company's fiscal year end from March 31 to December 31 effective December 31, 1996. As a result of the change, the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal year ended December 31, 1996, covers nine months.

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

Investments
-----------
All of the Company's fixed maturity investments are classified as available-for sale and are stated at market value. Although classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

The Company had net unrealized investment gains of $1,222,095 as of December 31, 1997, and net unrealized investment gains of $742,004 as of December 31, 1996.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------
Fair Value of Financial Instruments
-----------------------------------
The Company has used the following methods and assumptions in estimating its fair value disclosures:

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

Income Taxes
------------
The provision for federal income taxes is computed on the basis of income as reported for financial reporting purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense provisions increase or decrease in the same period in which a change in tax rates is enacted.

Earnings Per Share
------------------
Basic earnings per share excludes the impact of common share equivalents and is based upon the weighted average common shares outstanding. Diluted earnings per share utilizes the average market price per share when applying the treasury stock method in determining common share equivalents. Outstanding stock options are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

Revenue Recognition
-------------------
     a.  General Agency Operations
     -----------------------------
     Commissions and service fees due the Company are recognized as income on the effective date of the insurance policies.

     b.  Insurance Company Operations
     --------------------------------
     Premiums are earned on a pro-rata basis over the terms of the policies. Premiums applicable to the unexpired terms of policies in force are recorded as unearned premiums. The Company earns a commission on policies that are ceded to its reinsurers. This commission is considered earned on a pro-rata basis over the terms of the policies.

     c.  Insurance Premium Financing Operations
     ------------------------------------------
     Premium finance interest is charged to policyholders who choose to finance insurance premiums. Interest is charged at rates that vary with the amount of premium financed. Premium finance interest is recognized using a method which approximates the interest (actuarial) method.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------
Losses and Loss Adjustment Expenses
-----------------------------------
The process of establishing loss reserves involves significant judgmental factors. The reserves for unpaid losses and loss adjustment expenses are based on estimates of ultimate claim cost, including claims incurred but not reported. These estimates are reviewed regularly; and as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in results of operations in the period in which they become known. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Restricted Funds
----------------
Restricted funds are as follows:
                                                 Fiscal Year Ended December 31
                                                 ------------------------------
                                                    1997                 1996
                                                    ----                 ----
        Restricted Funds:
           Premium trust funds (1)             $2,668,472            $2,642,932
           Assigned to state agencies (2)       2,725,000               725,000
                                                ---------            ----------
           Total restricted funds              $5,393,472            $3,367,932
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

Deferred Policy Acquisition Costs
---------------------------------
Policy acquisition costs consist of direct and indirect costs associated with the production of insurance policies such as commissions, premium taxes, and certain other underwriting expenses which vary with and are primarily related to the production of the insurance policy. Policy acquisition costs are deferred and amortized as the related premiums are earned and are limited to their estimated realizable value based on the related unearned premiums plus investment income less anticipated losses and loss adjustment expenses. Ceding commission applicable to the unexpired terms of policies in force are recorded as unearned ceding commission which is included in deferred policy acquisition costs.

Reinsurance
-----------
The Company cedes reinsurance to provide for greater diversification of business, to allow management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and reinsurance recoverable on both paid and unpaid losses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

Reclassifications
-----------------
Certain reclassifications have been made to prior year balances to conform to the current year presentation.

                            UNICO AMERICA CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------
Recently Issued Accounting Standards
------------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes the impact of common share equivalents and is based upon the weighted average common shares outstanding. Diluted earnings per share utilizes the average market price per share when applying the treasury stock method in determining common share equivalents. The Company adopted the provisions of SFAS No. 128 in the December 31, 1997, financial statements, including the earnings per share for all prior periods. Outstanding stock options are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

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


NOTE 2 - ADVANCE PREMIUMS
-------------------------
Unico subsidiaries selling auto, health, life, and dental insurance policies require payments of premium prior to the effective date of coverage. To conform with the above requirement, invoices are sent out as early as two months prior to the effective date of the policy and payments are received prior to the policy effective date. Insurance premiums received by these subsidiaries for coverage effective after the balance sheet date are recorded as advance premiums.

NOTE 3 -  INVESTMENTS
---------------------
A summary of net investments and related income is as follows:

                                                     Investment Income
                                                     -----------------
Investment income is summarized as follows:

                                                                                       Fiscal Year Ended
                                                                      ----------------------------------------------------
                                                                      December 31         December 31           March 31
                                                                           1997                1996                 1996
                                                                           ----                ----                 ----
                                                                                         (Nine Months)

        Fixed maturities                                                $4,694,838          $3,041,485          $3,587,856
        Equity securities                                                   48,960              46,144               5,886
        Short-term investments                                             253,053             145,855             264,956
                                                                         ---------           ---------           ---------
        Total investment income                                          4,996,851           3,233,484           3,858,698
        Less investment expenses                                               590                 600              (5,035)
                                                                         ---------           ---------           ---------
             Net investment income                                      $4,996,261          $3,232,884          $3,863,733
                                                                         =========           =========           =========



                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  INVESTMENTS (continued)
--------------------------------
Net realized investment gains and (losses) are summarized as follows:

                                                                                      Fiscal Year Ended
                                                                     ----------------------------------------------------
                                                                       December 31        December 31           March 31
                                                                         1997                1996                 1996
                                                                         ----                ----                 ----
                                                                                         (Nine Months)

        Gross realized gains:
           Fixed maturities                                               $     -             $      -            $ 7,193
           Equity securities                                               25,093              196,413             48,550
        Gross realized (losses):
           Equity securities                                                    -              ( 5,922)                 -
                                                                           ------              -------             ------
             Net realized investment gains                                $25,093             $190,491            $55,743
                                                                           ======              =======            =======


A summary of the unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

                                                                                         Fiscal Year Ended
                                                                       ---------------------------------------------------
                                                                        December 31         December 31           March 31
                                                                            1997                1996                 1996
                                                                            ----                ----                 ----
                                                                                           (Nine Months)

        Gross unrealized appreciation:
           Fixed maturities                                             $1,878,723           $1,183,881           $954,381
           Equity securities                                                     -                    -              2,838
        Gross unrealized (depreciation):
           Fixed maturities                                                (19,704)             (59,633)          (151,480)
           Equity securities                                                (7,360)                   -                  -
                                                                             -----               ------            -------
        Net unrealized appreciation
           (depreciation) on investments                                 1,851,659            1,124,248            805,739
        Deferred federal income taxes                                     (629,564)            (382,244)          (273,952)
                                                                           -------              -------            -------
           Net unrealized appreciation (depreciation),
              net of deferred income taxes                              $1,222,095             $742,004           $531,787
                                                                         =========              =======            =======


The amortized cost and estimated market value of fixed maturity investments at December 31, 1997, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                    Estimated
                                             Amortized               Market
                                               Cost                  Value
                                               ----                  -----
Due in one year or less                    $11,073,532           $ 11,108,518
Due after one year through five years       46,081,678             47,126,488
Due after five years through ten years      28,951,361             29,730,584
                                            ----------             ----------
   Total fixed maturities                  $86,106,571            $87,965,590
                                            ==========             ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - INVESTMENTS (continued)
-------------------------------
The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:

                                                                           Gross               Gross           Estimated
                                                     Amortized           Unrealized         Unrealized           Market
                                                        Cost               Gains              Losses             Value
December 31, 1997                                       ----               -----              ------             -----
-----------------
Available for sale
   Fixed maturities
     Certificates of deposit                          $   500,000           $        -         $     -          $   500,000
     U.S. treasury securities                          15,480,258              313,491             224           15,793,525
     State and municipal
       tax exempt bonds                                38,361,279              822,093               -           39,183,372
     Industrial and miscellaneous
       taxable bonds                                   31,765,034              743,139          19,480           32,488,693
                                                       ----------            ---------          ------           ----------
          Total fixed maturities                      $86,106,571           $1,878,723         $19,704          $87,965,590
                                                       ==========            =========          ======           ==========

December  31, 1996
------------------
Available for sale
   Fixed maturities
     Certificates of deposit                          $   798,000            $       -         $     -         $    798,000
     U.S. treasury securities                          22,447,391              185,410          19,699           22,613,102
     State and municipal
       tax exempt bonds                                39,634,159              657,634          33,652           40,258,141
     Industrial and miscellaneous
       taxable bonds                                   13,105,416              340,837           6,282           13,439,971
                                                       ----------            ---------          ------           ----------
          Total fixed maturities                      $75,984,966           $1,183,881         $59,633          $77,109,214
                                                       ==========            =========          ======           ==========

Short-term investments have an initial maturity of one year or less and consist of the following:

                                               Fiscal Year Ended December 31
                                               -----------------------------
                                                 1997                   1996
                                                 ----                   ----
Certificates of deposit                     $  225,000             $  125,000
Commercial paper                             4,750,000              2,810,000
Commercial bank money market accounts          426,775              1,144,292
Short-term U.S. treasury note                  732,216                757,653
Savings account                                  3,504                 24,800
                                             ---------              ---------
   Total short-term investments             $6,137,495             $4,861,745
                                             =========              =========



NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
-----------------------------------------------------------------
Property and equipment consist of the following:

                                                                                            Fiscal Year Ended December 31
                                                                                            -----------------------------
                                                                                               1997                 1996
                                                                                               ----                 ----
Furniture, fixtures, computer, office, and transportation equipment                        $2,204,554            $2,449,581
Accumulated Depreciation                                                                    2,000,845             2,219,609
                                                                                            ---------             ---------
   Net property and equipment                                                              $  203,709            $  229,972
                                                                                              =======               =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PREMIUMS AND NOTES RECEIVABLE, NET
-------------------------------------------
Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.
                                               Fiscal Year Ended December 31
                                               -----------------------------
                                                1997                 1996
                                                ----                 ----
Premiums receivable                         $2,525,588            $3,171,706
Premium finance notes receivable             4,902,269             5,751,709
                                             ---------             ---------
   Total premiums and notes receivable       7,427,857             8,923,415
Less allowance for doubtful accounts            23,251                24,576
                                             ---------             ---------
   Net premiums and notes receivable        $7,404,606            $8,898,839
                                             =========             =========

Bad debt expense for the fiscal year ended December 31, 1997, and the nine month fiscal year ended December 31, 1996, was $28,903 and $22,387, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.


NOTE 6 - DEFERRED POLICY ACQUISITION COSTS
------------------------------------------
Deferred policy acquisition costs, net of ceding commission, consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are related to and vary with the production of Crusader Insurance
Company policies. These costs are incurred by Crusader and include allocated expenses of other Unico subsidiaries. Policy acquisition costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including
investment                                                               income.

                                                                                      Fiscal  Year Ended
                                                                        -------------------------------------------------
                                                                        December 31         December 31          March 31
                                                                            1997                1996               1996
                                                                            ----                ----               ----
                                                                                           (Nine Months)

Deferred policy acquisition costs at beginning of year                   $4,953,085          $4,333,708         $4,113,936
Policy acquisition costs incurred during year                            10,495,790           7,506,550          8,789,167
Policy acquisition costs amortized during year                          (10,562,191)         (6,887,173)        (8,569,395)
                                                                         ----------           ---------          ---------
   Deferred policy acquisition costs at end of year                      $4,886,684          $4,953,085         $4,333,708
                                                                          =========           =========          =========


NOTE 7 - CLAIMS AND LITIGATION
------------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is required to resort to legal proceedings from time-to-time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------
The following table sets forth a reconciliation of the liabilities for losses and loss adjustment expenses for the periods shown:

                                                                                           Fiscal Year Ended
                                                                            ------------------------------------------------
                                                                            December 31        December 31          March 31
                                                                                1997                1996               1996
                                                                                ----                ----               ----
                                                                                              (Nine Months)

Reserve for unpaid losses and loss adjustment expenses
     at beginning of year - net of reinsurance                             $37,111,846         $32,682,153        $27,633,304
                                                                            ----------          ----------         ----------


Incurred losses and loss adjustment expenses
   Provision for insured events of current year                             23,564,325          16,251,499         19,276,602
   Increase (decrease) in provision for events of prior
     years (1)                                                              (4,275,759)         (1,449,765)        (1,967,053)
                                                                             ---------           ---------          ---------
          Total losses and loss adjustment expenses                         19,288,566          14,801,734         17,309,549
                                                                            ----------          ----------         ----------

Payments
   Losses and loss adjustment expenses attributable to
     insured events of the current year                                      4,812,268           3,352,866          3,446,088
   Losses and loss adjustment expenses attributable to
     insured events of prior years                                          10,996,896           7,019,175          8,814,612
                                                                            ----------          ----------         ----------
          Total payments                                                    15,809,164          10,372,041         12,260,700
                                                                            ----------          ----------         ----------

   Reserve for unpaid losses and loss adjustment expenses
     at end of year - net of reinsurance                                   $40,591,248         $37,111,846        $32,682,153
                                                                            ==========          ==========         ==========

Reconciliation of liability for losses and loss adjustment
  expense reserves to Balance Sheet
   Reserve for unpaid losses and loss adjustment
     expenses at end of year - net of reinsurance                          $40,591,248         $37,111,846        $32,682,153
   Reinsurance recoverable on unpaid losses at end of
     year                                                                    1,413,603           2,629,019          4,324,305
                                                                            ----------          ----------         ----------
   Reserve for unpaid losses and loss adjustment
      expenses at end of year - gross of reinsurance                       $42,004,851         $39,740,865        $37,006,458
                                                                            ==========          ==========         ==========

 (1) Decreases in incurred losses and loss adjustment expenses related to the indicated prior years reflect favorable loss experience during these years attributable to a number of combined factors which have produced favorable frequency and severity trends in recent years. In addition, actuarial assumptions based on historical trends have proven to be conservative.


NOTE 9 - FUNDS HELD AS SECURITY FOR PERFORMANCE
-----------------------------------------------
Funds held as security for performance represent funds received from the Company's daily automobile rental program which guarantee the contractual obligations of its customers.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - ACCRUED EXPENSES AND OTHER LIABILITIES
------------------------------------------------
Accrued expenses and other liabilities consist of the following:

                                                                Fiscal Year Ended December 31
                                                                -----------------------------
                                                                 1997                  1996
                                                                 ----                  ----
        Premium payable                                      $  525,839            $  708,733
        Unearned claim adjusting income                         300,000               300,000
        Profit sharing contributions                            395,000               375,000
        Accrued contingent interest expense (See Note 14)       300,000               300,000
        Accrued salaries                                        406,117               404,350
        Other                                                   168,611               307,616
                                                              ---------             ---------
             Total accrued expenses and other liabilities    $2,095,567            $2,395,699
                                                              =========             =========


NOTE 11 - NOTE PAYABLE - BANK
-----------------------------
American Acceptance Corporation ("AAC"), the Company's premium finance subsidiary, has a line of credit with Union Bank which can be used only to fund its premium finance operation. At the Company's request, this line of credit was decreased from $4,000,000 to $2,000,000 in September 1997. Interest on the note is referenced to the London Interbank Offered Rate ("LIBOR"). The note amount is collateralized by the assets of AAC and is guaranteed by the Company. The loan agreement contains certain covenants including restrictions on certain transactions between AAC and the Company and the maintenance of certain financial ratios. The note was paid in full on July 3, 1997. The credit line matures September 2, 1998, and is expected to be renewed.


                                                  Fiscal Year Ended December 31
                                                  -----------------------------
                                                      1997                1996
                                                      ----                ----
        Note payable - bank                       $      -             $750,001
                                                   =======              =======

        Maximum bank note payable                 $750,001           $2,000,001
        Average bank note payable                 $296,576           $1,387,038
        Weighted average interest rate                 7.3%                 7.2%

In addition to the AAC line of credit, Unico has a $2,000,000 line of credit with Union Bank. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 2, 1998, at which time it is expected to be renewed. As of December 31, 1997, no amounts have been borrowed.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - LEASE COMMITMENT
--------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for the fiscal year ended December 31, 1997, $769,464 for the nine month period ended December 31, 1996, and $1,025,952 for the fiscal year ended March 31, 1996.

The lease provides for the following minimum annual rental commitments:

        Fiscal Year Ending
        ------------------
        December 31, 1998                                      $1,025,952
        December 31, 1999                                      $1,025,952
        December 31, 2000                                      $1,025,952
        December 31, 2001                                      $1,025,952
        December 31, 2002                                      $1,025,952
        December 31, 2003 (through March 31, 2007)             $4,360,296
                                                                ---------
             Total minimum payments                            $9,490,056

Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building. On February 22, 1995, the Company signed an extension to the lease with no increase in rent to March 31, 2007. The Company believes that the terms of the lease at inception and at the time the lease extension was signed were at least as favorable to the Company as could have been obtained from unaffiliated third parties. The Company utilizes for its own operations 100% of the space it leases.


NOTE 13 - REINSURANCE
---------------------
A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the company from primary liability under its policies; and if the reinsurer fails to meet the obligations, the company must nonetheless pay its policy obligations. The Company continually monitors and evaluates the liquidity and financial strength of its reinsurers to determine their ability to fulfill obligations assumed under the reinsurance contracts.

Crusader has reinsurance agreements with National Reinsurance Corporation and NAC Reinsurance Corporation, both California admitted reinsurers. National Reinsurance Corporation was acquired by General Reinsurance Corporation in 1996. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 77% of the participating reinsurers are admitted in California. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses which may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader's retention increased from $150,000 to $250,000 per risk on July 1, 1997. This retention is subject to a maximum dollar amount and to catastrophe and clash covers. The catastrophe and clash covers (subject to a maximum occurrence and annual aggregate amount) help protect the Company from one loss occurrence affecting multiple policies. The premium ceded to the reinsurers for the catastrophe and clash covers and for all exposures over $500,000 is a fixed percentage of the premium charged by Crusader. On exposures up to $500,000, the reinsurer charges a provisional rate which is subject to adjustment and is based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader, which includes a reimbursement of the cost of acquiring the portion of the premium that is ceded. Crusader does not currently assume any reinsurance from other insurance companies. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - REINSURANCE (continued)
--------------------------------
The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                                                                       Fiscal Years Ended
                                                                         --------------------------------------------------
                                                                         December 31         December 31           March 31
                                                                             1997                1996                1996
                                                                             ----                ----                ----
                                                                                            (Nine Months)

Premiums written:
   Direct business                                                        $42,273,990         $31,847,113        $37,631,357
   Reinsurance assumed                                                              -                   -                  -
   Reinsurance ceded                                                      $(6,687,944)        $(3,701,766)       $(4,437,446)

Premiums earned:
   Direct business                                                        $42,721,222         $29,373,374        $37,554,830
   Reinsurance assumed                                                              -                   -                  -
   Reinsurance ceded                                                      $(6,394,328)        $(3,307,085)       $(6,077,403)

Incurred losses and loss adjustment expenses:
   Direct                                                                 $26,415,825         $16,777,799        $18,936,455
   Assumed                                                                          -                   -                  -
   Ceded                                                                  $(7,127,262)        $(1,976,065)       $(1,626,906)


NOTE 14 - CONTINGENCIES
-----------------------
The Company's federal income tax returns for the fiscal years ended March 31, 1990, through March 31, 1994, were examined by the Internal Revenue Service. The primary issue of the examination was the loss reserve deductions for the fiscal years under audit. Any changes in the these deductions resulting from the examination would be a temporary difference. Since any tax increase from this temporary difference should be offset by a tax decrease in subsequent years, no tax liability has been accrued. The issue is currently under appeal. Management estimated and accrued $300,000 of interest expense in the fiscal year ended March 31, 1995, related to this temporary difference. No change was made to this accrual as of December 31, 1997.


NOTE 15 - PROFIT SHARING PLAN
-----------------------------
During the fiscal year ended March 31, 1986, the Company adopted the Unico American Corporation Profit Sharing Plan. Employees who are at least 21 years of age and have been employed by the Company for at least two years are participants in the Plan. Pursuant to the terms of the Plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. Participants are entitled to receive benefits under the plan upon the later of the following: the date 60 days after the end of the plan year in which the participant's retirement occurs or one year and 60 days after the end of the plan year following the participant's termination with the Company. However the participant's interest must be distributed in its entirety no later than April 1 of the calendar year following the calendar year in which the participant attains age 70 1/2 or otherwise in accordance with the Treasury Regulations promulgated under the Internal Revenue Code of 1954 as amended.

Contributions to the plan were as follows:

        Fiscal year ended December 31, 1997                             $545,906
        Fiscal year ended December 31, 1996 (nine months)               $364,226
        Fiscal year ended March 31, 1996                                $484,715

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - STATUTORY CAPITAL AND SURPLUS
---------------------------------------
Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory"). Statutory accounting practices differ in certain respects from generally accepted accounting principles. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) all bonds are recorded at amortized cost, regardless of trading activity; (c) non-admitted assets are charged directly against surplus; (d) loss reserves and unearned premium reserves are stated net of reinsurance; and (e) federal income taxes are recorded when payable. Additionally, the cash flow presentation is not consistent with generally accepted accounting principles and a reconciliation from net income to funds provided by operations is not presented.

Crusader Insurance Company statutory capital and surplus is as follows:
          As of December 31, 1997                                    $30,899,761
          As of December 31, 1996                                    $25,748,757

Crusader Insurance Company statutory net income is as follows:
          Fiscal year ended December 31, 1997                         $6,658,352
          Fiscal year ended December 31, 1996 (nine months)           $3,526,515
          Fiscal year ended March 31, 1996                            $4,639,537

The  Company  believes  that  Crusader's   statutory  capital  and  surplus  was
sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. The maximum dividend which may be made without prior approval as of December 31, 1997, is $6,658,352. After taking into account the dividends paid by Crusader to its parent in 1997 of $1,500,000, the remaining dividend which may be made without prior approval as of December 31, 1997, is $5,158,352.




NOTE 17 - INCENTIVE STOCK OPTION PLAN
-------------------------------------
The Company under its 1985 stock option plan provides for the grant of "incentive stock options" to officers and key employees. The options and prices set forth below have been adjusted, where applicable, for all subsequent stock splits, reverse stock splits, and stock dividends. All options were granted at fair market value. As of December 31, 1997, of the 373,948 options outstanding, 275,046 options were currently exercisable. There are no additional options available for future grant under the 1985 plan. The changes in the number of common shares under option are summarized as follows:


                                                 Options         Exercise Price
                                                 -------         --------------
        Outstanding at March 31, 1995            680,000      $3.4375 to $4.375
           Options granted                             -
           Options exercised                           -
           Options terminated                          -
                                                --------
        Outstanding at March 31, 1996            680,000       $3.4375 to $4.375
           Options granted                             -
           Options exercised                    (114,651)      $3.4375 to $3.85
           Options terminated                     (4,650)      $3.50
                                                 -------
        Outstanding at December 31, 1996         560,699       $3.4375 to $4.375
           Options granted                             -
           Options exercised                    (186,751)      $3.4375 to $3.50
           Options terminated                          -
                                                 -------
        Outstanding at December 31, 1997         373,948       $3.4375 to $4.375
                                                 =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - TAXES ON INCOME
-------------------------
The provision for taxes on income consists of the following:

                                                                                     Fiscal Year Ended
                                                                      ---------------------------------------------------
                                                                      December 31          December 31          March 31
                                                                          1997                1996                1996
                                                                          ----                ----                ----
                                                                                          (Nine Months)
          Current provision:
             Federal                                                   $2,900,181           $2,133,283         $2,574,766
             State                                                        184,020              159,364            164,931
                                                                        ---------            ---------          ---------
               Total federal and state                                  3,084,201            2,292,647          2,739,697
          Deferred                                                        250,470              (88,170)          (278,887)
                                                                        ---------            ---------          ---------
               Provision for taxes                                     $3,334,671           $2,204,477         $2,460,810
                                                                        =========            =========          =========

The income tax provision reflected in the consolidated statements of operations is less than the expected federal income tax on income as shown in the table below.

                                                                                         Fiscal Year Ended
                                                                      --------------------------------------------------
                                                                      December 31          December 31          March 31
                                                                          1997                1996                1996
                                                                          ----                ----                ----
                                                                                          (Nine Months)

          Computed tax expense at 34%                                  $3,736,270           $2,508,855         $2,858,819
          Tax effect of:
             Tax exempt income                                           (522,813)            (393,009)          (502,513)
             Dividend exclusion                                            (9,905)              (9,335)            (1,191)
             Other                                                        (54,971)             (56,354)           (49,847)
             State income tax expense                                     186,090              154,320            155,542
                                                                        ---------            ---------          ---------
               Tax per financial statement                             $3,334,671           $2,204,477         $2,460,810
                                                                        =========            =========          =========

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                        Fiscal Year Ended December 31
                                                        -----------------------------
                                                         1997                 1996
                                                         ----                 ----
        Deferred tax assets:
           Discount on loss reserves                 $1,900,368            $2,121,793
           Unearned premiums                          1,285,242             1,335,620
           Other                                        118,668               121,284
                                                      ---------             ---------
             Total deferred tax assets               $3,304,278            $3,578,697
                                                      ---------             ---------

        Deferred tax liabilities:
           Deferred acquisition costs                $1,661,474            $1,684,049
           Discount on salvage & subrogation              7,376                 8,749
           Unrealized gain on investments               629,563               382,244
                                                      ---------             ---------
             Total deferred tax liabilities          $2,298,413            $2,075,042
                                                      ---------             ---------

             Net deferred tax assets                 $1,005,865            $1,503,655
                                                      =========             =========

Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in the states of Arizona, California, Nevada, Oregon, and Washington. The premium tax is in lieu of state franchise taxes; thus, the above provision for state taxes does not include the premium tax.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - EARNINGS PER SHARE
----------------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                                              Twelve
                                                          Fiscal Year         Months           Fiscal Year        Fiscal Year
                                                           Ended               Ended             Ended              Ended
                                                         December 31        December 31        December 31         March 31
                                                            1997               1996               1996               1996
                                                            ----               ----               ----               ----
                                                                           (Unaudited)        (Nine Months)
Basic Earnings Per Share
------------------------
 Net income numerator                                    $7,654,362         $6,849,327          $5,174,510         $5,947,481
                                                          =========          =========           =========          =========
 Weighted average shares outstanding
        denominator                                       6,132,096          5,967,667           5,970,977          5,957,670
                                                          =========          =========           =========          =========

 Per share amount                                             $1.25              $1.15               $0.87              $1.00

Diluted Earnings Per Share
--------------------------
 Net income numerator                                    $7,654,362         $6,849,327          $5,174,510         $5,947,481
                                                          =========          =========           =========          =========

 Weighted average shares outstanding                      6,132,096          5,967,667           5,970,977          5,957,670
 Effect of diluted securities                               269,263            273,188             279,953            192,580
                                                          ---------          ---------           ---------          ---------
 Diluted shares outstanding denominator                   6,401,359          6,240,855           6,250,930          6,150,250
                                                          =========          =========           =========          =========

 Per share amount                                             $1.20              $1.10               $0.83              $0.97



NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 1997 and 1996 is set forth below:

                                                                   Comparable Period by Quarter Ended
                                                                   ----------------------------------
                                                      March 31            June 30         September 30        December 31
                                                      --------            -------         ------------        -----------
         Calendar Year 1997
         ------------------
         Total revenues                             $12,043,649         $12,100,854       $12,166,012        $11,980,206
         Income before taxes                          2,496,230           2,729,840         2,812,198          2,950,765
         Net income                                   1,765,154           1,884,584         1,950,806          2,053,818
         Earnings per share:
              Basic                                       $0.29               $0.31             $0.32              $0.33
              Diluted                                     $0.28               $0.30             $0.30              $0.32

         Calendar Year 1996
         ------------------
         Total revenues                             $10,995,615         $11,338,697       $11,784,899        $11,761,061
         Income before taxes                          2,397,090           2,394,096         2,517,121          2,467,770
         Net income                                   1,674,817           1,674,094         1,748,741          1,751,675
         Earnings per share:
              Basic                                       $0.28               $0.28             $0.29              $0.29
              Diluted                                     $0.27               $0.27             $0.28              $0.28



Item 9.  Changes in and Disagreements with Accountants
------------------------------------------------------
         on Accounting and Financial Disclosure
         --------------------------------------
Change in accountants was previously reported.



                                    PART III



Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.



Item 11.  Executive Compensation
--------------------------------
Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.



Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.



Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

                                     PART IV
                                     -------
Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------
(a) Financial Statements and Schedules Filed as a Part of this Report:

1.  Financial statements:
       The consolidated financial statements for the fiscal year ended December 31, 1997, are contained herein as listed in the index to consolidated financial statements on page 22.

2.  Financial schedules:
                   Index to Consolidated Financial Statements
                   ------------------------------------------
        Independent Auditors' Report on Financial Statement Schedules
        Schedule I      - Summary of Investments Other than Investments
                          in Related Parties
        Schedule II     - Condensed Financial Information of Registrant
        Schedule III    - Supplemental Insurance Information
        Schedule IV     - Reinsurance
        Schedule VI     - Supplemental Information Concerning
                          Property/Casualty Insurance Operations

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


 (b)  Reports on Form 8-K:

   On Form 8-K dated August 27, 1997, with date of earliest event reported being August 25, 1997, Registrant reported under Item 4, a change in Registrant's Certifying Accountant. Item 4 of the Form 8-K was amended by Form 8-K/A dated August 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  23, 1998
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

          Signature                                 Title                                     Date
          ---------                                 -----                                     ----
          /s/ ERWIN CHELDIN                         Chairman of the Board,                    March 23, 1998
          -----------------
          Erwin Cheldin                             President and Chief
                                                    Executive Officer,
                                                    (Principal Executive Officer)


          /s/ LESTER A. AARON                       Treasurer, Chief Financial                March 23, 1998
          -------------------
          Lester A. Aaron                           Officer and Director
                                                    (Principal Accounting and
                                                    Principal Financial Officer)


          /s/ CARY L. CHELDIN                       Executive Vice President                  March 23, 1998
          -------------------
          Cary L. Cheldin                           and Director


          /s/ GEORGE C. GILPATRICK                  Vice President, Secretary                 March 23, 1998
          ------------------------
          George C. Gilpatrick                      and Director


          /s/ ROGER H. PLATTEN                      Vice President and Director               March 23, 1998
          --------------------
          Roger H. Platten



                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Unico American Corporation

Under date of March 20, 1998, we reported on the consolidated balance sheet of Unico American Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997, as contained in the annual report on the Form 10-K for the year 1997. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP


Los Angeles, California
March 20, 1998

                          INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULES



Board of Directors
Unico American Corporation


Under date of March 20, 1997, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 1996, and March 31, 1996 and the related consolidated statement of operations, shareholders' equity and cash flows for the nine months ended December 31, 1996 and the year ended March 31, 1996, as contained in the annual report of Form 10-K for the nine months ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




GETZ, KRYCLER & JAKUBOVITS

Sherman Oaks, California


March 20, 1997

SCHEDULE I

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1997


Column A                                                             Column B             Column C             Column D
--------                                                             --------             --------             --------
                                                                                                              Amount at
                                                                                                             which shown
                                                                                                               in the
Type of Investment                                                     Cost                 Value            Balance Sheet
------------------                                                     ----                 -----            -------------
Fixed maturities:
   U.S. treasury securities                                         $15,480,258          $15,793,525          $15,793,525
   State and municipal tax exempt bonds                              38,361,279           39,183,372           39,183,372
   Industrial and miscellaneous bonds                                31,765,034           32,488,693           32,488,693
   Certificates of deposit                                              500,000              500,000              500,000
                                                                     -----------          ----------           ----------
     Total fixed maturities                                          86,106,571           87,965,590           87,965,590
Equity securities                                                       230,460              223,100              223,100
Short-term investments                                                6,137,495            6,137,495            6,137,495
                                                                     ----------           ----------           ----------
     Total investments                                              $92,474,526          $94,326,185          $94,326,185
                                                                     ==========           ==========           ==========

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY



                                                                                                 Fiscal Year Ended
                                                                                            -------------------------------
                                                                                            December 31         December 31
                                                                                                1997                1996
                                                                                                ----                ----

                                                           ASSETS
                                                           ------
Short-term investments                                                                      $ 1,200,000         $         -
Cash                                                                                             19,939              29,325
Accrued investment income                                                                         5,343                   -
Investments in subsidiaries                                                                  51,736,149          44,167,914
Property and equipment (net of accumulated depreciation)                                        203,709             229,972
Other assets                                                                                    105,604             103,251
                                                                                             ----------          ----------
     Total Assets                                                                           $53,270,744         $44,530,462
                                                                                             ==========          ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
LIABILITIES
-----------
Accrued expenses and other liabilities                                                       $1,089,713          $1,114,647
Payables to subsidiaries (net of receivables)                                                 7,103,254           6,060,396
Income taxes payable                                                                             16,993                   -
                                                                                              ---------           ---------
     Total Liabilities                                                                       $8,209,960          $7,175,043
                                                                                              ---------           ---------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                                                                $ 2,838,058         $ 2,836,422
Net unrealized investment gains                                                               1,222,095             742,004
Retained earnings                                                                            41,000,631          33,776,993
                                                                                             ----------          ----------
     Total Stockholders' Equity                                                             $45,060,784         $37,355,419
                                                                                             ----------          ----------

Total Liabilities and Stockholders' Equity                                                  $53,270,744         $44,530,462
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY


                                                                        Twelve
                                                   Fiscal Year          Months                    Fiscal Year Ended
                                                     Ended               Ended             ----------------------------
                                                   December 31        December 31          December 31         March 31
                                                      1997               1996                 1996               1996
                                                      ----               ----                 ----               ----
                                                                     (Unaudited)         (Nine Months)
REVENUES
--------
General and administrative expenses
   allocated to subsidiaries                        $5,036,332         $4,977,656          $3,870,364        $5,237,708
Net investment income                                  150,292             92,846              82,569            12,422
Other income                                             9,401             12,130               7,414            12,138
                                                     ---------          ---------           ---------         ---------
     Total Revenue                                   5,196,025          5,082,632           3,960,347         5,262,268

EXPENSES
--------
General and administrative expenses                  5,109,898          5,033,280           3,937,137         5,246,708
                                                     ---------          ---------           ---------         ---------
Income before equity in net income
   of subsidiaries                                      86,127             49,352              23,210            15,560
Equity in net income of subsidiaries                 7,568,235          6,799,975           5,151,300         5,931,921
                                                     ---------          ---------           ---------         ---------
     Net Income                                     $7,654,362         $6,849,327          $5,174,510        $5,947,481
                                                     =========          =========           =========         =========


The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends from Crusader of $1,500,000 in the fiscal year ended December 31, 1997, $500,000 in the nine month fiscal year ended December 31, 1996, and $1,500,000 in the fiscal year ended March 31, 1996.














The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

                                                                                      Fiscal Year Ended
                                                                       --------------------------------------------------
                                                                       December 31         December 31           March 31
                                                                          1997                1996                 1996
                                                                          ----                ----                 ----
                                                                                          (Nine Months)
Cash flows from operating activities:
   Net income                                                           $7,654,362         $5,174,510         $5,947,481

   Adjustments to reconcile net income to net cash
    from operations
      Undistributed equity in net (income) of
        subsidiaries                                                    (7,568,235)        (5,151,300)        (5,931,921)
      Depreciation and amortization                                        104,029             83,488            142,306
      Accrued expenses and other liabilities                                (7,941)             4,608            112,016
      Accrued investment income                                             (5,343)            (2,500)                 -
      Other assets                                                          (2,353)           (21,390)            (1,621)
                                                                           -------             ------            -------
         Net cash provided from operations                                 174,519             87,416            268,261
                                                                           -------             ------            -------

Cash flows from investing activities
   Increase in short-term investments                                   (1,200,000)                 -                  -
   Purchase of property and equipment                                      (77,766)           (34,841)           (85,428)
                                                                        ----------             ------             ------
         Net cash (used) by investing activities                        (1,277,766)           (34,841)           (85,428)
                                                                         ---------             ------             ------

Cash flows from financing activities
   Proceeds from issuance of common stock                                    1,636              1,621                  -
   Dividends paid to stockholders                                         (430,724)          (418,087)          (417,035)
   Repayment of note payable                                                     -                  -           (500,000)
   Net change in payables and receivables
     from subsidiaries                                                   1,522,949            340,068            724,698
                                                                         ---------            -------            -------
         Net cash (used) by financing activities                         1,093,861            (76,398)          (192,337)
                                                                         ---------             ------            -------

Net increase (decrease) in cash                                             (9,386)           (23,823)            (9,504)

Cash at beginning of year                                                   29,325             53,148             62,652
                                                                            ------             ------             ------

Cash at end of year                                                        $19,939            $29,325            $53,148
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

         SCHEDULE III




                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION




                                                    Future                                                        Benefits,
                                   Deferred       Benefits,                                                        Claims,
                                    Policy         Losses,                                           Net         Losses and
                                 Acquisition       and Loss        Unearned        Premium        Investment     Settlement
                                     Cost          Expenses        Premiums        Revenue          Income        Expenses
                                -----------------------------------------------------------------------------------------------


         Fiscal Year Ended
         December 31, 1997

         Property &
         Casualty                   $4,886,684      $42,004,851    $21,673,009      $36,326,894     $4,855,580     $19,288,566

         Fiscal Year Ended
         December 31, 1996
         (Nine Months)
         Property &
         Casualty                   $4,953,085      $39,740,865    $22,120,241      $26,066,289     $3,115,110     $14,801,734

         Fiscal Year Ended
         March 31, 1996
         Property &
         Casualty                   $4,333,708      $37,006,458    $19,646,502      $31,477,427     $3,708,891     $17,309,549




                                  Amortization
                                  of Deferred
                                    Policy           Other
                                 Acquisition       Operating        Premium
                                     Cost            Costs          Written
                                -----------------------------------------------


         Fiscal Year Ended
         December 31, 1997

         Property &
         Casualty                  $10,562,191      $1,855,589   $35,586,046

         Fiscal Year Ended
         December 31, 1996
         (Nine Months)
         Property &
         Casualty                   $6,887,173       $1,653,077  $28,145,347

         Fiscal Year Ended
         March 31, 1996
         Property &
         Casualty                   $8,569,395       $2,419,635  $33,193,911


SCHEDULE IV

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                                   REINSURANCE



                                                          Ceded to               Assumed                               Percentage of
                                     Gross                  Other               from Other                Net         Amount Assumed
                                     Amount               Companies             Companies                Amount            to Net
                                  -------------------------------------------------------------------------------------------------

Fiscal Year Ended
December 31, 1997
Property & Casualty               $42,721,222            $6,394,328                      -            $36,326,894                -

Fiscal Year Ended
December 31, 1996
(Nine Months)
Property & Casualty               $29,373,374            $3,307,085                      -            $26,066,289                -

Fiscal Year Ended
March 31, 1996
Property & Casualty               $37,554,830            $6,077,403                      -            $31,477,427                -



          SCHEDULE VI

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY

                              INSURANCE OPERATIONS


                                                                                                                     Claims and
                                            Reserves for                                                              Claim
                                                Unpaid      Discount                                                 Adjustment
                                 Deferred       Claims       if Any,                                             Expenses Incurred
              Affiliation         Policy      and Claim     Deducted                                   Net           Related to
                  with         Acquisition    Adjustment       in        Unearned       Earned      Investment  (1) Current Year
               Registrant         Costs        Expenses     Column C     Premiums      Premiums       Income    (2) Prior Year
                  (A)              (B)           (C)           (D)          (E)           (F)          (G)              (H)
          ------------------------------------------------------------------------------------------------------------------------

          Company &
          Consolidated
          Subsidiaries

          Fiscal Year Ended

          December 31, 1997      $4,886,684    $42,004,851          -    $21,673,009   $36,326,894   $4,855,580     $23,564,325 (1)
                                                                                                                    $(4,275,759)(2)


          December 31,1996       $4,953,085    $39,740,865          -    $22,120,241   $26,066,289   $3,115,110     $16,251,499 (1)
             (Nine Months)                                                                                          $(1,449,765)(2)


          March 31,1996          $4,333,708    $37,006,458          -    $19,646,502   $31,477,427   $3,708,891     $19,276,602 (1)
                                                                                                                    $(1,967,053)(2)



                                Amortization
                                of Deferred   Paid Claims
              Affiliation         Policy       and Claim
                  with         Acquisition    Adjustment    Premiums
               Registrant         Costs        Expenses      Written
                  (A)              (I)           (J)           (K)
          -----------------------------------------------------------------

          Company &
          Consolidated
          Subsidiaries

          Fiscal Year Ended

          December 31, 1997    $10,562,191    $15,809,164     $35,586,046



          December 31,1996      $6,887,173     $10,372,041    $28,145,347
             (Nine Months)


          March 31,1996          $8,569,395    $12,260,700    $33,193,911


