Form 10-Q
period 1998-03-31
UNICO AMERICAN CORP
filed 1998-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

         For the quarterly period from January 1, 1998 to March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                    6,162,096
         Number of shares of common stock outstanding as of May 11, 1998

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           March 31              December 31
                                                                                             1998                    1997
                                     ASSETS
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  March 31,
         1998  $91,766,736;  December 31, 1997  $86,106,571                              $ 93,529,795           $ 87,965,590
      Equity securities at market (cost: March 31, 1998
         $230,460;  December 31, 1997  $230,460)                                              203,550                223,100
   Short-term investments, at cost                                                          5,311,269              6,137,495
                                                                                           ----------             ----------
      Total Investments                                                                    99,044,614             94,326,185
Cash                                                                                           73,222                 55,768
Accrued investment income                                                                   1,765,027              1,807,364
Premiums and notes receivable, net                                                          7,229,579              7,404,606
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                   139,887                 56,379
   Unpaid losses and loss adjustment expenses                                               1,385,722              1,413,603
Prepaid reinsurance premiums                                                                  254,408                945,563
Deferred policy acquisition costs                                                           5,358,076              4,886,684
Property and equipment (net of accumulated depreciation)                                      226,268                203,709
Deferred income taxes                                                                         767,468              1,005,865
Other assets                                                                                  500,003                836,658
                                                                                          -----------            -----------
     Total Assets                                                                        $116,744,274           $112,942,384
                                                                                          ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                                                $42,724,137            $42,004,851
Unearned premiums                                                                          21,431,942             21,673,009
Advance premiums                                                                            1,366,937              1,368,114
Funds held as security for performance                                                        697,096                723,066
Accrued expenses and other liabilities                                                      2,752,194              2,095,567
Income taxes payable                                                                          606,556                 16,993
                                                                                           ----------             ----------
    Total Liabilities                                                                     $69,578,862            $67,881,600
                                                                                           ----------             ----------

STOCKHOLDERS'  EQUITY
Common stock,  no par - authorized  10,000,000  shares,  issued and  outstanding shares 6,158,861 at March 31, 1998
   and 6,153,706 at December 31, 1997                                                       2,855,213              2,838,058
Accumulated other comprehensive income:
   Net unrealized gains on investments classified as available for sale                     1,145,858              1,222,095
Retained earnings                                                                          43,164,341             41,000,631
                                                                                           ----------             ----------
  Total Stockholders' Equity                                                              $47,165,412            $45,060,784
                                                                                           ----------             ----------

  Total Liabilities and Stockholders' Equity                                             $116,744,274           $112,942,384
                                                                                          ===========            ===========



            See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                              1998                  1997
                                                                                              ----                  ----
REVENUES
Insurance Company Revenues
     Premium earned                                                                      $10,554,810           $ 10,097,163
     Premium ceded                                                                         1,171,028                955,623
                                                                                           ---------              ---------
          Net premium earned                                                               9,383,782              9,141,540
     Net investment income                                                                 1,309,785              1,154,516
     Net realized investment gains                                                                 -                    919
     Other income                                                                                958                    115
                                                                                          ----------             ----------
          Total Insurance Company Revenues                                                10,694,525             10,297,090

Other Revenues from Insurance Operations
     Gross commissions and fees                                                            1,469,245              1,418,736
     Investment income                                                                        49,093                 34,954
     Finance charges and late fees earned                                                    263,153                290,068
     Other income                                                                              1,528                  2,801
                                                                                          ----------             ----------
          Total Revenues                                                                  12,477,544             12,043,649
                                                                                          ----------             ----------

EXPENSES
Losses and loss adjustment expenses                                                        4,799,701              4,974,473
Policy acquisition costs                                                                   2,629,106              2,639,930
Salaries and employee benefits                                                             1,049,621                924,413
Commissions to agents/brokers                                                                244,927                274,976
Other operating expenses                                                                     628,726                733,627
                                                                                           ---------              ---------
     Total Expenses                                                                        9,352,081              9,547,419
                                                                                           ---------              ---------

     Income Before Taxes                                                                   3,125,463              2,496,230

Income Tax Provision                                                                         961,753                731,076
                                                                                           ---------              ---------

     Net Income                                                                          $ 2,163,710            $ 1,765,154
                                                                                           =========              =========



PER SHARE DATA:
Basic Shares Outstanding                                                                   6,155,280              6,089,663
Basic Earnings Per Share                                                                       $0.35                  $0.29
Diluted Shares Outstanding                                                                 6,424,671              6,330,790
Diluted Earnings Per Share                                                                     $0.34                  $0.28






            See notes to unaudited consolidated financial statements

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                     March 31
                                                                                             1998                   1997
                                                                                             ----                   ----


Net income                                                                                 $2,163,710            $1,765,154
Other comprehensive income net of tax:
   Unrealized (losses) on securities classified as available-for-sale
       arising during the period                                                              (76,237)             (885,060)
   Less: reclassification adjustment for gains included in net income                               -                  (607)
                                                                                            ---------               -------
      Comprehensive Income                                                                 $2,087,473              $879,487
                                                                                            =========               =======









            See notes to unaudited consolidated financial statements

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                          1998                  1997
                                                                                          ----                  ----
Cash flows from operating activities:
   Net Income                                                                          $2,163,710            $1,765,154
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                        25,604                20,308
      Bond amortization, net                                                              167,899               111,766
      Net realized (gain) on sale of securities                                                 -                  (919)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     217,364             1,239,452
      Reinsurance recoverable                                                             (55,627)              649,075
      Prepaid reinsurance premiums                                                        691,155               345,577
      Deferred policy acquisitions costs                                                 (471,392)             (140,108)
      Other assets                                                                        336,655                41,750
      Reserve for unpaid losses and loss adjustment expenses                              719,286                89,546
      Unearned premium reserve                                                           (241,067)             (415,235)
      Funds held as security and advanced premiums                                        (27,147)               63,897
      Accrued expenses and other liabilities                                              656,628               240,035
      Income taxes current/deferred                                                       867,233               623,080
                                                                                        ---------             ---------
          Net Cash Provided from Operations                                             5,050,301             4,633,378
                                                                                        ----------            ---------

Investing Activities
     Purchase of fixed maturity investments                                            (8,467,945)           (5,768,290)
     Proceeds from maturity of fixed maturity investments                               2,630,000             2,000,000
     Purchase of equity securities - cost                                                       -            (1,019,500)
     Proceeds from sale of equity securities                                                    -                20,959
     Net increase in short-term investments                                               836,106               828,935
     Additions to property and equipment                                                  (48,163)              (22,035)
                                                                                        ---------             ---------
          Net Cash (Used) by Investing Activities                                      (5,050,002)           (3,959,931)
                                                                                        ---------             ---------

Financing Activities
     Proceeds from issuance of common stock                                                17,155                   350
     Repayment of note payable - bank                                                           -              (250,000)
                                                                                           ------              ---------
          Net Cash Provided (Used) by Financing Activities                                 17,155              (249,650)
                                                                                           ------               -------

Net increase in cash                                                                       17,454               423,797
Cash at beginning of period                                                                55,768                82,637
                                                                                           ------               -------
          Cash at End of Period                                                           $73,222              $506,434
                                                                                           ======               =======

Supplemental cash flow information Cash paid during the period for:
          Interest                                                                           $121               $12,314
          Income taxes                                                                    $93,336                     -





            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Nature of Business
Unico American Corporation ("Unico") is an insurance holding company. Unico and its subsidiaries, all of which are wholly owned (the "Company"), provide, primarily in California, property, casualty, health and life insurance, and related premium financing.

Principles of Consolidation
The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Unico American Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentations
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Investments
All  of  the   Company's   fixed   maturity   investments   are   classified  as
available-for-sale and are stated at market value. Although classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as a separate component of stockholders' equity, net of deferred tax. When a decline in the value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------
Earnings Per Share
Basic earnings per share excludes the impact of common share equivalents and is based upon the weighted average common shares outstanding. Diluted earnings per share utilizes the average market price per share when applying the treasury stock method in determining common share equivalents. Outstanding stock options are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

Recently Issued Accounting Standards
The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and displaying of comprehensive income and its components. All items required to be recognized as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for financial statements with fiscal years beginning after December 15, 1997.

Statement of Financial Accounting Standards (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not requiring interim information in the first year of implementation. SFAS No. 131 establishes standards for disclosures related to business operating segments. The Company is currently evaluating the impact that these statements will have on the consolidated financial statements.


NOTE 2 - FUNDS HELD AS SECURITY
-------------------------------
Funds held as security for performance represent funds received from the Company's daily automobile rental program which guarantee the contractual obligations of its customers.


NOTE 3 - RESTRICTED FUNDS
-------------------------
As required by law, the Company segregates from its operating accounts premiums collected from insureds into separate trust accounts. As of a March 31, 1998, these trust funds represent $2,478,898 of the Company's cash and short-term investments. In addition, $2,725,000 of the Company's investments represent statutory deposits of Crusader Insurance Company ("Crusader"), the Company's property and casualty insurance subsidiary, which are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for Crusader to write certain lines of business in California and for its admission in states other than California.


NOTE 4 - STATUTORY CAPITAL AND SURPLUS
--------------------------------------
As of March 31, 1998, Crusader's statutory capital and surplus were deemed sufficient to support its present insurance premium writings.


NOTE 5 - INCENTIVE STOCK OPTION PLAN
------------------------------------
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of March 31, 1998, 368,693 options were outstanding of which 298,362 were currently exercisable. During the quarter ended March 31, 1998, options on 5,255 shares of common stock were exercised. There are no additional options available for future grant under the 1985 plan.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 6 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997:

                                                                                           Three Months Ended March 31
                                                                                            1998                1997
Basic Earnings Per Share

Net income numerator                                                                     $2,163,710          $1,765,154
                                                                                          =========           =========

Weighted average shares outstanding denominator                                           6,155,280           6,089,663
                                                                                          =========           =========

     Basic Earnings Per Share                                                                 $0.35               $0.29

Diluted Earnings Per Share
Net income numerator                                                                     $2,163,710          $1,765,154
                                                                                          =========           =========

Weighted average shares outstanding denominator                                           6,155,280           6,089,663
Effect of diluted securities                                                                269,391             241,127
                                                                                          ---------           ---------
Diluted shares outstanding denominator                                                    6,424,671           6,330,790
                                                                                          =========           =========

     Diluted Earnings Per Share                                                               $0.34               $0.28


NOTE 7 - COMPREHENSIVE INCOME
-----------------------------
The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities classified as available-for-sale. All prior period information presented has been stated to conform with SFAS No. 130. The total net unrealized (loss) on securities for the periods ended March 31, 1998 and 1997 consists of the following:

                                                                                            Three Months Ended March 31
                                                                                              1998               1997

Net unrealized (loss) on securities before deferred income taxes                          $(115,111)        $(1,341,000)
Deferred income taxes                                                                        39,274             459,940
                                                                                             ------             -------

     Net Unrealized (Loss) on Securities                                                  $ (76,237)          $(885,060)
                                                                                             ======            =========

The Company's  accumulated other  comprehensive  income balance,  which consists
solely   of   unrealized   gains   (losses)   on   securities    classified   as
available-for-sale, is as follows:

Accumulated other comprehensive income as of December 31, 1997                                               $1,222,095
Current period change                                                                                           (76,237)
                                                                                                            -----------

     Accumulated Other Comprehensive Income as of March 31, 1998                                             $1,145,858
                                                                                                              =========



                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 8 - CLAIMS AND LITIGATION
------------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is required to resort to legal proceedings from time-to-time in order to enforce collection of premiums, commissions or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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


NOTE 9 - LEASE COMMITMENTS AND CONTINGENCIES
--------------------------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The lease provides for an annual gross rental of $1,025,952. Erwin Cheldin, the Company's president, chairman and principal stockholder, is the owner of the building. On February 22, 1995, the Company signed an extension to the lease with no increase in rent to March 31, 2007. The Company believes that the terms of the lease at inception and at the time the lease extension was signed were at least as favorable to the Company as could have been obtained from non-affiliated third parties.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 1998, the Company had cash and cash investments of $97,381,687 (at amortized cost) of which $92,047,672 (95%) were investments of Crusader.

As of the quarter ended March 31, 1998, the Company had invested $91,766,736 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments. The balance of the Company's investments was in equity securities of a regional utility company and high-quality, short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $91,766,736 (at amortized cost) include $36,660,565 (40%) of pre-refunded state and municipal tax exempt bonds, $15,479,529 (17%) of U.S. treasury securities, $39,226,642 (43%) in high quality industrial bonds and $400,000 of certificates of deposit. The tax exempt interest income earned for the three months ended March 31, 1998 and 1997 was $446,747 and $454,616, respectively.

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

On May 1, 1998, the Board of Directors declared a ($0.07) per share cash dividend payable on August 14, 1998, to shareholders of record at the close of business on July 31, 1998.

American Acceptance Corporation ("AAC"), the Company's insurance premium finance subsidiary, has a bank line of credit with a variable rate of interest based on fluctuations in the London InterBank Offered Rate ("LIBOR"). This credit line is only used to provide AAC with the additional funds it requires to finance insurance premiums. The bank note payable was paid in full on July 3, 1997, resulting in no amounts being outstanding under the bank credit line. Due to decreased utilization, AAC decreased this bank credit line from $4,000,000 to $2,000,000 in September 1997.

In addition to the AAC line of credit, Unico has a $2,000,000 line of credit with Union Bank. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 2, 1998, at which time it is expected to be renewed. As of March 31, 1998, no amounts have been borrowed.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,478,898, statutory deposits of $2,725,000, and dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds (excluding AAC's credit line discussed above).

There are no material commitments for capital expenditures as of the date of this report.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 (b)  Results of Operations:
All comparisons made in this discussion are comparing the three months ended March 31, 1998, to the three months ended March 31, 1997, unless otherwise indicated.

The Company's net income for the quarter ended March 31, 1998, increased $398,556 (23%) to $2,163,710 compared to $1,765,154 for the quarter ended March 31, 1997. Revenues for the quarter ended March 31, 1998, increased $433,895 (4%) to $12,477,544 compared to $12,043,649 for the quarter ended March 31, 1997.

Premium earned before reinsurance increased $457,647 (5%) to $10,554,810 for the quarter ended March 31, 1998, compared to $10,097,163 for the quarter ended March 31, 1997. Premium earned in California accounted for 67% of this increase. Crusader's Commercial Package business represents approximately 97% of insurance premiums earned as of March 31, 1998 compared to 96% as of March 31, 1997.

Ceded premium was 11% of gross earned premium for the quarter ended March 31, 1998, compared to 9% of gross earned premium for the quarter ended March 31, 1997.

Investment income, excluding realized investment gains, increased $169,408 (14%) to $1,358,878 for the quarter ended March 31, 1998, compared to $1,189,470 for the quarter ended March 31, 1997. This increase was primarily due to a 16% increase (at amortized cost) in invested assets.

Commission and fee income increased $50,509 (4%) to $1,469,245 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This increase consisted of the following:

         Workers' compensation program                          $70,633
         Daily automobile rental insurance program               18,307
         Service fee income                                      21,282
         Commercial automobile insurance program                (44,845)
         Health and life insurance program                      (14,868)
                                                                 ------
            Net Increase in Commission and Fee income           $50,509
                                                                =======

Losses and loss adjustment expenses were 51% of net premium earned for the quarter ended March 31, 1998, compared to 54% of net premium earned for the quarter ended March 31, 1997. This decrease was primarily due to the favorable development of prior period losses.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are directly or indirectly related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 28% of net premium earned for the three months ended March 31, 1998, compared to 29% for the three months ended March 31, 1997.

Salaries and employee benefits increased $125,208 (14%) to $1,049,621 for the quarter ended March 31, 1998, compared to $924,413 for the quarter ended March 31, 1997.

Commissions to agents/brokers decreased $30,049 (11%) to $244,927 in the quarter ended March 31, 1998, primarily due to related revenue decreases in the health and life program and the discontinued commercial automobile program.

Other operating expenses decreased $104,901 (14%) during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. This decrease was primarily due to the timing of expenses incurred for professional services rendered to the Company.

The effect of inflation on net income of the Company during the three months ended March 31, 1998, and 1997 was not significant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forward looking statements
Information contained in this discussion, other than historical information, are considered "forward-looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company's 1997 Form 10-K as filed with the Securities and Exchange Commission.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable



PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

(c) During the quarter ended March 31, 1998, the Company issued an aggregate of 5,255 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to an aggregate of two employees of the Company. Of these shares, 355 shares were issued in exchange for 100 shares of common stock and $5.00 of cash and 4,900 shares were issued in exchange for $17,150.00 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4
      (2) thereof as transactions not involving a public offering.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K:
      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.

                                             UNICO AMERICAN CORPORATION



Date:   May  13, 1998       By:/s/ERWIN CHELDIN
                                  -------------
                               Erwin Cheldin
                               Chairman of the Board, President and Chief
                               Executive Officer, (Principal Executive Officer)



Date:   May  13, 1998        By:/s/LESTER A. AARON
                                   ---------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal Accounting and Principal Financial Officer)