Form 10-Q
period 1998-06-30
UNICO AMERICAN CORP
filed 1998-08-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

          For the quarterly period from April 1, 1998 to June 30, 1998

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

                                    No Change
Former name,former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                    6,220,672
       Number of shares of common stock outstanding as of August 10, 1998

                                              PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            June 30              December 31
                                                                                              1998                   1997
                                                                                              ----                   ----
                                 ASSETS
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  June 30,
         1998  $93,364,741;  December 31, 1997  $86,106,571)                              $95,344,780            $87,965,590
      Equity securities at market (cost: June 30, 1998  $0;
          December 31, 1997  $230,460)                                                              -                223,100
   Short-term investments, at cost                                                          6,358,069              6,137,495
                                                                                          -----------             ----------
      Total Investments                                                                   101,702,849             94,326,185
Cash                                                                                          183,391                 55,768
Accrued investment income                                                                   1,850,050              1,807,364
Premiums and notes receivable, net                                                          6,131,141              7,404,606
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                   164,241                 56,379
   Unpaid losses and loss adjustment expenses                                               1,360,470              1,413,603
Prepaid reinsurance premiums                                                                   22,189                945,563
Deferred policy acquisition costs                                                           5,079,264              4,886,684
Property and equipment (net of accumulated depreciation)                                      206,116                203,709
Deferred income taxes                                                                         665,901              1,005,865
Other assets                                                                                  521,514                836,658
                                                                                          -----------            -----------
     Total Assets                                                                        $117,887,126           $112,942,384
                                                                                          ===========            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses                                                $42,170,299            $42,004,851
Unearned premiums                                                                          20,255,956             21,673,009
Advance premiums                                                                            1,305,774              1,368,114
Funds held as security for performance                                                        714,682                723,066
Accrued expenses and other liabilities                                                      3,606,575              2,095,567
Income taxes payable                                                                          291,611                 16,993
Dividends payable                                                                             435,447                      -
                                                                                           ----------             ----------
    Total Liabilities                                                                     $68,780,344            $67,881,600
                                                                                           ----------             ----------

STOCKHOLDERS'  EQUITY
Common stock,  no par - authorized  10,000,000  shares,  issued and  outstanding shares 6,220,672 at June 30, 1998
   and 6,153,706 at December 31, 1997                                                       2,886,952              2,838,058
Accumulated other comprehensive income:
   Net unrealized gains on investments classified as available for sale                     1,306,826              1,222,095
Retained earnings                                                                          44,913,004             41,000,631
                                                                                           ----------             ----------
  Total Stockholders' Equity                                                              $49,106,782            $45,060,784
                                                                                           ----------             ----------
  Total Liabilities and Stockholders' Equity                                             $117,887,126           $112,942,384
                                                                                          ===========            ===========


            See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Three Months Ended                       Six Months Ended
                                                                        June 30                                 June 30
                                                                1998               1997                1998                1997
                                                                ----               ----                ----                ----

REVENUES
Insurance Company Revenues
     Premium earned                                         $10,415,497        $10,689,663         $20,970,307         $20,786,826
     Premium ceded                                            1,600,108          1,598,378           2,771,136           2,554,001
                                                             ----------         ----------          ----------          ----------
          Net premium earned                                  8,815,389          9,091,285          18,199,171          18,232,825
     Net investment income                                    1,350,677          1,190,632           2,660,462           2,345,148
     Net realized investment gains                               16,230                  -              16,230                 919
     Other income                                                   105                 45               1,063                 160
                                                             ----------         ----------          ----------          ----------
          Total Insurance Company Revenues                   10,182,401         10,281,962          20,876,926          20,579,052

Other Revenues from Insurance Operations
     Gross commissions and fees                               1,316,134          1,478,723           2,785,379           2,897,459
     Investment income                                           54,520             34,759             103,613              69,713
     Finance charges and late fees earned                       254,765            301,857             517,918             591,925
     Other income                                                 3,601              3,553               5,129               6,354
                                                             ----------         ----------          ----------          ----------
          Total Revenues                                     11,811,421         12,100,854          24,288,965          24,144,503
                                                             ----------         ----------          ----------          ----------

EXPENSES
Losses and loss adjustment expenses                           4,394,980          4,921,938           9,194,681           9,896,411
Policy acquisition costs                                      2,396,532          2,599,119           5,025,638           5,239,049
Salaries and employee benefits                                  992,116            935,663           2,041,737           1,860,076
Commissions to agents/brokers                                   235,611            294,485             480,538             569,461
Other operating expenses                                        501,145            619,809           1,129,871           1,353,436
                                                              ---------          ---------          ----------          ----------
     Total Expenses                                           8,520,384          9,371,014          17,872,465          18,918,433
                                                              ---------          ---------          ----------          ----------

     Income Before Taxes                                      3,291,037          2,729,840           6,416,500           5,226,070

Income Tax Provision                                          1,106,927            845,256           2,068,680           1,576,332
                                                              ---------          ---------           ---------           ---------
     Net Income                                              $2,184,110         $1,884,584          $4,347,820          $3,649,738
                                                              =========          =========           =========           =========


PER SHARE DATA:
Basic Shares Outstanding                                      6,179,592          6,132,138           6,167,441           6,110,901
Basic Earnings Per Share                                          $0.35              $0.31               $0.70               $0.60
Diluted Shares Outstanding                                    6,440,927          6,328,350           6,432,800           6,329,570
Diluted Earnings Per Share                                        $0.34              $0.30               $0.68               $0.58













            See notes to unaudited consolidated financial statements

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30                                June 30
                                                                1998               1997               1998                1997
                                                                ----               ----               ----                ----

Net income                                                   $2,184,110         $1,884,584         $4,347,820          $3,649,738
Other changes in comprehensive income
net of tax:
  Unrealized gains (losses) on securities
     classified as available-for-sale arising
     during the period                                          160,968            631,822             84,731            (253,328)
  Less: reclassification adjustment for
     gains included in net income                               (10,712)                -             (10,712)               (607)
                                                              ---------          ---------          ---------            ---------
         Comprehensive Income                                $2,334,366         $2,516,406         $4,421,839           $3,395,803
                                                              =========          =========          =========            =========






































            See notes to unaudited consolidated financial statements

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                          1998                  1997
                                                                                          ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                          $4,347,820            $3,649,738
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                        49,396                41,343
      Bond amortization, net                                                              324,269               243,559
      Net realized (gain) on sale of securities                                           (16,230)                 (919)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                   1,230,779               677,565
      Reinsurance recoverable                                                            (554,729)              635,370
      Prepaid reinsurance premiums                                                        923,374               314,653
      Deferred policy acquisitions costs                                                 (192,580)             (139,782)
      Other assets                                                                        315,144                24,130
      Reserve for unpaid losses and loss adjustment expenses                              665,448             1,075,525
      Unearned premium reserve                                                         (1,417,053)              374,864
      Funds held as security and advanced premiums                                        (70,724)                2,653
      Accrued expenses and other liabilities                                            1,511,008              (365,461)
      Income taxes current/deferred                                                       570,933                78,035
                                                                                        ---------             ---------
          Net Cash Provided from Operations                                             7,686,855             6,611,273
                                                                                        ---------             ---------

Investing Activities
     Purchase of fixed maturity investments                                           (14,376,864)           (8,688,530)
     Proceeds from maturity of fixed maturity investments                               6,774,600             3,098,000
     Purchase of equity securities - cost                                                       -            (1,019,500)
     Proceeds from sale of equity securities                                              246,690                20,959
     Net increase (decrease) in short-term investments                                   (200,749)              671,987
     Additions to property and equipment                                                  (51,803)              (33,708)
                                                                                        ---------             ---------
          Net Cash (Used) by Investing Activities                                      (7,608,126)           (5,950,792)
                                                                                        ---------             ---------

Financing Activities
     Proceeds from issuance of common stock                                                48,894                   359
     Repayment of note payable - bank                                                           -              (250,000)
                                                                                           ------               -------
          Net Cash Provided (Used) by Financing Activities                                 48,894              (249,641)
                                                                                           ------               -------

Net increase in cash                                                                      127,623               410,840
Cash at beginning of period                                                                55,768                82,637
                                                                                          -------               -------
          Cash at End of Period                                                          $183,391              $493,477
                                                                                          =======               =======

Supplemental cash flow information Cash paid during the period for:
          Interest                                                                           $121               $21,697
          Income taxes                                                                 $1,448,336            $1,380,000







            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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


NOTE 2 - INCENTIVE STOCK OPTION PLAN
------------------------------------
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 1998, there were 286,366 options outstanding of which 216,035 were currently exercisable. During the quarter ended June 30, 1998, options on 82,327 shares of common stock were exercised. There are no additional options available for future grant under the 1985 plan.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 3 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997, and for the six months ended June 30, 1998 and 1997:

                                                                 Three Months Ended                  Six Months Ended
                                                                       June 30                           June 30
                                                                1998              1997            1998              1997
                                                                ----              ----            ----              ----
Basic Earnings Per Share

Net income numerator                                         $2,184,110        $1,884,584      $4,347,820        $3,649,738
                                                              =========         =========       =========         =========
Weighted average shares outstanding
     denominator                                              6,179,592         6,132,138       6,167,441         6,110,901
                                                              =========         =========       =========         =========

     Basic Earnings Per Share                                     $0.35             $0.31           $0.70             $0.60


Diluted Earnings Per Share
Net income numerator                                         $2,184,110        $1,884,584      $4,347,820        $3,649,738
                                                              =========         =========       =========         =========
Weighted average shares outstanding
     denominator                                              6,179,592         6,132,138       6,167,441         6,110,901
Effect of diluted securities                                    261,335           196,212         265,359           218,669
                                                              ---------         ---------       ---------         ---------
Diluted shares outstanding denominator                        6,440,927         6,328,350       6,432,800         6,329,570
                                                              =========         =========       =========         =========

     Diluted Earnings Per Share                                   $0.34             $0.30           $0.68             $0.58

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

Crusader Insurance Company ("Crusader"), the Company's property and casualty insurance company, generates a significant amount of cash as a result of its holdings of unearned premium reserves and reserves for loss payments. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 1998, the Company had cash and cash investments of $99,906,201 (at amortized cost) of which $94,452,001 (95%) were investments of Crusader.

As of the quarter ended June 30, 1998, the Company had invested $93,364,741 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments. The balance of the Company's investments was in high-quality, short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investments in fixed maturity obligations of $93,364,741 (at amortized cost) include $35,476,613 (38%) of pre-refunded state and municipal tax exempt bonds, $14,579,098 (16%) of U.S. treasury securities, $43,009,030 (46%) in high-quality industrial bonds and $300,000 of certificates of deposit. The tax exempt interest income earned for the three months and six months ended June 30, 1998, was $419,206 and $865,953, respectively. The tax exempt interest income earned for the three months and six months ended June 30, 1997, was $449,546 and $904,162, respectively.

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

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 1998, net of trust restriction of $2,557,954, statutory deposits of $2,725,000, and dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

There are no material commitments for capital expenditures as of the date of this report.

Year 2000. The Year 2000 issue is the result of computer programs being written utilizing two digits rather than four digits to define a year. Any computer programs which have date sensitive software utilizing a two digit year would recognize a year of "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has assessed its Year 2000 issues and is in the process of making any necessary modifications to its computer systems. This project is estimated to be completed by the end of 1998, prior to any anticipated impact on the Company's operating systems. Portions of this project have been completed and tested as of June 30, 1998. The cost of this project has been charged to current operations as incurred and will not have a material effect on the Company's results of operation or financial position.

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of the Company's agents and brokers, suppliers, financial institutions and others with whom the Company conducts business, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to external Year 2000 problems, if any, although the Company does not presently anticipate it will have a material adverse impact on its business.


(b) Results of Operations:
All comparisons made in this discussion are comparing the three and six months ended June 30, 1998, to the three and six months ended June 30, 1997, unless otherwise indicated.

The Company's net income increased $299,526 (16%) to $2,184,110 for the three months and $698,082 (19%) to $4,347,820 for the six months ended June 30, 1998, compared to net income of $1,884,584 for the three months and $3,649,738 for the six months ended June 30, 1997. Total revenues decreased $289,433 (2%) for the three months and increased $144,462 (1%) for the six months ended June 30, 1998, when compared to the three and six months ended June 30, 1997.

Premium earned before reinsurance decreased $274,166 (3%) to $10,415,497 for the three months and increased $183,481 (1%) to $20,970,307 for the six months ended June 30, 1998, compared to the three and six months ended June 30, 1997. Crusader's Commercial Package business represents approximately 97% of insurance premiums earned as of June 30, 1998, compared to 96% as of June 30, 1997.

Premium written before reinsurance decreased $2,240,253 (20%) to $9,239,511 for the three months and decreased $1,608,437 (8%) for the six months ended June 30, 1998, compared to the three and six months ended June 30, 1997. This decrease in written premium is primarily due to a change in the marketing strategy for the states of Washington and Oregon. The Company began marketing direct to retail agents and brokers in these states, and ceased marketing through its former General Agent. While this has resulted in a temporary reduction in premium written, the Company expects the long-term result to be increased revenues with reduced acquisition expense.

Ceded premium earned was 15% of gross earned premium for the three months and 13% of gross earned premium for the six months ended June 30, 1998, compared to 15% for the three months and 12% for the six months ended June 30, 1997.

Net investment income, excluding realized investment gains, increased $179,806 (15%) to $1,405,197 for the three months and $349,214 (14%) to $2,764,075 for the six months ended June 30, 1998, compared to investment income of $1,225,391 for the three months and $2,414,861 for the six months ended June 30, 1997. This increase was primarily due to a 15% increase (at amortized cost) in invested assets.

Gross commission and fee income decreased $162,589 (11%) to $1,316,134 for the three months and decreased $112,080 (4%) to $2,785,379 for the six months ended June 30, 1998, compared to the three and six months ended June 30, 1997. This decrease for the three and six months consisted of the following:

                                               Three months         Six months

  Workers' compensation program                 $ (34,202)          $  36,431
  Daily automobile rental insurance program          (901)             17,406
  Service fee income                              (80,833)            (59,551)
  Commercial automobile insurance program         (24,098)            (68,943)
  Health and life insurance program               (22,555)            (37,423)
                                                 --------            --------
     Net decrease in commission and fee income  $(162,589)          $(112,080)
                                                 ========            =========

Losses and loss adjustment expenses were 50% of net premium earned for the three months and 51% of net premium earned for the six months ended June 30, 1998, compared to 54% of net premium earned for the three and six months ended June 30, 1997. This decrease was primarily due to the favorable development of prior period losses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 27% of net premium earned for the three months and 28% of net premium earned for the six months ended June 30, 1998, compared to 29% of net premium earned for the three months and six months ended June 30, 1997.

Salaries and employee benefits increased $56,453 (6%) to $992,116 for the three months and increased $181,661 (10%) to $2,041,737 for the six months ended June 30, 1998, compared to salary and employee benefits of $935,663 for the three months and $1,860,076 for the six months ended June 30, 1997.

Commissions to agents/brokers decreased $58,874 (20%) to $235,611 for the three months and decreased $88,923 (16%) to $480,538 for the six months ended June 30, 1998, compared to the three and six months ended June 30, 1997. The decrease is primarily due to related decreases in revenue in the health and life program and to the sale of the commercial automobile program to a non-affiliated third party in June, 1997.

Other operating expenses decreased $118,664 (19%) for the three months and $223,565 (17%) for the six months ended June 30, 1998, compared to the three and six months ended June 30, 1997. This decrease was primarily due to a $255,000 reduction in interest expense payable due to a settlement of federal income tax issues for the fiscal years ended March 31, 1990, through March 31, 1994, which were under appeal.

Income tax provision increased 2.6% to 33.6% of income before taxes for the three months and increased 2.0% to 32.2% of income before taxes for the six months ended June 30, 1998, compared to the three months and six months ended June 30, 1997. This increase was primarily due to a federal income tax payment of $64,441 in full settlement of all issues under appeal regarding the Company's federal income tax returns for the fiscal years ended March 31, 1990, through March 31, 1994.

The effect of inflation on net income of the Company during the three and six months ended June 30, 1998, and 1997 was not significant.


Forward looking statements
Information contained in this discussion, other than historical information, are considered "forward looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward looking statements are disclosed in the Company's 1997 Form 10-K as filed with the Securities and Exchange Commission. Further, the statements herein concerning the effects of the Company's stated expectation as to the long-term results of marketing in the states of Washington and Oregon directly to retail agents and brokers rather than through the Company's former general agent are forward looking statements which involve risks and uncertainties that could cause actual results to differ materially from these forward looking statements. With respect to the statement concerning the effects of the change in marketing in the states of Washington and Oregon, factors which would cause the actual results to differ materially include the Company's ability to effectively market to retail agents and brokers in those states, the willingness of the retail agents and brokers in those states to deal directly with the Company, and general economic conditions and competition in those states.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the quarter ended June 30, 1998, the Company issued an aggregate of 61,784 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to an aggregate of three employees of the Company. Of these shares, 4,065 shares were issued in exchange for $14,227.50 in cash, 5,000 shares were issued in exchange for $17,500.00 in cash, and 73,262 shares were issued in exchange for 20,543 shares of common stock and $11.25 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under
Section 4(2) thereof as transactions not involving a public offering.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

(a) On June 5, 1998, the Company held its Annual Meeting of Stockholders.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.

(c) At the meeting, the following persons were elected by the vote indicated (there were no abstentions or broker non-votes) as directors to serve until the next meeting of shareholders and until their successors are duly elected and qualified.

Name                             For                      Against or Withheld

Erwin Cheldin                 5,414,584                         50,200
Lester A. Aaron               5,414,584                         50,200
Cary L. Cheldin               5,414,584                         50,200
George C. Gilpatrick          5,414,584                         50,200
Roger H. Platten              5,414,584                         50,200
David A. Lewis                5,414,584                         50,200
Bernard R. Gans               5,414,584                         50,200


ITEM 5 - OTHER INFORMATION

In July 1998, David E. Driscoll was elected a Director of the Registrant to fill a vacancy created by the resignation of Bernard R. Gans. Mr. Gans resigned for personal reasons. Mr. Driscoll is a partner in the Riverside, California, law firm of Foster, Driscoll & Reynolds that specializes in insurance defense matters.

If a shareholder desires to submit a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders and to have the proposal set forth in the Proxy Statement and form of Proxy for such meeting in accordance with Rule 14a-8 of the Securities and Exchange Commission, such proposal should be received by the Company no later than December 21, 1998. If a shareholder proposal is otherwise presented at the Company's 1999 Annual Meeting of Shareholders, proxies solicited by the Company for such Annual Meeting will confer upon the proxy holders' discretionary authority to vote on any matter so presented at the meeting of which the Company did not have notice prior to March 6, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K:
      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.

                           UNICO AMERICAN CORPORATION



Date: August 13, 1998       By: /s/  Erwin Cheldin
                                ------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date: August 13, 1998       By: /s/  Lester A. Aaron
                                --------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal Accounting and Principal Financial Officer)