Form 10-Q
period 1998-09-30
UNICO AMERICAN CORP
filed 1998-11-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

        For the quarterly period from July 1, 1998 to September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                    6,220,786
       Number of shares of common stock outstanding as of November 5, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          September 30            December 31
                                                                                              1998                   1997
                                                                                              ----                   ----
                                                           ASSETS
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost: September
         30, 1998  $94,281,485;  December 31, 1997  $86,106,571)                           $98,107,313            $87,965,590
      Equity securities at market (cost: September 30, 1998
          $1,897,317;   December 31, 1997  $230,460)                                         1,769,000                223,100
   Short-term investments, at cost                                                           4,753,556              6,137,495
                                                                                           -----------             ----------
      Total Investments                                                                    104,629,869             94,326,185
Cash                                                                                           391,147                 55,768
Accrued investment income                                                                    1,873,089              1,807,364
Premiums and notes receivable, net                                                           6,430,394              7,404,606
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    347,024                 56,379
   Unpaid losses and loss adjustment expenses                                                1,248,913              1,413,603
Prepaid reinsurance premiums                                                                    15,373                945,563
Deferred policy acquisition costs                                                            4,864,173              4,886,684
Property and equipment (net of accumulated depreciation)                                       186,011                203,709
Deferred income taxes                                                                                -              1,005,865
Other assets                                                                                   485,440                836,658
                                                                                           -----------            -----------
     Total Assets                                                                         $120,471,433           $112,942,384
                                                                                           ===========            ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                                                 $42,288,381            $42,004,851
Unearned premiums                                                                           19,242,772             21,673,009
Advance premiums                                                                             1,576,922              1,368,114
Funds held as security for performance                                                         697,866                723,066
Accrued expenses and other liabilities                                                       4,206,866              2,095,567
Income taxes payable                                                                            23,250                 16,993
Deferred income taxes payable                                                                   15,275                      -
                                                                                            ----------             ----------
    Total Liabilities                                                                      $68,051,332            $67,881,600
                                                                                            ----------             ----------

STOCKHOLDERS'  EQUITY
Common stock,  no par - authorized  10,000,000  shares,  issued and  outstanding shares 6,220,786 at September 30, 1998
   and 6,153,706 at December 31, 1997                                                        2,886,952              2,838,058
Accumulated other comprehensive income:
   Net unrealized gains on investments classified as available for sale                      2,440,357              1,222,095
Retained earnings                                                                           47,092,792             41,000,631
                                                                                            ----------             ----------
  Total Stockholders' Equity                                                               $52,420,101            $45,060,784
                                                                                            ----------             ----------

  Total Liabilities and Stockholders' Equity                                              $120,471,433           $112,942,384
                                                                                           ===========            ===========

            See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended                        Nine Months Ended
                                                                      September 30                             September 30
                                                                      ------------                             ------------
                                                                 1998             1997                   1998               1997
                                                                 ----             ----                   ----               ----
REVENUES
Insurance Company Revenues
     Premium earned                                          $10,048,497        $10,997,409          $31,018,804        $31,784,235
     Premium ceded                                             1,537,040          1,856,727            4,308,176          4,410,728
                                                              ----------         ----------           ----------         ----------
          Net premium earned                                   8,511,457          9,140,682           26,710,628         27,373,507
     Net investment income                                     1,385,234          1,239,020            4,045,696          3,584,168
     Net realized investment gains                               124,939             24,174              141,169             25,093
     Other income                                                     75                223                1,138                383
                                                              ----------         ----------           ----------         ----------
          Total Insurance Company Revenues                    10,021,705         10,404,099           30,898,631         30,983,151

Other Revenues from Insurance Operations
     Gross commissions and fees                                1,456,945          1,422,735            4,242,324          4,320,194
     Investment income                                            63,173             35,894              166,786            105,607
     Finance charges and late fees earned                        261,475            302,555              779,393            894,480
     Other income                                                    875                729                6,004              7,083
                                                              ----------         ----------           ----------         ----------
          Total Revenues                                      11,804,173         12,166,012           36,093,138         36,310,515
                                                              ----------         ----------           ----------         ----------

EXPENSES
Losses and loss adjustment expenses                            4,372,848          4,846,266           13,567,529         14,742,677
Policy acquisition costs                                       2,286,373          2,726,391            7,312,011          7,965,440
Salaries and employee benefits                                 1,046,831            885,196            3,088,568          2,745,272
Commissions to agents/brokers                                    275,964            242,139              756,502            811,600
Other operating expenses                                         645,148            653,822            1,775,019          2,007,258
                                                             -----------        -----------          -----------         ----------
          Total Expenses                                       8,627,164          9,353,814           26,499,629         28,272,247
                                                              ----------         ----------           ----------         ----------

          Income Before Taxes                                  3,177,009          2,812,198            9,593,509          8,038,268

Income Tax Provision                                             997,213            861,392            3,065,893          2,437,724
                                                              ----------        -----------           ----------         ----------

          Net Income                                          $2,179,796         $1,950,806           $6,527,616         $5,600,544
                                                               =========          =========            =========          =========



PER SHARE DATA:
Basic
   Earnings Per Share                                              $0.35              $0.32               $1.06               $0.91
   Shares Outstanding                                          6,220,753          6,153,203           6,185,212           6,125,001
Diluted
   Earnings Per Share                                              $0.34              $0.30               $1.02               $0.88
   Shares Outstanding                                          6,421,286          6,403,457           6,428,962           6,396,280









            See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                      Nine Months Ended
                                                                      September 30                           September 30

                                                                 1998               1997                1998              1997
                                                                 ----               ----                ----              ----

Net income                                                    $2,179,796         $1,950,806          $6,527,616        $5,600,544
Other changes in comprehensive income
   net of tax:
     Unrealized gains on securities
        classified as available-for-sale arising
        during the period                                      1,133,531            462,926           1,218,262           209,688
     Less: reclassification adjustment for
        gains included in net income                             (82,460)           (15,955)            (93,172)          (16,562)
                                                               ---------          ---------           ---------         ---------
            Comprehensive Income                              $3,230,867         $2,397,777          $7,652,706        $5,793,670
                                                               =========          =========           =========         =========



































            See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                           1998                   1997
                                                                                           ----                   ----
Cash Flows from Operating Activities:
   Net Income                                                                          $6,527,616             $5,600,544
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                        73,120                 63,438
      Bond amortization, net                                                              495,668                393,858
      Net realized (gain) on sale of securities                                          (141,169)               (25,093)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     908,487              1,089,572
      Reinsurance recoverable                                                            (125,955)               592,123
      Prepaid reinsurance premiums                                                        930,190                395,025
      Deferred policy acquisitions costs                                                   22,511                (14,715)
      Other assets                                                                        351,218                (38,956)
      Reserve for unpaid losses and loss adjustment expenses                              283,530              2,615,254
      Unearned premium reserve                                                         (2,430,237)              (128,879)
      Funds held as security and advanced premiums                                        183,608                (20,037)
      Accrued expenses and other liabilities                                            2,111,299               (111,733)
      Income taxes current/deferred                                                       399,807                 33,077
                                                                                        ---------             ----------
          Net Cash Provided from Operations                                             9,589,693             10,443,478
                                                                                        ---------             ----------

Investing Activities
     Purchase of fixed maturity investments                                           (17,457,379)           (15,372,354)
     Proceeds from maturity of fixed maturity investments                               7,794,600              5,098,000
     Proceeds from sale of fixed maturity investments                                   1,041,250                      -
     Purchase of equity securities - cost                                              (3,128,440)            (1,019,500)
     Proceeds from sale of equity securities                                            1,523,994                814,132
     Net increase in short-term investments                                             1,413,644              1,336,062
     Additions to property and equipment                                                  (55,422)               (44,307)
                                                                                        ----------             ---------
          Net Cash (Used) by Investing Activities                                      (8,867,753)            (9,187,967)
                                                                                        ---------              ---------

Financing Activities
     Proceeds from issuance of common stock                                                48,894                    359
     Repayment of note payable - bank                                                           -               (750,001)
     Dividends paid to shareholders                                                      (435,455)              (430,724)
                                                                                          -------              ---------
          Net Cash (Used) by Financing Activities                                        (386,561)            (1,180,366)
                                                                                          -------              ---------

Net Increase in Cash                                                                      335,379                 75,145
Cash at beginning of period                                                                55,768                 82,637
                                                                                          -------               --------
          Cash at End of Period                                                          $391,147               $157,782
                                                                                          =======               ========

Supplemental Cash Flow Information
     Cash Paid During the Period for:
          Interest                                                                           $121                $21,954
          Income taxes                                                                 $2,505,000             $2,295,000



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Nature of Business
Unico American Corporation ("Unico") is an insurance holding company. Unico and its subsidiaries, all of which are wholly owned (the "Company") provide, primarily in California, property, casualty, health and life insurance, and related premium financing.

Principles of Consolidation
The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Unico American Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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


NOTE 2 - INCENTIVE STOCK OPTION PLAN
------------------------------------
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 1998, there were 286,366 options outstanding of which 216,035 were currently exercisable. There are no additional options available for future grant under the 1985 plan.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 3 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997:


                                                                    Three Months Ended               Nine Months Ended
                                                                      September 30                      September 30
                                                                  1998             1997            1998             1997
                                                                  ----             ----            ----             ----
Basic Earnings Per Share

Net income numerator                                          $2,179,796        $1,950,806      $6,527,616       $5,600,544
                                                               =========         =========       =========        =========

Weighted average shares outstanding
     denominator                                               6,220,753         6,153,203       6,185,212        6,125,001
                                                               =========         =========       =========        =========

     Basic Earnings Per Share                                     $0.35              $0.32          $1.06             $0.91


Diluted Earnings Per Share
Net income numerator                                          $2,179,796        $1,950,806      $6,527,616       $5,600,544
                                                               =========         =========       =========        =========

Weighted average shares outstanding
     denominator                                               6,220,753         6,153,203       6,185,212        6,125,001
Effect of diluted securities                                     200,533           250,254         243,750          271,279
                                                               ---------         ---------       ---------        ---------
Diluted shares outstanding denominator                         6,421,286         6,403,457       6,428,962        6,396,280
                                                               =========         =========       =========        =========

     Diluted Earnings Per Share                                   $0.34              $0.30          $1.02             $0.88


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

Crusader Insurance Company ("Crusader"), the Company's property and casualty insurance subsidiary, generates a significant amount of cash as a result of its holdings of unearned premium reserves and reserves for loss payments. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 1998, the Company had cash and cash investments of $101,323,505 (at amortized cost) of which $95,574,748 (94%) were investments of Crusader.

As of the quarter ended September 30, 1998, the Company had $94,281,485 (at amortized cost) or 93% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's fixed maturity investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality fixed maturity investments until their maturities.

The Company's investments in fixed maturity obligations included $34,298,371 (36%) of pre-refunded state and municipal tax-exempt bonds, $13,615,259 (15%) of U.S. treasury securities, $46,067,855 (49%) in high-quality industrial bonds and $300,000 of certificates of deposit. The tax-exempt interest income earned for the three months and nine months ended September 30, 1998, was $417,366 and $1,283,319, respectively. The tax-exempt interest income earned for the three months and nine months ended September 30, 1997, was $448,986 and $1,353,148, respectively.

The balance of the Company's investments were invested in equity securities and high-quality, short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investment policy limits investments in any one company to $1,500,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company also limits its holdings of equity securities to no greater than five percent of stockholders' equity. All of the Company's investments are high-grade investment quality; all state and municipal tax-exempt fixed maturity investments are pre-refunded issues, and all certificates of deposit are FDIC insured.

On August 14, 1998, the company paid the $0.07 (seven cents) per common share cash dividend that was declared by the Board of Directors on May 1, 1998, to shareholders of record at the close of business on July 31, 1998.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 1998, net of trust restriction of $2,769,593, statutory deposits of $2,725,000, and dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

There are no material commitments for capital expenditures as of the date of this report.

Year 2000. The Year 2000 issue is the result of computer programs being written utilizing two digits rather than four digits to define a year. Any computer programs which have date sensitive software utilizing a two digit year would recognize a year of "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has assessed its Year 2000 issues and is in the process of making any

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

necessary modifications to its computer systems. This project is estimated to be completed by the end of 1998, prior to any anticipated impact on the Company's operating systems. Portions of this project have been completed and tested as of September 30, 1998. The cost of this project has been charged to current operations as incurred and will not have a material effect on the Company's results of operation or financial position.

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

(b)  Results of Operations:
All comparisons made in this discussion are comparing the three and nine months ended September 30, 1998, to the three and nine months ended September 30, 1997, unless otherwise indicated.

The Company's net income increased $228,990 (12%) to $2,179,796 for the three months and $927,072 (17%) to $6,527,616 for the nine months ended September 30, 1998, compared to net income of $1,950,806 for the three months and $5,600,544 for the nine months ended September 30, 1997. Total revenues decreased $361,839 (3%) for the three months and decreased $217,377 (1%) for the nine months ended September 30, 1998, when compared to the three and nine months ended September 30, 1997.

Premium earned before reinsurance decreased $948,912 (9%) to $10,048,497 for the three months and decreased $765,431 (2%) to $31,018,804 for the nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997. Crusader's commercial package business represents approximately 97% of insurance premiums earned as of September 30, 1998, compared to 96% as of September 30, 1997.

Premium written before reinsurance decreased $1,458,352 (14%) to $9,035,312 for the three months and decreased $3,066,789 (10%) to $28,588,566 for the nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997. This decrease in written premium is primarily due to a change in the marketing strategy for the states of Washington and Oregon where premium decreased $1,286,266 for the three months and decreased $2,445,907 for the nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997. The Company began marketing direct to retail agents and brokers in these states and ceased marketing through its former general agent. While this has resulted in a temporary reduction in premium written, the Company expects the long-term result to be increased revenues with reduced acquisition expense.

Ceded premium earned was 15% of gross earned premium for the three months and 14% of gross earned premium for the nine months ended September 30, 1998, compared to 17% for the three months and 14% for the nine months ended September 30, 1997.

Net investment income, excluding realized investment gains, increased $173,493 (14%) to $1,448,407 for the three months and $522,707 (14%) to $4,212,482 for the nine months ended September 30, 1998, compared to investment income of $1,274,914 for the three months and $3,689,775 for the nine months ended September 30, 1997. This increase was primarily due to a 13% increase (at amortized cost) in invested assets.

The Company realized investment gains of $124,939 for the three months and $141,169 for the nine months ended September 30, 1998, compared to investment gains of $24,174 for the three months and $25,093 for the nine months ended September 30, 1997. The increase in investment gains is the result of gains of $46,181 from the sales of equity securities and a gain of $78,758 from the sale of a U.S. treasury note. The proceeds of the U.S. treasury note, which was sold in the quarter ended September 30, 1998, were reinvested into a high-grade corporate note with approximately the same maturity date, but with a higher yield.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross commission and fee income increased $34,210 (2%) to $1,456,945 for the three months and decreased $77,870 (2%) to $4,242,324 for the nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997. This increase for the three months and the decrease for the nine months consisted of the following:

                                                        Three Months Nine Months
                                                        ------------ -----------

 Workers' compensation program                            $ 4,940      $ 41,371
 Daily automobile rental insurance program                 46,543        63,949
 Health and life insurance program                         83,846        46,424
 Service fee income                                       (94,996)     (154,548)
 Commercial automobile insurance program (discontinued)    (6,123)      (75,066)
                                                           ------       -------
    Net increase (decrease) in commission and fee income  $34,210      $(77,870)
                                                           ======        ======



The decrease in service fee income for the three and nine months ended September 30, 1998, was primarily related to the decrease in written premium.

Losses and loss adjustment expenses were 51% of net premium earned for the three months and the nine months ended September 30, 1998, compared to 53% of net premium earned for the three months and 54% of net premium earned for the nine months ended September 30, 1997. This decrease was primarily due to the favorable development of prior period losses.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 27% of net premium earned for the three and the nine months ended September 30, 1998, compared to 30% of net premium earned for the three months and 29% of net premium earned for the nine months ended September 30, 1997.

Salaries and employee benefits increased $161,635 (18%) to $1,046,831 for the three months and increased $343,296 (13%) to $3,088,568 for the nine months ended September 30, 1998, compared to salary and employee benefits of $885,196 for the three months and $2,745,272 for the nine months ended September 30, 1997.

Commissions to agents/brokers increased $33,825 (14%) to $275,964 for the three months and decreased $55,098 (7%) to $756,502 for the nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997. The increase in the three months is primarily due to a related increase in revenue in the health and life program, which had experienced declines in the previous periods. The decrease in the nine month period is primarily related to the sale of the commercial automobile program to a non-affiliated third party in June, 1997.

Other operating expenses decreased $8,674 (1%) for the three months and decreased $232,239 (12%) for the nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997. This decrease for the nine months was primarily due to a $240,155 reduction in interest expense payable due to a settlement of federal income tax issues for the fiscal years ended March 31, 1990, through March 31, 1994, which were under appeal.

Income tax provision increased 1.6% to 32.0% of income before taxes for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. This increase was primarily due to an $82,646 decrease in non-taxable income (interest on municipal bonds and dividends on equity securities) and a $64,441 increase in the federal income tax provision resulting from the full settlement of all tax issues which were under appeal regarding the Company's federal income tax returns for the fiscal years ended March 31, 1990, through March 31, 1994.

The effect of inflation on net income of the Company during the three and nine months ended September 30, 1998 and 1997 was not significant.

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



PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      Exhibit 27 - Financial Data Schedule.

(b)   Reports on Form 8-K:
      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.


                           UNICO AMERICAN CORPORATION



Date: November 12, 1998   By:   /s/ERWIN CHELDIN
                                ----------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date: November 12, 1998   By:   /s/LESTER A. AARON
                                ------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)