Form 10-K
period 1998-12-31
UNICO AMERICAN CORP
filed 1999-04-08
CIK 100716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1998 Commission File No. 0-3978


                           UNICO AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

        Nevada                                      95-2583928
(State or other jurisdiction of                 (I.R.S  Employee
 incorporation or organization)                  Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and willnot be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of Registrant's voting stock held by non-affiliates as of March 19, 1999 was $36,046,184 (based on theclosing sales price on such date, as reported by the Wall Street Journal).

                                    6,224,369
        Number of shares of common stock outstanding as of March 19, 1999

Portions of the definitive proxy statement which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 1998, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120 day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

                                     PART I
                                     ------

Item 1.  Business
-----------------
Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969. Unico American Corporation is an insurance holding company which provides property, casualty, health and life insurance and related premium financing through its wholly owned subsidiaries. Descriptions of the Company's operations in the following paragraphs are categorized between the Company's major segment, its insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company ("Crusader"), the Company's property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the fiscal year ended December 31, 1998, are as follows:

                                                                                                         Percent of Total
                                                                                     Total Revenues      Company Revenues

Insurance Company Revenues                                                           $40,661,632              85.5%


Other Revenues from Insurance Operations
----------------------------------------
Health and life insurance program commission income                                    2,216,446               4.6%
Service fee income                                                                     1,896,258               4.0%
Daily automobile rental insurance program commission
    and claim administration fees                                                        807,503               1.7%
Association operations membership and fee income                                         355,781               0.8%
Workers' compensation program commission income                                          329,465               0.7%
Commercial and personal automobile insurance program
    commission income, service fees and claim administration fees                          1,843                  -
Miscellaneous fee income                                                                     242                  -
                                                                                       ----------             -----
              Total gross commission and fee income                                    5,607,538              11.8%
Insurance premium financing operation finance charges and late fees                    1,033,479               2.2%
Non-insurance company investment income                                                  234,580               0.5%
Other income                                                                               7,041                  -
                                                                                       ---------              -----
              Total Other Revenues from Insurance Operations                           6,882,638              14.5%
                                                                                       ---------              -----

              Total Revenues                                                         $47,544,270             100.0%
                                                                                      ==========             ======


                           INSURANCE COMPANY OPERATION
                           ---------------------------
General
-------
The insurance company operation is conducted through Crusader, which as of December 31, 1998, is licensed as an admitted insurance carrier in the states of Arizona, California, Montana, Nevada, Oregon and Washington. Crusader is a multiple line property and casualty insurance company which began transacting business on January 1, 1985. As of December 31, 1998, 97% of Crusader's business was commercial multiple peril "business package" insurance policies. This business is written in all of the states in which it is licensed. Commercial multiple peril policies provide a combination of property and liability coverage for businesses and business property. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. Crusader also writes separate commercial property and commercial liability policies.

Crusader's business is produced by Unifax Insurance Systems, Inc., ("Unifax") its sister corporation. Unifax has substantial experience with these classes of business. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in the above table. Crusader is licensed in all property and casualty and disability lines by the California Department of Insurance.

Reinsurance
-----------
A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. Crusader has reinsurance agreements with National Reinsurance Corporation, a California admitted reinsurer. National Reinsurance Corporation was acquired by General Reinsurance Corporation in 1996. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses which may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 78% of the participating catastrophe reinsurers are admitted in California.

The aggregate amount of earned premium ceded to the reinsurers was $5,700,222 for the fiscal year ended December 31, 1998, and $6,394,328 for the fiscal year ended December 31, 1997.

On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk subject to aggregate limits and to catastrophe and clash covers. Beginning January 1, 1998, an annual aggregate deductible of $750,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. The catastrophe and clash covers (subject to a maximum occurrence and annual aggregate) help protect the Company from one loss occurrence affecting multiple policies

On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader which includes a reimbursement of the cost of acquiring the portion of the premium which is ceded. Crusader does not currently assume any reinsurance. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time.
The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

Unpaid Losses and Loss Adjustment Expenses
------------------------------------------
Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Historical data includes the 14 years that Crusader has been in operation and the data from its general agent developed with other insurance companies prior to 1985. Since the ultimate liability of Crusader may be greater or less than estimated reserves, all reserves are constantly monitored and adjusted when appropriate. Reserves for loss adjustment expenses are estimated to cover the direct costs associated with specific claims as well as an estimate of administrative costs.

The process of establishing loss reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1989 through 1998. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date, including the estimated losses that had been incurred but not reported to the Company. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

The table reflects redundancies in Crusader's net loss and loss adjustment expense reserves in all years except 1994. These redundancies are due to Crusader's loss reserving practices used in determining its incurred but not reported losses and loss adjustment expenses ("IBNR"). There is no assurance the redundancies will continue and the Company believes a change in the way it computes IBNR is not warranted. Crusader is a relatively small insurance company with 14 years of its own statistical experience. Crusader is constantly changing its product mix and exposures, including the types of businesses insured within its business package program as well as its lines of business. In addition, it is regularly expanding its territories both inside and outside of California. Considering the uncertainties from this changing environment as well as its limited internal data and history, the Company recognizes the difficulties in developing its own unique IBNR statistics; therefore, it incorporates industry standards and averages into its estimates. When Crusader establishes its IBNR reserves, although historically conservative, it is still well below industry average; and the Company believes that it is properly stated. When subsequent development justifies changes in IBNR, the Company acts accordingly.

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

                           CRUSADER INSURANCE COMPANY
            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT



                                                                          Fiscal Year Ended March 31
                                     ---------------------------------------------------------------------------------------------
                                      1989          1990         1991          1992         1993          1994         1995
                                      ----          ----         ----          ----         ----          ----         ----



         Reserve for Unpaid
         Losses and Loss
         Adjustment Expenses        $23,511,133  $23,601,435   $22,918,442  $21,249,902  $20,824,039   $21,499,778  $27,633,304

         Paid Cumulative as of
         1 Year Later                 6,326,868    6,204,559     6,425,329    6,368,554    8,904,427     7,687,180    8,814,611
         2 Years Later               10,726,038   10,357,708    10,946,318    9,583,885   10,824,024    13,453,833   13,502,224
         3 Years Later               13,652,062   12,935,827    12,409,499   11,814,445   13,178,262    16,597,366   18,911,104
         4 Years Later               15,121,985   13,561,987    12,951,511   12,667,989   14,462,911    19,073,442   22,631,450
         5 Years Later               15,316,299   13,768,277    13,357,941   13,093,970   15,821,444    21,452,429
         6 Years Later               15,385,519   13,866,654    13,459,123   13,385,215   16,936,140
         7 Years Later               15,416,138   13,923,206    13,422,013   14,067,010
         8 Years Later               15,450,239   13,797,865    13,630,780
         9 Years Later               15,467,116   13,996,301
         10 Years Later              15,479,036

         Reserves Reestimated as
         of
         1 Year Later                22,315,883   20,990,669    20,153,906   18,562,116   19,599,695    20,912,743   25,666,251
         2 Years Later               20,165,458   18,566,956    17,136,498   15,021,149   15,742,478    20,289,699   24,984,032
         3 Years Later               18,348,965   15,846,416    14,788,046   13,802,009   15,463,566    21,217,766   24,575,023
         4 Years Later               16,385,905   14,631,554    13,961,555   13,620,235   16,174,111    21,843,632   26,146,874
         5 Years Later               15,782,294   14,115,281    13,833,745   13,790,786   16,888,885    23,767,472
         6 Years Later               15,511,081   14,063,578    13,754,304   13,878,797   17,762,615
         7 Years Later               15,471,448   14,063,080    13,529,769   14,374,473
         8 Years Later               15,486,955   13,853,735    13,730,935
         9 Years Later               15,489,438   14,037,964
         10 Years Later              15,504,381
         Cumulative
         Redundancy
         (Deficiency)                $8,006,753   $9,563,471    $9,187,507   $6,875,429   $3,061,424   $(2,267,694)  $1,486,430
                                      =========    =========     =========    =========    =========    ===========   =========



         Gross Liability for Unpaid Losses and Loss Adjustment Expenses                  $23,011,868   $26,294,199  $32,370,752
         Ceded Liability for Unpaid Losses and Loss Adjustment Expenses                   (2,187,829)   (4,794,421)  (4,737,448)
                                                                                          ----------    ----------   ----------
         Net Liability for Unpaid Losses and Loss Adjustment Expenses                    $20,824,039   $21,499,778  $27,633,304
                                                                                          ==========    ==========   ==========


         Gross Liability Reestimated                                                     $23,757,220   $25,117,074  $28,999,151
         Ceded Liability Reestimated                                                      (5,994,605)   (1,349,602)  (2,852,277)
                                                                                          ----------    ----------   ----------
         Net Liability Reestimated                                                       $17,762,615   $23,767,472  $26,146,874
                                                                                          ==========    ==========   ==========
         Gross Reserve Redundancy (Deficiency)                                             $(745,352)   $1,177,125   $3,371,601
                                                                                            =========    =========    =========

























                           CRUSADER INSURANCE COMPANY
            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT



                                                                          Fiscal Year
                                                                             Ended           Fiscal Year Ended December 31
                                                                            March 31     ------------------------------------
                                                                              1996         1996           1997         1998
                                                                              ----         ----           ----         ----
                                                                                      (Nine Months)


         Reserve for Unpaid
         Losses and Loss
         Adjustment Expenses                                              $32,682,153  $37,111,846    $40,591,248   $40,374,232

         Paid Cumulative as of
         1 Year Later                                                       7,019,175   10,996,896     12,677,646
         2 Years Later                                                     15,292,415   19,488,853
         3 Years Later                                                     20,898,580

         Reserves Reestimated as
         of
         1 Year Later                                                      31,232,388   32,838,369     35,730,603
         2 Years Later                                                     28,636,286   31,086,210
         3 Years Later                                                     28,074,691

         Cumulative
         Redundancy
         (Deficiency)                                                     $4,607,462   $6,025,636     $4,860,645
                                                                           =========    =========      =========


         Gross Liability for Unpaid Losses and Loss Adjustment Expenses  $37,006,458  $39,740,865    $42,004,851   $41,513,945
         Ceded Liability for Unpaid Losses and Loss Adjustment Expenses   (4,324,305)  (2,629,019)    (1,413,603)   (1,139,713)
                                                                          ----------   ----------      ---------     ---------
          Net Liability for Unpaid Losses and Loss Adjustment Expenses   $32,682,153  $37,111,846    $40,591,248   $40,374,232
                                                                          ==========   ==========     ==========    ==========


         Gross Liability Reestimated                                     $30,541,435  $35,583,279    $45,072,241
         Ceded Liability Reestimated                                      (2,466,744)  (4,497,069)    (9,341,638)
                                                                          ----------   ----------     ----------
         Net Liability Reestimated                                       $28,074,691  $31,086,210    $35,730,603
                                                                          ==========   ==========     ==========
         Gross Reserve Redundancy (Deficiency)                            $6,465,023   $4,157,586    $(3,067,390)
                                                                           =========    =========     ==========

The following table provides an analysis of the rollforward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                    Fiscal Year Ended December 31
                                                                          --------------------------------------------------
                                                                              1998               1997               1996
                                                                              ----               ----               ----
                                                                                                               (Nine Months)

Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                               $40,591,248        $37,111,846         $32,682,153
                                                                           ----------         ----------          ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                            22,454,229         23,564,325          16,251,499
   (Decrease) in provision for events of prior years (*)                   (4,860,647)        (4,275,759)         (1,449,765)
                                                                           ----------         ----------          ----------
     Total losses and loss adjustment expenses                             17,593,582         19,288,566          14,801,734
                                                                           ----------         ----------          ----------

Payments
Losses and loss adjustment expenses attributable to
  insured events of the current year                                        5,132,952          4,812,268           3,352,866
Losses and loss adjustment expenses attributable to
  insured events of prior years                                            12,677,646         10,996,896           7,019,175
                                                                           ----------         ----------           ---------
     Total payments                                                        17,810,598         15,809,164          10,372,041
                                                                           ----------         ----------          ----------

 Reserve for unpaid losses and loss adjustment expenses
      at end of year - net of reinsurance                                 $40,374,232        $40,591,248         $37,111,846

Reinsurance recoverable on unpaid losses and loss
     adjustment expenses at end of year                                     1,139,713          1,413,603           2,629,019
                                                                            ---------          ---------           ---------
Reserve for unpaid losses and loss adjustment expenses at
     end of year per balance sheet , gross of reinsurance (**)            $41,513,945        $42,004,851         $39,740,865
                                                                           ==========         ==========          ==========

 (*) Decreases in incurred losses and loss adjustment expenses related to the indicated prior years reflect favorable loss experience during these years attributable to a number of combined factors which have produced favorable frequency and severity trends in recent years. In addition, actuarial assumptions based on historical trends have proven to be conservative.

(**) In accordance with Financial Accounting Standards Board Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for generally accepted accounting practices as assets rather than netted against the corresponding liability for such items on the balance sheet.

Net Premium Written to Policyholders' Surplus Ratio
---------------------------------------------------
The following table shows, for the periods indicated, Crusader's statutory ratios of net premiums written to statutory policyholders' surplus. Due to certain sales cut-off adjustments, statutory net premiums written differ slightly from those reported on the Company's financial statements Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader which establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that such ratio should generally be no greater than 3 to 1.

                                                                        Twelve Months Ended
                                        -----------------------------------------------------------------------------------
                                                               December 31                             March 31
                                        ------------------------------------------------       ----------------------------
Statutory:                                    1998              1997             1996              1996             1995
----------                                    ----              ----             ----              ----             ----
Net Premiums Written                      $34,203,908       $36,059,086      $36,652,776       $32,915,964      $30,785,970
Policyholders'Surplus                     $37,611,089       $30,899,761      $25,748,757       $22,721,183      $19,585,839
Ratio                                         .9 to 1          1.2 to 1         1.4 to 1          1.4 to 1         1.6 to 1

Regulation
----------
The insurance company operation is subject to regulation by the California Department of Insurance ("the insurance department") and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The last examination of Crusader by the insurance department covered the three years ended December 31, 1997. The report of examination dated January 20, 1999, reported no exceptions to Crusader's statutory financial statements.

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

A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. At December 31, 1998, Crusader's adjusted capital was well in excess of the required capital levels.

California Insurance Guarantee Association
------------------------------------------
In 1969, the California Insurance Guarantee Association ("CIGA") was created pursuant to California law to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. Crusader is subject to assessment by CIGA for its pro-rata share of such claims (based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California). Such assessments are based upon estimates of losses incurred in liquidating an insolvent insurer. In a particular year, Crusader cannot be assessed an amount greater than 1% of its premiums written in the preceding year. California Insurance Code Sections 1063.5 and 1063.14 allow Crusader to recoup assessments by surcharging policyholders. No assessment was made by CIGA for the 1998 or 1997 calendar years.

Holding Company Act
-------------------
Crusader is subject to regulation by the insurance department pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the insurance department may examine the affairs of Crusader at any time. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the insurance department. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving the lesser of 3% of admitted assets or 25% of policyholders' surplus, as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the insurance department of any dividend after declaration, but prior to payment

The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or a person that controls a California insurance company, such as Crusader. A person seeking to acquire "control," directly or indirectly, of the Company must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganization or mergers without prior regulatory approval.

The Company is in compliance with the Holding Company Act.

Rating
------
Insurance companies are rated to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. These ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time. Ratings focus primarily on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, market segment position and growth opportunities, marketing, sales conduct practices, investment operations, minimum policyholders' surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crusader has been rated A- (Excellent) by A.M. Best Company since its initial rating in 1990.

                           OTHER INSURANCE OPERATIONS
                           --------------------------
General Agency Operations
-------------------------
The Company's general agency subsidiaries are as follows:

Unifax primarily sells and services commercial multiple peril "business package" insurance policies. In addition, it also sells and services commercial liability, commercial property, and workers' compensation insurance policies. Unifax's workers' compensation policies are sold in Arizona and California for non-affiliated insurers. All other policies are sold and serviced for Crusader by Unifax in Arizona, California, Kentucky, Montana, Nevada, Ohio, Oregon, Pennsylvania, Texas, and Washington.

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

Insurance Claim Adjusting Operation
-----------------------------------
The Company's subsidiary U.S. Risk Managers, Inc., ("U.S. Risk") provides insurance claim adjusting services to the non-affiliated property and casualty insurance company that Bedford represents as a general agent. These services consist of receiving, reserving, adjusting, paying and accounting for insurance claims. U.S. Risk engages independent field examiners for all work performed outside the Company's office. U.S. Risk operates under a license issued by the California Department of Insurance and other states where applicable. All claim adjusting services for Crusader policies are administered by Crusader. Crusader engages independent field examiners for all work performed outside the Company's office.

Insurance Premium Finance Operation
-----------------------------------
American Acceptance Corporation ("AAC") is a licensed insurance premium finance company which provides insurance purchasers with the ability to pay their insurance premiums on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company. Currently, AAC is only financing Crusader policies.

Health and Life Insurance Operations
------------------------------------
The Company's subsidiaries National Insurance Brokers, Inc., ("NIB") and American Insurance Brokers, Inc., ("AIB") market medical, dental, life, and accidental death and dismemberment insurance through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For their services, these subsidiaries receive a commission from the insurance company. Most of the business is produced through independent insurance agents and brokers who receive a commission from NIB or AIB. NIB and AIB hold licenses issued by the California Department of Insurance. All business is currently written in the State of California.

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

                                   INVESTMENTS
                                   -----------
The investments of the Company are made by the Company's Chief Financial Officer under the supervision of an investment committee appointed by the Company's Board of Directors. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high grade obligations with a maximum term of eight years and a maximum investment in any one issuer of $1,500,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. Short-term cash investments consist of bank money market accounts, certificates of deposit, commercial paper, a U.S. government obligation money market fund, and U.S. treasury bills. These short-term investments are either U.S. government obligations, FDIC insured or are in an institution with a Moody's rating of P1 and/or Standard & Poor's rating of A1. All of the Company's investments are readily marketable and could be liquidated without any material financial impact.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                      (Amounts in Thousands)
                                       -------------------------------------------------------------------------------------
                                           As of December 31            As of December 31            As of December 31
                                                  1998                         1997                         1996
                                       ------------------------       ----------------------        ---------------------
                                         Amortized       Market       Amortized       Market        Amortized      Market
          Type of Security                 Cost           Value         Cost           Value          Cost          Value
          ----------------                 ----           -----         ----           -----          ----          -----

Certificates of deposit                   $    200     $     200       $    500      $    500        $    798      $    798
U.S. treasury securities                     9,610        10,098         15,480        15,794          22,447        22,613
Industrial and miscellaneous
   taxable bonds                            52,404        54,011         31,765        32,489          13,106        13,440
State and municipal
    tax-exempt bonds                        34,144        35,164         38,361        39,183          39,634        40,258
                                            ------        ------         ------        ------          ------        ------
Total fixed maturity investments            96,358        99,473         86,106        87,966          75,985        77,109
Short-term cash investments                  6,574         6,574          6,137         6,137           4,862         4,862
Equity investments                             504           481            230           223               -             -
                                           -------       -------         ------        ------          ------        ------
Total investments                         $103,436      $106,528        $92,473       $94,326         $80,847       $81,971
                                           =======       =======         ======        ======          ======        ======

At December 31, 1998, the Company had a net unrealized gain on all investments of $3,091,906 before income taxes.

The maturity dates of the Company's fixed maturity investments were as follows:

                                                                              (Amounts in Thousands)
                                                          --------------------------------------------------------------
                                                              As of December 31, 1998            As of December 31, 1997
                                                            Amortized          Market           Amortized         Market
                                                          ---------------------------           ------------------------
      Fixed maturities due                                    Cost              Value             Cost             Value
                                                              ----              -----             ----             -----


      Within 1 year                                         $ 8,887            $ 8,935           $11,073         $11,109

      Beyond 1 year but within 5 years                       60,551             62,555            46,082          47,126

      Beyond 5 years but within 10 years                     26,920             27,983            28,951          29,731
                                                             ------             ------            ------          ------

           Total                                            $96,358            $99,473           $86,106         $87,966
                                                             ======             ======            ======          ======


                                   COMPETITION
                                   -----------
General
-------
The property and casualty insurance industry is highly competitive in the areas of price and service. It is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity.

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

Insurance Company and General Agency Operations (Property & Casualty)
---------------------------------------------------------------------
The Company's property and casualty insurance business continues to be very competitive. There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company. In addition, Crusader competes not only with other insurance companies, but with the general agents who produce business for them. Many of these general agents offer more products than Crusader. The principal method of competition among competitors is price. While the Company attempts to meet this competition with competitive prices, its emphasis is on service, promotion, and distribution.

Insurance Claim Adjusting Operation
-----------------------------------
The insurance claim adjusting operation generates all its business from insurance policies produced by its sister company Bedford, for a non-affiliated insurance company. Competition is not a major factor as long as U.S. Risk produces a quality product at a fair price. The growth of U.S. Risk is dependent on the growth of Bedford.

Insurance Premium Financing Operation
-------------------------------------
The insurance premium financing operation currently finances only Crusader policies written through Unifax. Although competition is intense in the premium finance business, the competitive pricing, the quality of its service, and the ease and convenience of financing with AAC has made its growth and profitability possible. AAC's growth is dependent on the growth of Crusader and Unifax.

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is also intense. Approximately 95% of the Company's present health and life business is from the CIGNA HealthCare medical and dental plan programs. This percentage is slightly higher than the prior year. The Company is continuing its efforts to diversify and offer a wider variety of products to its customers, and it believes that this effort will make it more competitive and should increase future revenues.

                                    EMPLOYEES
                                    ---------
On March 5, 1999, the Company employed 142 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.


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


Item 3.  Legal Proceedings
--------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. The Company is required to resort to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

Likewise, the Company is sometimes named as a cross-defendant in litigation which is principally directed against that insurer who has issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or others which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and they do not materially affect the operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
None.


                                     PART II
                                     -------

Item 5. Market for Registrant's  Common Equity and Related  Stockholder  Matters
--------------------------------------------------------------------------------
The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) and dividends paid during the last two comparable twelve month periods are as follows:

                                   High              Low           Dividend
      Quarter Ended               Price             Price          Declared
      -------------               ------           -------         --------

      March 31, 1997              10 7/8             9 5/8
      June 30, 1997               11 1/4             9 3/4           $0.07
      September 30, 1997          11 3/4            10 3/4
      December 31, 1997           14 1/8            11 1/2


      March 31, 1998              18 1/8            12               $0.07
      June 30, 1998               16 3/8            14 5/8
      September 30, 1998          15 1/4             9
      December 31, 1998           14 1/8            10

As of December 31, 1998, the approximate number of shareholders of record of the Company's common stock was 600. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 1,000.

The Company has declared a cash dividend on its common stock annually since June 24, 1991. The Company's intention is to declare annual cash dividends subject to continued profitability and cash requirements. On May 1, 1998, the Company declared an annual cash dividend of $0.07 per common share payable on August 14, 1998, to shareholders of record on July 31, 1998. On March 10, 1999, the Company declared an annual cash dividend of $0.25 per common share payable on July 15, 1999, to shareholders of record on July 1, 1999. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (See Item 1 - Business - Insurance Company Operation - Holding Company Act). The maximum dividend that may be made without prior approval is $8,243,434 as of December 31, 1998.

From January 1, 1998, to December 31, 1998, the Company issued an aggregate of 90,082 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to an aggregate of six employees of the Company. Of these shares, an aggregate of 73,613 shares were issued in exchange for an aggregate of 20,643 shares of common stock and an aggregate of 16,469 shares were issued in exchange for an aggregate of $57,643.75 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.


Item 6.  Selected Financial Data
--------------------------------

                                                                     Fiscal Year Ended
                                 -----------------------------------------------------------------------------------------
                                                      December 31                                    March 31
                                 ----------------------------------------------------       ------------------------------
                                          1998                1997            1996              1996              1995
                                          ----                ----            ----              ----              ----
                                                                         (Nine Months)

 Total revenues                      $47,544,270         $48,290,721      $34,884,657       $42,468,474        $39,444,223
 Total costs and expenses             34,789,372          37,301,688       27,505,670        34,060,183         34,486,546
                                      ----------          ----------       ----------        ----------         ----------
 Income before taxes                 $12,754,898         $10,989,033       $7,378,987        $8,408,291         $4,957,677
 Net income                           $8,708,669          $7,654,362       $5,174,510        $5,947,481         $3,792,179
 Basic earnings per share                  $1.41               $1.25            $0.87             $1.00              $0.64
 Diluted earnings per share                $1.36               $1.20            $0.83             $0.97              $0.63
 Cash dividends per share                  $0.07               $0.07            $0.07             $0.07              $0.07
 Total assets                       $121,717,643        $112,942,384     $104,451,322       $95,817,377        $87,456,701
 Stockholders' equity                $54,168,082         $45,060,784      $37,355,419       $32,387,158        $26,147,827



Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------
In December 1996, the Company changed its fiscal year end from March 31 to December 31, effective December 31, 1996. As a result of this change, the Company's fiscal year ended December 31, 1996, consisted of nine months. For that reason, management's discussion and analysis includes many comparisons of the Company's fiscal year ended December 31, 1997, which consists of twelve months, to the comparable twelve month period of the prior year. The financial information for the unaudited twelve month period ended December 31, 1996, is included in this discussion for comparisons.

                        Liquidity and Capital Resources:

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company. Because the Company is a holding company and operates through its subsidiaries, its cash flow is dependent upon the earnings of its subsidiaries and the distributions of those earnings to the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding unrealized gains) at December 31, 1998, were $103,713,721 compared to $92,530,294 at December 31, 1997, a 12% increase. Crusader's cash and investments at December 31, 1998, was $97,597,956, or 94% of the total held by the Company compared to $88,456,803 or 96% of the total held by the Company at December 31, 1997.

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

The Company's investments are as follows:

                                                           December 31, 1998       December 31, 1997       December 31, 1996
                                                           -----------------       -----------------       -----------------
                                                              Amount       %          Amount       %         Amount        %
                                                              ------      --          ------      --         ------       --
Fixed maturities (at amortized cost)
   Certificates of deposit                                 $   200,000      -     $    500,000      1     $    798,000      1
   U.S. treasury securities                                  9,610,487     10       15,480,258     18       22,447,391     30
   Industrial and miscellaneous  (taxable)                  52,403,981     54       31,765,034     37       13,105,416     17
   State and municipal (tax exempt)                         34,144,344     36       38,361,279     44       39,634,159     52
                                                            ----------     --       ----------     --       ----------     --
        Total fixed maturity investments                    96,358,812    100       86,106,571    100       75,984,966    100
                                                            ----------    ===       ----------    ===       ----------    ===

Short-term cash investments (at cost)
   Certificates of deposit                                     425,000      6          225,000      4          125,000      3
   Commercial paper                                          3,425,000     52        4,750,000     77        2,810,000     58
   Bank money market accounts                                  694,834     11          368,743      6          329,597      7
   U.S. gov't obligation money market fund                   1,290,108     20           58,032      1          814,713     16
   Short-term U.S. treasury                                    735,346     11          732,216     12          757,653     15
   Bank savings accounts                                         3,574      -            3,504      -           24,800      1
                                                             ---------    ---        ---------    ---        ---------    ---
        Total short-term cash investments                    6,573,862    100        6,137,495    100        4,861,745    100
                                                             ---------    ===        ---------    ===        ---------    ===

Equity investments (at cost)                                   503,502                 230,460                       -
                                                           -----------              ----------              ----------
Total investments                                         $103,436,176             $92,474,526             $80,846,711
                                                           ===========              ==========              ==========

The tax exempt interest income earned (net of bond premium and discount amortization) during the fiscal year ended December 31, 1998, was $1,698,211 compared to $1,809,043 in the fiscal year ended December 31, 1997. In the twelve month period ended December 31, 1996, tax exempt interest income earned totaled $1,770,382.

The Company's investment policy limits investments in any one issuer. This limit was raised from $1,000,000 to $1,500,000 in 1997. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues.

All of the Company's fixed maturity investments are high-grade investment quality, all state and municipal tax exempt fixed maturity investments are pre-refunded issues, and all certificates of deposit are FDIC insured.

AAC had a bank line of credit with a variable rate of interest referenced to the bank's LIBOR rate. The bank note payable was paid in full on July 3, 1997, resulting in no amounts being outstanding under the bank credit line. The credit line matured on September 2, 1998, and was not renewed. AAC did not borrow against its line of credit in 1998 or 1997.

The maximum and average bank note payable and weighted average interest rate are as follows:

                                            Fiscal Year Ended December 31
                                          --------------------------------
                                             1998                  1997
                                             ----                  ----


      Maximum bank note payable                -                 $750,001
      Average bank note payable                -                 $296,576
      Weighted average interest rate           -                      7.3%

In addition to the AAC line of credit, Unico has a $2,000,000 line of credit with Union Bank. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 2, 1999, at which time it is expected to be renewed. As of December 31, 1998 and 1997, no amounts were borrowed.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,867,099, statutory deposits of $2,725,000, and dividend restriction between Crusader and Unico (See Item 1 - Business - Insurance Company Operation - Holding Company Act) plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Dividends paid by Crusader to Unico were $1,500,000 in 1998 and $1,500,000 in 1997. These funds were invested by Unico in U.S. treasury notes and high grade commercial paper.

Crusader's statutory capital and surplus as of December 31, 1998, was $37,611,089, an increase of $6,711,328 (22%) over December 31, 1997. Crusader's statutory capital and surplus as of December 31, 1997, was $30,899,761, an increase of $5,151,004 (20%) over December 31, 1996.

There are no material commitments for capital expenditures as of the date of this report.


YEAR 2000
---------
The Company has initiated a review of all computer programs to ensure that all computer systems will function properly with respect to dates in the year 2000 and thereafter. The Year 2000 issue is the result of computer programs being written utilizing two digits rather than four digits to define a year. Any computer programs which have date sensitive software utilizing a two digit year would recognize a year of "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. The Company has assessed its Year 2000 issues and has made and tested the necessary modifications to its computer system. The project to review and correct all programs was completed and tested at December 31, 1998, prior to any anticipated impact on its operating systems. The costs of the project has been charged to current operations as incurred and did not have a material effect on the Company's results of operations or financial position.

Crusader anticipates that any claims from its policyholders due to Year 2000 events will not be material. Any business interruption losses resulting from Year 2000 events which Crusader policyholders may incur, would not be provided any coverage unless such events also caused physical damage to the insureds property, which the Company believes is not a material exposure.

The Company does business with thousands of licensed agents and brokers and does not anticipate it would be materially adversely affected if some of them are temporarily unable to function due to Year 2000 problems. The Company has requested and received information from its bank and reinsurers as to their Year 2000 readiness. Based on the information received to date, the Company believes that it will not be materially adversely affected by its bank or its reinsurers. Due to the nature of the Company's business, it is not dependent on any specific suppliers, and therefore, does not expect to be adversely materially affected by them.

Due to the unusual nature of the problem and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. As stated above, the Company does not anticipate it will be adversely materially affected by Year 2000 events from its internal operations or from others with whom the Company directly or indirectly does business. However, other events such as general public infrastructure failures, may adversely materially affect the Company's ability to operate during such failures. The Company has no formal contingency plans for Year 2000.



                             Results of Operations:
General
-------
The Company had net income after taxes of $8,708,669 for the fiscal year ended December 31, 1998, compared to $7,654,362 for the fiscal year ended December 31, 1997, and $6,849,327 for the twelve month period ended December 31, 1996. Total revenue for the fiscal year ended December 31, 1998, was $47,544,270 compared to $48,290,721 for the fiscal year ended December 31, 1997, and $45,880,272 for the twelve month period ended December 31, 1996.

For the fiscal year ended December 31, 1998, income before taxes increased by $1,765,865 (16%) and net income increased by $1,054,307 (14%) compared to the fiscal year ended December 31, 1997. The increase in pre-tax income was primarily due to an increase of $1,347,619 (21%) in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader and an increase in investment income of $735,642 (15%) (excluding realized investment gains).

For the fiscal year ended December 31, 1997, income before taxes increased by $1,212,956 (12%) and net income increased by $805,035 (12%) compared to the twelve month period ended December 31, 1996. The increase in pre-tax income was primarily due to an increase of $499,418 (8%) in the underwriting profit from Crusader, an increase in investment income of $762,891 (18%) (excluding realized investment gains).

The effect of inflation on the net income of the Company during the fiscal year ended December 31, 1998, was not significant.

The Company derives revenue from various sources as discussed below:


                           Insurance Company Operation
                           ---------------------------

Premium and loss information of Crusader are as follows:

                                                         Fiscal Year Ended      Fiscal Year Ended       12 Months Ended
                                                            December 31            December 31            December 31
                                                               1998                   1997                   1996
                                                               ----                   ----                   ----
                                                                                                          (Unaudited)

 Gross written premium                                      $37,079,303            $42,273,990            $41,425,715
 Net written premium                                        $34,126,963            $35,586,046            $36,643,457
 Earned premium before reinsurance                          $40,615,417            $42,721,222            $38,667,566
 Earned premium net of reinsurance                          $34,915,195            $36,326,894            $34,280,116
 Losses and loss adjustment expenses                        $17,593,582            $19,288,566            $19,201,095
 Unpaid losses and loss adjustment expenses                 $41,513,945            $42,004,851            $39,740,865

Crusader's primary line of business is commercial multiple peril "business package" policies. This line of business represented approximately 97% of Crusader's total written premium for both fiscal years ended December 31, 1998 and 1997.

Crusader's written premium by state is as follows:

               Fiscal Year Ended      Fiscal Year Ended      12 Months Ended
                  December 31            December 31            December 31
                    1998                    1997                  1996
                    ----                    ----                  ----
                                                               (Unaudited)

California      $31,323,804             $33,048,085            $32,396,631
Washington        1,958,179               4,704,286              5,024,276
Oregon            1,289,054               2,779,691              3,052,379
Arizona           1,095,922               1,346,589                862,352
Ohio                526,004                 242,751                      -
Pennsylvania        416,485                  41,511                      -
Texas               239,563                       -                      -
Montana              98,612                       -                      -
Kentucky             82,584                       -                      -
Nevada               49,096                 111,077                 90,077
                 ----------              ----------             ----------
     Total      $37,079,303             $42,273,990            $41,425,715
                 ==========              ==========             ==========

In the fiscal year ended December 31, 1998, gross written premium decreased by $5,194,687 (12%) compared to the fiscal year ended December 31, 1997. In 1998, the Company changed its marketing strategy in the states of Washington and Oregon by discontinuing marketing through an exclusive agent in those states and commencing marketing directly to all retail agents and brokers. This change resulted in a decrease of $4,236,744 or 82% of the total decrease. The Company anticipates that the long-term results of this change will be increased revenues with reduced acquisition expense and less dependence on any one large producer. The foregoing statement is a forward looking statement and actual results may differ materially. Factors which would cause the results to differ include economic conditions in the states of Washington and Oregon, willingness of retail agents and brokers to deal directly with the Company, and competitive conditions.

In 1998, the Company began writing business in the states of Texas, Montana, and Kentucky and increased its writings in the states of Ohio and Pennsylvania; however, it was not enough to offset the decreases in the states of California, Arizona, and Nevada. The decrease in gross written premium in these states was primarily due to intense price competition in the marketplace.

Although the Company attempts to be competitive on price, it believes that maintaining adequate rates and a favorable loss ratio is a better business strategy than increasing premiums at inadequate rates. The validity of this strategy is reflected by the continued profitable loss ratio discussed below.

The  Company  cannot  determine  how long  this  "soft  market"  condition  will continue. In order to grow its premium in this "soft market," the Company is attempting to increase its activities in its existing states by new marketing and incentive programs and by offering new and improved products to its agents and brokers. The Company's geographical expansion plan is based on cloning its California business in other states with similar demographics and legal/regulatory environments. The Company's business package program has been written in California since it began writing business in 1985, and it has proved to be successful. When the Company enters a new state, it initially does so on a limited basis in terms of agent contracts, products, and premium. As the Company develops experience in those states, it then places an emphasis on growth by expanding products and distribution activity. The Company plans to begin writing business in Colorado in 1999 and Illinois in 2000.

Currently, agents and brokers who call for quotes on policies sold by the Company may also have to call competitors for quotes on products which the Company does not offer. Thus, Crusader competes with not only other insurance companies, but with general agents who produce business for other insurance companies. Many of these general agents offer more products than the Company and thus make it easier for the agents and brokers because they can do more business with fewer telephone calls. To provide better service to the Company's agents and brokers, the Company is currently working on additional non-affiliated insurance company products to be offered by its General Agency Operations. In addition to generating additional commission and fee income, the expansion of the General Agency Operation should benefit Crusader because more agents and brokers may do business with the Company.

In the fiscal year ended December 31, 1997, gross written premium increased $848,275 (2%) compared to the twelve month period ended December 31, 1996. This slight increase in written premium was primarily due to increased price competition in the marketplace.

In the fiscal year ended December 31, 1998, Crusader's direct earned premium decreased $2,105,805 (5%) and net premium earned decreased $1,411,699 (4%) from the fiscal year ended December 31, 1997. The decrease in earned premium is directly related to the decrease in written premium in the current fiscal year. In the fiscal year ended December 31, 1997, Crusader's direct earned premium increased $4,053,656 (10%) and net premium earned increased $2,046,778 (6%) over the twelve month period ended December 31, 1996. The percentage of earned ceded premium to gross premium earned was 14% for the fiscal year ended December 31, 1998, 15% for the fiscal year ended December 31, 1997, and 11% for the twelve month period ended December 31, 1996.

The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for incurred but not reported losses) to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned (the "expense ratio"). The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with generally accepted accounting principles. As shown on the table, the loss ratio continued to improve primarily due to favorable development of prior year losses. Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.


                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                         (Unaudited)
Loss ratio                                              50.4%                      53.1%                      56.0%
Expense ratio                                           27.2%                      29.1%                      26.5%
                                                        -----                      ----                       ----
Combined ratio                                          77.6%                      82.2%                      82.5%
                                                        =====                      ====                       ====

The Company's future writings and growth are dependent on market conditions, competition, the Company's ability to introduce new profitable products, and its ability to expand geographically. As of December 31, 1998, Crusader was licensed as an admitted insurance company in the states of California, Arizona, Montana, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in several other states.

                           Other Insurance Operations
                           --------------------------

Daily Automobile Rental Insurance Program
-----------------------------------------
The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission and a claim administration fee from a non-affiliated insurance company based on premium written. Commission and fee income from the daily automobile rental insurance program are as follows:

                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                         (Unaudited)
Daily auto rental program commission
  and claim administration fee                         $807,503                  $757,098                  $797,481

Revenues during the fiscal year ended December 31, 1998, were $807,503 an increase of $50,405 (7%) compared to the same period of the prior year. Revenue for the fiscal year ended December 31, 1997, decreased by $40,383 (5%) compared to the twelve month period ended December 31, 1996.

The daily automobile rental insurance program commission and fee income increase for the current fiscal year was primarily the result of contingent commission income of $49,430. Excluding this contingent commission, revenues increased only $975. This slight increase is due to continued price competition in the daily automobile insurance market. To avoid underwriting losses for the non-affiliated insurance company which Bedford represents, it continues to produce business only at rates which it believes to be adequate. The Company cannot determine how long this "soft market" condition will continue.

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

Commercial and personal auto program commission, service fee, and claim administration income are as follows:

                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                         (Unaudited)
Commercial and personal auto
  program commission, service fee,
  and claim administration income                       $1,843                   $82,439                   $212,909

Revenue for the fiscal year ended December 31, 1998, represents net commissions received on the sale of the commercial auto program. Revenue for the fiscal year ended December 31, 1997, decreased $130,470 (61%) compared to the twelve month period ended December 31, 1996, due to the discontinuance of the commercial automobile programs.


Health and Life Insurance Program
---------------------------------
Commission income from the health and life insurance sales of NIB and AIB is as follows:

                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                         (Unaudited)

  Commission income                                   $2,216,446                $2,083,782                $2,432,208

NIB and AIB market health and life insurance through non-affiliated insurance companies for individuals and groups. Approximately 95% of the health and life commission income in the fiscal year ended December 31, 1998, was from the CIGNA HealthCare medical and dental plan programs compared to approximately 90% in the same period of the prior year. Revenues for the fiscal year ended December 31, 1998, increased $132,664 (6%) compared to the fiscal year ended December 31, 1997. Revenues for the fiscal year ended December 31, 1997, decreased $348,426 (14%) compared the twelve month period ended December 31, 1996.

Group health and life insurance programs - The increase in commission income in the health and life insurance programs is primarily a result of an increase in sales of small business group accounts and to a rate increase implemented by CIGNA in July 1998. The Company has increased the number of CIGNA products available to small groups, including life insurance, vision and dental plans, in order to acquire new accounts and retain existing accounts.

Individual medical and dental programs - Commission income from the individual medical and dental programs continues to increase due to aggressive marketing and the quality of the Company's customer service.

Workers' Compensation Program
-----------------------------
Unifax produces workers' compensation policies in California and Arizona for non-affiliated insurers and receives a commission from them based on premium written.

                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                         (Unaudited)
  Commission income                                    $329,465                  $298,006                  $81,775

Commission income for the fiscal year ended December 31, 1998, increased $31,459 (11%) compared to the fiscal year ended December 31, 1997. For the fiscal year ended December 31, 1997 commission income increased $216,231 (264%) compared to the twelve month period ended December 31, 1996. Commission income in this program has continued to increase primarily as the result of increased sales of workers' compensation insurance and incentive bonus commissions earned as a result of the increased sales.


Association Operation
---------------------
Membership and fee income from the association program of AAQHC is as follows:

                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                         (Unaudited)
  Membership and fee income                            $355,781                  $336,968                  $326,491

Membership and fee income in the fiscal year ended December 31, 1998, increased $18,813 (6%) compared to the fiscal year ended December 31, 1997. Membership income increased $10,477 (3%) in the fiscal year ended December 31, 1997, compared to the twelve month period ended December 31, 1996. AAQHC recognized an increase in group memberships in 1998 compared to a decrease in group memberships in 1997 and has continued to increase individual and family memberships.


Premium Finance Program
-----------------------
Premium finance charges and late fees earned from financing policies are as follows:

                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                         (Unaudited)
Premium finance charges and
    late fees earned                                 $1,033,479                 $1,191,503                $1,191,796
 New loans                                                8,092                      8,615                     9,256

AAC, the Company's insurance premium finance subsidiary, provides premium financing to Crusader, and until February 1997 a non-affiliated insurer on commercial auto policies produced by Unifax. In February 1997, the commercial auto program with the non-affiliated insurer was discontinued. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service to finance those policies. AAC finances policies primarily in California.

Premium finance charges and late fees earned on loans decreased $158,024 (13%) in the fiscal year ended December 31, 1998, compared to the fiscal year ended December 31, 1997. The decrease was primarily a result of fewer policies being financed due to a decrease in policies being written by Crusader and an overall decrease in the number of policyholders financing policies. For the fiscal year ended December 31, 1997, premium finance charges and late fees earned on loans decreased $293 compared to the twelve month period ended December 31, 1996.

Service Fee Income
------------------
Unifax  sells and services  insurance  policies  for  Crusader.  The service fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

Service fee income from Unifax is as follows:

                                                  Fiscal Year Ended         Fiscal Year Ended           12 Months Ended
                                                     December 31               December 31                December 31
                                                         1998                      1997                        1996
                                                         ----                      ----                        ----
                                                                                                           (Unaudited)
 Service fee income                                    $1,896,258                $2,182,074                 $2,105,851
 Policies written                                          18,306                    19,305                     18,359


Service fee income is primarily related to the number of policies written by Unifax.


Investment  Income and Net  Realized  Gains
-------------------------------------------
Investment  income and net realized gains are as follows:

                                                    Fiscal Year Ended         Fiscal Year Ended           12 Months Ended
                                                       December 31               December 31                December 31
                                                          1998                      1997                       1996
                                                          ----                      ----                       ----
                                                                                                            (Unaudited)
 Interest and dividend income
    Insurance company operations                       $5,497,323                $4,855,580                 $4,073,066
    Other operations                                      234,580                   140,681                    160,304
                                                        ---------                 ---------                  ---------
      Total interest and dividend income                5,731,903                 4,996,261                  4,233,370
           On investments

 Net realized investment gains                            247,931                    25,093                    210,033
                                                        ---------                 ---------                  ---------
      Total                                            $5,979,834                $5,021,354                 $4,443,403
                                                        =========                 =========                  =========

Investment interest and dividends earned (excluding net realized gains) increased $735,642 (15%) in the fiscal year ended December 31, 1998, compared to the fiscal year ended December 31, 1997, primarily as a result of additional invested assets from operating activities. Average invested assets in the fiscal year ended December 31, 1998, (at amortized value) increased $11,294,733 (13%) compared to the fiscal year ended December 31, 1997. Investment income return based on average invested assets was 5.85% for the fiscal year ended December 31, 1998, compared to 5.77% for the fiscal year ended December 31, 1997. The mix of taxable and tax exempt securities in the portfolio affect the above investment income return percentage. Tax exempt securities, which generally carry a lower yield than taxable securities, decreased to $34,144,344 (33% of total investments) at December 31, 1998, compared to $38,361,279 (41% of total investments) at December 31, 1997.

Investment interest and dividends earned (excluding net realized gains) increased $762,891 (18%) in the fiscal year ended December 31, 1997, compared to the twelve month period ended December 31, 1996, primarily as a result of additional invested assets from operating activities. Average invested assets in the fiscal year ended December 31, 1997 (at amortized value) increased $10,979,066 (15%) compared to the twelve month period ended December 31, 1996. Investment income return based on average invested assets was 5.77% for the fiscal year ended December 31, 1997, compared to 5.59% for the twelve month period ended December 31, 1996. Tax exempt securities decreased to $38,361,279 (41% of total investments) at December 31, 1997, compared to $39,634,159 (49% of total investments) at December 31, 1996.

Additional information regarding investments and investment income is described in the "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Operating Expenses
------------------
Policy Acquisition Costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer which represents a reimbursement of the acquisition costs related to the premium ceded. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. Policy acquisition costs, net of ceding commission, are as follows:

                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                         (Unaudited)
 Policy acquisition costs                              $9,497,857               $10,562,191                $9,102,302
 Ratio to net earned premium                                   27%                       29%                       27%


Salaries and Employee Benefits increased $457,794 (12%) for the fiscal year ended December 31, 1998, compared to the fiscal year ended December 31, 1997. Salaries and employee benefits decreased $5,707 in the fiscal year ended December 31, 1997, compared to the twelve month period ended December 31, 1996.

                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                          (Unaudited)

 Salaries and employee benefits                       $4,215,753                $3,757,959                $3,763,666

Commissions to Agents/Brokers (not including commissions on Crusader policies which are reflected in policy acquisition costs) are generally related to gross commission income. Commissions to agents and brokers increased $8,087 (1%) for the fiscal year ended December 31, 1998, compared to the fiscal year ended December 31, 1997. An increase of 10% in the commission expense for the daily automobile program and an increase of 3% in commission expense for the health and life programs was offset by a decrease in commission expense as a result of the discontinuance of the commercial auto program. During the fiscal year ended December 31, 1997, commission expense decreased $217,776 (17%) compared to twelve month period ended December 31, 1996. This decrease was primarily related to the 14% decrease in health and life insurance commission income.

                                                    Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                       December 31               December 31               December 31
                                                           1998                      1997                      1996
                                                           ----                      ----                      ----
                                                                                                            (Unaudited)

 Commission to agents/brokers                         $1,043,686                $1,035,599                $1,253,375

Other Operating Expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. Other operating expenses decreased $218,879 (8%) for the fiscal year ended December 31, 1998, compared to the fiscal year ended December 31, 1997. This decrease was primarily due to a $240,155 reduction in interest expense payable due to a settlement of federal income tax issues for the fiscal years ended March 31, 1990, through March 31, 1994, which were under appeal. Other operating expenses decreased $126,384 (5%) during the fiscal year ended December 31, 1997, compared to the twelve month period ended December 31, 1996. The decrease was primarily due to a decrease in interest expense of $101,425 as a result of the reduction in the Company's bank note payable.

                                                  Fiscal Year Ended         Fiscal Year Ended          12 Months Ended
                                                     December 31               December 31               December 31
                                                         1998                      1997                      1996
                                                         ----                      ----                      ----
                                                                                                         (Unaudited)

 Other  operating  expenses                          $2,438,494                 $2,657,373                $2,783,757

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets at December 31, 1998, consisted of the following:

Fixed maturity bonds (at amortized value)               $96,158,812
Short-term cash investments (at cost)                     6,573,862
Equity securities (at cost)                                 503,503
Certificates of deposit (over 1 year) (at cost)             200,000
                                                        -----------
    Total invested assets                              $103,436,177
                                                        ===========

The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than eight years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Since inception of the Company, only nine bonds issues have been sold prior to their maturity or call date. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements are unrealized, and no gains or losses are recognized in the consolidated statement of operations. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of any deferred tax effect. As of December 31, 1998, the Company's unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio was $3,113,908. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio would decrease by approximately $3.2 million. This decrease would not be reflected in the statement of operations except to the extent that the securities are sold.

The Company's short-term investments and certificates of deposit have only minimal interest rate risk. Due to the Company's small investment in equity securities of (approximately one half of one percent of total invested assets) the Company has only minimal exposure to equity price risk.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                   Page
                                                                                                                  Number

Independent Auditors' Reports                                                                                     24-25

Consolidated Balance Sheets as of December 31, 1998, and December 31, 1997                                          26

Consolidated  Statements  of Operations  for the fiscal year ended  December 31,                                    27
1998,  the  fiscal year ended  December  31,  1997,  the  twelve  months  ended
December 31, 1996 (unaudited), and the nine month fiscal year ended December 31,
1996.

Consolidated  Statement  of  Comprehensive  Income  for the  fiscal  year  ended                                    28
December 31, 1998,  the fiscal year ended  December 31, 1997,  the twelve months ended December 31, 1996 (unaudited), and the nine month fiscal year ended
December 31, 1996.

Consolidated  Statements of Changes in Stockholders'  Equity for the fiscal year                                    29
ended December 31, 1998,  the fiscal year ended December 31, 1997,  and the nine month fiscal year ended December 31, 1996.

Consolidated  Statements  of Cash Flows for the fiscal year ended  December  31,                                    30
1998,  the fiscal year ended December 31, 1997,  and the  nine month fiscal year ended December 31, 1996.

Notes to Consolidated Financial Statements                                                                          31


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Unico American Corporation

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                    KPMG LLP

Los Angeles, California
February  24, 1999

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Unico American Corporation


We have audited the accompanying consolidated balance sheets of Unico American Corporation and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended December 31, 1996, and the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


GETZ, KRYCLER & JAKUBOVITS

Sherman Oaks, California

March 20, 1997

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                             December 31         December 31
                                                                                                 1998                1997
                                                                                                 ----                ----
                                                           ASSETS
                                                           ------
Investments

   Available for sale:
     Fixed maturities, at market value (amortized cost:  December 31,
       1998  $96,358,812; December 31, 1997  $86,106,571)                                    $99,472,720         $87,965,590
     Equity securities at market ( cost: December 31, 1998
       $503,503; December 31, 1997  $230,460)                                                    481,500             223,100
   Short-term investments, at cost                                                             6,573,862           6,137,495
                                                                                             -----------          ----------
      Total Investments                                                                      106,528,082          94,326,185
Cash                                                                                             277,544              55,768
Accrued investment income                                                                      2,022,197           1,807,364
Premiums and notes receivable, net                                                             5,922,716           7,404,606
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                      146,205              56,379
   Unpaid losses and loss adjustment expenses                                                  1,139,713           1,413,603
Prepaid reinsurance premiums                                                                      19,452             945,563
Deferred policy acquisition costs                                                              4,665,772           4,886,684
Property and equipment (net of accumulated depreciation)                                         205,369             203,709
Deferred income taxes                                                                            208,976           1,005,865
Other assets                                                                                     581,617             836,658
                                                                                             -----------         -----------
        Total Assets                                                                        $121,717,643        $112,942,384
                                                                                             -----------         -----------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                   $41,513,945         $42,004,851
Unearned premiums                                                                             18,136,895          21,673,009
Advance premium and premium deposits                                                           2,329,356           2,091,180
Accrued expenses and other liabilities                                                         5,418,459           2,095,567
Income taxes payable                                                                             150,906              16,993
                                                                                              ----------          ----------
        Total Liabilities                                                                    $67,549,561         $67,881,600
                                                                                              ----------          ----------

STOCKHOLDERS'  EQUITY
---------------------
Common stock,  no par - authorized  10,000,000  shares,  issued and  outstanding shares 6,223,424 at December 31, 1998, and 6,153,706
   at December 31, 1997                                                                       $2,895,702          $2,838,058
Accumulated other comprehensive income                                                         1,998,536           1,222,095
Retained earnings                                                                             49,273,844          41,000,631
                                                                                              ----------          ----------
        Total Stockholders' Equity                                                           $54,168,082         $45,060,784
                                                                                              ----------          ----------

Total Liabilities and Stockholders' Equity                                                  $121,717,643        $112,942,384
                                                                                             ===========         ===========





           See accompanying notes to consolidate financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  12 Months       Fiscal Year
                                                                   Fiscal Year Ended                Ended            Ended
                                                                      December 31                December 31      December 31
                                                                 1998              1997              1996            1996
                                                                 ----              ----              ----            ----
                                                                                                 (Unaudited)     (Nine Months)
REVENUES
Insurance Company Revenues
   Premium earned                                           $40,615,417       $42,721,222        $38,667,566       $29,373,374
   Premium ceded                                              5,700,222         6,394,328          4,387,450         3,307,085
                                                             ----------        ----------         ----------        ----------
     Net premium earned                                      34,915,195        36,326,894         34,280,116        26,066,289
   Net investment income                                      5,497,323         4,855,580          4,073,066         3,115,110
   Net realized investment gains                                247,931            25,093            210,033           190,491
   Other income                                                   1,183               428                215               185
                                                             ----------        ----------         ----------        ----------
        Total Insurance Company Revenues                     40,661,632        41,207,995         38,563,430        29,372,075

Other Revenues from Insurance Operations
     Gross commissions and fees                               5,607,538         5,740,589          5,956,941         4,488,601
     Investment income                                          234,580           140,681            160,304           117,774
     Finance charges and late fees earned                     1,033,479         1,191,503          1,191,796           898,171
     Other income                                                 7,041             9,953              7,801             8,036
                                                             ----------        ----------         ----------        ----------
          Total Revenues                                     47,544,270        48,290,721         45,880,272        34,884,657
                                                             ----------        ----------         ----------        ----------

EXPENSES
Losses and loss adjustment expenses                          17,593,582        19,288,566         19,201,095        14,801,734
Policy acquisition costs                                      9,497,857        10,562,191          9,102,302         6,887,173
Salaries and employee benefits                                4,215,753         3,757,959          3,763,666         2,850,985
Commissions to agents/brokers                                 1,043,686         1,035,599          1,253,375           946,791
Other operating expenses                                      2,438,494         2,657,373          2,783,757         2,018,987
                                                             ----------        ----------         ----------        ----------
         Total Expenses                                      34,789,372        37,301,688         36,104,195        27,505,670
                                                             ----------        ----------         ----------        ----------

Income Before Taxes                                          12,754,898        10,989,033          9,776,077         7,378,987

Income Tax Provision                                          4,046,229         3,334,671          2,926,750         2,204,477
                                                              ---------         ---------          ---------         ---------

Net Income                                                   $8,708,669        $7,654,362         $6,849,327        $5,174,510
                                                              =========         =========          =========         =========


PER SHARE DATA:
Basic Shares Outstanding                                       6,194,133         6,132,096         5,967,667       5,970,977
Basic Earnings Per Share                                           $1.41             $1.25             $1.15           $0.87
Diluted Shares Outstanding                                     6,420,580         6,401,359         6,240,855       6,250,930
Diluted Earnings Per Share                                         $1.36             $1.20             $1.10           $0.83




          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME


                                                                                                   12 Months         Fiscal Year
                                                                 Fiscal Year Ended                   Ended              Ended
                                                                    December 31                   December 31        December 31
                                                               1998             1997                  1996               1996
                                                               ----             ----                  ----               ----
                                                                                                  (Unaudited)        (Nine Months)


Net income                                                  $8,708,669        $7,654,362           $6,849,327         $5,174,510
Other changes in comprehensive income
   net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                      839,134           480,091             (438,196)           210,217
     Less: reclassification adjustment for
        gains included in net income                           (62,693)                -                    -                  -
                                                             ---------         ---------            ---------          ---------
            Comprehensive Income                            $9,485,110        $8,134,453           $6,411,131         $5,384,727
                                                             =========         =========            =========          =========































          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, THE FISCAL YEAR ENDED
         DECEMBER 31, 1997, AND THE NINE MONTHS ENDED DECEMBER 31, 1996


                                                  Common Shares               Unrealized
                                             ------------------------         Investment
                                            Issued and                          Gains &          Retained
                                           Outstanding          Amount         (Losses)          Earnings           Total
                                           -----------          ------         -------           --------           -----
Balance - March 31, 1996                    5,957,738        $2,834,801       $531,787          $29,020,570      $32,387,158

Net shares issued for exercise
  of stock options                             71,043             1,621                -                  -            1,621
Cash dividend paid ($0.07
   per share)                                       -                 -                -           (418,087)        (418,087)
Change in market value of
   investments, net of deferred
   income tax                                       -                 -          210,217                  -          210,217
Net income                                          -                 -                -          5,174,510        5,174,510
                                            ---------         ---------          -------         ----------       ----------
Balance - December 31, 1996                 6,028,781         2,836,422          742,004         33,776,993       37,355,419

Net shares issued for exercise
  of stock options                            124,787             1,636                -                  -            1,636
Shares canceled or adjusted                       138                 -                -                  -                -
Cash dividend paid ($0.07
   per share)                                       -                 -                -           (430,724)        (430,724)
Change in market value of
   investments, net of deferred
   income tax                                       -                 -          480,091                  -          480,091
Net income                                          -                 -                -          7,654,362        7,654,362
                                            ---------         ---------        ---------         ----------       ----------
Balance - December 31, 1997                 6,153,706         2,838,058        1,222,095         41,000,631       45,060,784

Net shares issued for exercise
  of stock options                             69,439            57,644                                               57,644
Shares canceled or adjusted                       279
Cash dividend paid ($0.07
   per share)                                                                                      (435,456)        (435,456)
Change in market value of
   investments, net of deferred
   income tax                                                                    776,441                             776,441
Net income                                          -                 -                -          8,708,669        8,708,669
                                            ---------         ---------        ---------         ----------       ----------
Balance - December 31, 1998                 6,223,424        $2,895,702       $1,998,536        $49,273,844      $54,168,082
                                            =========         =========        =========         ==========       ==========





          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      Fiscal Year Ended December 31
                                                                                      -----------------------------
                                                                                 1998              1997             1996
                                                                                 ----              ----             ----
                                                                                                                (Nine Months)
Cash flows from operating activities:
   Net income                                                                $8,708,669        $7,654,362        $5,174,510
   Adjustments to reconcile net income to net cash from
    operations
      Depreciation and amortization                                              98,585           104,029            83,488
      Bond amortization, net                                                    644,726           579,228           431,502
      Net realized (gain) on sale of securities                                (247,931)          (25,093)         (190,491)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                         1,267,057         1,130,420          (940,098)
      Reinsurance recoverable                                                   184,064         1,611,980         1,454,711
      Prepaid reinsurance premiums                                              926,111           702,243          (284,182)
      Deferred policy acquisitions costs                                        220,912            66,401          (619,377)
      Other assets                                                              255,041          (197,802)          232,479
      Reserve for unpaid losses and loss adjustment expenses                   (490,906)        2,263,986         2,734,407
      Unearned premium reserve                                               (3,536,114)         (447,232)        2,473,739
      Advance premium and premium deposits                                      238,176             2,083          (257,666)
      Accrued expenses and other liabilities                                  3,305,659          (300,129)           63,301
      Income taxes current/deferred                                             484,230           267,463          (185,648)
                                                                             ----------        ----------        ----------
         Net Cash Provided from Operations                                   12,058,279        13,411,939        10,170,675
                                                                             ----------        ----------        ----------

Investing Activities
   Purchase of fixed maturity investments                                   (24,797,224)      (19,934,951)      (12,981,849)
   Proceeds from maturity of fixed maturity investments                      12,898,500         8,198,000         4,628,378
   Proceeds from sale of fixed maturity investments                           1,041,250           996,856                 -
   Purchase of equity securities - cost                                      (3,583,913)       (1,019,500)       (2,253,112)
   Proceeds from sale of equity securities                                    3,480,043           814,132         3,438,841
   Net increase in short-term investments                                      (397,102)       (1,236,490)       (1,373,335)
   Additions to property and equipment                                         (100,245)          (77,766)          (34,841)
                                                                            ------------      ------------       -----------
         Net Cash (Used) by Investing Activities                            (11,458,691)      (12,259,719)       (8,575,918)
                                                                             ----------        ----------         ---------

Financing Activities
   Proceeds from issuance of common stock                                        57,644             1,636             1,621
   Repayment of note payable - bank                                                   -          (750,001)       (1,250,000)
   Dividends paid to shareholders                                              (435,456)         (430,724)         (418,087)
                                                                               ---------       -----------       -----------
         Net Cash (Used) by Financing Activities                               (377,812)       (1,179,089)       (1,666,466)
                                                                                -------         ---------         ---------

Net increase (decrease) in cash                                                 221,776           (26,869)          (71,709)

     Cash at beginning of year                                                   55,768            82,637           154,346
                                                                               --------            ------           -------
        Cash at End of Year                                                    $277,544           $55,768           $82,637
                                                                                =======            ======            ======

Supplemental cash flow information
    Cash paid during the period for:
         Interest                                                               $60,116           $21,950           $76,312
         Income taxes                                                        $3,430,000        $2,970,000        $2,515,000


          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Nature of Business
------------------
Unico American Corporation is an insurance holding company. Unico American Corporation and its subsidiaries (the "Company"), all of which are wholly owned provides primarily in California, property, casualty, health and life insurance, and related premium financing.

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

Basis of Presentation
---------------------
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). As described in Note 14, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting which differs from generally accepted accounting principles.

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

The Company had net unrealized investment gains of $1,998,536 as of December 31, 1998, and net unrealized investment gains of $1,222,095 as of December 31, 1997.

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

Earnings Per Share
------------------
During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which requires presentation of basic and diluted earnings per share for all publicly traded companies effective for fiscal years ending after December 15, 1997.

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

Losses and Loss Adjustment Expenses
-----------------------------------
The process of establishing loss reserves involves significant judgment. The reserves for unpaid losses and loss adjustment expenses are based on estimates of ultimate claim cost, including claims incurred but not reported. These estimates are reviewed regularly, and as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in results of operations in the period in which they become known. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------
Restricted Funds
----------------
Restricted funds are as follows:
                                               Fiscal Year Ended December 31
                                               -----------------------------
                                                 1998                  1997
                                                 ----                  ----
      Restricted Funds:
         Premium trust funds (1)              $2,867,099            $2,668,472
         Assigned to state agencies (2)        2,725,000             2,725,000
                                               ---------             ---------
         Total restricted funds               $5,592,099            $5,393,472
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

Comprehensive Income
--------------------
Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, was adopted by the Company in 1998. The Company is reporting comprehensive income for the same periods as presented on the Consolidated Statements of Operations. The implementation of SFAS No. 130 had no effect on the financial position or results of operations of the Company.

Segment Reporting
-----------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 for the fiscal year ended December 31, 1998, and has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprise 85.5% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------
The insurance company operation is conducted through Crusader, which as of December 31, 1998, is licensed as an admitted insurance carrier in the states of Arizona, California, Montana, Nevada, Oregon and Washington. Crusader is a multiple line property and casualty insurance company which began transacting business on January 1, 1985. As of December 31, 1998, 97% of Crusader's business was commercial multiple peril "business package" insurance policies. This business is written in all of the states in which it is licensed. Commercial multiple peril policies provide a combination of property and liability coverage for businesses and business property. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. Crusader also writes separate commercial property and commercial liability policies.

Revenues, income before income taxes and assets by segment were as follows:

                                                        Fiscal Year        Fiscal Year         12 Months         Fiscal Year
                                                           Ended              Ended              Ended              Ended
                                                         December 31        December 31       December 31        December 31
                                                            1998               1997              1996               1996
                                                            ----               ----              ----               ----
                                                                                              (Unaudited)       (Nine Months)

Revenues
Insurance company operation                              $40,661,632        $41,207,995        $38,563,430       $29,372,075
                                                          ----------         ----------         ----------        ----------

Other insurance operations                                17,962,867         19,699,853         19,659,943        15,020,813
Intersegment elimination (1)                             (11,080,229)       (12,617,127)       (12,343,101)       (9,508,231)
                                                          ----------         ----------        -----------       -----------
     Total other insurance operations                      6,882,638          7,082,726          7,316,842         5,512,582
                                                           ---------          ---------          ---------         ---------

     Total revenues                                      $47,544,270        $48,290,721        $45,880,272       $34,884,657
                                                          ==========         ==========         ==========        ==========

Income before income taxes
Insurance company operation                              $11,753,137         $9,086,143         $7,045,273        $5,123,899
Other insurance operations                                 1,001,761          1,902,887          2,730,804         2,255,088
                                                           ---------          ---------          ---------         ---------

     Total income before income taxes                    $12,754,898        $10,989,030         $9,776,077        $7,378,987
                                                          ==========         ==========          =========         =========

Assets
Insurance company operation                             $104,779,787        $97,075,764        $89,277,712       $89,277,712
Intersegment eliminations (2)                               (150,097)        (1,475,299)        (3,244,509)       (3,244,509)
                                                         -----------         ----------         ----------        ----------
     Total Insurance company operation                   104,629,690         95,600,465         86,033,203        86,033,203

Other insurance operations                                17,087,953         17,341,919         18,418,119        18,418,119
                                                          ----------         ----------         ----------        ----------

     Total assets                                       $121,717,643       $112,942,384       $104,451,322      $104,451,322
                                                         ===========        ===========        ===========       ===========

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------
Reclassifications
-----------------
Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Recently Issued Accounting Standards
------------------------------------
Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" is effective for financial statements beginning after December 15, 1998. SOP 98-1 requires that the cost of internally developed software be capitalized. The Company will implement this standard during the first quarter of 1999 and is currently evaluating the impact that it will have on the consolidated financial statements.


NOTE 2 - ADVANCE PREMIUM AND PREMIUM DEPOSITS
---------------------------------------------
Some of the Company's health and life programs require payments of premium prior to the effective date of coverage, and accordingly, invoices are sent out as early as two months prior to the coverage effective date. Insurance premiums received for coverage months effective after the balance sheet date are recorded as advance premiums.

Deposit premiums represent funds received from the Company's daily automobile rental program which guarantee the payment of premiums for past coverage months. These deposits are required when information such as gross receipts or number of rental cars is required to compute the actual premium due, but is not available until after the coverage month.


NOTE 3 -  INVESTMENTS
---------------------
A summary of net investments and related income is as follows:

Investment income is summarized as follows:

                                                                                    Fiscal Year Ended December 31
                                                                                    -----------------------------
                                                                            1998               1997                 1996
                                                                            ----               ----                 ----
                                                                                                                (Nine Months)

      Fixed maturities                                                  $5,463,418          $4,694,838           $3,041,485
      Equity securities                                                      8,095              48,960               46,144
      Short-term investments                                               260,725             253,053              145,855
                                                                         ---------           ---------            ---------
      Total investment income                                            5,732,238           4,996,851            3,233,484
      Less investment expenses                                                 335                 590                  600
                                                                         ---------           ---------            ---------
           Net investment income                                        $5,731,903          $4,996,261           $3,232,884
                                                                         =========           =========            =========

Net realized investment gains and (losses) are summarized as follows:

                                                                                    Fiscal Year Ended December 31
                                                                                    -----------------------------
                                                                            1998                1996                 1996
                                                                            ----                ----                 ----
                                                                                                                (Nine Months)
      Gross realized gains:
         Fixed maturities                                                $ 78,758             $     -              $      -
         Equity securities                                                170,540              25,093               196,413
      Gross realized (losses):
         Equity securities                                                 (1,367)                  -               ( 5,922)
                                                                          -------              ------               -------
           Net realized investment gains                                 $247,931             $25,093              $190,491
                                                                          =======              ======               =======


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  INVESTMENTS (continued)
--------------------------------
A summary of the unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

                                                                                    Fiscal Year Ended December 31
                                                                                    -----------------------------
                                                                              1998               1997                1996
                                                                              ----               ----                ----
                                                                                                                 (Nine Months)

Gross unrealized appreciation:
   Fixed maturities                                                       $3,181,405          $1,878,723           $1,183,881
   Equity securities                                                               -                   -                    -
Gross unrealized (depreciation):
   Fixed maturities                                                          (67,497)            (19,704)             (59,633)
   Equity securities                                                         (39,238)             (7,360)                   -
                                                                           ---------           ---------            ---------
Net unrealized appreciation on investments                                 3,074,670           1,851,659            1,124,248
Deferred federal income taxes                                             (1,076,134)           (629,564)            (382,244)
                                                                           ---------           ---------              -------
   Net unrealized appreciation, net of deferred income taxes              $1,998,536          $1,222,095           $  742,004
                                                                           =========           =========              =======

The amortized cost and estimated market value of fixed maturity investments at December 31, 1998, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                 Amortized           Estimated
                                                    Cost           Market Value
                                                 ----------        ------------

Due in one year or less                         $ 8,887,129         $ 8,934,493
Due after one year through five years            60,551,170          62,555,458
Due after five years through ten years           26,920,513          27,982,769
                                                 ----------          ----------
   Total fixed maturities                       $96,358,812         $99,472,720
                                                 ==========          ==========

The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:

                                                                                 Gross          Gross           Estimated
                                                            Amortized         Unrealized      Unrealized          Market
                                                              Cost               Gains          Losses             Value
                                                              ----               -----          ------             -----
December 31, 1998
-----------------
Available for sale:
  Fixed maturities
  Certificates of deposit                                   $ 200,000             $    -          $   -           $ 200,000
  U.S. treasury securities                                  9,610,487            487,783                         10,098,270
  State and municipal tax exempt bonds                     34,144,344          1,028,944          9,379          35,163,909
  Industrial and miscellaneous taxable bonds               52,403,981          1,664,678         58,118          54,010,541
                                                           ----------          ---------         ------          ----------
     Total fixed maturities                               $96,358,812         $3,181,405        $67,497         $99,472,720
                                                           ==========          =========         ======          ==========

December 31, 1997
-----------------
Available for sale:
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
                                                           ==========          =========         ======          ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  INVESTMENTS (continued)
--------------------------------
Short-term investments have an initial maturity of one year or less and consist of the following:

                                                 Fiscal Year Ended December 31
                                                 -----------------------------
                                                  1998                    1997
                                                  ----                    ----

Certificates of deposit                       $  425,000             $   225,000
Commercial paper                               3,425,000               4,750,000
Commercial bank money market accounts            694,834                 368,743
U.S. government obligation money market fund   1,290,108                  58,032
Short-term U.S. treasury note                    735,346                 732,216
Savings account                                    3,574                   3,504
                                               ---------               ---------
   Total short-term investments               $6,573,862              $6,137,495
                                               =========               =========


NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
----------------------------------------------------------------
Property and equipment consist of the following:

                                                                                        Fiscal Year Ended December 31
                                                                                        -----------------------------
                                                                                        1998                     1997

Furniture, fixtures, computer, office, and transportation equipment                   $2,304,799              $2,204,554
Accumulated depreciation                                                               2,099,430               2,000,845
                                                                                       ---------               ---------
   Net property and equipment                                                         $  205,369              $  203,709
                                                                                        ========                 =======



NOTE 5 - PREMIUMS AND NOTES RECEIVABLE, NET
-------------------------------------------
Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.

                                                                                         Fiscal Year Ended December 31
                                                                                         -----------------------------
                                                                                          1998                   1997
                                                                                          ----                   ----
Premiums receivable                                                                   $1,553,977              $2,525,588
Premium finance notes receivable                                                       4,388,900               4,902,269
                                                                                       ---------               ---------
   Total premiums and notes receivable                                                 5,942,877               7,427,857
Less allowance for doubtful accounts                                                      20,161                  23,251
                                                                                       ---------               ---------
   Net premiums and notes receivable                                                  $5,922,716              $7,404,606
                                                                                       =========               =========

Bad debt expense for the fiscal year ended December 31, 1998, and the fiscal year ended December 31, 1997, was $25,736 and $28,903, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEFERRED POLICY ACQUISITION COSTS (continued)
-----------------------------------------------------

                                                                                     Fiscal Year Ended December 31
                                                                                     -----------------------------
                                                                                1998              1997              1996
                                                                                ----              ----              ----
                                                                                                                (Nine Months)

Deferred policy acquisition costs at beginning of year                       $4,886,684        $4,953,085         $4,333,708
Policy acquisition costs incurred during year                                 9,276,945        10,495,790          7,506,550
Policy acquisition costs amortized during year                               (9,497,857)      (10,562,191)        (6,887,173)
                                                                              ----------        ---------          ---------
   Deferred policy acquisition costs at end of year                          $4,665,772        $4,886,684         $4,953,085
                                                                              =========         =========          =========


NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------
The following table provides an analysis of the rollforward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                     Fiscal Year Ended December 31
                                                                                     -----------------------------
                                                                              1998               1997               1996
                                                                              ----               ----               ----
                                                                                                                (Nine Months)
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                               $40,591,248        $37,111,846         $32,682,153
                                                                           ----------         ----------          ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                            22,454,229         23,564,325          16,251,499
   (Decrease) in provision for events of prior years (*)                   (4,860,647)        (4,275,759)         (1,449,765)
                                                                           ----------        -----------         -----------
     Total losses and loss adjustment expenses                             17,593,582         19,288,566          14,801,734
                                                                           ----------         ----------          ----------
Payments
Losses and loss adjustment expenses attributable to
  insured events of the current year                                        5,132,952          4,812,268           3,352,866
Losses and loss adjustment expenses attributable to
  insured events of prior years                                            12,677,646         10,996,896           7,019,175
                                                                           ----------         ----------           ---------
     Total payments                                                        17,810,598         15,809,164          10,372,041
                                                                           ----------         ----------          ----------
 Reserve for unpaid losses and loss adjustment expenses
      at end of year - net of reinsurance                                 $40,374,232        $40,591,248         $37,111,846

Reinsurance recoverable on unpaid losses and loss
     adjustment expenses at end of year                                     1,139,713          1,413,603           2,629,019
                                                                            ---------         ----------          ----------
Reserve for unpaid losses and loss adjustment expenses at
     end of year per balance sheet - gross of reinsurance (**)            $41,513,945        $42,004,851         $39,740,865
                                                                           ==========         ==========          ==========

 (*) Decreases in incurred losses and loss adjustment expenses related to the indicated prior years reflect favorable loss experience during these years attributable to a number of combined factors which have produced favorable frequency and severity trends in recent years. In addition, actuarial assumptions based on historical trends have proven to be conservative.


(**) In accordance with Financial Accounting Standards Board Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for generally accepted accounting practices as assets rather than netted against the corresponding liability for such items on the balance sheet.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - CLAIMS AND LITIGATION
------------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is required to resort to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

Likewise, the Company is sometimes named as a cross-defendant in litigation which is principally directed against that insurer who has issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or others which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and they do not materially affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated operation or financial position.


NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES
-----------------------------------------------
Accrued expenses and other liabilities consist of the following:

                                                                                           Fiscal Year Ended December 31
                                                                                           -----------------------------
                                                                                              1998                  1997
                                                                                              ----                  ----
      Premium payable                                                                     $3,994,888            $  525,839
      Unearned claim adjusting income                                                        300,000               300,000
      Profit sharing contributions                                                           359,948               395,000
      Accrued contingent interest expense                                                          -               300,000
      Accrued salaries                                                                       441,427               406,117
      Other                                                                                  322,196               168,611
                                                                                          ----------            ----------
           Total accrued expenses and other liabilities                                   $5,418,459            $2,095,567
                                                                                           =========             =========


NOTE 10 - NOTE PAYABLE - BANK
-----------------------------
American Acceptance Corporation ("AAC"), the Company's premium finance subsidiary, had a line of credit with Union Bank which was used only to fund its premium finance operation. Interest on the note is referenced to the London Interbank Offered Rate ("LIBOR"). The note amount was collateralized by the assets of AAC and is guaranteed by the Company. The credit line matured September 2, 1998, and was not renewed. AAC did not borrow against this line of credit in 1998 or 1997. The loan agreement contained certain covenants including restrictions on certain transactions between AAC and the Company and the maintenance of certain financial ratios. AAC was in compliance with all terms of its loan agreement.

                                                Fiscal Year Ended December 31
                                                -----------------------------
                                                    1998                1997
                                                    ----                ----
      Note payable - bank                        $      -            $      -
                                                   ======             =======

      Maximum bank note payable                         -            $750,001
      Average bank note payable                         -            $296,576
      Weighted average interest rate                    -                 7.3%

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - NOTE PAYABLE - BANK (continued)
----------------------------------------
In addition to the AAC line of credit, Unico has a $2,000,000 line of credit with Union Bank. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 2, 1999, at which time it is expected to be renewed. As of December 31, 1998 and 1997, no amounts were borrowed.


NOTE 11 - LEASE COMMITMENT
--------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for the fiscal year ended December 31, 1998, $1,025,952 for the fiscal year ended December 31, 1997, and $769,464 for the nine month period ended December 31, 1996.

The lease provides for the following minimum annual rental commitments:

      Fiscal Year Ending

      December 31, 1999                                          $1,025,952
      December 31, 2000                                          $1,025,952
      December 31, 2001                                          $1,025,952
      December 31, 2002                                          $1,025,952
      December 31, 2003 (through March 31, 2007)                 $4,360,296
                                                                  ---------
           Total minimum payments                                $8,464,104
                                                                  =========
Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building. On February 22, 1995, the Company signed an extension to the lease with no increase in rent to March 31, 2007. The Company believes that the terms of the lease at inception and at the time the lease extension was signed were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases.


NOTE 12 - REINSURANCE
---------------------
A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. The Company's reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses which may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company continually monitors and evaluates the liquidity and financial strength of its reinsurers to determine their ability to fulfill obligations assumed under the reinsurance contracts.

Crusader has reinsurance agreements with National Reinsurance Corporation and NAC Reinsurance Corporation, both California admitted reinsurers. National Reinsurance Corporation was acquired by General Reinsurance Corporation in 1996. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 78% of the participating catastrophe reinsurers are admitted in California. Any catastrophe loss ceded to the reinsurer not admitted in California requires the reinsurer to immediately obtain a non-cancelable (Evergreen) letter of credit covering their ceded outstanding loss including any IBNR. Crusader's retention increased from $150,000 to $250,000 per risk on July 1, 1997. This retention is subject to a maximum dollar amount and to catastrophe and clash covers. The catastrophe and clash covers (subject to a maximum occurrence and annual aggregate amount) help protect the Company from one loss occurrence affecting multiple policies. On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader, which includes a reimbursement of the cost of acquiring the portion of the premium that is ceded. Crusader does not currently assume any reinsurance from other insurance companies. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - REINSURANCE (continued)
--------------------------------
The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                                                                    Fiscal Year Ended December 31
                                                                                    -----------------------------
                                                                              1998                1997               1996
                                                                              ----                ----               ----
                                                                                                                 (Nine Months)

Premiums written:
   Direct business                                                        $37,079,303         $42,273,990         $31,847,113
   Reinsurance assumed                                                              -                   -                   -
   Reinsurance ceded                                                      $(2,952,340)        $(6,687,944)        $(3,701,766)

Premiums earned:
   Direct business                                                        $40,615,417         $42,721,222         $29,373,374
   Reinsurance assumed                                                              -                   -                   -
   Reinsurance ceded                                                      $(5,700,222)        $(6,394,328)        $(3,307,085)

Incurred losses and loss adjustment expenses:
   Direct                                                                 $20,557,887         $26,415,828         $16,777,799
   Assumed                                                                          -                   -                   -
   Ceded                                                                  $(2,964,305)        $(7,127,262)        $(1,976,065)


NOTE 13 - PROFIT SHARING PLAN
-----------------------------
During the fiscal year ended March 31, 1986, the Company adopted the Unico American Corporation Profit Sharing Plan. Employees who are at least 21 years of age and have been employed by the Company for at least two years are participants in the Plan. Pursuant to the terms of the Plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. Participants are entitled to receive benefits under the plan upon the later of the following: the date 60 days after the end of the plan year in which the participant's retirement occurs or one year and 60 days after the end of the plan year following the participant's termination with the Company. However, the participant's interest must be distributed in its entirety no later than April 1 of the calendar year following the calendar year in which the participant attains age 70 1/2 or otherwise in accordance with the Treasury Regulations promulgated under the Internal Revenue Code of 1954 as amended.

Contributions to the plan were as follows:

      Fiscal year ended December 31, 1998                           $563,160
      Fiscal year ended December 31, 1997                           $545,906
      Fiscal year ended December 31, 1996 (nine months)             $364,226


NOTE 14 - STATUTORY CAPITAL AND SURPLUS
---------------------------------------
Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory"). Statutory accounting practices differ in certain respects from generally accepted accounting principles. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) all bonds are recorded at amortized cost, regardless of trading activity; (c) non-admitted assets are charged directly against surplus; (d) loss reserves and unearned premium reserves are stated net of reinsurance; and (e) federal income taxes are recorded when payable. Additionally, the cash flow presentation is not consistent with generally accepted accounting principles and a reconciliation from net income to cash provided by operations is not presented.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STATUTORY CAPITAL AND SURPLUS (continued)
--------------------------------------------------
In 1998, the National Association of Insurance Commissioners ("NAIC") approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices and will result in changes to the accounting policies that insurance enterprises use to prepare statutory financial statements commencing in 2001. The Company is currently evaluating the impact of these rules. No assurance can be given that future legislation or regulatory changes resulting from such activities will not adversely affect the Company.

Crusader Insurance Company statutory capital and surplus is as follows:

        As of December 31, 1998                            $37,611,089
        As of December 31, 1997                            $30,899,761

Crusader Insurance Company statutory net income is as follows:

        Fiscal year ended December 31, 1998                 $8,243,434
        Fiscal year ended December 31, 1997                 $6,658,352
        Fiscal year ended December 31, 1996 (nine months)   $3,526,515

The  Company  believes  that  Crusader's   statutory  capital  and  surplus  was
sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. The maximum dividend that may be made without prior approval as of December 31, 1998, is $8,243,434. After taking into account the dividends paid by Crusader to its parent in 1998 of $1,500,000, the remaining dividend which may be made without prior approval as of December 31, 1998, is $6,743,434.


NOTE 15 - INCENTIVE STOCK OPTION PLAN
-------------------------------------
The Company under its 1985 stock option plan provides for the grant of "incentive stock options" to officers and key employees. The options and prices set forth below have been adjusted, where applicable, for all subsequent stock splits, reverse stock splits, and stock dividends. All options were granted at fair market value. As of December 31, 1998, all options outstanding were exercisable. There are no additional options available for future grant under the 1985 plan. The changes in the number of common shares under option are summarized as follows:


                                            Options              Exercise Price

      Outstanding at March 31, 1996         680,000            $3.4375 to $4.375
         Options granted                          -
         Options exercised                 (114,651)           $3.4375 to $3.85
         Options terminated                  (4,650)           $3.50
                                            -------
      Outstanding at December 31, 1996      560,699            $3.4375 to $4.375
         Options granted                          -
         Options exercised                 (186,751)           $3.4375 to $3.50
         Options terminated                       -
                                            -------
      Outstanding at December 31, 1997      373,948            $3.4375 to $4.375

         Options granted                          -
         Options exercised                  (90,082)           $3.50 to $4.375
         Options terminated                 (89,320)           $3.50
                                            -------
      Outstanding at December 31, 1998      194,546            $3.4375 to $4.375
                                            =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - TAXES ON INCOME
The provision for taxes on income consists of the following:

                                                                                    Fiscal Year Ended December 31
                                                                                    -----------------------------
                                                                          1998                1997                  1996
                                                                          ----                ----                  ----
                                                                                                               (Nine Months)
        Current provision:
           Federal                                                     $3,516,390          $2,900,181            $2,133,283
           State                                                          179,521             184,020               159,364
                                                                        ---------           ---------             ---------
             Total federal and state                                    3,695,911           3,084,201             2,292,647
        Deferred                                                          350,318             250,470               (88,170)
                                                                        ---------           ---------             ---------
             Provision for taxes                                       $4,046,229          $3,334,671            $2,204,477
                                                                        =========           =========             =========

The income tax provision reflected in the consolidated statements of operations is less than the expected federal income tax on income as shown in the table below:

                                                                                    Fiscal Year Ended December 31
                                                                                    -----------------------------
                                                                           1998                1997                 1996
                                                                           ----                ----                 ----
                                                                                                                (Nine Months)

        Computed tax expense                                           $4,336,665          $3,736,270            $2,508,855
        Tax effect of:
           Tax exempt income                                             (490,783)           (522,813)             (393,009)
           Dividend exclusion                                              (1,638)             (9,905)               (9,335)
           Other                                                           23,525             (54,971)              (56,354)
           State income tax expense                                       178,460             186,090               154,320
                                                                        ---------           ---------             ---------
             Tax per financial statement                               $4,046,229          $3,334,671            $2,204,477
                                                                        =========           =========             =========

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                                                             Fiscal Year Ended December 31
                                                                                             -----------------------------
                                                                                               1998                  1997
                                                                                               ----                  ----
      Deferred tax assets:
         Discount on loss reserves                                                          $1,682,596            $1,900,368
         Unearned premiums                                                                   1,291,298             1,285,242
          Other                                                                                      -               118,668
                                                                                             ---------             ---------
           Total deferred tax assets                                                        $2,973,894            $3,304,278
                                                                                             ---------             ---------

      Deferred tax liabilities:
         Deferred acquisition costs                                                         $1,633,021            $1,661,474
         Discount on salvage & subrogation                                                       8,493                 7,376
         Unrealized gain on investments                                                      1,076,135               629,563
          Other                                                                                 47,269                     -
                                                                                             ---------             ---------
           Total deferred tax liabilities                                                   $2,764,918            $2,298,413
                                                                                             ---------             ---------

           Net deferred tax assets                                                            $208,976            $1,005,865
                                                                                               =======             =========

Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in the states of Arizona, California, Montana, Nevada, Oregon, and Washington. The premium tax is in lieu of state franchise taxes; thus, the above provision for state taxes does not include the premium tax.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 17 - EARNINGS PER SHARE
----------------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                         Fiscal Year         Fiscal Year         12 Months           Fiscal Year
                                                            Ended               Ended              Ended                Ended
                                                          December 31        December 31        December 31          December 31
                                                             1998                1997               1996                1996
                                                             ----                ----               ----                ----
                                                                                                 (Unaudited)        (Nine Months)
Basic Earnings Per Share
------------------------
 Net income numerator                                     $8,708,669          $7,654,362         $6,849,327           $5,174,510
                                                           =========           =========          =========            =========
 Weighted average shares outstanding
        denominator                                        6,194,133           6,132,096          5,967,667            5,970,977
                                                           =========           =========          =========            =========

 Per share amount                                              $1.41               $1.25              $1.15                $0.87

Diluted Earnings Per Share
--------------------------
 Net income numerator                                     $8,708,669          $7,654,362         $6,849,327           $5,174,510
                                                           =========           =========          =========            =========

 Weighted average shares outstanding                       6,194,133           6,132,096          5,967,667            5,970,977
 Effect of diluted securities                                226,447             269,263            273,188              279,953
                                                           ---------           ---------          ---------            ---------
 Diluted shares outstanding denominator                    6,420,580           6,401,359          6,240,855            6,250,930
                                                           =========           =========          =========            =========

 Per share amount                                              $1.36               $1.20              $1.10                $0.83


NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 1998 and 1997 is set forth below:

                                                                   Comparable Period by Quarter Ended
                                                      -------------------------------------------------------------------
                                                      March 31            June 30         September 30        December 31
                                                      --------            -------         ------------        -----------
       Calendar Year 1998
       ------------------
       Total revenues                               $12,477,544         $11,811,421       $11,804,173        $11,451,132
       Income before taxes                            3,125,463           3,291,037         3,177,009          3,161,389
       Net income                                     2,163,710           2,184,110         2,179,796          2,181,053
       Earnings per share:
            Basic                                         $0.35               $0.35             $0.35              $0.35
            Diluted                                       $0.34               $0.34             $0.34              $0.34

       Calendar Year 1997
       ------------------
       Total revenues                               $12,043,649         $12,100,854       $12,166,012        $11,980,206
       Income before taxes                            2,496,230           2,729,840         2,812,198          2,950,765
       Net income                                     1,765,154           1,884,584         1,950,806          2,053,818
       Earnings per share:
            Basic                                         $0.29               $0.31             $0.32              $0.33
            Diluted                                       $0.28               $0.30             $0.30              $0.32


Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
and Financial Disclosure
------------------------
Change in accountants was previously reported.



                                    PART III
                                    --------


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

                                     PART IV
                                     -------
Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------

(a) Financial Statements and Schedules Filed as a Part of this Report:

1.  Financial statements:
       The consolidated financial statements for the fiscal year ended December 31, 1998, are contained herein as listed in the index to consolidated financial statements on page 23.

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

3.  Exhibits:
   3.1 Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984).
   3.2 By-Laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
   10.1 Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1985).  (*)
   10.2 Unico American Corporation Employee Incentive Stock Option Plan (1985) (Incorporated herein by reference to Exhibit 10.3 the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,1985).(*)
   10.3  Amendment to Unico  American  Corporation  Incentive  Stock Option Plan
         (1985). (Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987). (*)
   10.4 The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to
         Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987).
   10.5 The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).
   21    Subsidiaries of Registrant.  (Incorporated  herein by reference to
         Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984).
   27    Financial Data Schedule

         (*) Indicates management contract or compensatory plan or arrangement.


 (b)  Reports on Form 8-K:

   None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  23, 1999
                                                UNICO AMERICAN CORPORATION


                                                  By:   /s/ ERWIN CHELDIN
                                                        -----------------
                                                        Erwin Cheldin
                                                        Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                  Title                          Date
        ---------                  -----                          ----
        /s/ ERWIN CHELDIN          Chairman of the Board,         March 23, 1999
        -------------              President and Chief
        Erwin Cheldin              Executive Officer,
                                   (Principal Executive Officer)


        /s/ LESTER A. AARON        Treasurer, Chief Financial     March 23, 1999
        ---------------            Officer and Director
        Lester A. Aaron            (Principal Accounting and
                                   Principal Financial Officer)


        /s/ CARY L. CHELDIN        Executive Vice President       March 23, 1999
        ---------------            and Director
        Cary L. Cheldin


        /s/ GEORGE C. GILPATRICK   Vice President, Secretary      March 23, 1999
        --------------------       and Director
        George C. Gilpatrick


        /s/ ROGER H. PLATTEN       Vice President and Director    March 23, 1999
        ----------------
        Roger H. Platten

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Unico American Corporation

Under date of February 24, 1999, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, as contained in the annual report on the Form 10-K for the year 1998. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    KPMG LLP

Los Angeles, California
February 24, 1999

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES



Board of Directors
Unico American Corporation


Under date of March 20, 1997, we reported on the consolidated balance sheet of Unico American Corporation and subsidiaries as of December 31, 1996, and the related consolidated statement of operations, shareholders' equity and cash flows for the nine months ended December 31, 1996, and the year ended March 31, 1996, as contained in the annual report of Form 10-K for the nine months ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


GETZ, KRYCLER & JAKUBOVITS

Sherman Oaks, California


March 20, 1997

SCHEDULE I

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1998


Column A                                                          Column B             Column C               Column D
--------                                                          --------             --------               --------
                                                                                                           Amount at which
                                                                                                            shown in the
Type of Investment                                                    Cost                Value             Balance Sheet
------------------                                                    ----                -----             -------------
Fixed maturities:
   U.S. treasury securities                                       $ 9,610,487          $10,098,270           $10,098,270
   State and municipal tax exempt bonds                            34,144,344           35,163,909            35,163,909
   Industrial and miscellaneous bonds                              52,403,981           54,010,541            54,010,541
   Certificates of deposit                                            200,000              200,000               200,000
                                                                   ----------           ----------            ----------
     Total fixed maturities                                        96,358,812           99,472,720            99,472,720
Equity securities                                                     503,503              481,500               481,500
Short-term investments                                              6,573,862            6,573,862             6,573,862
                                                                  -----------          -----------           -----------
     Total investments                                           $103,436,177         $106,528,082          $106,528,082
                                                                  ===========          ===========           ===========

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY



                                                                                              Fiscal Year Ended December 31
                                                                                              -----------------------------
                                                                                                  1998               1997
                                                                                                  ----               ----
                                     ASSETS
                                     ------
Investments
 Available for sale:
 Fixed maturities, at market value (amortized cost December 31, 1998
 $999,335 ; December 31, 1997 $0)                                                              $1,002,401         $        -
 Short-term investments                                                                         1,750,000          1,200,000
                                                                                                ---------          ---------
     Total Investments                                                                          2,752,401          1,200,000
Cash                                                                                               20,864             19,939
Accrued investment income                                                                          28,967              5,343
Investments in subsidiaries                                                                    60,382,968         51,736,149
Property and equipment (net of accumulated depreciation)                                          205,369            203,709
Other assets                                                                                      104,129            105,604
                                                                                               ----------         ----------
     Total Assets                                                                             $63,494,698        $53,270,744
                                                                                               ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
-----------
Accrued expenses and other liabilities                                                           $797,019         $1,089,713
Payables to subsidiaries (net of receivables)                                                   8,378,991          7,103,254
Income taxes payable                                                                              150,606             16,993
                                                                                                ---------          ---------
     Total Liabilities                                                                         $9,326,616         $8,209,960
                                                                                                ---------          ---------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                                                                   $2,895,702         $2,838,058
Net unrealized investment gains                                                                 1,998,536          1,222,095
Retained earnings                                                                              49,273,844         41,000,631
                                                                                               ----------         ----------
     Total Stockholders' Equity                                                               $54,168,082        $45,060,784
                                                                                               ----------         ----------

Total Liabilities and Stockholders' Equity                                                    $63,494,698        $53,270,744
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY


                                                                                           12 Months          Fiscal Year
                                                                                             Ended               Ended
                                                     Fiscal Year Ended December 31         December 31        December 31
                                                     -----------------------------
                                                        1998               1997               1996               1996
                                                        ----               ----               ----               ----
                                                                                           (Unaudited)       (Nine Months)
REVENUES
--------
General and administrative expenses
   allocated to subsidiaries                         $4,863,910         $5,036,332         $4,977,656          $3,870,364
Net investment income                                   210,071            150,292             92,846              82,569
Other income                                              6,031              9,401             12,130               7,414
                                                      ---------          ---------          ---------           ---------
     Total Revenue                                    5,080,012          5,196,025          5,082,632           3,960,347

EXPENSES
--------
General and administrative expenses                   5,018,162          5,109,898          5,033,280           3,937,137
                                                      ---------          ---------          ---------           ---------
Income before equity in net income
   of subsidiaries                                       61,850             86,127             49,352              23,210
Equity in net income of subsidiaries                  8,646,819          7,568,235          6,799,975           5,151,300
                                                      ---------          ---------          ---------           ---------
     Net Income                                      $8,708,669         $7,654,362         $6,849,327          $5,174,510
                                                      =========          =========          =========           =========


The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends from Crusader of $1,500,000 in the fiscal year ended December 31, 1998, $1,500,000 in the fiscal year ended December 31, 1997, and $500,000 in the nine month fiscal year ended December 31, 1996.

















   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

                                                                                   Fiscal Year Ended December 31
                                                                                   -----------------------------
                                                                            1998                1997               1996
                                                                            ----                ----               ----
                                                                                                               (Nine Months)
Cash flows from operating activities:
   Net income                                                            $8,708,669          $7,654,362         $5,174,510

   Adjustments to reconcile net income to net cash
    from operations
      Undistributed equity in net (income) of
        subsidiaries                                                     (8,646,819)         (7,568,235)        (5,151,300)
      Depreciation and amortization                                          98,030             104,029             83,488
      Accrued expenses and other liabilities                               (159,081)             (7,941)             4,608
      Accrued investment income                                             (23,624)             (5,343)            (2,500)
      Other assets                                                            1,474              (2,353)           (21,390)
                                                                             -------            -------             ------
         Net cash provided (used) from operations                           (21,351)            174,519             87,416
                                                                             -------            -------             ------

Cash flows from investing activities
    Purchase of fixed maturity investments                                 (998,781)                  -                  -
   Increase in short-term investments                                      (550,000)         (1,200,000)                 -
   Purchase of property and equipment                                      (100,245)            (77,766)           (34,841)
                                                                          ----------          ---------             ------
         Net cash (used) by investing activities                         (1,649,026)         (1,277,766)           (34,841)
                                                                          ----------          ---------             ------

Cash flows from financing activities
   Proceeds from issuance of common stock                                    57,644               1,636              1,621
   Dividends paid to stockholders                                          (435,456)           (430,724)          (418,087)
   Net change in payables and receivables
     from subsidiaries                                                    2,049,114           1,522,949            340,068
                                                                          ---------           ---------            -------
         Net cash provided (used) by financing activities                 1,671,302           1,093,861            (76,398)
                                                                          ---------           ---------             ------

Net increase (decrease) in cash                                                 925              (9,386)           (23,823)

Cash at beginning of year                                                    19,939              29,325             53,148
                                                                             ------              ------             ------

Cash at end of year                                                         $20,864             $19,939            $29,325
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

 SCHEDULE III

                           UNICO AMERICAN CORPORATION

                                AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION



                                                            Future                                                        Benefits,
                                         Deferred          Benefits,                                                       Claims,
                                          Policy            Losses,                                          Net         Losses and
                                        Acquisition        and Loss        Unearned         Premium       Investment     Settlement
                                            Cost           Expenses        Premiums         Revenue         Income        Expenses
                                      ---------------------------------------------------------------------------------------------


               Fiscal Year Ended
               December 31, 1998
               Property &
               Casualty                   $4,665,772      $41,513,945    $18,136,895      $34,915,195     $5,497,323     $17,593,582

               Fiscal Year Ended
               December 31, 1997
               Property &
               Casualty                   $4,886,684      $42,004,851    $21,673,009      $36,326,894     $4,855,580     $19,288,566

               Fiscal Year Ended
               March 31, 1996
               Property &
               Casualty                   $4,953,085      $39,740,865    $22,120,241      $26,066,289     $3,115,110     $14,801,734



                                           Amortization
                                           of Deferred
                                              Policy           Other
                                            Acquisition      Operating       Premium
                                               Cost            Costs         Written
                                           ---------------------------------------------


               Fiscal Year Ended
               December 31, 1998
               Property &
               Casualty                     $9,497,857      $1,663,214      $34,126,963

               Fiscal Year Ended
               December 31, 1997
               Property &
               Casualty                    $10,562,191      $1,855,589      $35,586,046

               Fiscal Year Ended
               March 31, 1996
               Property &
               Casualty                     $6,887,173      $1,653,077      $28,145,347


SCHEDULE IV

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                   REINSURANCE


                                                                     Ceded to              Assumed                    Percentage of
                                                Gross                 Other              from Other       Net        Amount Assumed
                                                Amount               Companies            Companies      Amount          to Net
                                            ---------------------------------------------------------------------------------------

                Fiscal Year Ended
                December 31, 1998
                Property & Casualty          $40,615,417            $5,700,222                -        $34,915,195              -

                Fiscal Year Ended
                December 31, 1997
                Property & Casualty          $42,721,222            $6,394,328                -        $36,326,894              -


                Fiscal Year Ended
                December 31, 1996
                (Nine Months)
                Property & Casualty          $29,373,374            $3,307,085                -        $26,066,289               -


  SCHEDULE VI

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY

                              INSURANCE OPERATIONS


                                                                                                                    Claims and
                                             Reserves for                                                              Claim
                                                Unpaid       Discount                                                Adjustment
                                  Deferred      Claims        if Any,                                             Expenses Incurred
              Affiliation          Policy      and Claim     Deducted                                   Net           Related to
                 with           Acquisition    Adjustment       in        Unearned       Earned      Investment  (1) Current Year
              Registrant           Costs        Expenses     Column C     Premiums      Premiums       Income    (2) Prior Year
                  (A)               (B)           (C)           (D)          (E)           (F)          (G)              (H)
         --------------------------------------------------------------------------------------------------------------------------

         Company &
         Consolidated
         Subsidiaries

         Fiscal Year Ended

         December 31, 1998       $4,665,772    $41,513,945           -   $18,136,895   $34,915,195    $5,497,323    $22,454,229  (1)
                                                                                                                    $(4,860,647) (2)


         December 31,1997        $4,886,684    $42,004,851           -   $21,673,009   $36,326,894    $4,855,580    $23,564,325  (1)
                                                                                                                    $(4,275,759) (2)


         December 31,1996        $4,953,085    $39,740,865           -   $22,120,241   $26,066,289    $3,115,110    $16,251,499  (1)
           (Nine Months)                                                                                            $(1,449,765) (2)




                                  Amortization
                                  of Deferred   Paid Claims
                                    Policy        and Claim
                                  Acquisition    Adjustment     Premiums
                                     Costs        Expenses       Written
                                     (I)              (J)          (K)
         ---------------------------------------------------------------

         Company &
         Consolidated
         Subsidiaries

        Fiscal Year Ended

         December 31, 1998       $9,497,857     $17,810,598     $34,126,963


         December 31, 1997       $10,562,191    $15,809,164     $35,586,046


         December 31, 1996       $6,887,173     $10,372,041     $28,145,347
           (Nine Months)


