Form 10-Q
period 1999-03-31
UNICO AMERICAN CORP
filed 1999-05-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the quarterly period from January 1, 1999 to March 31, 1999

                           Commission File No. 0-3978

                           UNICO AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

                    Nevada                               95-2583928
        (State or other jurisdiction of               (I.RS. Employee
         incorporation or organization)             Identification No.)

         23251 Mulholland Drive, Woodland Hills, California    91364
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   6,224,369
        Number of shares of common stock outstanding as of May 12, 1999

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            March 31         December 31
                                                                                              1999              1998
                                                                                              ----              ----
                                                           ASSETS
                                                           ------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  March 31,
         1999  $98,673,898;  December 31, 1998  $96,358,812                               $100,488,578      $ 99,472,720

      Equity securities at market (cost: March 31, 1999
         $782,249;  December 31, 1998  $503,503)                                               623,894           481,500
   Short-term investments, at cost                                                           6,110,286         6,573,862
                                                                                             ---------         ---------
      Total Investments                                                                    107,222,758       106,528,082
Cash                                                                                           346,010           277,544
Accrued investment income                                                                    1,832,853         2,022,197
Premiums and notes receivable, net                                                           6,151,043         5,922,716
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    182,935           146,205

   Unpaid losses and loss adjustment expenses                                                2,335,336         1,139,713
Prepaid reinsurance premiums                                                                    17,389            19,452
Deferred policy acquisition costs                                                            4,603,662         4,665,772
Property and equipment (net of accumulated depreciation)                                       189,812           205,369
Deferred income taxes                                                                          316,760           208,976

Other assets                                                                                   570,716           581,617
                                                                                           -----------       -----------
     Total Assets                                                                         $123,769,274      $121,717,643
                                                                                           ===========       ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $41,455,649       $41,513,945
Unearned premiums                                                                           17,954,466        18,136,895
Advance premium and premium deposits                                                         2,484,460         2,329,356
Accrued expenses and other liabilities                                                       6,142,504         5,418,459
Income taxes payable                                                                           437,687           150,906
Dividends payable                                                                            1,556,092                 -
                                                                                            ----------        ----------
    Total Liabilities                                                                      $70,030,858       $67,549,561
                                                                                            ----------        ----------

STOCKHOLDERS'  EQUITY
---------------------
Common stock,  no par - authorized  10,000,000  shares;  issued and  outstanding
   shares 6,224,369 at March 31, 1999, and 6,223,424 at December 31, 1998                   $2,895,726        $2,895,702
Accumulated other comprehensive income:                                                      1,093,175         1,998,536
Retained earnings                                                                           49,749,515        49,273,844
                                                                                            ----------        ----------
  Total Stockholders' Equity                                                               $53,738,416       $54,168,082
                                                                                            ----------        ----------

  Total Liabilities and Stockholders' Equity                                              $123,769,274      $121,717,643
                                                                                           ===========       ===========




           See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            Three Months Ended March 31
                                                                                            ---------------------------
                                                                                               1999             1998
                                                                                               ----             ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                                                                         $8,908,324       $10,554,810
     Premium ceded                                                                           1,416,796         1,171,028
                                                                                             ---------         ---------
          Net premium earned                                                                 7,491,528         9,383,782
     Net investment income                                                                   1,416,410         1,309,785
     Net realized investment (losses)                                                             (625)                -
     Other income                                                                                    -               958
                                                                                            ----------         ---------
          Total Insurance Company Revenues                                                   8,907,313        10,694,525

Other Revenues from Insurance Operations
     Gross commissions and fees                                                              1,392,421         1,469,245
     Investment income                                                                          64,849            49,093
     Finance charges and late fees earned                                                      232,890           263,153
     Other income                                                                                3,124             1,528
                                                                                            ----------        ----------
          Total Revenues                                                                    10,600,597        12,477,544
                                                                                            ----------        ----------

EXPENSES
--------
Losses and loss adjustment expenses                                                          3,379,802         4,799,701
Policy acquisition costs                                                                     2,217,491         2,629,106
Salaries and employee benefits                                                               1,115,822         1,049,621
Commissions to agents/brokers                                                                  318,002           244,927
Other operating expenses                                                                       659,852           628,726
                                                                                             ---------         ---------
     Total Expenses                                                                          7,690,969         9,352,081
                                                                                             ---------         ---------

     Income Before Taxes                                                                     2,909,628         3,125,463

Income Tax Provision                                                                           877,866           961,753
                                                                                             ---------         ---------
     Net Income                                                                             $2,031,762      $  2,163,710
                                                                                             =========         =========



PER SHARE DATA:
Basic Shares Outstanding                                                                     6,224,125         6,155,280
Basic Earnings Per Share                                                                         $0.33             $0.35
Diluted Shares Outstanding                                                                   6,353,779         6,424,671
Diluted Earnings Per Share                                                                       $0.32             $0.34




            See notes to unaudited consolidated financial statements

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                           Three Months Ended March 31
                                                                                           ---------------------------
                                                                                             1999               1998
                                                                                             ----               ----

Net income                                                                                  $2,031,762        $2,163,710
Other changes in comprehensive income net of tax:
   Unrealized  (losses) on securities classified as available-for-sale
      arising during the period                                                               (991,696)          (76,237)
   Less: reclassification adjustment for gains included in net income                           86,335                 -
                                                                                             ---------         ---------
          Comprehensive Income                                                              $1,126,401        $2,087,473
                                                                                             =========         =========



            See notes to unaudited consolidated financial statements

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                       FOR THE THREE MONTHS ENDED MARCH 31

                                                                                             1999                1998
                                                                                             ----                ----
Cash Flows from Operating Activities:
   Net income                                                                              $2,031,762         $2,163,710
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                            18,696             25,604
      Bond amortization, net                                                                  188,439            167,899
      Net realized loss on sale of securities                                                     625                  -
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                         (38,983)           217,364
      Reinsurance recoverable                                                              (1,232,353)           (55,627)
      Prepaid reinsurance premiums                                                              2,063            691,155
      Deferred policy acquisitions costs                                                       62,110           (471,392)
      Other assets                                                                             10,904            336,655
      Reserve for unpaid losses and loss adjustment expenses                                  (58,296)           719,286
      Unearned premium reserve                                                               (182,429)          (241,067)
      Advance premium and premium deposits                                                    155,104            (27,147)
      Accrued expenses and other liabilities                                                  741,279            656,628
      Income taxes current/deferred                                                           691,980            867,233
                                                                                           ----------         ----------
          Net Cash Provided from Operations                                                 2,390,901          5,050,301
                                                                                            ---------          ---------

Investing Activities
     Purchase of fixed maturity investments                                                (4,021,750)        (8,467,945)
     Proceeds from maturity of fixed maturity investments                                   1,510,000          2,630,000
     Purchase of equity securities - cost                                                  (3,176,206)                 -
     Proceeds from sale of equity securities                                                2,896,835                  -
     Net increase in short-term investments                                                   471,801            836,106
     Additions to property and equipment                                                       (3,139)           (48,163)
                                                                                            ---------          ---------
          Net Cash (Used) by Investing Activities                                          (2,322,459)        (5,050,002)
                                                                                            ---------          ---------

Financing Activities
     Proceeds from issuance of common stock                                                        24             17,155
                                                                                                  ---             ------
          Net Cash Provided by Financing Activities                                                24             17,155
                                                                                                  ---             ------

Net Increase in Cash                                                                           68,466             17,454
Cash at beginning of period                                                                   277,544             55,768
                                                                                              -------             ------
          Cash at End of Period                                                              $346,010            $73,222
                                                                                              =======             ======

Supplemental Cash Flow Information
   Cash paid during the period for:
          Interest                                                                             $1,338               $121
          Income taxes                                                                       $175,000            $93,336




            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------
Unico American Corporation ("Unico") is an insurance holding company. Unico and its subsidiaries, all of which are wholly owned (the "Company"), provide, primarily in California, property, casualty, health and life insurance, and related premium financing.

Principles of Consolidation
---------------------------
The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Unico American Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards
------------------------------------
Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, is effective for financial statements beginning after December 15, 1998. SOP 98-1 requires that certain costs of internally developed software be capitalized. There were no costs incurred for software purchase or development in the quarter ended March 31, 1999, that were required to be capitalized.

Statement of Position 97-3 (SOP 97-3), Accounting by Insurance and Other Enterprises for Insurance Related Assessments, is effective for financial statements beginning after December 15, 1998. SOP 97-3 requires that liability for insurance related assessments be recognized when an assessment is probable, the event obligating the assessment has occurred and the assessment can be reasonably estimated. The adoption has no material effect on the financial statements.


NOTE 2 - INCENTIVE STOCK OPTION PLAN
------------------------------------
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of March 31, 1999, 193,546 options were outstanding and all are currently exercisable. During the quarter ended March 31, 1999, options on 1,300 shares of common stock were exercised. There are no additional options available for future grant under the 1985 plan.


NOTE 3 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998:

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


                                                   Three Months Ended March 31
                                                   ---------------------------
                                                     1999              1998
                                                     ----              ----
Basic Earnings Per Share
------------------------
Net income numerator                              $2,031,762         $2,163,710

Weighted average shares outstanding denominator    6,224,125          6,155,280

     Per share amount                                  $0.33              $0.35


Diluted Earnings Per Share
--------------------------
Net income numerator                              $2,031,762         $2,163,710

Weighted average shares outstanding                6,224,125          6,155,280
Effect of diluted securities                         129,654            269,391
                                                  ----------         ----------
Diluted shares outstanding denominator             6,353,779          6,424,671
                                                   ---------          ---------

     Per share amount                                  $0.32              $0.34


NOTE 4 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company ("Crusader"), as its primary reporting segment. Revenues from this segment comprise 84% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                     1999               1998
                                                     ----               ----
Revenues
--------
Insurance company operation                       $8,907,313        $10,694,525

 Other insurance operations                        4,301,613          4,865,373
  Intersegment elimination (1)                    (2,608,329)        (3,082,354)
                                                   ---------          ---------
     Total other insurance operations              1,693,284          1,783,019
                                                   ---------          ---------

      Total Revenues                             $10,600,597        $12,477,544
                                                  ==========         ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                       $2,952,107         $2,768,542
Other insurance operations                           (42,479)           356,919
                                                   ---------          ---------
     Total Income Before Income Taxes             $2,909,628         $3,125,463
                                                   =========          =========

Assets
------
Insurance company operation                     $105,239,708       $ 98,042,859
Intersegment eliminations (2)                       (210,274)        (1,503,878)
                                                 -----------         ----------
     Total insurance company operation           105,029,434         96,538,981

Other insurance operations                        18,739,840         20,205,293
                                                 -----------        -----------
     Total Assets                               $123,769,274       $116,744,274
                                                 ===========        ===========

(1) Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., ("Unifax") a wholly owned subsidiary of the Company.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

(a)  Liquidity and Capital Resources:
------------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 1999, the Company had cash and cash investments of $105,912,443 (at amortized cost) of which $98,563,508 (93%) were investments of Crusader.

As of the quarter ended March 31, 1999, the Company had invested $98,673,898 (at amortized cost) or 93% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $98,673,898 (at amortized cost) include $33,486,161 (34%) of pre-refunded state and municipal tax exempt bonds, $8,597,926 (9%) of U.S. treasury securities, $56,389,811 (57%) of high quality industrial and miscellaneous bonds, and $200,000 of certificates of deposit. The tax exempt interest income earned for the three months ended March 31, 1999 and 1998 was $407,965 and $446,747, respectively.

The balance of the Company's investments are in equity securities and high-quality, short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investment policy limits investments in any one company to $1,500,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company also limits its holdings of equity securities to no greater than five percent of stockholders' equity. All of the Company's investments are high-grade investment quality; all state and municipal tax-exempt fixed maturity investments are pre-refunded issues, and all certificates of deposits are FDIC insured.

On March 12, 1999, the Board of Directors declared a twenty-five cents ($0.25) per share cash dividend payable on July 15, 1999, to shareholders of record at the close of business on July 1, 1999.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,816,380, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

YEAR 2000
--------
The Company has initiated a review of all computer programs to ensure that all computer systems will function properly with respect to dates in the year 2000 and thereafter. The Year 2000 issue is the result of computer programs being written utilizing two digits rather than four digits to define a year. Any computer programs which have date sensitive software utilizing a two digit year would recognize a year of "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. The Company has assessed its Year 2000 issues and has made and tested the necessary modifications to its computer system. The project to review and correct all programs was completed and tested at December 31, 1998, prior to any anticipated impact on its operating systems. The

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------

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


(b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the three months ended March 31, 1999, to the three months ended March 31, 1998, unless otherwise indicated.

The Company's net income for the quarter ended March 31, 1999, decreased $131,948 (6%) to $2,031,762 compared to $2,163,710 for the quarter ended March 31, 1999. Revenues for the quarter ended March 31, 1999, decreased $1,876,947 (15%) to $10,600,597 compared to $12,477,544 for the quarter ended March 31, 1998.

PREMIUM EARNED before reinsurance decreased $1,646,486 (16%) to $8,908,324 for the quarter ended March 31, 1999, compared to $10,554,810 for the quarter ended March 31, 1998. In 1998, the Company changed its marketing strategy in the states of Washington and Oregon by discontinuing marketing through an exclusive agent in those states and commenced marketing directly to all retail agents and brokers. This change resulted in a decrease of $1,224,602, or 74% of the total decrease in earned premium. The Company anticipates that the long-term results of this change will be increased revenues with reduced acquisition expense and less dependence on any one large producer. In addition, intense price competition adversely affected the premium written and earned in all states in which the Company does business. Although the Company attempts to be competitive on price, it believes that maintaining adequate rates and a favorable loss ratio is a better business strategy than increasing premium writings at inadequate rates. The Company cannot determine how long this "soft market" condition will continue.

Premium written before reinsurance decreased $1,587,846 (15%) to $8,725,897 for the quarter ended March 31, 1999, compared to the three months ended March 31, 1998. The decrease in written premium in Oregon and Washington accounted for $1,371,777 (86%) of this decrease. Crusader's written premium by state is as follows:

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------
                            Three Months Ended March 31
                            ---------------------------               Increase
State                       1999                   1998              (Decrease)
-----                       ----                   ----              ----------

California               $7,406,664             $7,887,528            $(480,864)
Pennsylvania                282,302                 82,477              199,825
Arizona                     270,517                358,690              (88,173)
Washington                  263,878              1,172,332             (908,454)
Oregon                      220,824                684,147             (463,323)
Ohio                        120,570                113,396                7,174
Montana                      87,032                      -               87,032
Texas                        58,846                      -               58,846
Kentucky                     14,123                      -               14,123
Nevada                        1,141                 15,173              (14,032)
                          ---------             ----------            ---------
  Total                  $8,725,897            $10,313,743          $(1,587,846)
                          =========             ==========            =========


INVESTMENT INCOME, excluding realized investment losses, increased $122,381 (9%) to $1,481,259 for the quarter ended March 31, 1999, compared to $1,358,878 for the quarter ended March 31, 1998. This increase was primarily due to an 8% increase (at amortized cost) in invested assets.

COMMISSION AND FEE INCOME decreased $76,824 (5%) to $1,392,421 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. This decrease consisted of the following:

       Health and life insurance program                               $104,381
       Daily automobile rental insurance program                         12,868
       Service fee income                                              (107,982)
       Workers' compensation program                                    (86,091)
                                                                        -------
          Net decrease in commission and fee income                    $(76,824)
                                                                        =======

The decrease in the service fee income for the three months ended March 31, 1999, was primarily related to the decrease in written premium.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 45% of net premium earned for the quarter ended March 31, 1999, compared to 51% of net premium earned for the quarter ended March 31, 1998. This decrease was primarily due to the favorable development of prior period losses.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are directly or indirectly related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 30% of net premium earned for the three months ended March 31, 1999, compared to 28% for the three months ended March 31, 1998.

SALARIES AND EMPLOYEE BENEFITS increased $66,201 (6%) to $1,115,822 for the quarter ended March 31, 1999, compared to $1,049,621 for the quarter ended March 31, 1998.

COMMISSIONS TO AGENTS/BORKERS increased $73,075 (30%) to $318,002 in the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, primarily due to the related revenue increases in the health and life program.

OTHER OPERATING EXPENSES increased $31,126 (5%) during the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998.

The effect of inflation on net income of the Company during the three months ended March 31, 1999, and 1998 was not significant.

Forward looking statements
--------------------------
Information contained in this discussion, other than historical information, are considered "forward looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward looking statements are disclosed in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission. Further, the statements herein concerning the effects of the Company's stated expectation as to the long-term results of marketing in the states of Washington and Oregon directly to retail agents and brokers rather than through the Company's former general agent are forward looking statements which involve risks and uncertainties that could cause actual results to differ materially from these forward looking statements. With respect to the statement concerning the effects of the change in marketing in the states of Washington and Oregon, factors which would cause the actual results to differ materially include the Company's ability to effectively market to retail agents and brokers in those states, the willingness of the retail agents and brokers in those states to deal directly with the Company, and general economic conditions and competition in those states.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                                                 March 31           December 31         Increase
                                                                   1999                 1998           (Decrease)
                                                                   ----                 ----            --------
Fixed maturity bonds (at amortized value)                      $98,473,898          $96,158,812        $2,315,086
Short-term cash investments (at cost)                            6,110,286            6,573,862          (463,576)
Equity securities (at cost)                                        782,249              503,503           278,746
Certificates of deposit (over 1 year, at cost)                     200,000              200,000                 -
                                                               -----------          -----------         ---------
   Total invested assets                                      $105,566,433         $103,436,177        $2,130,256
                                                               ===========          ===========         =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.



PART II - OTHER INFORMATION



ITEM 2 - CHANGES IN SECURITIES
------------------------------

(c) During the quarter ended March 31, 1999, the Company issued 1,300 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to one employee of the Company. These shares were issued in exchange for 355 shares of common stock and $23.75 of cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4 (2) thereof, as transactions not involving a public offering.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits:
      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K:
      None

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.

                                             UNICO AMERICAN CORPORATION



Date:   May  13, 1999     By:  /s/ Erwin Cheldin
                               -----------------
                               Erwin Cheldin
                               Chairman of the Board, President and Chief
                               Executive Officer, (Principal Executive Officer)



Date:   May  13, 1999     By:  /s/ LESTER A. AARON
                               --------------------
                               Lester A. Aaron
                               Treasurer, Chief Financial Officer, (Principal
                               Accounting and Principal Financial Officer)