Form 10-Q
period 1999-06-30
UNICO AMERICAN CORP
filed 1999-08-12
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period from April 1, 1999 to June 30, 1999 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Ace of 1934

     For the transition period from __________to__________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    6,304,953
       Number of shares of common stock outstanding as of August 10, 1999

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             June 30              December 31
                                                                                               1999                   1998
                                                                                               ----                   ----
                                                           ASSETS
                                                           ------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  June 30,
         1999  $97,727,132;  December 31, 1998  $96,358,812)                                $97,802,573            $99,472,720

      Equity securities at market (cost: June 30, 1999
         $164,170;  December 31, 1998  $503,503)                                               118,500                481,500
   Short-term investments, at cost                                                           7,447,939              6,573,862
                                                                                           -----------            -----------
      Total Investments                                                                    105,369,012            106,528,082
Cash                                                                                            99,006                277,544
Accrued investment income                                                                    2,006,990              2,022,197
Premiums and notes receivable, net                                                           5,925,318              5,922,716
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    150,154                146,205

   Unpaid losses and loss adjustment expenses                                                2,344,516              1,139,713
Prepaid reinsurance premiums                                                                    26,740                 19,452
Deferred policy acquisition costs                                                            4,537,635              4,665,772
Property and equipment (net of accumulated depreciation)                                       175,910                205,369
Deferred income taxes                                                                          843,704                208,976

Other assets                                                                                   359,162                581,617
                                                                                           -----------            -----------
     Total Assets                                                                         $121,838,147           $121,717,643
                                                                                           ===========            ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $39,409,888            $41,513,945
Unearned premiums                                                                           17,680,242             18,136,895
Advance premium and premium deposits                                                         2,486,461              2,329,356
Accrued expenses and other liabilities                                                       6,402,784              5,418,459
Income taxes payable                                                                                 -                150,906
Dividends payable                                                                            1,576,238                      -
                                                                                            ----------             ----------
    Total Liabilities                                                                      $67,555,613            $67,549,561
                                                                                            ----------             ----------

STOCKHOLDERS'  EQUITY
---------------------
Common stock,  no par - authorized  10,000,000  shares;  issued and  outstanding shares 6,304,953 at June 30, 1999, and 6,223,424 at
   at December 31, 1998                                                                      $3,098,389            $2,895,702
Accumulated other comprehensive income                                                           19,649             1,998,536
Retained earnings                                                                            51,164,496            49,273,844
                                                                                             ----------            ----------
  Total Stockholders' Equity                                                                $54,282,534           $54,168,082
                                                                                             ----------            ----------

  Total Liabilities and Stockholders' Equity                                               $121,838,147          $121,717,643
                                                                                            ===========           ===========



           See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months Ended                        Six Months Ended
                                                                         June 30                                  June 30
                                                                         -------                                  -------
                                                                  1999              1998                   1999             1998
                                                                  ----              ----                   ----             ----

REVENUES
--------
Insurance Company Revenues
     Premium earned                                           $8,741,566        $10,415,497          $17,649,890        $20,970,307
     Premium ceded                                             1,799,361          1,600,108            3,216,157          2,771,136
                                                               ---------       ------------            ---------        -----------
          Net premium earned                                   6,942,205          8,815,389           14,433,733         18,199,171
     Net investment income                                     1,401,370          1,350,677            2,817,780          2,660,462
     Net realized investment gains                                59,785             16,230               59,160             16,230
     Other income                                                    372                105                  372              1,063
                                                               ---------         ----------           ----------         ----------
          Total Insurance Company Revenues                     8,403,732         10,182,401           17,311,045         20,876,926

Other Revenues from Insurance Operations
     Gross commissions and fees                                1,380,282          1,316,134            2,772,703          2,785,379
     Investment income                                            74,361             54,520              139,210            103,613
     Finance charges and late fees earned                        227,977            254,765              460,867            517,918
     Other income                                                  5,515              3,601                8,639              5,129
                                                              ----------         ----------           ----------         ----------
          Total Revenues                                      10,091,867         11,811,421           20,692,464         24,288,965
                                                              ----------         ----------           ----------         ----------

EXPENSES
--------
Losses and loss adjustment expenses                            4,098,349          4,394,980            7,478,151          9,194,681
Policy acquisition costs                                       2,056,422          2,396,532            4,273,913          5,025,638
Salaries and employee benefits                                 1,022,049            992,116            2,137,871          2,041,737
Commissions to agents/brokers                                    322,645            235,611              640,647            480,538
Other operating expenses                                         619,024            501,145            1,278,876          1,129,871
                                                               ---------          ---------           ----------         ----------
     Total Expenses                                            8,118,489          8,520,384           15,809,458         17,872,465
                                                               ---------          ---------           ----------         ----------

     Income Before Taxes                                       1,973,378          3,291,037            4,883,006          6,416,500
Income Tax Provision                                             538,250          1,106,927            1,416,116          2,068,680
                                                               ---------          ---------            ---------          ---------
     Net Income                                               $1,435,128         $2,184,110           $3,466,890         $4,347,820
                                                               =========          =========            =========          =========



PER SHARE DATA
Basic Shares Outstanding                                       6,238,243          6,179,592           6,231,184          6,167,441
Basic Earnings Per Share                                           $0.23              $0.35               $0.56              $0.70
Diluted Shares Outstanding                                     6,355,999          6,440,927           6,354,889          6,432,800
Diluted Earnings Per Share                                         $0.23              $0.34               $0.55              $0.68


            See notes to unaudited consolidated financial statements

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30                               June 30
                                                                         -------                               -------
                                                                 1999               1998                1999              1998
                                                                 ----               ----                ----              ----

Net income                                                    $1,435,128         $2,184,110          $3,466,890         $4,347,820
Other changes in comprehensive income
   net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                       (967,094)           150,256          (1,958,790)            74,019
     Less: reclassification adjustment for
        gains (losses) included in net income                   (106,432)            10,712             (20,097)            10,712
                                                                 -------          ---------           ---------          ---------
            Comprehensive Income                                $361,602         $2,345,078          $1,488,003         $4,432,551
                                                                 =======          =========           =========          =========




            See notes to unaudited consolidated financial statements

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                            1999                 1998
                                                                                            ----                 ----
Cash Flows from Operating Activities:
   Net Income                                                                           $3,466,890           $4,347,820
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                         37,524               49,396
      Bond amortization, net                                                               366,442              324,269
      Net realized (gain) on sale of securities                                            (59,160)             (16,230)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                       12,605            1,230,779
      Reinsurance recoverable                                                           (1,208,752)            (554,729)
      Prepaid reinsurance premiums                                                          (7,288)             923,374
      Deferred policy acquisitions costs                                                   128,137             (192,580)
      Other assets                                                                         222,454              315,144
      Reserve for unpaid losses and loss adjustment expenses                            (2,104,057)             665,448
      Unearned premium reserve                                                            (456,653)          (1,417,053)
      Funds held as security and advanced premiums                                         157,105              (70,724)
      Accrued expenses and other liabilities                                             1,001,561            1,511,008
      Income taxes current/deferred                                                        280,379              570,933
                                                                                         ---------            ---------
          Net Cash Provided from Operations                                              1,837,187            7,686,855
                                                                                         ---------            ---------

Investing Activities
     Purchase of fixed maturity investments                                             (8,036,900)         (14,376,864)
     Proceeds from maturity of fixed maturity investments                                6,285,500            6,774,600
     Purchase of equity securities - cost                                               (3,243,078)                   -
     Proceeds from sale of equity securities                                             3,641,571              246,690
     Net (decrease) in short-term investments                                             (857,440)            (200,749)
     Additions to property and equipment                                                    (8,065)             (51,803)
                                                                                         ---------            ---------
          Net Cash (Used) by Investing Activities                                       (2,218,412)          (7,608,126)
                                                                                         ---------            ---------

Financing Activities
     Proceeds from issuance of common stock                                                202,687               48,894
                                                                                           -------               ------
          Net Cash Provided  by Financing Activities                                       202,687               48,894
                                                                                           -------               ------

Net increase (decrease) in cash                                                           (178,538)             127,623
Cash at beginning of period                                                                277,544               55,768
                                                                                           -------             --------
          Cash at End of Period                                                            $99,006             $183,391
                                                                                            ======              =======

Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                          $1,341                 $121
          Income taxes                                                                  $1,175,000           $1,448,336




            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Nature of Business
------------------
Unico American Corporation ("Unico") is an insurance holding company. Unico and its subsidiaries (the "Company"), all of which are wholly owned provides primarily in California, property, casualty, health and life insurance, and related premium financing.

Principles of Consolidation
---------------------------
The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Unico American Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards
------------------------------------
Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, is effective for financial statements beginning after December 15, 1998. SOP 98-1 requires that certain costs of internally developed software be capitalized. There were no costs incurred for software purchase or development in the three and six months ended June 30, 1999, which were required to be capitalized.

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


NOTE 2 - INCENTIVE STOCK OPTION PLAN
------------------------------------
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 1999, 101,415 options were outstanding and all are currently exercisable. During the quarter ended June 30, 1999, options on 91,831 shares of common stock were exercised. There are no additional options available for future grant under the 1985 plan.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 3 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998:

                                                                Three Months Ended                    Six Months Ended
                                                                     June 30                               June 30
                                                                     -------                               -------
                                                               1999             1998                 1999             1998
                                                               ----             ----                 ----             ----
Basic Earnings Per Share
------------------------
Net income numerator                                        $1,435,128       $2,184,110           $3,466,890       $4,347,820
                                                             =========        =========            =========        =========
Weighted average shares outstanding
     denominator                                             6,238,243        6,179,592            6,231,184        6,167,441
                                                             =========        =========            =========        =========

     Basic Earnings Per Share                                    $0.23            $0.35                $0.56            $0.70


Diluted Earnings Per Share
--------------------------
Net income numerator                                        $1,435,128       $2,184,110          $3,466,890        $4,347,820
                                                             =========        =========           =========         =========

Weighted average shares outstanding                          6,238,243        6,179,592           6,231,184         6,167,441
Effect of diluted securities                                   117,756          261,335             123,705           265,359
                                                             ---------        ---------           ---------         ---------
Diluted shares outstanding denominator                       6,355,999        6,440,927           6,354,889         6,432,800
                                                             =========        =========           =========         =========

     Diluted Earnings Per Share                                  $0.23            $0.34               $0.55             $0.68


NOTE 4 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company ("Crusader"), as its primary reporting segment. Revenues from this segment comprise 84% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                              Three Months Ended                      Six Months Ended
                                                                    June 30                                June 30
                                                                    -------                                -------
                                                              1999             1998                 1999             1998
                                                              ----             ----                 ----             ----
Revenues
--------
Insurance company operation                                $8,403,732      $10,182,401           $17,311,045     $20,876,926

Other insurance operations                                  4,218,632        4,388,633             8,520,245       9,254,006
Intersegment elimination (1)                               (2,530,497       (2,759,613)           (5,138,826)     (5,841,967)
                                                            ---------        ----------            ----------      ----------
   Total other insurance operations                         1,688,135        1,629,020             3,381,419       3,412,039
                                                            ---------        ---------             ---------       ---------

     Total Revenues                                       $10,091,867      $11,811,421           $20,692,464     $24,288,965
                                                           ==========       ==========            ==========      ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                                $1,778,058       $2,841,095            $4,730,165      $5,609,637
Other insurance operations                                    195,320          449,942               152,841         806,863
                                                           ----------       ----------            ----------      ----------
   Total Income Before Income Taxes                        $1,973,378       $3,291,037            $4,883,006      $6,416,500
                                                            =========        =========             =========       =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 4 - SEGMENT REPORTING (continued)
-------------------------------------

                                                                Three Months Ended                      Six Months Ended
                                                                     June 30                                June 30
                                                                     -------                                -------
                                                              1999               1998               1999               1998
                                                              ----               ----               ----               ----
Assets
------
Insurance company operation                              $102,617,974       $100,844,256        $102,617,974      $100,844,256
Intersegment eliminations (2)                                (411,462)          (452,062)           (411,462)         (452,062)
                                                          -----------        -----------         -----------       -----------
     Total insurance company operation                    102,206,512        100,392,194         102,206,512       100,392,194


Other insurance operations                                 19,631,635         18,739,840          19,631,635        18,739,840
                                                           ----------         ----------          ----------        ----------

     Total Assets                                        $121,838,147       $119,132,034        $121,838,147      $119,132,034
                                                          ===========        ===========         ===========       ===========


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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 1999, the Company had cash and investments of $105,438,247 (at amortized cost) of which $97,677,727 (93%) were investments of Crusader.

As of the quarter ended June 30, 1999, the Company had invested $97,727,132 (at amortized cost) or 93% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $97,727,132 (at amortized cost) include $28,573,601 (29%) of pre-refunded state and municipal tax exempt bonds, $8,584,553 (9%) of U.S. treasury securities, $60,368,978 (62%) of high-quality industrial and miscellaneous bonds, and $200,000 of certificates of deposit. The tax exempt interest income earned for the three and six months ended June 30, 1999, was $370,326 and $778,291, respectively. The tax exempt interest income earned for the three and six months ended June 30, 1998, was $419,206 and $865,953, respectively.

The balance of the Company's investments are in equity securities and high-quality, short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------
The Company's investment policy limits investments in any one issuer to $2,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company also limits its holdings of equity securities to no greater than five percent of stockholders' equity. All of the Company's investments are high-grade investment quality; all state and municipal tax exempt fixed maturity investments are pre-refunded issues, and all certificates of deposits are FDIC insured.

On March 12, 1999, the Board of Directors declared a twenty-five cents ($0.25) per share cash dividend payable on July 15, 1999, to shareholders of record at the close of business on July 1, 1999.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $3,030,640, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

State of Washington Regulatory Proceeding
-----------------------------------------
In August 1999, the Insurance Commissioner of the State of Washington announced that she would seek to suspend Crusader's Certificate of Authority to do business in the State of Washington for a period of 120 days, impose a $307,000 fine, and seek repayment of policy service fees to Washington policyholders. The Insurance Commissioner alleges that a service fee of $250 per policy, which was charged by a Washington agent, is premium and subject to rate filing requirements and premium taxes. The Company does not believe it has done anything improper and intends to defend vigorously these charges and does not believe that the outcome of this matter will have a material adverse effect on its financial statements. The foregoing statement is a forward looking statement which involves risks and uncertainties and actual results may differ if, in fact, the Insurance Commissioner would prevail on all requests at the administrative hearing and the administrative judge's decision were upheld in the court proceedings following such a decision.

Year 2000
---------
The Company initiated a review of all computer programs to ensure that all computer systems will function properly with respect to dates in the year 2000 and thereafter. The Year 2000 issue is the result of computer programs being written utilizing two digits rather than four digits to define a year. Any computer programs which have date sensitive software utilizing a two digit year would recognize a year of "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. The Company has assessed its Year 2000 issues and has made and tested the necessary modifications to its computer system. The project to review and correct all programs was completed and tested at December 31, 1998, prior to any anticipated impact on its operating systems. The cost of the project has been charged to current operations as incurred and did not have a material effect on the Company's results of operations or financial position.

Crusader anticipates that any claims from its policyholders due to Year 2000 events will not be material. Any business interruption losses resulting from Year 2000 events, which Crusader policyholders may incur, would not be covered unless such events also caused physical damage to the insured's property, which the Company believes is not a material exposure.

The Company does business with thousands of licensed agents and brokers and does not anticipate it would be materially adversely affected if some of them are temporarily unable to function due to Year 2000 problems. The Company has requested and received information from its bank and reinsurers as to their Year 2000 readiness. Based on the information received to date, the Company believes that it will not be materially adversely affected by its bank or its reinsurers. Due to the nature of the Company's business, it is not dependent on any specific suppliers and, therefore, does not expect to be adversely materially affected by them.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------
Due to the unusual nature of the problem and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. As stated above, the Company does not anticipate it will be adversely materially affected by Year 2000 events from its internal operations or from others with whom the Company directly or indirectly does business. However, other events such as general public infrastructure failures may adversely materially affect the Company's ability to operate during such failures. The Company has no formal contingency plans for Year 2000.

There are no material commitments for capital expenditures as of the date of this report.


 (b)  Results of Operations:
----------------------------
All comparisons made in this discussion are comparing the three and six months ended June 30, 1999, to the three and six months ended June 30, 1998, unless otherwise indicated.

The Company's net income decreased $748,982 (34%) to $1,435,128 for the three months and $880,930 (20%) to $3,466,890 for the six months ended June 30, 1999, compared to net income of $2,184,110 for the three months and $4,347,820 for the six months ended June 30, 1998. Total revenues decreased $1,719,554 (15%) for the three months and $3,596,501 (15%) for the six months ended June 30, 1999, when compared to the three and six months ended June 30, 1998.

Premium earned before reinsurance decreased $1,673,931 (16%) to $8,741,566 for the three months and $3,320,417 (16%) to $17,649,890 for the six months ended June 30, 1999, compared to the three and six months ended June 30, 1998. In 1998, the Company changed its marketing strategy in the states of Washington and Oregon by discontinuing marketing through an exclusive agent in those states and commenced marketing directly to all retail agents and brokers. The Company anticipates that the long-term results of this change will be increased revenues with reduced acquisition expense and less dependence on any one large producer. In addition, intense price competition adversely affected the premium written and earned in all states in which the Company does business. Although the Company attempts to be competitive on price, it believes that maintaining adequate rates and a favorable loss ratio is a better business strategy than increasing premium writings at inadequate rates. The Company cannot determine how long this "soft market" condition will continue.

Premium ceded increased $199,253 (12%) to $1,799,361 for the three months and $445,021 (16%) to $3,216,157 for the six months ended June 30, 1999, compared to the three and six months ended June 30, 1998. Ceded premiums increased due to higher than anticipated loss experience on the Company's provisionally rated reinsurance contract. Premium ceded under this contract, which was canceled on a run off basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded is as follows:


                                                                               Three months       Six months
                                                                                  ended             ended
                                                                              June 30, 1999     June 30, 1999
                                                                              -------------     -------------
      (Decrease) in ceded premium (excluding provisionally
        rated premium ceded)                                                    $(170,194)        $(354,899)
      Increase in provisionally  rated  premium ceded                             369,447           799,920
                                                                                  -------           -------
       Net increase in ceded premium                                             $199,253          $445,021
                                                                                  =======           =======


Premium written before reinsurance decreased $772,169 (8%) to $8,467,342 for the three months and decreased $2,360,015 (12%) to $17,193,239 for the six months ended June 30, 1999, compared to the three and six months ended June 30, 1998. The decrease in written premium in Oregon and Washington accounted for $204,819 (27%) of this decrease in the three months and $1,576,596 (67%) in the six months ended June 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------

Crusader's written premium by state is as follows:

                                  Three Months Ended June 30                            Six Months Ended June 30
                                  --------------------------                            ------------------------
                               1999            1998         Increase              1999             1998         Increase
                               ----            ----        (Decrease)             ----             ----        (Decrease)
                                                            --------                                            --------

 California                $7,385,752      $8,158,226      $(772,474)        $14,792,416      $16,045,754     $(1,253,338)
 Arizona                      290,930         323,565        (32,635)            561,447          682,255        (120,808)
 Washington                   197,462         279,548        (82,086)            461,340        1,451,880        (990,540)
 Oregon                       168,803         291,536       (122,733)            389,627          975,683        (586,056)
 Montana                      130,659               0        130,659             217,691                0         217,691
 Pennsylvania                 128,164          62,178         65,986             410,466          144,655         265,811
 Ohio                         126,479         115,059         11,420             247,049          228,455          18,594
 Texas                         16,889               0         16,889              75,735                0          75,735
 Kentucky                      13,893           5,578          8,315              28,016            5,578          22,438
 Nevada                         8,311           3,821          4,490               9,452           18,994          (9,542)
                            ---------       ---------        -------          ----------       ----------       ----------
      Total                $8,467,342      $9,239,511      $(772,169)        $17,193,239      $19,553,254     $(2,360,015)
                            =========       =========        ========         ==========       ==========       ==========

Net investment income, excluding realized investment gains, increased $70,534 (5%) to $1,475,731 for the three months and $192,915 (7%) to $2,956,990 for the six months ended June 30, 1999, compared to investment income of $1,405,197 for the three months and $2,764,075 for the six months ended June 30, 1998. This increase was primarily due to a 9% increase (at amortized cost) in invested assets.

Gross commission and fee income increased $64,148 (5%) to $1,380,282 for the three months and decreased $12,676 (0.5%) to $2,772,203 for the six months ended June 30, 1999, compared to the three and six months ended June 30, 1998. The increase for the three months and decrease for the six months consisted of the following:

                                                                             Three months ended         Six months ended
                                                                                June 30, 1999             June 30, 1999
                                                                                -------------             -------------
     Health and life insurance program                                            $127,770                  $232,151

     Daily automobile rental insurance program                                       8,404                    21,272
     Commercial automobile insurance program                                          (599)                    4,144
     Workers' compensation program                                                 (13,063)                  (99,154)
     Service fee income                                                            (58,364)                 (171,089)
                                                                                    ------                   -------
     Net increase (decrease) in commission and fee income                          $64,148                  $(12,676)
                                                                                    ======                   ========

Health and life insurance commission and fee income increased primarily as a result of an increase in the sales of small business group accounts for CIGNA and an increase in the number of small business group accounts administered by the Company for CIGNA.

The decrease in service fee income is primarily related to the decrease in the number of policies written by Unifax for Crusader.

Losses and loss adjustment expenses were 59% of net premium earned for the three months and 52% for the six months ended June 30, 1999, compared to 50% of net premium earned for the three months and 51% for the six months ended June 30, 1998. The increased loss ratio in the quarter ended June 30, 1999, occurred due to reduced favorable development of prior period reserves on Crusader's commercial multiple peril line of business. The reduced favorable development resulted from higher prior period losses incurred in the quarter ended June 30, 1999, than had been experienced in the comparable 1998 period.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 30% of net premium earned for the three months and 30% of net premium earned for the six months ended June 30, 1999, compared to 27% of net premium earned for the three months and 28% of net premium earned for six months ended June 30, 1998.

ITEM 2-MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------
Salaries and employee benefits increased $29,933 (3%) to $1,022,049 for the three months and increased $96,134 (5%) to $2,137,871 for the six months ended June 30, 1999, compared to salary and employee benefits of $992,116 for the three months and $2,041,737 for the six months ended June 30, 1998.

Commissions to agents/brokers increased $87,034 (37%) to $322,645 for the three months and increased $160,109 (33%) to $640,647 for the six months ended June 30, 1999, compared to the three and six months ended June 30, 1998. The increase is primarily due to related increases in revenue in the health and life program and the daily automobile rental program.

Other operating expenses increased $117,879 (24%) for the three months and $149,005 (13%) for the six months ended June 30, 1999, compared to the three and six months ended June 30, 1998. This increase was primarily due to the fact that the June 30, 1998, quarter included a $255,000 interest expense credit resulting from a settlement of federal income tax issues which were under appeal. This amount was offset in that quarter by insurance department examination fees of $87,477 which consisted primarily of cost related to Crusader's regular tri-annual examination.

The effect of inflation on net income of the Company during the three and six months ended June 30, 1999, and 1998 was not significant.

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

The Company's invested assets consist of the following:

                                                                 June 30            December 31          Increase
                                                                  1999                  1998            (Decrease)
                                                                  ----                  ----             --------
Fixed maturity bonds (at amortized value)                      $97,527,132          $96,158,812        $1,368,320
Short-term cash investments (at cost)                            7,447,939            6,573,862           874,077
Equity securities (at cost)                                        164,170              503,503          (339,333)
Certificates of deposit (over 1 year, at cost)                     200,000              200,000                 -
                                                               -----------          -----------         ---------
     Total invested assets                                    $105,339,241         $103,436,177        $1,903,064
                                                               ===========          ===========         =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
(c) During the quarter ended June 30, 1999, the Company issued an aggregate of 91,831 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to an aggregate of three employees of the Company. Of these shares, 58,497 shares were issued in exchange for $202,656.19 in cash and 33,334 shares were issued in exchange for 11,247 shares of common stock and $6.81 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On June 4, 1999, the Company held its Annual Meeting of Stockholders.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.

(c) At the meeting, the following persons were elected by the vote indicated) as directors to serve until the next meeting of shareholders and until their successors are duly elected and qualified. There were 24,100 abstentions and no broker non-votes.

Name                                For                      Against or Withheld
----                             ---------                   -------------------
Erwin Cheldin                    5,314,362                         25,236
Lester A. Aaron                  5,313,562                         25,236
Cary L. Cheldin                  5,305,708                         25,236
George C. Gilpatrick             5,305,708                         25,236
Roger H. Platten                 5,305,358                         25,236
David A. Lewis                   5,311,596                         25,236
David E. Driscoll                5,311,596                         25,236

At the meeting, the proposal adopting the 1999 Omnibus Stock Plan covering 500,000 shares of the Company's common stock was approved. There were 3,979,074 votes for the plan, 612,553 votes against the plan, 18,860 abstentions, and 734,291 broker non-votes.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits:
-------------------------------------------------------
      Exhibit 27 - Financial Data Schedule.

(b)   Reports on Form 8-K:
      None.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.


                           UNICO AMERICAN CORPORATION



Date:   August  11, 1999  By:   /s/ERWIN CHELDIN
                                ----------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   August  11, 1999  By:   /s/LESTER A. AARON
                                ------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)