Form 10-Q
period 1999-09-30
UNICO AMERICAN CORP
filed 1999-11-12
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period from July 1, 1999 to September 30, 1999 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from__________to__________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                    6,304,965
       Number of shares of common stock outstanding as of November 8, 1999

                                              PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          September 30           December 31
                                                                                               1999                  1998
                                                                                               ----                  ----
                                                           ASSETS
                                                           ------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost: September 30,
         1999, $99,311,652;  December 31, 1998, $96,358,812)                              $98,854,061            $99,472,720

      Equity securities at market (cost: September 30, 1999,
         $164,170;  December 31, 1998, $503,503)                                               85,500                481,500
   Short-term investments, at cost                                                          4,714,151              6,573,862
                                                                                          -----------            -----------
      Total Investments                                                                   103,653,712            106,528,082
Cash                                                                                          184,321                277,544
Accrued investment income                                                                   1,885,124              2,022,197
Premiums and notes receivable, net                                                          5,997,772              5,922,716
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                   211,108                146,205

   Unpaid losses and loss adjustment expenses                                               2,502,152              1,139,713
Prepaid reinsurance premiums                                                                   32,716                 19,452
Deferred policy acquisition costs                                                           4,493,256              4,665,772
Property and equipment (net of accumulated depreciation)                                      167,133                205,369
Deferred income taxes                                                                       1,051,241                208,976

Other assets                                                                                  399,964                581,617
                                                                                          -----------            -----------
     Total Assets                                                                        $120,578,499           $121,717,643
                                                                                          ===========            ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                $38,973,507            $41,513,945
Unearned premiums                                                                          17,346,798             18,136,895
Advance premium and premium deposits                                                        2,450,626              2,329,356
Accrued expenses and other liabilities                                                      6,840,974              5,418,459
Income taxes payable                                                                                -                150,906
                                                                                           ----------             ----------
    Total Liabilities                                                                     $65,611,905            $67,549,561
                                                                                           ----------             ----------

STOCKHOLDERS'  EQUITY
---------------------
Common stock,  no par - authorized  10,000,000  shares;  issued and  outstanding shares 6,304,953 at September 30, 1999, and
   6,223,424 at December 31, 1998                                                           $3,098,389            $2,895,702
Accumulated other comprehensive income (loss)                                                 (353,933)            1,998,536
Retained earnings                                                                           52,222,138            49,273,844
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $54,966,594           $54,168,082
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $120,578,499          $121,717,643
                                                                                           ===========           ===========







            See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30                           September 30
                                                                      ------------                           ------------
                                                                 1999             1998                  1999               1998
                                                                 ----             ----                  ----               ----

REVENUES
--------
Insurance Company Revenues
     Premium earned                                          $8,606,924        $10,048,497         $26,256,814         $31,018,804
     Premium ceded                                            2,265,845          1,537,040           5,482,002           4,308,176
                                                              ---------         ----------          ----------          ----------
          Net premium earned                                  6,341,079          8,511,457          20,774,812          26,710,628
     Net investment income                                    1,439,237          1,385,234           4,257,017           4,045,696
     Net realized investment gains                                5,633            124,939              64,793             141,169
     Other income                                                   256                 75                 628               1,138
                                                              ---------         ----------          ----------          ----------
          Total Insurance Company Revenues                    7,786,205         10,021,705          25,097,250          30,898,631

Other Revenues from Insurance Operations
     Gross commissions and fees                               1,462,969          1,456,945           4,235,672           4,242,324
     Investment income                                           63,434             63,173             202,644             166,786
     Finance charges and late fees earned                       229,492            261,475             690,359             779,393
     Other income                                                 1,528                875              10,167               6,004
                                                              ---------         ----------          ----------          ----------
          Total Revenues                                      9,543,628         11,804,173          30,236,092          36,093,138
                                                              ---------         ----------          ----------          ----------

EXPENSES
--------
Losses and loss adjustment expenses                           3,972,201          4,372,848          11,450,352          13,567,529
Policy acquisition costs                                      2,062,228          2,286,373           6,336,141           7,312,011
Salaries and employee benefits                                1,097,561          1,046,831           3,235,432           3,088,568
Commissions to agents/brokers                                   327,904            275,964             968,551             756,502
Other operating expenses                                        610,538            645,148           1,889,414           1,775,019
                                                              ---------          ---------          ----------          ----------
     Total Expenses                                           8,070,432          8,627,164          23,879,890          26,499,629
                                                              ---------          ---------          ----------          ----------

     Income Before Taxes                                      1,473,196          3,177,009           6,356,202           9,593,509
Income Tax Provision                                            415,554            997,213           1,831,670           3,065,893
                                                              ---------          ---------           ---------           ---------
     Net Income                                              $1,057,642         $2,179,796          $4,524,532          $6,527,616
                                                              =========          =========           =========           =========



PER SHARE DATA
Basic Shares Outstanding                                      6,304,953          6,220,753           6,255,774           6,185,212
Basic Earnings Per Share                                          $0.17              $0.35               $0.72               $1.06
Diluted Shares Outstanding                                    6,367,661          6,421,286           6,359,146           6,428,962
Diluted Earnings Per Share                                        $0.17              $0.34               $0.71               $1.02














            See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended                   Nine Months Ended
                                                                      September 30                         September 30
                                                                      ------------                         ------------
                                                                1999                1998              1999               1998
                                                                ----                ----              ----               ----
Net income                                                   $1,057,642         $2,179,796         $4,524,532         $6,527,616
Other changes in comprehensive income
   net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                      (373,582)         1,185,511         (2,332,372)         1,280,954
     Less: reclassification adjustment for
        gains included in net income                                -              (51,980)           (20,097)           (62,692)
                                                                -------          ---------          ---------          ---------

            Comprehensive Income                               $684,060         $3,313,327         $2,172,063         $7,745,878
                                                                =======          =========          =========          =========





































            See notes to unaudited consolidated financial statements.

                   UNICO AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                           1999                1998
                                                                                           ----                ----
Cash Flows from Operating Activities:
   Net Income                                                                           $4,524,532          $6,527,616
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                         66,048              73,120
      Bond amortization, net                                                               524,756             495,668
      Net realized (gain) on sale of securities                                            (64,793)           (141,169)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                       62,017             908,487
      Reinsurance recoverable                                                           (1,427,342)           (125,955)
      Prepaid reinsurance premiums                                                         (13,264)            930,190
      Deferred policy acquisitions costs                                                   172,516              22,511
      Other assets                                                                         181,653             351,218
      Reserve for unpaid losses and loss adjustment expenses                            (2,540,438)            283,530
      Unearned premium reserve                                                            (790,097)         (2,430,237)
      Funds held as security and advanced premiums                                         121,270             183,608
      Accrued expenses and other liabilities                                             1,439,749           2,111,299
      Income taxes current/deferred                                                        265,292             399,807
                                                                                         ---------           ---------
          Net Cash Provided from Operations                                              2,521,899           9,589,693
                                                                                         ---------           ---------

Investing Activities
     Purchase of fixed maturity investments                                            (11,342,604)        (17,457,379)
     Proceeds from maturity of fixed maturity investments                                7,839,250           7,794,600
     Proceeds from sale of fixed maturity investments                                            -           1,041,250
     Purchase of equity securities - cost                                               (3,758,378)         (3,128,440)
     Proceeds from sale of equity securities                                             4,162,504           1,523,994
     Net increase in short-term investments                                              1,885,470           1,413,644
     Additions to property and equipment                                                   (27,812)            (55,422)
                                                                                         ---------           ---------
          Net Cash (Used) by Investing Activities                                       (1,241,570)         (8,867,753)
                                                                                         ---------           ---------

Financing Activities
     Proceeds from issuance of common stock                                                202,687              48,894
     Dividends paid to shareholders                                                     (1,576,239)           (435,455)
                                                                                         ---------             -------
          Net Cash (Used)  by Financing Activities                                      (1,373,552)           (386,561)
                                                                                         ---------             -------

Net increase (decrease) in cash                                                            (93,223)            335,379
     Cash at beginning of period                                                           277,544              55,768
                                                                                           -------             -------
          Cash at End of Period                                                           $184,321            $391,147
                                                                                           =======             =======

Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                          $1,492                $121
          Income taxes                                                                  $1,725,000          $2,505,000






           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Nature of Business
------------------
Unico American Corporation ("Unico") is an insurance holding company. Unico and its subsidiaries (the "Company"), all of which are wholly owned, provides primarily in California, property, casualty, health and life insurance, and related premium financing.

Principles of Consolidation
---------------------------
The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Unico American Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards
------------------------------------
Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, is effective for financial statements beginning after December 15, 1998. SOP 98-1 requires that certain costs of internally developed software be capitalized. There were no costs incurred for software purchase or development in the three and nine months ended September 30, 1999, which were required to be capitalized.

Statement of Position 97-3 (SOP 97-3), Accounting by Insurance and Other Enterprises for Insurance Related Assessments, is effective for financial statements beginning after December 15, 1998. SOP 97-3 requires that liability for insurance related assessments be recognized when an assessment is probable, the event obligating the assessment has occurred, and the assessment can be reasonably estimated. The adoption of SOP 97-3 has no material effect on the financial statements.


NOTE 2 - INCENTIVE STOCK OPTION PLAN
------------------------------------
The Company's 1985 stock option plan provided for the grant of "incentive stock options" to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 1999, there were 101,415 options outstanding, and all are currently exercisable. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan, which covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. As of September 30, 1999, there were 135,000 options outstanding. None of the options outstanding are currently exercisable.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 3 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998:

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30                          September 30
                                                                   ------------                          ------------
                                                              1999               1998                1999             1998
                                                              ----               ----                ----             ----
Basic Earnings Per Share
------------------------
Net income numerator                                       $1,057,642       $2,179,796           $4,524,532       $6,527,616
                                                            =========        =========            =========        =========
Weighted average shares outstanding
     denominator                                            6,304,953        6,220,753            6,255,774        6,185,212
                                                            =========        =========            =========        =========
     Basic Earnings Per Share                                   $0.17            $0.35                $0.72            $1.06


Diluted Earnings Per Share
--------------------------
Net income numerator                                       $1,057,642       $2,179,796           $4,524,532       $6,527,616
                                                            =========        =========            =========        =========

Weighted average shares outstanding                         6,304,953        6,220,753            6,255,774        6,185,212
Effect of diluted securities                                   62,708          200,533              103,372          243,750
                                                            ---------        ---------            ---------        ---------
Diluted shares outstanding denominator                      6,367,661        6,421,286            6,359,146        6,428,962
                                                            =========        =========            =========        =========
     Diluted Earnings Per Share                                 $0.17            $0.34                $0.71            $1.02

NOTE 4 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company ("Crusader"), as its primary reporting segment. Revenues from this segment comprise 83% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30                          September 30
                                                                 ------------                          ------------
                                                             1999             1998                 1999             1998
                                                             ----             ----                 ----             ----
Revenues
--------
Insurance company operation                               $7,786,205      $10,021,705          $25,097,250      $30,898,631

Other insurance operations                                 4,230,042        4,478,785           12,750,287       13,732,791
Intersegment elimination (1)                              (2,472,619)      (2,696,317)          (7,611,445)      (8,538,284)
                                                           ---------        ---------            ---------        ---------
   Total other insurance operations                        1,757,423        1,782,468            5,138,842        5,194,507
                                                           ---------        ---------            ---------        ---------

     Total Revenues                                       $9,543,628      $11,804,173          $30,236,092      $36,093,138
                                                           =========       ==========           ==========       ==========

Income Before Income Taxes
--------------------------
Insurance company operation                               $1,299,567       $2,918,040           $6,029,732       $8,527,677
Other insurance operations                                   173,629          258,969              326,470        1,065,832
                                                           ---------        ---------            ---------        ---------
   Total Income Before Income Taxes                       $1,473,196       $3,177,009           $6,356,202       $9,593,509
                                                           =========        =========            =========        =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 4 - SEGMENT REPORTING (continued)
--------------------------------------



                                                    As of September 30
                                                    ------------------
                                               1999                   1998
                                               ----                   ----
Assets
------


Insurance company operation                $103,040,819            $103,678,448
Intersegment eliminations (2)                  (334,797)                (24,507)
                                            -----------             -----------
     Total insurance company operation      102,706,022             103,653,941


Other insurance operations                   17,872,477              16,817,492
                                             ----------              ----------

     Total Assets                          $120,578,499            $120,471,433
                                            ===========             ===========


(1) Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., ("Unifax") a wholly owned subsidiary of the Company.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.




ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

(a)  Liquidity and Capital Resources:
-------------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 1999, the Company had cash and investments of $104,374,294 (at amortized cost) of which $97,113,254 (93%) were cash and investments of Crusader.

As of the quarter ended September 30, 1999, the Company had invested $99,311,652 (at amortized cost) or 95% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $99,311,652 (at amortized cost) include $28,198,842 (28%) of pre-refunded state and municipal tax exempt bonds, $10,069,595 (10%) of U.S. treasury securities, $60,843,215
(62%) of high-quality industrial and miscellaneous bonds, and $200,000 of certificates of deposit. The tax exempt interest income earned for the three and nine months ended September 30, 1999, was $345,940 and $1,124,231, respectively. The tax exempt interest income earned for the three and nine months ended September 30, 1998, was $417,366 and $1,283,319, respectively.

The balance of the Company's investments are in equity securities and high-quality, short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------
The Company's investment policy limits investments in any one issuer to $2,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company also limits its holdings of equity securities to no greater than five percent of stockholders' equity. All of the Company's investments are high-grade investment quality. All state and municipal tax exempt fixed maturity investments are pre-refunded issues and all certificates of deposit are FDIC insured.

On July 15, 1999, the Company paid the twenty-five cents ($0.25) per share cash dividend that was declared by the Board of Directors on March 12, 1999, to shareholders of record at the close of business on July 1, 1999.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 1999, net of trust restriction of $2,909,934, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

State of Washington Regulatory Proceeding
-----------------------------------------
In August 1999 the Insurance Commissioner of the State of Washington announced that she would seek to suspend Crusader's Certificate of Authority to do business in the State of Washington for a period of 120 days, impose a $307,000 fine, and seek repayment of policy service fees to Washington policyholders. The Insurance Commissioner alleges that a service fee of $250 per policy, which was charged by a Washington agent, is premium and subject to rate filing requirements and premium taxes. The Company does not believe it has done anything improper and intends to defend vigorously these charges and does not believe that the outcome of this matter will have an adverse material effect on its financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------
Due to the unusual nature of the problem and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. As stated above, the Company does not anticipate it will be adversely materially affected by Year 2000 events from its internal operations or from others with whom the Company directly or indirectly does business. However, other events such as general public infrastructure failures may adversely materially affect the Company's ability to operate during such failures. The Company has no formal contingency plans for Year 2000.

There are no material commitments for capital expenditures as of the date of this report.


(b)  Results of Operations:
---------------------------
All comparisons made in this discussion are comparing the three and nine months ended September 30, 1999, to the three and nine months ended September 30, 1998, unless otherwise indicated.

The Company's net income decreased $1,122,154 (51%) to $1,057,642 for the three months and $2,003,084 (31%) to $4,524,532 for the nine months ended September 30, 1999, compared to net income of $2,179,796 for the three months and $6,527,616 for the nine months ended September 30, 1998. Total revenues decreased $2,260,545 (19%) for the three months and $5,857,046 (16%) for the nine months ended September 30, 1999, when compared to the three and nine months ended September 30, 1998.

Premium earned before reinsurance decreased $1,441,573 (14%) to $8,606,924 for the three months and $4,761,990 (15%) to $26,256,814 for the nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998. In May, 1998, the Company changed its marketing strategy in the states of Washington and Oregon by discontinuing marketing through an exclusive agent in those states and commenced marketing directly to all retail agents and brokers. The Company anticipates that the long-term results of this change will be increased revenues with reduced acquisition expense and less dependence on any one large producer. In addition, intense price competition adversely affected the premium written and earned in all states in which the Company does business. Although the Company attempts to be competitive on price, it believes that maintaining adequate rates and a favorable loss ratio is a better business strategy than increasing premium writings at inadequate rates. The Company cannot determine how long this "soft market" condition will continue.

Premium ceded increased $728,805 (47%) to $2,265,845 for the three months and $1,173,826 (27%) to $5,482,002 for the nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998. Ceded premiums increased due to higher than anticipated loss experience ceded to the Company's provisionally rated reinsurance contract. Premium ceded under this contract, which was canceled on a run off basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded is as follows:

                                                                             Three months ended        Nine months ended
                                                                             September 30, 1999       September 30, 1999
                                                                             ------------------       ------------------
      (Decrease) in ceded premium (excluding provisionally
          rated premium ceded)                                                   $(280,804)                $(635,703)
      Increase in provisionally  rated  premium ceded                            1,009,609                 1,809,529
                                                                                 ---------                 ---------
         Net increase in ceded premium                                            $728,805                $1,173,826
                                                                                   =======                 =========

Premium written before reinsurance decreased $761,834 (8%) to $8,273,478 for the three months and decreased $3,121,849 (11%) to $25,466,717 for the nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998. The decrease in written premium is primarily the result of intense price competition as previously discussed. Written premium in the states of Oregon and Washington increased $126,355 (37%) to $466,665 for the three months and, primarily due to the change in marketing strategy discussed above, decreased $1,450,241 (52%) to $1,317,632 for the nine months ended September 30, 1999, when compared to the three and nine months ended September 30, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

Crusader's written premium by state is as follows:

                                  Three Months Ended September 30                          Nine Months Ended September 30
                                  -------------------------------                          ------------------------------
                               1999            1998           Increase                 1999           1998            Increase
                               ----            ----          (Decrease)                ----           ----           (Decrease)
                                                              --------                                                --------
  California               $7,139,128      $7,882,362       $(743,234)             $21,931,544      $23,928,116     $(1,996,572)
  Arizona                     230,150         293,196         (63,046)                 791,597          975,451        (183,854)
  Washington                  272,990         208,333          64,657                  734,330        1,660,213        (925,883)
  Oregon                      193,675         131,977          61,698                  583,302        1,107,660        (524,358)
  Pennsylvania                 92,189          66,872          25,317                  502,655          213,917         288,738
  Ohio                        156,710         145,995          10,715                  403,759          374,450          29,309
  Montana                     127,943          68,149          59,794                  345,634           68,149         277,485
  Texas                        16,408         133,623        (117,215)                  92,143          133,623         (41,480)
  Kentucky                     35,007          72,705         (37,698)                  63,023           75,893         (12,870)
  Nevada                        9,278          32,100         (22,822)                  18,730           51,094         (32,364)
                            ---------       ---------         -------               ----------       ----------       ---------

       Total               $8,273,478      $9,035,312       $(761,834)             $25,466,717      $28,588,566     $(3,121,849)
                            =========       =========         =======               ==========       ==========       =========

Net investment income, excluding realized investment gains, increased $54,264 (4%) to $1,502,671 for the three months and $247,179 (6%) to $4,459,661 for the nine months ended September 30, 1999, compared to investment income of $1,448,407 for the three months and $4,212,482 for the nine months ended September 30, 1998. This increase was primarily due to a 5% increase (at amortized cost) in bonds and short term invested assets.

Gross commission and fee income increased $6,024 (0.4%) to $1,462,969 for the three months and decreased $6,652 (0.2%) to $4,235,672 for the nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998. The increase for the three months and decrease for the nine months consisted of the following:

                                                                             Three months ended        Nine months ended
                                                                             September 30, 1999       September 30, 1999
                                                                             ------------------       ------------------
     Health and life insurance program                                            $169,455                 $401,606

     Daily automobile rental insurance program                                     (63,399)                 (42,127)
     Commercial automobile insurance program                                           118                    4,262
     Workers' compensation program                                                 (96,482)                (195,636)
     Other commission income                                                        22,153                   22,153
     Service fee income                                                            (25,821)                (196,910)
                                                                                    ------                  -------
         Net increase (decrease) in commission and fee income                       $6,024                  $(6,652)
                                                                                     =====                    =====

Health and life insurance commission and fee income increased primarily as a result of an increase in the sales of small business group accounts for CIGNA, an increase in the number of small business group accounts administered by the Company for CIGNA, and the recognition of a bonus commission of $95,000 from CIGNA in the quarter ended September 30, 1999.

Daily automobile rental insurance program commission and fee income decreased primarily due to the recognition of a contingent commission income of $49,430 in the quarter ended September 30, 1998.

The commercial automobile insurance program book of business was sold to a non-affiliated third party in June 1997. As consideration for the sale, the Company received a percentage of the commission earned for a two year period on policies which were in force at the time of sale. The final payment was received and recognized in the quarter ended September 30, 1999.

Workers' compensation income decreased primarily due to a change in the non-affiliated insurance company which underwrites the workers' compensation policies sold by the Company. This change, which took place in October 1998, resulted in decreased revenues because the new company does not write all the classes of business that were written by the previous company. The Company is currently attempting to increase the classes of business that it is authorized to write.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------
Other commission income represents commission from unaffiliated insurance companies on new programs written by Unifax.

Service fee income decreased primarily due to the related decrease in the number of policies written by Unifax for Crusader.

Losses and loss adjustment expenses were 63% of net premium earned for the three months and 55% for the nine months ended, September 30, 1999 compared to 51% of net premium earned for the three months and 51% for the nine months ended September 30, 1998. The increase in the ratio of losses and loss adjustment expenses to net earned premium for both the three and nine month period in the current year over the prior year was primarily due to the increase in the provisionally rated ceded premium discussed above.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 33% of net premium earned for the three months and 30% of net premium earned for the nine months ended September 30, 1999, compared to 27% of net premium earned for the three months and 27% of net premium earned for nine months ended September 30, 1998. The increase in the ratio of policy acquisition costs to net earned premium for both the three and nine month period in the current year over the prior year was primarily due to the increase in the provisionally rated ceded premium discussed above.


Salaries and employee benefits increased $50,730 (5%) to $1,097,561 for the three months and increased $146,864 (5%) to $3,235,432 for the nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998.

Commissions to agents/brokers increased $51,940 (19%) to $327,904 for the three months and increased $212,049 (28%) to $968,551 for the nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998. The increase is primarily due to commissions paid to agents and brokers related to the increase in revenue from the health and life program.

Other operating expenses decreased $34,610 (5%) for the three months and increased $114,395 (6%) for the nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998. The decrease for the current quarter was primarily due the fact that the quarter ended September 30, 1998 included $45,875 of insurance department examination fees related to Crusader's regular tri-annual examination. The increase for the nine months was primarily due to i) the fact that the nine months ended September 30, 1998 included $134,069 of insurance department examination fees related to Crusader's regular tri-annual examination and ii) the fact that the nine months ended September 30, 1998, quarter included a $240,155 interest expense credit resulting from a settlement of federal income tax issues which had been under appeal

The effect of inflation on net income of the Company during the three and nine months ended September 30, 1999, and 1998 was not significant.

Forward Looking Statements
--------------------------
Information contained in this discussion, other than historical information, is considered "forward looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward looking statements are disclosed in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission. Further, the statements herein concerning the effects of the Company's stated expectations as to the long-term results of marketing in the states of Washington and Oregon directly to retail agents and brokers rather than through the Company's former

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------
general agent and the statement herein concerning the possible outcome of the State of Washington regulatory proceeding are forward looking statements which involve risks and uncertainties that could cause actual results to differ materially from these forward looking statements. With respect to the statement concerning the effects of the change in marketing in the states of Washington and Oregon, factors which would cause the actual results to differ materially include the Company's ability to effectively market to retail agents and brokers in those states, the willingness of the retail agents and brokers in those states to deal directly with the Company, and general economic conditions and competition in those states. With respect to the State of Washington regulatory proceeding, the outcome of the proceeding involves risks and uncertainties and actual results may differ from that anticipated by the Company if, in fact, the Insurance Commissioner prevails on all requests at the administrative hearing and the administrative judge's decision were upheld in the court proceedings following such a decision.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                                              September 30       December 31             Increase
                                                                  1999               1998               (Decrease)
                                                                  ----               ----               ----------
Fixed maturity bonds (at amortized value)                      $99,111,652          $96,158,812        $2,952,840
Short-term cash investments (at cost)                            4,714,151            6,573,862        (1,859,711)
Equity securities (at cost)                                        164,170              503,503          (339,333)
Certificates of deposit (over 1 year, at cost)                     200,000              200,000                 -
                                                               -----------          -----------         ---------

     Total invested assets                                    $104,189,973         $103,436,177          $753,796
                                                               ===========          ===========           =======

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.



PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
(c) On August 26, 1999, the Company granted to 17 employees incentive stock options covering an aggregate of 135,000 shares of its common stock exercisable at $9.25 per share. These options expire ten years from the date of the grant and are not exercisable prior to September 1, 2000. Options covering 10,000 or less shares become exercisable at the rate of 2,500 shares per year commencing September 1, 2000; and options covering more than 10,000 shares become exercisable at the rate of 5,000 shares per year commencing September 1, 2000. All of these options were granted to employees having the title of manager or higher. Each person who was granted an option represented that he or she was acquiring the option, and any shares issuable upon exercise thereof, for investment and without a view to distribution or resale in violation of the Securities Act of 1933, as amended. These options were granted in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) thereof, as transactions not involving a public offering.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits:
-------------------------------------------------------
(a)   Exhibits:
      Exhibit 27 - Financial Data Schedule.

(b)   Reports on Form 8-K:
      None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.


                                UNICO AMERICAN CORPORATION



Date:   November 9, 1999        By:      /s/ ERWIN CHELDIN
                                         -----------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   November 9, 1999        By:      /s/ LESTER A. AARON
                                         -------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)