Form 10-K
period 1999-12-31
UNICO AMERICAN CORP
filed 2000-03-30
CIK 100716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

        For the year ended December 31, 1999 Commission File No. 0-3978

                           UNICO AMERICAN CORPORATION

             (Exact name of registrant as specified in its charter)

               Nevada                                    95-2583928
  (State or other jurisdiction of                      (I.R.S.Employee
   incorporation or organization)                     Identification No.)

            23251 Mulholland Drive, Woodland Hills, California 91364

                (Address of Principal Executive Offices)    (Zip Code)

                                 (818) 591-9800
                          Registrant's telephone number

           Securities registered pursuant to Section12(b) of the Act:

                                      None
                             (Title of each class)

           Securities registered pursuant to section 12(g) of the Act:

                           Common Stock, No Par Value

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of Registrant's voting stock held by non-affiliates as of March 20, 2000, was $20,936,892 (based on the closing sales price on such date, as reported by the Wall Street Journal).

                                    6,304,965

        Number of shares of common stock outstanding as of March 20, 2000

Portions of the definitive proxy statement which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 1999, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120 day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

                                     PART 1
                                     ------
Item 1.  Business
-----------------
Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969. Unico American Corporation is an insurance holding company that provides property, casualty, health and life insurance and related premium financing through its wholly owned subsidiaries. Descriptions of the Company's operations in the following paragraphs are categorized between the Company's major segment, its insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company ("Crusader"), the Company's property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 1999, and December 31, 1998 are as follows:

                                                                                  Year ended December 31
                                                                                  ----------------------
                                                                            1999                             1998
                                                                   -----------------------         -----------------------
                                                                                Percent of                      Percent of
                                                                                  Total                            Total
                                                                    Total        Company             Total        Company
                                                                   Revenues      Revenues           Revenues     Revenues
                                                                   --------      --------           --------     --------

Insurance Company Revenues                                        $33,888,077        83.2%         $40,661,632        85.5%

Other Revenues from Insurance Operations
----------------------------------------
Health and life insurance program commission income                 2,668,582         6.6%           2,216,446         4.6%
Service fee income                                                  1,677,223         4.1%           1,896,258         4.0%
Daily automobile rental insurance program commission
  and claim administration fees                                       760,619         1.9%             807,503         7.7%
Association operations membership and fee income                      396,958         1.0%             355,781         0.8%
Workers' compensation program commission income                        81,919         0.2%             329,465         0.7%
Other commission and fee income                                        49,241         0.1%               2,085            -
                                                                    ---------         ----           ---------        ----
     Total gross commission and fee income                          5,634,542        13.9%           5,607,538        11.8%
Insurance premium financing operation finance
  charges and late fees                                               915,940         2.2%           1,033,479         2.2%
Non-insurance company investment income                               283,942         0.7%             234,580         0.5%
Other income                                                           11,756            -               7,041            -
                                                                   ----------        ----            ---------        ----
      Total Other Revenues from Insurance Operations                6,846,180        16.8%           6,882,638        14.5%

                                                                   ----------       ------          ----------       -----
       Total Revenues                                             $40,734,257       100.0%         $47,544,270       100.0%
                                                                   ==========       ======          ==========       =====


                           INSURANCE COMPANY OPERATION
                           ---------------------------
General
-------
The insurance company operation is conducted through Crusader, which as of December 31, 1999, was licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Montana, Nevada, Oregon and Washington. Crusader is a multiple line property and casualty insurance company which began transacting business on January 1, 1985. As of December 31, 1999, 97% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses and business property. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. Crusader also writes separate commercial property and commercial liability policies.

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

Reinsurance
-----------
A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. In 1999, Crusader had reinsurance agreements with General Reinsurance Corporation, a California admitted reinsurer. In 1998, Crusader had reinsurance agreements with National Reinsurance Corporation (acquired by General Reinsurance Corporation in 1996) and NAC Reinsurance Corporation, both California admitted reinsurers. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 79% of the premium is ceded to participating catastrophe reinsurers that are admitted in California.

The aggregate amount of earned premium ceded to the reinsurers was $6,583,752 for the fiscal year ended December 31, 1999, and $5,700,222 for the fiscal year ended December 31, 1998.

On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk subject to aggregate limits and to catastrophe and clash covers. Beginning January 1, 1998, an annual aggregate deductible of $750,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. The catastrophe and clash covers (subject to a maximum occurrence and annual aggregate) help protect the Company from one loss occurrence affecting multiple policies. Prior to January 1, 1998, National Reinsurance Corporation charged a provisional rate on exposures up to $500,000 that is subject to adjustment and is based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisional rated treaty was cancelled and replaced by a flat rated treaty on January 1, 1998.

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

Unpaid Losses and Loss Adjustment Expenses
------------------------------------------
Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Historical data includes the 15 years that Crusader has been in operation and the data from its general agent developed with other insurance companies prior to 1985. Since the ultimate liability of Crusader may be greater or less than estimated reserves, all reserves are constantly monitored and adjusted when appropriate. Reserves for loss adjustment expenses are estimated to cover the direct costs associated with specific claims as well as an estimate of administrative costs.

The process of establishing loss reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1990 through 1999. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date, including the estimated losses that had been incurred but not reported to the Company. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

The table reflects redundancies in Crusader's net loss and loss adjustment expense reserves in all years except 1994 and 1995. These redundancies are due to Crusader's loss reserving practices used in determining its incurred but not reported losses and loss adjustment expenses ("IBNR"). There is no assurance the redundancies will continue and the Company believes a change in the way it computes IBNR is not warranted. Crusader is a relatively small insurance company with 15 years of its own statistical experience. Crusader is constantly changing its product mix and exposures, including the types of businesses insured within its business package program as well as its lines of business. In addition, it is regularly expanding its territories both inside and outside of California. Considering the uncertainties from this changing environment as well as its limited internal data and history, the Company recognizes the difficulties in developing its own unique IBNR statistics; therefore, it incorporates industry standards and averages into its estimates. When Crusader establishes its IBNR reserves, although historically conservative, it is still well below industry average. The Company believes that its IBNR reserves are properly stated. When subsequent development justifies changes in IBNR, the Company acts accordingly.

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

                           CRUSADER INSURANCE COMPANY
            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                             Fiscal Year Ended March 31
                           -------------------------------------------------------------------------------------------
                              1990          1991         1992          1993         1994          1995         1996
                              ----          ----         ----          ----         ----          ----         ----
Reserve for Unpaid
Losses and Loss
Adjustment Expenses        $23,601,435  $22,918,442   $21,249,902  $20,824,039  $21,499,778   $27,633,304  $32,682,153

Paid Cumulative as of
---------------------
1 Year Later                 6,204,559    6,425,329     6,368,554    8,904,427    7,687,180     8,814,611    7,019,175
2 Years Later               10,357,708   10,946,318     9,583,885   10,824,024   13,453,833    13,502,224   15,292,415
3 Years Later               12,935,827   12,409,499    11,814,445   13,178,262   16,597,366    18,911,104   20,898,580
4 Years Later               13,561,987   12,951,511    12,667,989   14,462,911   19,073,442    22,631,450   24,932,922
5 Years Later               13,768,277   13,357,941    13,093,970   15,821,444   21,452,429    25,509,618
6 Years Later               13,866,654   13,459,123    13,385,215   16,936,140   23,900,335
7 Years Later               13,923,206   13,422,013    14,067,010   17,729,857
8 Years Later               13,797,865   13,630,780    14,479,299
9 Years Later               13,996,301   13,742,084
10 Years Later              14,086,574

Reserves Reestimated as of
--------------------------
1 Year Later                20,990,669   20,153,906    18,562,116   19,599,695   20,912,743    25,666,251   31,232,388
2 Years Later               18,566,956   17,136,498    15,021,149   15,742,478   20,289,699    24,984,032   28,636,286
3 Years Later               15,846,416   14,788,046    13,802,009   15,463,566   21,217,766    24,575,023   28,074,691
4 Years Later               14,631,554   13,961,555    13,620,235   16,174,111   21,843,632    26,146,874   29,774,762
5 Years Later               14,115,281   13,833,745    13,790,786   16,888,885   23,767,472    28,687,265
6 Years Later               14,063,578   13,754,304    13,878,797   17,762,615   26,193,900
7 Years Later               14,063,080   13,529,769    14,374,473   18,692,720
8 Years Later               13,853,735   13,730,935    15,132,286
9 Years Later               14,037,964   13,951,604
10 Years Later              14,219,558

Cumulative
Redundancy
(Deficiency)                $9,381,877   $8,966,838    $6,117,616   $2,131,319  $(4,694,122)  $(1,053,961)  $2,907,391
                             =========    =========     =========    =========    =========     =========    =========

Gross Liability for Unpaid Losses and Loss Adjustment Expenses     $23,011,868  $26,294,199   $32,370,752  $37,006,458
Ceded Liability for Unpaid Losses and Loss Adjustment Expenses      (2,187,829)  (4,794,421)   (4,737,448)  (4,324,305)
                                                                    ----------   ----------    ----------   ----------
Net Liability for Unpaid Losses and Loss Adjustment Expenses       $20,824,039  $21,499,778   $27,633,304  $32,682,153
                                                                    ==========   ==========    ==========   ==========

Gross Liability Reestimated                                        $24,942,631  $27,682,874   $31,590,579  $32,358,791
Ceded Liability Reestimated                                         (6,249,911)  (1,488,974)   (2,903,314)  (2,584,029)
                                                                    ----------   ----------    ----------   ----------
Net Liability Reestimated                                          $18,692,720  $26,193,900   $28,687,265  $29,774,762
                                                                    ==========   ==========    ==========   ==========

Gross Reserve Redundancy (Deficiency)                              $(1,930,763) $(1,388,675)     $780,173   $4,647,667
                                                                     =========    =========      ========    =========




                           CRUSADER INSURANCE COMPANY
            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                                             Fiscal Year Ended December 31
                                                                    ------------------------------------------------
                                                                      1996          1997          1998         1999
                                                                  (Nine Months)     ----          ----         ----
                                                                   -----------

Reserve for Unpaid
Losses and Loss
Adjustment Expenses                                                $37,111,846   $40,591,248   $40,374,232  $37,628,165

Paid Cumulative as of
---------------------
1 Year Later                                                        10,996,896    12,677,646    15,393,167
2 Years Later                                                       19,488,853    23,740,181
3 Years Later                                                       25,552,756

Reserves Reestimated as of
--------------------------
1 Year Later                                                        32,838,369    35,730,603    39,132,945
2 Years Later                                                       31,086,210    36,032,215
3 Years Later                                                       32,347,788

Cumulative
Redundancy
(Deficiency)                                                        $4,764,058    $4,559,033    $1,241,287
                                                                     =========    ==========     =========

Gross Liability for Unpaid Losses and Loss Adjustment Expenses     $39,740,865   $42,004,851   $41,513,945  $41,592,489
Ceded Liability for Unpaid Losses and Loss Adjustment Expenses      (2,629,019)   (1,413,603)   (1,139,713)  (3,964,324)
                                                                    ----------    ----------    ----------   ----------
Net Liability for Unpaid Losses and Loss Adjustment Expenses       $37,111,846   $40,591,248   $40,374,232  $37,628,165
                                                                    ==========    ==========    ==========   ==========

Gross Liability Reestimated                                        $36,764,993   $45,850,756   $44,930,625
Ceded Liability Reestimated                                         (4,417,205)   (9,818,541)   (5,797,680)
                                                                    ----------    ----------    ----------
Net Liability Reestimated                                          $32,347,788   $36,032,215   $39,132,945
                                                                    ==========    ==========    ==========

Gross Reserve Redundancy (Deficiency)                               $2,975,872   $(3,845,905)  $(3,416,680)
                                                                     =========     =========     =========


The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                      Year ended December 31
                                                                                      ----------------------
                                                                              1999               1998               1997
                                                                              ----               ----               ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                               $40,374,232        $40,591,248         $37,111,846

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                            18,268,710         22,454,229          23,564,325
   (Decrease) in provision for events of prior years (*)                   (1,241,520)        (4,860,647)         (4,275,759)
                                                                           ----------         ----------          ----------
     Total losses and loss adjustment expenses                             17,027,190         17,593,582          19,288,566
                                                                           ----------         ----------           ---------
Payments
Losses and loss adjustment expenses attributable to
  insured events of the current year                                        4,380,090          5,132,952           4,812,268
Losses and loss adjustment expenses attributable to
  insured events of prior year                                             15,393,167         12,677,646          10,996,896
                                                                           ----------         ----------          ----------
     Total payments                                                        19,773,257         17,810,598          15,809,164
                                                                           ----------         ----------          ----------
 Reserve for unpaid losses and loss adjustment expenses
      at end of year - net of reinsurance                                 $37,628,165        $40,374,232         $40,591,248

Reinsurance recoverable on unpaid losses and loss
     adjustment expenses at end of year                                     3,964,324          1,139,713           1,413,603
                                                                           ----------         ----------          ----------
Reserve for unpaid losses and loss adjustment expenses at
     end of year per balance sheet , gross of reinsurance (**)            $41,592,489        $41,513,945          $42,004,851
                                                                           ==========         ==========           ==========

 (*) Decreases in incurred losses and loss adjustment expenses related to the indicated prior years reflect favorable loss experience during these years attributable to a number of combined factors which have produced favorable frequency and severity trends in recent years. In addition, actuarial assumptions based on historical trends have proven to be conservative. The above table shows favorable loss development decreased to $1,241,520 in 1999 from $4,860,647 in 1998. The decrease was primarily due to an increase in prior years losses incurred in 1999, which was greater than the prior years losses experienced in 1998. The methodology used by the Company in determining 1999 case reserves and IBNR is consistent with prior years.

(**) In accordance with Financial Accounting Standards Board Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for generally accepted accounting practices as assets rather than netted against the corresponding liability for such items on the balance sheet.

Net Premium Written to Policyholders' Surplus Ratio
---------------------------------------------------
The following table shows, for the periods indicated, Crusader's statutory ratios of net premiums written to statutory policyholders' surplus. Due to certain GAAP adjustments for written premium on policies which do not become effective in the year written, statutory net premiums written differ slightly from those reported on the Company's financial statements. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that such ratio should generally be no greater than 3 to 1. This ratio has been declining since 1996 due to declining written premium and increasing policyholders' surplus.

                                                                         Twelve months ended
                                        ------------------------------------------------------------------------------------
                                                                                December 31                     March 31
                                        ----------------------------------------------------------------    ----------------
Statutory:                                   1999              1998            1997              1996             1996
---------                                    ----              ----            ----              ----             ----
Net Premiums Written                      $26,209,180       $34,203,908      $36,059,086       $36,652,776      $32,915,964
Policyholders'   Surplus                  $40,952,456        $37,611,089     $30,899,761       $25,748,757      $22,721,183
Ratio                                         .6 to 1            .9 to 1        1.2 to 1          1.4 to 1        1.4  to 1

Regulation
The insurance company operation is subject to regulation by the California Department of Insurance ("the insurance department") and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The last examination of Crusader by the insurance department covered the three years ended December 31, 1997. The report of examination that was filed with the insurance department on December 23, 1998, reported no adjustments to Crusader's statutory financial statements.

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

A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. At December 31, 1999, Crusader's adjusted capital was well in excess of the required capital levels.

California Insurance Guarantee Association
------------------------------------------
In 1969, the California Insurance Guarantee Association ("CIGA") was created pursuant to California law to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. Crusader is subject to assessment by CIGA for its pro-rata share of such claims (based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California). Such assessments are based upon estimates of losses incurred in liquidating an insolvent insurer. In a particular year, Crusader cannot be assessed an amount greater than 1% of its premiums written in the preceding year. California Insurance Code Sections 1063.5 and 1063.14 allow Crusader to recoup assessments by surcharging policyholders. No assessment was made by CIGA for the 1999 or 1998 calendar years.

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

Rating
------
Insurance companies are rated to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. These ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time. Ratings focus primarily on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, market segment position and growth opportunities, marketing, sales conduct practices, investment operations, minimum policyholders' surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crusader's most recent rating by A. M. Best, issued in November 1999, was A (Excellent). This rating was an upgrade from an A- (Excellent) rating the Company had received annually since its initial rating in 1990.

                           OTHER INSURANCE OPERATIONS
                           --------------------------
General Agency Operations
-------------------------
The Company's general agency subsidiaries are as follows:

Unifax primarily sells and services commercial multiple peril business package insurance policies. In addition, it also sells and services commercial liability, commercial property, workers' compensation, and commercial earthquake insurance policies. Unifax's workers' compensation, commercial earthquake, and some of the commercial liability insurance policies are sold primarily in California for non-affiliated insurers. All other policies are sold and serviced for Crusader by Unifax in Arizona, California, Kentucky, Montana, Nevada, Ohio, Oregon, Pennsylvania, Texas, and Washington.

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

Insurance Premium Finance Operation
-----------------------------------
American Acceptance Corporation ("AAC") is a licensed insurance premium finance company that provides insurance purchasers with the ability to pay their insurance premiums on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company. AAC provides premium financing primarily to Crusader policies produced by Unifax in California.

Health and Life Insurance Operations
------------------------------------
The Company's subsidiaries National Insurance Brokers, Inc., ("NIB") and American Insurance Brokers, Inc., ("AIB") market medical, dental, life, vision, and accidental death and dismemberment insurance through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For their services, these subsidiaries receive a commission from the insurance company. Most of the business is produced through independent insurance agents and brokers who receive a commission from NIB or AIB. NIB and AIB hold licenses issued by the California Department of Insurance. All business is currently written in California.

Association Operation
---------------------
The Company's subsidiary Insurance Club, Inc., DBA The American Association for Quality Health Care ("AAQHC"), is a membership association that provides various consumer benefits to its members, including participation in group health care and life insurance policies that AAQHC negotiates for the Association. For these services, AAQHC receives membership and fee income from its members.

                                   INVESTMENTS
                                   -----------
The investments of the Company are made by the Company's Chief Financial Officer under the supervision of an investment committee appointed by the Company's Board of Directors. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years and a maximum investment in any one issuer of $2,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. Short-term cash investments consist of bank money market accounts, certificates of deposit, commercial paper, a U.S. government obligation money market fund, and U.S. treasury bills. These short-term investments are either U.S. government obligations, FDIC insured or are in an institution with a Moody's rating of P1 and/or Standard & Poor's rating of A1. All of the Company's investments are readily marketable and could be liquidated without any material financial impact.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                          (Amounts in Thousands)
                                                                             As of December 31
                                                  -------------------------------------------------------------------------
                                                          1999                       1998                      1997
                                                          ----                       ----                      ----
                                                  Amortized       Market     Amortized      Market     Amortized     Market
Type of Security                                    Cost          Value         Cost        Value         Cost        Value
----------------                                    ----         -----          ----        -----         ----        -----
Certificates of deposit                           $    200      $    200     $    200    $     200      $    500   $     500
U.S. treasury securities                            10,056        10,076        9,610       10,098        15,480      15,794
Industrial and miscellaneous
   taxable bonds                                    60,807        58,974       52,404       54,011        31,765      32,489
State and municipal tax-exempt bonds                28,079        28,344       34,144       35,164        38,361      39,183
                                                    ------        ------       ------       ------        ------      ------
     Total fixed maturity investments               99,142        97,594       96,358       99,473        86,106      87,966
Short-term cash investments                          5,968         5,968        6,574        6,574         6,137       6,137
Equity investments                                     164            66          504          481           230         223
                                                   -------       -------      -------      -------        ------      ------
     Total investments                            $105,274      $103,628     $103,436     $106,528       $92,473     $94,326
                                                   =======       =======      =======      =======        ======      ======

At December 31, 1999, the Company had net unrealized losses on all investments of $1,646,311 before income taxes. The amortized cost and estimated market value of fixed maturity investments at December 31, 1999, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
                                                         (Amounts in Thousands)
                                                        As of December 31, 1999
                                                        -----------------------
                                                       Amortized         Market
      Fixed maturities due                                Cost           Value
      --------------------                                ----           -----
      Within 1 year                                      $11,794        $11,830
      Beyond 1 year but within 5 years                    73,088         72,137
      Beyond 5 years but within 10 years                  14,260         13,627
                                                          ------         ------
           Total                                         $99,142        $97,594
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

Insurance Company and General Agency Operations (Property and Casualty)
----------------------------------------------------------------------
The Company's property and casualty insurance business continues to be very competitive. There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company. In addition, Crusader competes not only with other insurance companies, but with the general agents who produce business for them. Many of these general agents offer more products than the Company. The principal method of competition among competitors is price. While the Company attempts to meet this competition with competitive prices, its emphasis is on service, promotion, and distribution. Additional information regarding competition in the insurance marketplace is discussed in the Management Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

Insurance Claim Adjusting Operation
-----------------------------------
The insurance claim adjusting operation generates all its business from insurance policies produced by its sister company Bedford for a non-affiliated insurance company. Competition is not a major factor as long as U.S. Risk produces a quality product at a fair price. The growth of U.S. Risk is dependent on the growth of Bedford.

Insurance Premium Financing Operation
-------------------------------------
The insurance premium financing operation currently finances only policies written through Unifax. Although competition is intense in the premium finance business, the competitive pricing, the quality of its service, and the ease and convenience of financing with AAC has made its growth and profitability possible. AAC's growth is dependent on the growth of Crusader and Unifax.

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is also intense. Approximately 93% of the Company's present health and life insurance business is from the CIGNA HealthCare medical and dental plan programs. This percentage is slightly lower than the prior year. The Company is continuing its efforts to diversify and offer a wider variety of products to its customers, and it believes that this effort will make it more competitive and should increase future revenues.

                                    EMPLOYEES
                                    ---------
On March 10, 2000, the Company employed 139 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

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

Likewise, the Company is sometimes named as a cross-defendant in litigation that is principally directed against that insurer who has issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or others that relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and they do not materially affect the operations of the Company.

State of Washington Regulatory Proceeding
-----------------------------------------
In August 1999 the Insurance Commissioner of the State of Washington announced that she would seek to suspend Crusader's Certificate of Authority to do business in the State of Washington for a period of 120 days, impose a $307,000 fine, and seek repayment of policy fees to Washington policyholders. The Insurance Commissioner alleges that a service fee of $250 per policy, which was charged by a Washington agent, is premium and subject to rate filing requirements and premium taxes. The Company does not believe it has done anything improper and intends to defend vigorously these charges and does not believe that the outcome of this matter will have a materially adverse effect on its financial statements. No amounts have been accrued in the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) and dividends declared during the last two comparable twelve month periods are as follows:

                                         High            Low          Dividend
      Quarter Ended                      Price           Price        Declared
      -------------                      -----           -----        --------

      March 31, 1998                     18 1/8            12
      June 30, 1998                      16 3/8            14  5/8      $0.07
      September 30, 1998                 15 1/4             9
      December 31, 1998                  14 1/8            10

      March 31, 1999                     13 3/4             9 3/4       $0.25
      June 30, 1999                      10 3/4             8 5/8
      September 30, 1999                 10 1/2             8 3/13
      December 31, 1999                   8 5/8             6  3/8


As of December 31, 1999, the approximate number of shareholders of record of the Company's common stock was 600. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 1,000.

The Company has declared a cash dividend on its common stock annually since June 24, 1991. The Company's intention is to declare annual cash dividends subject to continued profitability and cash requirements. On March 10, 1999, the Company declared an annual cash dividend of $0.25 per common share payable on July 15, 1999, to shareholders of record on July 1, 1999. On March 1, 2000, the Company declared an annual cash dividend of $0.15 per common share payable on May 19, 2000, to shareholders of record on April 28, 2000. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (See Item 1 - Business - Insurance Company Operation - Holding Company Act). The maximum dividend that may be made without prior approval is $5,404,526 as of December 31, 1999.

From January 1, 1999, to December 31, 1999, the Company issued an aggregate of 93,131 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to an aggregate of four employees of the Company. Of these shares, an aggregate of 58,497 shares were issued in exchange for $202,656.19 in cash and 34,634 shares were issued in exchange for 11,602 shares of the Company's common stock and an aggregate of $30.56 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.

On August 26, 1999, the Company granted incentive stock options to 17 employees covering an aggregate of 135,000 shares of its common stock exercisable at $9.25 per share. These options expire ten years from the date of the grant and are not exercisable prior to September 1, 2000. Options covering 10,000 or less shares become exercisable at the rate of 2,500 shares per year commencing September 1, 2000; and options covering more than 10,000 shares become exercisable at the rate of 5,000 shares per year commencing September 1, 2000. All of these options were granted to employees having the title of manager or higher. Each person who was granted an option represented that he or she was acquiring the option, and any shares issuable upon exercise thereof, for investment and without a view to distribution or resale in violation of the Securities Act of 1933, as amended. These options were granted in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.

Item 6.  Selected Financial Data

                                                                     Fiscal year ended
                                  ----------------------------------------------------------------------------------------

                                                               December 31                                     March 31
                                  ----------------------------------------------------------------------     -------------
                                         1999              1998                1997            1996              1996
                                         ----              ----                ----        (Nine Months)         ----
                                                                                            -----------

 Total revenues                      $40,734,257       $47,544,270          $48,290,721     $34,884,657       $42,468,474
 Total costs and expenses             33,609,368        34,789,372           37,301,688      27,505,670        34,060,183
                                      ----------        ----------           ----------      ----------        ----------
 Income before taxes                  $7,124,889       $12,754,898          $10,989,033      $7,378,987        $8,408,291
 Net income                           $5,131,366        $8,708,669           $7,654,362      $5,174,510        $5,947,481
 Basic earnings per share                  $0.82             $1.41                $1.25           $0.87             $1.00
 Diluted earnings per share                $0.81             $1.36                $1.20           $0.83             $0.97
 Cash dividends per share                  $0.25             $0.07                $0.07           $0.07             $0.07
 Total assets                       $121,978,756      $121,717,643         $112,942,384    $104,451,322       $95,817,377
 Stockholders' equity                $54,840,797       $54,168,082          $45,060,784     $37,355,419       $32,387,158


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         --------------

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding net unrealized losses) at December 31, 1999, were $105,380,057 compared to $103,713,721 at December 31, 1998, a 2% increase.
Crusader's cash and investments at December 31, 1999, was $97,452,621 or 92% of the total held by the Company, compared to $97,597,956 or 94% of the total held by the Company at December 31, 1998.

The Company's investments are as follows:

                                                            December 31, 1999       December 31, 1998       December 31, 1997
                                                            -----------------       -----------------       -----------------
                                                              Amount       %           Amount      %          Amount       %
                                                              ------      ---          ------     ---         ------      ---
Fixed maturities (at amortized cost)
   Certificates of deposit                                 $   200,000      -      $   200,000      -      $   500,000      1
   U.S. treasury securities                                 10,056,163     10        9,610,487     10       15,480,258     18
   Industrial and miscellaneous  (taxable)                  60,807,507     62       52,403,981     54       31,765,034     37
   State and municipal (tax exempt)                         28,078,605     28       34,144,344     36       38,361,279     44
                                                            ----------    ---       ----------    ---       ----------    ---
        Total fixed maturity investments                    99,142,275    100       96,358,812    100       86,106,571    100
                                                            ----------    ---       ----------    ---       ----------    ---
Short-term cash investments (at cost)
   Certificates of deposit                                     425,000      7          425,000      6          225,000      4
   Commercial paper                                          2,675,000     45        3,425,000     52        4,750,000     77
   Bank money market accounts                                2,055,254     35          694,834     11          368,743      6
   U.S. gov't obligation money market fund                      78,799      1        1,290,108     20           58,032      1
   Short-term U.S. treasury                                    731,281     12          735,346     11          732,216     12
   Bank savings accounts                                         2,839      -            3,574      -            3,504      -
                                                             ---------    ---        ---------    ---        ---------    ---
        Total short-term cash investments                    5,968,173    100        6,573,862    100        6,137,495    100
                                                             ---------    ---        ---------    ---        ---------    ---

Equity investments (at cost)                                   164,170                 503,503                 230,460

                                                           -----------             -----------              ----------
        Total investments                                 $105,274,618            $103,436,177             $92,474,526
                                                           ===========             ===========              ==========

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

The tax-exempt interest income earned (net of bond premium and discount amortization) during the year ended December 31, 1999, was $1,473,922 compared to $1,698,211 in the year ended December 31, 1998. In the year ended December 31, 1997, tax-exempt interest income earned totaled $1,809,043.

The Company's investment policy limits investments in any one issuer. This limit was raised from $1,500,000 to $2,000,000 in 1999. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues.

All of the Company's fixed maturity investments are high-grade investment quality, all state and municipal tax exempt fixed maturity investments are pre-refunded issues, and all certificates of deposit are FDIC insured.

Unico has a $2,000,000 line of credit with Union Bank. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 5, 2000, at which time it is expected to be renewed. Unico did not borrow against its line of credit in 1999 or 1998.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $3,071,696, statutory deposits of $2,725,000, and dividend restriction between Crusader and Unico (See Item 1 - Business - Insurance Company Operation - Holding Company Act) plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Dividends paid by Crusader to Unico were $2,000,000 in 1999 and $1,500,000 in 1998. These funds were invested by Unico in U.S. treasury notes and high grade commercial paper.

Crusader's statutory capital and surplus as of December 31, 1999, was $40,952,456, an increase of $3,341,367 (9%) over December 31, 1998. Crusader's statutory capital and surplus as of December 31, 1998, was $37,611,253, an increase of $6,711,328 (22%) over December 31, 1997.

Cash flow from operations for the year ended December 31, 1999, was $3,700,026, a decrease of $8,358,253 from the year ended December 31, 1998. This decrease was primarily due to a decrease in net income of $3,577,303; a decrease in the change in accrued expenses and other liabilities of $2,315,747; a decrease in the change in loss reserves (net of reinsurance recoverable) of $2,312,870; and a decrease in the change in premium, notes and investment income receivable of $879,505. These decreases were partially offset by a decrease in the change in the unearned premium reserve, net of prepaid reinsurance premiums of $1,043,265.

There are no material commitments for capital expenditures as of the date of this report.

YEAR 2000
---------
Subsequent to December 31, 1999, the Company has not experienced adverse effects as a result of Year 2000 issues from either internal or external sources. However, due to the unusual nature of the problem and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty if there may be other computer or infrastructure problems which may occur and affect the Company and its' customers or suppliers.

Due to the fact that the Company has not experienced any adverse effects of Year 2000 issues through the date of this report, the Company does not anticipate it will be materially adversely affected by any future Year 2000 events from its internal operations or from others with whom the Company directly or indirectly does business.

                             Results of Operations:

General
-------
The Company had net income of $5,131,366 for the year ended December 31, 1999, compared to $8,708,669 for the year ended December 31, 1998, and $7,654,362 for the year ended December 31, 1997. Total revenue for the year ended December 31, 1999, was $40,734,257 compared to $47,544,270 for the year ended December 31, 1998, and $48,290,721 for the year ended December 31, 1997.

For the year ended December 31, 1999, income before taxes decreased by $5,630,009 (44%) and net income decreased by $3,577,303 (41%) compared to the year ended December 31, 1998. The decrease in pre-tax income was primarily due to a decrease of $5,104,399 (65%) in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader.

For the year ended December 31, 1998, income before taxes increased by $1,765,865 (16%) and net income increased by $1,054,307 (14%) compared to the year ended December 31, 1997. The increase in pre-tax income was primarily due to an increase of $1,347,619 (21%) in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader and an increase in investment income of $735,642 (15%) (excluding realized investment gains).

The effect of inflation on the net income of the Company during the year ended December 31, 1999, was not significant.

The Company derives revenue from various sources as discussed below:

                           Insurance Company Operation
                           ---------------------------

Premium and loss information of Crusader are as follows:

                                                                             Year ended December 31
                                                                             ----------------------
                                                               1999                   1998                   1997
                                                               ----                   ----                   ----
 Gross written premium                                      $33,139,361            $37,079,303            $42,273,990
 Net written premium                                        $26,543,921            $34,126,963            $35,586,046
 Earned premium before reinsurance                          $34,693,113            $40,615,417            $42,721,222
 Earned premium net of reinsurance                          $28,109,361            $34,915,195            $36,326,894
 Losses and loss adjustment expenses                        $17,027,190            $17,593,582            $19,288,566
 Unpaid losses and loss adjustment expenses                 $41,592,489            $41,513,945            $42,004,851


Crusader's primary line of business is commercial multiple peril business package policies. This line of business represented approximately 97% of Crusader's total written premium for both fiscal years ended December 31, 1999 and 1998.

Crusader's gross written premium by state is as follows:

                                                                             Year ended December 31
                                                                             ----------------------
                                                               1999                    1998                   1997
                                                               ----                    ----                   ----
California                                                  $28,636,676             $31,323,804            $33,048,085
Washington                                                    1,086,815               1,958,179              4,704,286
Arizona                                                         976,872               1,095,922              1,346,589
Oregon                                                          697,033               1,289,054              2,779,691
Pennsylvania                                                    565,628                 416,485                 41,511
Ohio                                                            489,266                 526,004                242,751
Montana                                                         436,390                  98,612                      -
Texas                                                           118,066                 239,563                      -
Kentucky                                                         98,095                  82,584                      -
Nevada                                                           34,520                  49,096                111,077
                                                             ----------              ----------             ----------
     Total gross written premium                            $33,139,361             $37,079,303            $42,273,990
                                                             ==========              ==========             ==========

In the year ended December 31, 1999, gross written premium decreased by $3,939,942 (11%) compared to the year ended December 31, 1998. Intense price competition in the property casualty insurance market has adversely affected the premium written in nearly all states that the Company does business. The increase in 1999 written premium in the states of Kentucky, Montana and Pennsylvania was not sufficient to offset the decrease in the other states in which the Company writes business. In 1998, the Company changed its marketing strategy in the states of Washington and Oregon by discontinuing marketing through an exclusive agent in those states and commenced marketing directly to all retail agents and brokers. The Company anticipated that this change would result in a short-term decrease in written premium with long-term benefits of increased revenues with reduced acquisition expense and less dependency on any one large producer. Because intense price competition during 1999 and 1998 continued to adversely affect written premium in those states, the Company cannot determine how much of the decrease in written premium was applicable to the change in marketing strategy, but still anticipates a long-term benefit from the change. The foregoing statement is a forward looking statement and actual results may differ materially. Factors that would cause the results to differ include economic conditions in the states of Washington and Oregon, willingness of retail agents and brokers to deal directly with the Company and competitive conditions.

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

In the year ended December 31, 1998, gross written premium decreased $5,194,687 (12%) compared to the year ended December 31, 1997. This decrease in written premium was primarily due to a decrease in premiums written in the states of Oregon and Washington of $4,236,744 (56%) and represented 82% of the total decrease. This decrease in premium in Washington and Oregon, as previously discussed, resulted from the Company's change in its marketing strategy in these states to reduce its dependency on a single large producer. In addition, the intense price competition in the marketplace has contributed to a reduction in premium in all states that the Company writes business.

Premium earned before reinsurance decreased $5,922,304 (15%) in the year ended December 31, 1999, compared to the year ended December 31, 1998, and decreased $2,105,805 (5%) in the year ended December 31, 1998, compared to the year ended December 31, 1997. The decrease in earned premium before reinsurance was directly related to the decrease in written premium discussed above.

Earned premium ceded increased $883,530 (16%) to $6,583,752 or 19% of earned premium before reinsurance in the year ended December 31, 1999, compared to $5,700,222 or 14% of earned premium before reinsurance for the year ended December 31, 1998. Earned premium ceded decreased $694,106 (11%) to $5,700,222 or 14% of earned premium before reinsurance for the year ended December 31, 1998, compared to $6,394,328 or 15% of earned premium before reinsurance for the year ended December 31, 1997. Ceded premiums increased in the year ended December 31, 1999, primarily due to higher than anticipated loss experience on prior accident years that was subject to the Company's provisionally rated reinsurance contract. Premium ceded under this contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustments based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The decrease in earned ceded premium (excluding provisionally rated ceded premium) in 1999 and 1998 was primarily due to decreased earned premium before reinsurance.

The following table shows the changes in ceded premium:

                                                                                         Year ended December 31
                                                                                         ----------------------
                                                                                   1999           1998            1997
                                                                                   ----           ----            ----
Increase (decrease) in earned ceded premium (excluding
  provisionally rated ceded premium)                                             $(800,074)      $(818,860)    $  353,438
Increase in provisionally rated ceded premium                                    1,683,604         124,754      1,653,440
                                                                                 ---------         -------      ---------
     Net increase (decrease) in earned ceded premium                             $ 883,530       $(694,106)    $2,006,878
                                                                                   =======         =======      =========


The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for incurred but not reported losses) to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned (the "expense ratio"). The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with generally accepted accounting principles. As shown on the table, the loss ratio increased to 60.6% in 1999 from 50.4% in 1998. This increase in the loss ratio was primarily due to a decrease in favorable loss development due to an increase in the prior years losses incurred in 1999, which was greater than the prior years losses experienced in 1998. Favorable loss development of prior year losses were $1,241,520 in 1999, $4,860,647 in 1998, and $4,275,759 in 1997. The methodology used by the Company in determining case reserves and IBNR is consistent with prior years. In addition, the increase in provisionally rated earned ceded premium in 1999 over 1998 of $1,558,850 also contributed to the increase in loss ratio. Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.



                                Year ended December 31
                                ----------------------
                      1999                  1998                  1997
                      ----                  ----                  ----
Loss ratio            60.6%                 50.4%                 53.1%
Expense ratio         29.8%                 27.2%                 29.1%
                      ----                  ----                  ----
Combined ratio        90.4%                 77.6%                 82.2%
                      ====                  ====                  ====

The Company's future writings and growth are dependent on market conditions, competition, the Company's ability to introduce new profitable products, and its ability to expand geographically. As of December 31, 1999, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Colorado, Montana, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in several other states.

                           Other Insurance Operations
                           --------------------------

Health and Life Insurance Program
---------------------------------
Commission income from the health and life insurance sales of NIB and AIB is as follows:
                                         Year ended December 31
                                         ----------------------
                            1999                  1998                 1997
                            ----                  ----                 ----
  Commission income      $2,668,582            $2,216,446            $2,083,782

NIB and AIB market health and life insurance through non-affiliated insurance companies for individuals and groups. Approximately 93% of the health and life commission income in the year ended December 31, 1999, was from the CIGNA HealthCare medical and dental plan programs compared to approximately 95% in the same period of the prior year. Revenues for the year ended December 31, 1999, increased $452,136 (20%) compared to the year ended December 31, 1998. Revenues for the year ended December 31, 1998, increased $132,664 (6%) compared the year ended December 31, 1997.

Group health and life insurance programs - The increase in commission income in the health and life insurance programs is primarily a result of an increase in sales of small business group accounts for CIGNA, an increase in the number of small business accounts administered by the Company for CIGNA, and a bonus commission of $143,191 received from CIGNA. The Company has increased the number of CIGNA products available to small groups, including life insurance and dental plans, in order to acquire new accounts and retain existing accounts.

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

Service fee income from Unifax is as follows:

                                          Year ended December 31
                                          ----------------------
                             1999                  1998                  1997
                             ----                  ----                  ----
 Service fee income       $1,677,223            $1,896,258            $2,182,074
 Policies written             17,225                18,306                19,305

Service fee income is primarily related to the number of policies written by Unifax and has decreased as the number of policies written by Unifax has decreased.

Daily Automobile Rental Insurance Program
-----------------------------------------
The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission and a claim administration fee from a non-affiliated insurance company based on premium written. Commission and fee income from the daily automobile rental insurance program are as follows:

                                                Year ended December 31
                                                ----------------------
                                             1999          1998           1997
                                             ----          ----           ----
Daily auto rental program commission
  and claim administration fee             $731,884      $758,073       $757,098
Contingent commission                        28,735        49,430              -
                                            -------       -------        -------
Total commission and fee income            $760,619      $807,503       $757,098
                                            =======       =======        =======

Revenues during the year ended December 31, 1999, were $760,619, a decrease of $46,884 (6%) compared to the same period of the prior year. Revenue for the year ended December 31, 1998, increased by $50,405 (7%) compared to the year ended December 31, 1997.

The  daily  automobile  rental  insurance  program  commission  and  fee  income
(excluding contingent commission) decreased in 1999 primarily due to continued price competition in the daily automobile insurance market. To avoid underwriting losses for the non-affiliated insurance company that Bedford represents, it continues to produce business only at rates which it believes to be adequate. The Company cannot determine how long this "soft market" condition will continue.

Association Operation
---------------------
Membership and fee income from the association program of AAQHC is as follows:

                                               Year ended December 31
                                               ----------------------
                                      1999               1998             1997
                                      ----               ----             ----
  Membership and fee income         $396,958           $355,781         $336,968

Membership and fee income in the year ended December 31, 1999, increased $41,177 (12%) compared to the year ended December 31, 1998. Membership income increased $18,813 (6%) in the year ended December 31, 1998, compared to the year ended December 31, 1997. AAQHC recognized a greater increase in group memberships in 1999 compared to the increase in group memberships in 1998 and has continued to increase individual and family memberships.

Workers' Compensation Program
-----------------------------
Unifax produces workers' compensation policies primarily in California for non-affiliated insurers and receives a commission from them based on premium written. Unifax discontinued writing new business with one of its non-affiliated insurers in 1998.

                                               Year ended December 31
                                               ----------------------
                                      1999               1998             1997
                                      ----               ----             ----
  Commission income                 $81,919            $329,465         $298,006

Commission income for the year ended December 31, 1999, decreased $247,546 (75%) compared to the year ended December 31, 1998. For the year ended December 31, 1998, commission income increased $31,459 (11%) compared to the year ended December 31, 1997. Commission income in this program decreased in 1999, as a result of the discontinuance of writing new business with one of the non-affiliated insurers in October of 1998. In addition, the non-affiliated insurance company Unifax is currently writing with does not write all of the classes of business that were written by the previous company. Unifax is currently attempting to increase the classes of business that it is authorized to write through its current carrier and through affiliation with another carrier. Commission income for the year ended December 31, 1998, increased over the prior year primarily as the result of increased sales of workers' compensation insurance and incentive bonus commissions earned as a result of the increased sales.

Other Commission and Fee Income
-------------------------------
Unifax produced commercial auto policies in California for a non-affiliated insurer and received a commission from them based on premium written. Unifax also received a policy service fee from the insured. In February 1997, management decided to discontinue writing new policies in the Unifax commercial automobile program and only serviced and renewed existing policies until the book of business was sold to a non-affiliated third party in June 1997. As consideration for the sale of this book of business, Unifax received a percentage of the commission earned for a two-year period on policies which were in force at the time of sale. Revenue for the years ended December 31, 1999 and December 31, 1998, represents net commissions received on the sale of the commercial auto program.

Unifax began producing commercial earthquake and commercial liability insurance policies for unaffiliated insurance companies in 1999. Unifax receives a commission from the insurance company based on premium written and a service fee from the policyholder.

Other commission and fee income are as follows:
                                                 Year ended December 31
                                                 ----------------------
                                           1999           1998            1997
                                           ----           ----            ----
Commercial and personal auto
  program commission and fee income       $4,363         $1,843          $82,439
Earthquake program commission income     $22,421              -                -
Commercial liability program
  commission and fee income              $22,280              -                -
Miscellaneous fee income                     177            242              222
                                          ------          -----           ------
     Total commission and fee income     $49,241         $2,085          $82,661
                                          ======          =====           ======

Premium Finance Program
-----------------------
Premium finance charges and late fees earned from financing policies are as follows:
                                             Year ended December 31
                                             ----------------------
                                     1999               1998             1997
                                     ----               ----             ----
 Premium finance charges and
    late fees earned               $915,940         $1,033,479        $1,191,503
 New loans                            7,597              8,092             8,615

AAC provides premium financing primarily to Crusader policies produced by Unifax in California. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service to finance those policies. Due to the intense competition in the market place Unifax has produced fewer policies which has resulted in fewer policies being financed by AAC.

Premium finance charges and late fees earned on loans decreased $117,539 (11%) in the year ended December 31, 1999, compared to the year ended December 31, 1998. The decrease was primarily a result of fewer policies being financed due to a decrease in policies being written by Crusader and an overall decrease in the number of policyholders financing policies. For the year ended December 31, 1998, premium finance charges and late fees earned on loans decreased $158,024 (13%) compared to the year ended December 31, 1997, also as a result of fewer policies being written by Crusader.

Investment  Income and Net  Realized  Gains
-------------------------------------------
Investment  income and net realized gains are as follows:

                                                   Year ended December 31
                                                   ----------------------
                                               1999         1998         1997
                                               ----         ----         ----
 Interest and dividend income
    Insurance company operations            $5,706,945   $5,497,323   $4,855,580
    Other operations                           283,942      234,580      140,681
                                             ---------    ---------     --------
       Total interest and dividend income    5,990,887    5,731,903    4,996,261
 Net realized investment gains                  64,793      247,931       25,093
                                             ---------     --------     --------
       Total investment income and
           realized gains                   $6,055,680   $5,979,834   $5,021,354
                                             =========    =========    =========

Investment interest and dividends earned (excluding net realized gains) increased $258,984 (5%) in the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily as a result of additional invested assets from operating activities. Average invested assets in the year ended December 31, 1999, (at amortized value) increased $6,400,046 (7%) compared to the year ended December 31, 1998. Investment income return based on average invested assets was 5.74% for the year ended December 31, 1999, compared to 5.85% for the year ended December 31, 1998. The mix of taxable and tax-exempt securities in the portfolio affect the above investment income return percentage. Tax-exempt securities, which generally carry a lower yield than taxable securities, decreased to $28,078,605 (27% of total investments) at December 31, 1999, compared to $34,144,344 (33% of total investments) at December 31, 1998.

Investment interest and dividends earned (excluding net realized gains) increased $735,642 (15%) in the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily as a result of additional invested assets from operating activities. Average invested assets in the year ended December 31, 1998, (at amortized value) increased $11,294,733 (13%) compared to the year ended December 31, 1997. Investment income return based on average invested assets was 5.85% for the year ended December 31, 1998, compared to 5.77% for the year ended December 31, 1997. Tax-exempt securities decreased to $34,144,344 (33% of total investments) at December 31, 1998, compared to $38,361,279 (41% of total investments) at December 31, 1997.

Additional information regarding investments and investment income is described in the Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Policy Acquisition Costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The ratio of policy acquisition cost to net earned premium increased in 1999 primarily due to an increase in provisionally rated ceded premium. The provisionally rated reinsurance contract was cancelled on a run off basis on December 31, 1997. Policy acquisition costs, net of ceding commission, are as follows:

                                                  Year ended December 31
                                                  ----------------------
                                             1999        1998           1997
                                             ----        ----           ----

 Policy acquisition costs                 $8,362,814   $9,497,857    $10,562,191
 Ratio to net earned premium (GAAP ratio)        30%          27%            29%


Salaries and Employee Benefits increased $135,797 (3%) for the year ended December 31, 1999, compared to the year ended December 31, 1998. Salaries and employee benefits increased $457,794 (12%) in the year ended December 31, 1998, compared to the year ended December 31, 1997.

                                                    Year ended December 31
                                                    ----------------------
                                              1999        1998           1997
                                              ----        ----           ----

 Salaries and employee benefits           $4,351,550   $4,215,753     $3,757,959


Commissions to Agents/Brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income. Commissions to agents and brokers increased $261,833 (25%) for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase was primarily due to a $225,390 (26%) increase in the commission expense for the health and life programs and is directly related to the 20% increase in sales in the health and life programs discussed above.
During the year ended December 31, 1998, commission expense increased $8,087 (1%) compared to the year ended December 31, 1997. This increase was primarily related to the 10% increase in the commission expense in the daily automobile program and a 3% increase in commission expense in the health and life insurance program and was offset by a decrease in commission expense as a result of the discontinuance of the commercial auto program.

                                              Year ended December 31
                                              ----------------------
                                     1999              1998              1997
                                     ----              ----              ----
 Commission to agents/brokers     $1,305,519        $1,043,686        $1,035,599


Other Operating Expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production.

                                               Year ended December 31
                                               ----------------------
                                      1999             1998              1997
                                      ----             ----              ----

 Other operating expenses          $2,562,295        $2,438,494       $2,657,373

Forward Looking Statements
--------------------------
Certain statements contained herein, including the Sections entitled "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward looking. These statements, which may be identified by forward-looking words or phrases such as "anticipate," "believe," "expect," "intend" "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include those described under Item 1 - Business - "Competition," premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, the Company's ability to introduce new profitable products, and the Company's ability to expand geographically.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets at December 31, 1999 and 1998, consisted of the following:

                                                       1999              1998
                                                       ----              ----

 Fixed maturity bonds (at amortized cost )         $98,942,275       $96,158,812
 Short-term cash investments (at cost)               5,968,173         6,573,862
 Equity securities  (at cost)                          164,170           503,503
 Certificates of deposit -over 1 year (at cost)        200,000           200,000
                                                   -----------       -----------
      Total invested assets                       $105,274,618      $103,436,177
                                                   ===========       ===========

The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than eight years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Since inception of the Company, only nine bonds have been sold prior to their maturity or call date. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements are unrealized, and no gains or losses are recognized in the consolidated statements of operations. Unrealized gains and losses are reported as separate components of stockholders' equity, net of any deferred tax effect. As of December 31, 1999, the Company's unrealized losses (net of unrealized gains) before income taxes on its fixed maturity bond portfolio was $1,548,141. As of December 31, 1998, the Company's unrealized gain (net of unrealized losses) was $3,113,908. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio would decrease by approximately $2.6 million. This decrease would not be reflected in the statements of operations except to the extent that the securities are sold.

The Company's short-term investments and certificates of deposit have only minimal interest rate risk. Due to the Company's small investment in equity securities (approximately one half of one percent of total invested assets), the Company has only minimal exposure to equity price risk.


Item 8.  Financial Statements and Supplementary Data

                                INDEX TO

                    CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number
                                                                          ------

Independent Auditors' Report                                                 24

Consolidated Balance Sheets as of December 31, 1999, and
December 31, 1998                                                            25

Consolidated  Statements of Operations for the years ended
December 31, 1999, December 31, 1998, and December 31, 1997                  26

Consolidated  Statements of  Comprehensive  Income for the years
ended December 31, 1999, December 31, 1998, and December 31, 1997            27

Consolidated  Statements of Changes in Stockholders'  Equity for
the years ended December 31, 1999,  December 31, 1998 and
December 31, 1997                                                            28

Consolidated  Statements  of Cash Flows for the years  ended
December  31,  1999,  December  31, 1998,  and December 31, 1997             29

Notes to Consolidated Financial Statements                                   30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unico American Corporation

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG LLP


March 8, 2000

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31        December 31
                                                                                                 1999               1998
                                                                                                 ----               ----
                                                           ASSETS
                                                           ------
Investments
   Available for sale:

     Fixed maturities, at market value (amortized cost:  December 31,
     1999 $99,142,275; December 31, 1998 $96,358,812)                                        $97,594,134         $99,472,720
     Equity securities at market ( cost: December 31, 1999
      $164,170; December 31, 1998 $503,503)                                                       66,000             481,500
   Short-term investments, at cost                                                             5,968,173           6,573,862
                                                                                             -----------         -----------
      Total Investments                                                                      103,628,307         106,528,082
Cash                                                                                             105,439             277,544
Accrued investment income                                                                      2,060,471           2,022,197
Premiums and notes receivable, net                                                             5,496,890           5,922,716
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                       19,850             146,205
   Unpaid losses and loss adjustment expenses                                                  3,964,324           1,139,713
Prepaid reinsurance premiums                                                                      32,438              19,452
Deferred policy acquisition costs                                                              4,338,217           4,665,772
Property and equipment (net of accumulated depreciation)                                         148,667             205,369
Deferred income taxes                                                                          1,541,242             208,976
Other assets                                                                                     642,911             581,617
                                                                                             -----------         -----------
        Total Assets                                                                        $121,978,756        $121,717,643
                                                                                             ===========         ===========
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                   $41,592,489         $41,513,945
Unearned premiums                                                                             16,583,143          18,136,895
Advance premium and premium deposits                                                           2,571,190           2,329,356
Accrued expenses and other liabilities                                                         6,391,137           5,418,459
Income taxes payable                                                                                   -             150,906
                                                                                              ----------          ----------
        Total Liabilities                                                                    $67,137,959         $67,549,561
                                                                                              ----------          ----------
STOCKHOLDERS' EQUITY
---------------------
Common stock, no par - authorized 10,000,000 shares, issued and outstanding shares 6,304,953 at December 31, 1999, and 6,223,424
  at December 31, 1998                                                                        $3,098,389          $2,895,702
Accumulated other comprehensive income (loss)                                                 (1,086,565)          1,998,536
Retained earnings                                                                             52,828,973          49,273,844
                                                                                              ----------          ----------
        Total Stockholders' Equity                                                           $54,840,797         $54,168,082
                                                                                              ----------          ----------
        Total Liabilities and Stockholders' Equity                                          $121,978,756        $121,717,643
                                                                                             ===========         ===========




          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                          1999                  1998                  1997
                                                                          ----                  ----                  ----
REVENUES
--------
Insurance Company Revenues

   Premium earned                                                     $34,693,113           $40,615,417           $42,721,222
   Premium ceded                                                        6,583,752             5,700,222             6,394,328
                                                                       ----------             ---------            ----------
     Net premium earned                                                28,109,361            34,915,195            36,326,894
   Net investment income                                                5,706,945             5,497,323             4,855,580
   Net realized investment gains                                           64,793               247,931                25,093
   Other income                                                             6,978                 1,183                   428
                                                                       ----------             ---------            ----------
        Total Insurance Company Revenues                               33,888,077            40,661,632            41,207,995

Other Revenues from Insurance Operations

     Gross commissions and fees                                         5,634,542             5,607,538             5,740,589
     Investment income                                                    283,942               234,580               140,681
     Finance charges and late fees earned                                 915,940             1,033,479             1,191,503
     Other income                                                          11,756                 7,041                 9,953
                                                                       ----------             ---------            ----------
          Total Revenues                                               40,734,257            47,544,270            48,290,721
                                                                       ----------             ---------            ----------
EXPENSES
--------
Losses and loss adjustment expenses                                    17,027,190            17,593,582            19,288,566
Policy acquisition costs                                                8,362,814             9,497,857            10,562,191
Salaries and employee benefits                                          4,351,550             4,215,753             3,757,959
Commissions to agents/brokers                                           1,305,519             1,043,686             1,035,599
Other operating expenses                                                2,562,295             2,438,494             2,657,373
                                                                       ----------             ---------            ----------
         Total Expenses                                                33,609,368            34,789,372            37,301,688
                                                                       ----------             ---------            ----------
Income Before Taxes                                                     7,124,889            12,754,898            10,989,033

Income Tax Provision                                                    1,993,523             4,046,229             3,334,671
                                                                        ---------             ---------             ---------
         Net Income                                                    $5,131,366            $8,708,669            $7,654,362
                                                                        =========             =========             =========

PER SHARE DATA:
Basic Shares Outstanding                                                6,268,069             6,194,133             6,132,096
Basic Earnings Per Share                                                    $0.82                 $1.41                 $1.25
Diluted Shares Outstanding                                              6,358,607             6,420,580             6,401,359
Diluted Earnings Per Share                                                  $0.81                 $1.36                 $1.20








          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE YEARS ENDED DECEMBER 31

                                                                        1999                  1998                 1997
                                                                        ----                  ----                 ----
Net income                                                           $5,131,366            $8,708,669           $7,654,362
Other changes in comprehensive income
   net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                            (3,060,091)              839,134              480,091
     Less: reclassification adjustment for
        gains included in net income                                    (25,010)              (62,693)                   -
                                                                      ----------            ---------            ---------
            Comprehensive Income                                     $2,046,265            $9,485,110           $8,134,453
                                                                      =========             =========            =========




          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997





                                                                             Accumulated
                                                                                Other
                                               Common Shares Income          Comprehensive
                                           -----------------------------        Income
                                            Issued and                        Gains and            Retained
                                           Outstanding          Amount         (Losses)            Earnings          Total
                                           -----------          ------          ------             --------          -----
Balance - December 31, 1996                  6,028,781        $2,836,422       $742,004           $33,776,993     $37,355,419

Net shares issued for exercise
 of stock options                              124,787             1,636              -                     -           1,636
Shares canceled or adjusted                        138                 -              -                     -               -
Cash dividend paid ($0.07
 per share)                                          -                 -              -              (430,724)       (430,724)
Change in comprehensive
 income, net of deferred
 income tax                                          -                 -        480,091                     -         480,091

Net income                                           -                 -              -             7,654,362       7,654,362
                                             ---------         ---------      ---------            ----------      ----------
Balance - December 31, 1997                  6,153,706         2,838,058      1,222,095            41,000,631      45,060,784
Net shares issued for exercise
 of stock options                               69,439            57,644                                               57,644
Shares canceled or adjusted                        279                 -              -                     -               -
Cash dividend paid ($0.07
 per share)                                          -                 -              -              (435,456)       (435,456)
Change in comprehensive
 income, net of deferred
 income tax                                          -                 -        776,441                     -         776,441
Net income                                           -                 -              -             8,708,669       8,708,669
                                             ---------         ---------      ---------            ----------      ----------
Balance - December 31, 1998                  6,223,424         2,895,702      1,998,536            49,273,844      54,168,082

Net shares issued for exercise
 of stock options                               81,529           202,687              -                     -         202,687
Cash dividend paid ($0.25
 per share)                                          -                 -              -            (1,576,237)     (1,576,237)
Change in comprehensive
 income (loss),net of deferred
 income tax                                                            -     (3,085,101)                    -      (3,085,101)
Net income                                           -                 -              -             5,131,366       5,131,366
                                             ---------         ---------      ---------            ----------      ----------
Balance - December 31, 1999                  6,304,953        $3,098,389    $(1,086,565)          $52,828,973     $54,840,797
                                             =========         =========      =========            ==========      ==========







          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31


                                                                                    1999             1998             1997
                                                                                    ----             ----             ----

Cash flows from operating activities:

   Net income                                                                   $5,131,366        $8,708,669       $7,654,362
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                 97,087            98,585          104,029
      Bond amortization, net                                                       684,548           644,726          579,228
      Net realized (gain) on sale of securities                                    (64,793)         (247,931)         (25,093)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                              387,552         1,267,057        1,130,420
      Reinsurance recoverable                                                   (2,698,256)          184,064        1,611,980
      Prepaid reinsurance premiums                                                 (12,986)          926,111          702,243
      Deferred policy acquisitions costs                                           327,555           220,912           66,401
      Other assets                                                                 (61,293)          255,041         (197,802)
      Reserve for unpaid losses and loss adjustment expenses                        78,544          (490,906)       2,263,986
      Unearned premium reserve                                                  (1,553,752)       (3,536,114)        (447,232)
      Advance premium and premium deposits                                         241,834           238,176            2,083
      Accrued expenses and other liabilities                                       989,912         3,305,659         (300,129)
      Income taxes current/deferred                                                152,708           484,230          267,463
                                                                                 ---------        ----------       ----------
         Net Cash Provided from Operations                                       3,700,026        12,058,279       13,411,939
                                                                                 ---------        ----------       ----------
Investing Activities

   Purchase of fixed maturity investments                                      (12,341,754)      (24,797,224)     (19,934,951)
   Proceeds from maturity of fixed maturity investments                          8,839,250        12,898,500        8,198,000
   Proceeds from sale of fixed maturity investments                                      -         1,041,250          996,856
   Purchase of equity securities - cost                                         (3,758,378)       (3,583,913)      (1,019,500)
   Proceeds from sale of equity securities                                       4,162,504         3,480,043          814,132
   Net increase in short-term investments                                          640,182          (397,102)      (1,236,490)
   Additions to property and equipment                                             (40,385)         (100,245)         (77,766)
                                                                                 ---------        ----------       ----------
         Net Cash (Used) by Investing Activities                                (2,498,581)      (11,458,691)     (12,259,719)
                                                                                 ---------        ----------       ----------
Financing Activities

   Proceeds from issuance of common stock                                          202,687            57,644            1,636
   Repayment of note payable - bank                                                      -                 -         (750,001)
   Dividends paid to shareholders                                               (1,576,237)         (435,456)        (430,724)
                                                                                 ---------          --------        ---------
         Net Cash (Used) by Financing Activities                                (1,373,550)         (377,812)      (1,179,089)
                                                                                 ---------          --------        ---------
Net increase (decrease) in cash                                                   (172,105)          221,776          (26,869)

     Cash at beginning of year                                                     277,544            55,768           82,637
                                                                                   -------           -------           ------
        Cash at End of Year                                                       $105,439          $277,544          $55,768
                                                                                   =======           =======           ======
Supplemental cash flow information Cash paid during the period for:

         Interest                                                                   $1,492           $60,116          $21,950
         Income taxes                                                           $2,114,042        $3,430,000       $2,970,000




          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
------------------
Unico American Corporation is an insurance holding company. Unico American Corporation and its subsidiaries (the "Company"), all of which are wholly owned, provides primarily in California, property, casualty, health and life insurance, and related premium financing.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
---------------------
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). As described in Note 14, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting that differs from generally accepted accounting principles.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While every effort is made to ensure the integrity of such estimates, actual results could differ from those estimates.

Investments
-----------
All of the Company's fixed maturity investments are classified as available-for sale and are stated at market value. Although classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as accumulated other comprehensive income
(loss) which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

The Company had net unrealized investment losses of $1,086,565 as of December 31, 1999, and net unrealized investment gains of $1,998,536 as of December 31, 1998.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------
Fair Value of Financial Instruments
-----------------------------------
The Company has used the following methods and assumptions in estimating its fair value disclosures:

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

Losses and Loss Adjustment Expenses
-----------------------------------
The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for unreported losses and loss adjustment expenses.

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for the Company. The long-tailed nature of liability claims exacerbates that uncertainty. Management has selected target loss and loss expense ratios that it believes are reasonable and reflective of anticipated ultimate experience. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle the liability may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------
Restricted Funds Restricted funds are as follows:

                                                      Year ended December 31
                                                      ----------------------
                                                    1999                 1998
                                                    ----                 ----
      Restricted Funds:
         Premium trust funds (1)                $3,071,696            $2,867,099
         Assigned to state agencies (2)          2,725,000             2,725,000
                                                 ---------             ---------
              Total restricted funds            $5,796,696            $5,592,099
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

Deferred Policy Acquisition Costs
---------------------------------
Policy acquisition costs consist of costs associated with the production of insurance policies such as commissions, premium taxes, and certain other underwriting expenses which vary with and are primarily related to the production of the insurance policy. Policy acquisition costs are deferred and amortized as the related premiums are earned and are limited to their estimated realizable value based on the related unearned premiums plus investment income less anticipated losses and loss adjustment expenses. Ceding commission applicable to the unexpired terms of policies in force are recorded as unearned ceding commission which is included in deferred policy acquisition costs.

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

Segment Reporting
-----------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 for the fiscal year ended December 31, 1998, and has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprise 83.2% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through Crusader, which as of December 31, 1999, is licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Montana, Nevada, Oregon and Washington. Crusader is a multiple line property and casualty insurance company which began transacting business on January 1, 1985. As of December 31, 1999, 97% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses and business property. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail,

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------
water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. Crusader also writes separate commercial property and commercial liability policies.

Revenues, income before income taxes and assets by segment are as follows:

                                                                     Year ended December 31
                                                                     ----------------------

                                                            1999               1998                1997
Revenues                                                    ----               ----                ----
-------
Insurance company operation                              $33,888,077        $40,661,632        $41,207,995
                                                          ----------         ----------         ----------
Other insurance operations                                16,717,884         17,962,867         19,699,853
Intersegment elimination (1)                              (9,871,704)       (11,080,229)       (12,617,127)
                                                           ---------          ---------          ---------
     Total other insurance operations                      6,846,180          6,882,638          7,082,726
                                                          -----------        ----------         ----------
     Total revenues                                      $40,734,257        $47,544,270        $48,290,721
                                                          ==========         ==========         ==========
Income before income taxes
--------------------------
Insurance company operation                               $6,921,533        $11,753,137         $9,086,143
Other insurance operations                                   203,356          1,001,761          1,902,890
                                                          ----------         ----------         ----------
     Total income before income taxes                     $7,124,889        $12,754,898        $10,989,033
                                                          ==========         ==========         ==========
Assets
------
Insurance company operation                             $103,450,995       $104,779,787        $97,075,764
Intersegment eliminations (2)                               (479,933)          (150,097)        (1,475,299)
                                                         -----------        -----------         ----------
     Total Insurance company operation                   102,971,062        104,629,690         95,600,465


Other insurance operations                                19,007,694         17,087,953         17,341,919
                                                         -----------        -----------        -----------
     Total assets                                       $121,978,756       $121,717,643       $112,942,384
                                                         ===========        ===========        ===========
(1)  Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2)  Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.


Stock-Based Compensation
------------------------
Stock-Based Compensation" ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995. The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25, as allowed by SFAS No. 123. Disclosure of stock-based compensation determined in accordance with SFAS No. 123 is presented in Footnote 15. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Recently Issued Accounting Standards
------------------------------------
Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" is effective for financial statements beginning after December 15, 1998. SOP 98-1 requires that the cost of internally developed software be capitalized. There were no costs incurred for software purchased or developed in the year ending December 31, 1999, which were required to be capitalized.

Statement of Position 97-3 (SOP 97-3), "Accounting by Insurance and Other Enterprises for Insurance Related Assessments," is effective for financial statements beginning after December 15, 1998. SOP 97-3 requires that a liability for insurance related assessments be recognized when an assessment is probable, the event obligating the assessment has occurred, and the assessment can be reasonably estimated. The adoption of SOP 97-3 has no material effect on the financial statements.

Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" became effective for fiscal years beginning after June 15, 1999. Statement of Financial Accounting Standards No. 137 (SFAS No. 137) "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that it will have on the consolidated financial statements. The Company will adopt this new Standard on January 1, 2001.


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


NOTE 3 -  INVESTMENTS
---------------------
A summary of net investments and related income is as follows:

Investment income is summarized as follows:

                                                Year ended December 31
                                                ----------------------
                                           1999          1998            1997
                                           ----          ----            ----
      Fixed maturities                 $5,752,154     $5,463,418      $4,694,838
      Equity securities                     1,380          8,095          48,960
      Short-term investments              238,017        260,725         253,053
                                        ---------      ---------       ---------
      Total investment income           5,991,551      5,732,238       4,996,851
      Less investment expenses                664            335             590
                                        ---------      ---------       ---------
           Net investment income       $5,990,887     $5,731,903      $4,996,261
                                        =========      =========       =========

Net realized investment gains and (losses) are summarized as follows:

                                                  Year ended December 31
                                                  ----------------------
                                              1999          1998          1997
                                              ----          ----          ----
      Gross realized gains:
         Fixed maturities                  $      -      $ 78,758        $     -
         Equity securities                  190,169       170,540         25,093
      Gross realized (losses):
         Equity securities                 (125,376)      (1,367)              -
                                            -------       -------         ------
           Net realized investment gains    $64,793      $247,931        $25,093
                                             ======       =======         ======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  INVESTMENTS (continued)
--------------------------------
A summary of the unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

                                                                                     Year ended December 31
                                                                                     ----------------------
                                                                             1999                1998               1997
                                                                             ----                ----               ----
Gross unrealized appreciation:
   Fixed maturities                                                         $363,627          $3,181,405          $1,878,723
Gross unrealized (depreciation):
   Fixed maturities                                                       (1,911,768)            (67,497)            (19,704)
   Equity securities                                                         (98,170)            (39,238)             (7,360)
                                                                           ---------           ---------           ---------
Net unrealized appreciation (depreciation) on investments                 (1,646,311)          3,074,670           1,851,659
Deferred federal income taxes                                                559,746          (1,076,134)           (629,564)
   Net unrealized appreciation (depreciation)                              ---------           ---------           ---------
     net of deferred income taxes                                        $(1,086,565)         $1,998,536          $1,222,095
                                                                           =========           =========           =========

The amortized cost and estimated market value of fixed maturity investments at December 31, 1999, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                  Amortized          Estimated
                                                    Cost            Market Value
                                                    ----            ------------
Due in one year or less                         $ 11,794,279        $11,830,167
Due after one year through five years             73,087,609         72,137,455
Due after five years through ten years            14,260,387         13,626,512
                                                  ----------         ----------
   Total fixed maturities                        $99,142,275        $97,594,134
                                                  ==========         ==========

The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:

                                                                                 Gross             Gross          Estimated
                                                            Amortized          Unrealized        Unrealized        Market
                                                              Cost               Gains             Losses           Value
                                                              ----               -----             ------           ------
December 31, 1999
-----------------
Available for sale:

  Fixed maturities
  ----------------
  Certificates of deposit                                 $   200,000           $      -         $       -      $   200,000
  U.S. treasury securities                                 10,056,163             43,845            24,045       10,075,963
  State and municipal tax-exempt bonds                     28,078,605            266,568               583       28,344,590
  Industrial and miscellaneous taxable bonds               60,807,507             53,214         1,887,140       58,973,581
                                                           ----------            -------         ---------       ----------
     Total fixed maturities                               $99,142,275           $363,627        $1,911,768      $97,594,134
                                                           ==========            =======         =========       ==========

December 31, 1998
-----------------
Available for sale:

  Fixed maturities
  ----------------
  Certificates of deposit                                 $   200,000         $        -           $     -      $   200,000
  U.S. treasury securities                                  9,610,487            487,783                 -       10,098,270
  State and municipal tax-exempt bonds                     34,144,344          1,028,944             9,379       35,163,909
  Industrial and miscellaneous taxable bonds               52,403,981          1,664,678            58,118       54,010,541
                                                           ----------          ---------            ------       ----------
     Total fixed maturities                               $96,358,812         $3,181,405           $67,497      $99,472,720
                                                           ==========          =========            ======       ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  INVESTMENTS (continued)
--------------------------------
Short-term investments have an initial maturity of one year or less and consist of the following:

                                                        Year ended December 31
                                                        ----------------------
                                                        1999              1998
                                                        ----              ----
Certificates of deposit                                 425,000      $   425,000
Commercial paper                                      2,675,000        3,425,000
Commercial bank money market accounts                 2,055,254          694,834
U.S. government obligation money market fund             78,799        1,290,108
Short-term U.S. treasury note                           731,281          735,346
Savings account                                           2,839            3,574
                                                      ---------        ---------
   Total short-term investments                      $5,968,173       $6,573,862
                                                      =========        =========


NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
----------------------------------------------------------------
Property and equipment consist of the following:
                                                        Year ended December 31
                                                        ----------------------
                                                        1999              1998
                                                        ----              ----
Furniture, fixtures, computer, office,
  and transportation equipment                       $2,329,113       $2,304,799
Accumulated depreciation                              2,180,446        2,099,430
                                                      ---------        ---------
   Net property and equipment                        $  148,667       $  205,369
                                                        =======          =======


NOTE 5 - PREMIUMS AND NOTES RECEIVABLE, NET
-------------------------------------------
Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.
                                                    Year ended December 31
                                                    ----------------------
                                                 1999                    1998
                                                 ----                    ----
Premiums receivable                           $1,615,238              $1,553,977
Premium finance notes receivable               3,903,586               4,388,900
                                               ---------               ---------
   Total premiums and notes receivable         5,518,824               5,942,877
Less allowance for doubtful accounts              21,934                  20,161
                                               ---------               ---------
   Net premiums and notes receivable          $5,496,890              $5,922,716
                                               =========               =========

Bad debt expense for the fiscal year ended December 31, 1999, and the fiscal year ended December 31, 1998, was $20,736 and $25,736, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.


NOTE 6 - DEFERRED POLICY ACQUISITION COSTS
------------------------------------------
Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs which are related to and vary with the production of Crusader Insurance
Company policies. These costs are incurred by Crusader and include allocated expenses of other Unico subsidiaries. Policy acquisition costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DEFERRED POLICY ACQUISITION COSTS (continued)
------------------------------------------------------

                                                                                       Year ended December 31
                                                                                       ----------------------
                                                                                1999              1998              1997
                                                                                ----              ----              ----
Deferred policy acquisition costs at beginning of year                       $4,665,772        $4,886,684        $4,953,085
Policy acquisition costs incurred during year                                 8,035,259         9,276,945        10,495,790
Policy acquisition costs amortized during year                               (8,362,814)       (9,497,857)      (10,562,191)
                                                                              ---------         ---------        ----------
   Deferred policy acquisition costs at end of year                          $4,338,217        $4,665,772        $4,886,684
                                                                              =========         =========         =========



NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------
The following table provides an analysis of the rollforward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                     Year ended December 31
                                                                                     ----------------------
                                                                             1999               1998               1997
                                                                             ----               ----               ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                               $40,374,232        $40,591,248        $37,111,846
                                                                            ---------         ----------         ----------
Incurred losses and loss adjustment expenses
   Provision for insured events of current year                            18,268,710         22,454,229         23,564,325
   (Decrease) in provision for events of prior years (*)                   (1,241,520)        (4,860,647)        (4,275,759)
                                                                           ----------         ----------         ----------
     Total losses and loss adjustment expenses                             17,027,190         17,593,582         19,288,566
                                                                           ----------         ----------         ----------
Payments

Losses and loss adjustment expenses attributable to
  insured events of the current year                                        4,380,090          5,132,952          4,812,268
Losses and loss adjustment expenses attributable to
  insured events of prior years                                            15,393,167         12,677,646         10,996,896
                                                                           ----------         ----------         ----------
     Total payments                                                        19,773,257         17,810,598         15,809,164
                                                                           ----------         ----------         ----------
 Reserve for unpaid losses and loss adjustment expenses
      at end of year - net of reinsurance                                 $37,628,165        $40,374,232        $40,591,248

Reinsurance recoverable on unpaid losses and loss
     adjustment expenses at end of year                                     3,964,324          1,139,713          1,413,603
                                                                            ---------         ----------         ----------
Reserve for unpaid losses and loss adjustment expenses at
     end of year per balance sheet - gross of reinsurance (**)            $41,592,489        $41,513,945        $42,004,851
                                                                           ==========         ==========         ==========

 (*) Decreases in incurred losses and loss adjustment expenses related to the indicated prior years reflect favorable loss experience during these years attributable to a number of combined factors which have produced favorable frequency and severity trends in recent years. In addition, actuarial assumptions based on historical trends have proven to be conservative. The above table shows favorable loss development decreased to $1,241,520 in 1999 from $4,860,647 in 1998. The decrease was primarily due to an increase in prior years losses incurred in 1999, which was greater than the prior years losses experienced in 1998. The methodology used by the Company in determining 1999 case reserves and IBNR is consistent with prior years.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - CLAIMS AND LITIGATION
------------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is also required to resort to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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


NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES
-----------------------------------------------
Accrued expenses and other liabilities consist of the following:

                                                         Year ended December 31
                                                         ----------------------
                                                          1999           1998
                                                          ----           ----
      Premium payable                                  $5,208,491     $3,994,888
      Unearned claim adjusting income                     300,000        300,000
      Profit sharing contributions                        406,667        359,948
      Accrued salaries                                    469,721        441,427
      Other                                                 6,258        322,196
                                                        ---------      ---------
       Total accrued expenses and other liabilities    $6,391,137     $5,418,459
                                                        =========      =========


NOTE 10 - NOTE PAYABLE - BANK
-----------------------------
Unico has a $2,000,000 line of credit with Union Bank. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 5, 2000, at which time it is expected to be renewed. As of December 31, 1999 and 1998, no amounts were borrowed.


NOTE 11 - LEASE COMMITMENT
--------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for the year ended December 31, 1999; $1,025,952 for the year ended December 31, 1998; and $1,025,952 for the year ended December 31, 1997.

The lease provides for the following minimum annual rental commitments:

      Year ending

      December 31, 2000                                   $1,025,952
      December 31, 2001                                   $1,025,952
      December 31, 2002                                   $1,025,952
      December 31, 2003                                   $1,025,952
      December 31, 2004 (through March 31, 2007)          $3,334,344
                                                           ---------
           Total minimum payments                         $7,438,152
                                                           =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - LEASE COMMITMENT (continued)
-------------------------------------
Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building. On February 22, 1995, the Company signed an extension to the lease with no increase in rent to March 31, 2007. The Company believes that the terms of the lease at inception and at the time the lease extension was signed were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases.


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

In 1999, Crusader had reinsurance agreements with General Reinsurance Corporation, a California admitted reinsurer. In 1998, Crusader had reinsurance agreements with National Reinsurance Corporation (acquired by General
Reinsurance Corporation in 1996) and NAC Reinsurance Corporation, both California admitted reinsurers. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 79% of the premium is ceded to participating catastrophe reinsurers that are admitted in
California. Any catastrophe loss ceded to the reinsurer not admitted in California requires the reinsurer to immediately obtain a non-cancelable (Evergreen) letter of credit covering their ceded outstanding loss including any IBNR. Crusader's retention increased from $150,000 to $250,000 per risk on July 1, 1997. This retention is subject to a maximum dollar amount and to catastrophe and clash covers. The catastrophe and clash covers (subject to a maximum occurrence and annual aggregate amount) help protect the Company from one loss occurrence affecting multiple policies. Prior to January 1, 1998, National Reinsurance Corporation charged a provisional rate on exposures up to $500,000 that is subject to adjustment and is based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisional rated treaty was canceled and replaced by a flat rated treaty on January 1, 1998.

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

The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                               Year ended December 31
                                               ----------------------
                                          1999            1998         1997
                                          ----            ----         ----
Premiums written:
   Direct business                    $33,139,361     $37,079,303   $42,273,990
   Reinsurance assumed                          -               -             -
   Reinsurance ceded                  $(6,595,440)    $(2,952,340)  $(6,687,944)

Premiums earned:
   Direct business                    $34,693,113     $40,615,417   $42,721,222
   Reinsurance assumed                          -               -             -
   Reinsurance ceded                  $(6,583,752)    $(5,700,222)  $(6,394,328)

Incurred losses and loss
 adjustment expenses:
   Direct                             $23,189,173     $20,557,887   $26,415,828
   Assumed                                      -               -             -
   Ceded                              $(6,161,983)    $(2,964,305)  $(7,127,262)

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

Contributions to the plan were as follows:

      Year ended December 31, 1999                  $653,389
      Year ended December 31, 1998                  $563,160
      Year ended December 31, 1997                  $545,906


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

Crusader Insurance Company statutory capital and surplus are as follows:

        As of December 31, 1999                     $40,952,456
        As of December 31, 1998                     $37,611,089

Crusader Insurance Company statutory net income is as follows:

        Year ended December 31, 1999                 $5,404,526
        Year ended December 31, 1998                 $8,243,434
        Year ended December 31, 1997                 $6,658,352

The Company believes that Crusader's statutory capital and surplus were sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. The maximum dividend that may be made without prior approval as of December 31, 1999, is $5,404,526. After taking into account the dividends paid by Crusader to its parent in 1999 of $2,000,000, the remaining dividend which may be made without prior approval as of December 31, 1999, was $3,404,526.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INCENTIVE STOCK PLANS
-------------------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covered an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of December 31, 1999, there were 101,415 options outstanding, and all are currently exercisable. Options granted under this plan had a life of either 5 or 10 years and had a vesting period of from immediate to 9 years. All options were granted at fair market value. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. On August 26, 1999, the Company granted 135,000 options which are all outstanding as of December 31, 1999. These options expire ten years from the date of the grant and are not exercisable prior to September 1, 2000. Options covering 10,000 or less shares become exercisable at the rate of 2,500 share per year commencing September 1, 2000; and options covering more than 10,000 shares become exercisable at the rate of 5,000 share per year commencing September 1, 2000. None of the 135,000 options outstanding under the 1999 stock option plan are currently exercisable.

As explained in Note 1, the Company applies APB Opinion No. 25 in accounting for its incentive stock option plan. Accordingly, no compensation cost has been recognized in the statements of operations. Had compensation cost for the Company Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's 1999 net income would have been reduced by $135,453. Net income for 1998 and 1997 were not affected. In addition, 1999 earnings per share (basic and diluted) would have been reduced by $0.02. Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-price model with the following weighted average assumptions used for the 1999 grant: dividend yield 2.46%, expected volatility of 43%, expected lives of 10 years, and risk-free interest rates of 6.09%.

The changes in the number of common shares under option are summarized as follows:

                                                               Weighted Average
                                                Options         Exercise Price
                                                -------         --------------
    Outstanding at December 31, 1996            560,699             $3.632
       Options granted                                -                  -
       Options exercised                       (186,751)            $3.495
       Options terminated                             -                  -
                                                -------
    Outstanding at December 31, 1997            373,948             $3.700
       Options granted                             -                     -
       Options exercised                        (90,082)            $3.455
       Options terminated                       (89,320)            $3.500
                                                 ------
    Outstanding at December 31, 1998            194,546             $3.592
       Options granted                          135,000             $9.250
       Options exercised                        (93,131)            $3.691
       Options terminated                             -                  -
                                                -------
    Outstanding at December 31, 1999            236,415             $6.780
                                                =======
The weighted average fair value of options granted during 1999 was $4.30. No options were granted in 1998 or 1997. Options exercisable were 101,415 at December 31, 1999, at a weighted average exercise price of $3.50; 194,546 at December 31, 1998, at a weighted average exercise price of $3.59; and 275,046 at December 31, 1997, at a weighted average exercise price of $3.69.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INCENTIVE STOCK PLANS (continued)
-------------------------------------------
The  following  table  summarizes   information   regarding  the  stock  options
outstanding at December 31, 1999:

                           Weighted     Weighted                    Weighted
                            Average     Average                      Average
                           Remaining    Exercise                     Exercise
               Number of  Contractual   Price of      Number of     Price of
    Exercise    Options      Life        Options       Options       Options
     Price    Outstanding  (Years)     Outstanding   Exercisable   Exercisable
     -----    -----------   -----      -----------   -----------   -----------
     $3.50      101,415      1.46         $3.50        101,415         $3.50
     $9.25      135,000      9.65         $9.25              -             -


NOTE 16 - TAXES ON INCOME
-------------------------
The provision for taxes on income consists of the following:

                                                  Year ended December 31
                                                  ----------------------
                                            1999          1998           1997
                                            ----          ----           ----
        Current provision:
           Federal                       $1,668,332    $3,516,390     $2,900,181
           State                             21,577       179,521        184,020
                                          ---------     ---------      ---------
             Total federal and state      1,689,909     3,695,911      3,084,201
        Deferred                            303,614       350,318        250,470
                                          ---------     ---------      ---------
             Provision for taxes         $1,993,523    $4,046,229     $3,334,671
                                          =========     =========      =========

The income tax provision reflected in the consolidated statements of operations is less than the expected federal income tax on income as shown in the table below:
                                                Year ended December 31
                                               -----------------------
                                            1999          1998          1997
                                            ----          ----          ----
   Computed tax expense                  $2,422,462    $4,336,665    $3,736,270
   Tax effect of:
     Tax exempt income                     (425,963)     (490,783)     (522,813)
     Dividend exclusion                        (279)       (1,638)       (9,905)
     Other                                  (23,334)       23,525       (54,971)
     State income tax expense                20,637       178,460       186,090
                                          ---------     ---------     ---------
       Tax per financial statement       $1,993,523    $4,046,229    $3,334,671
                                          =========     =========     =========

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                        Year ended December 31
                                                        ----------------------
                                                         1999           1998
                                                         ----           ----
      Deferred tax assets:
         Discount on loss reserves                    $1,371,087      $1,682,596
         Unearned premiums                             1,125,191       1,291,298
         Unrealized loss on investments                  559,745               -
          Other                                          153,968               -
                                                       ---------       ---------
           Total deferred tax assets                  $3,209,991      $2,973,894
                                                       ---------       ---------
      Deferred tax liabilities:
         Deferred acquisition costs                   $1,474,995      $1,633,021
         Discount on salvage and subrogation               7,944           8,493
         Unrealized gain on investments                        -       1,076,135
         Other                                           185,810          47,269
                                                       ---------       ---------
           Total deferred tax liabilities             $1,668,749      $2,764,918
                                                       ---------       ---------
           Net deferred tax assets                    $1,541,242        $208,976
                                                       =========         =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - TAXES ON INCOME (continued)
------------------------------------
Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in the states of Arizona, California, Colorado, Montana, Nevada, Oregon, and Washington. The premium tax is in lieu of state franchise taxes; thus, the above provision for state taxes does not include the premium tax.


NOTE 17 - EARNINGS PER SHARE
----------------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                                            Year ended December 31
                                                                            ----------------------
                                                                   1999               1998                 1997
                                                                   ----               ----                 ----
Basic Earnings Per Share
------------------------
Net income numerator                                           $5,131,366          $8,708,669           $7,654,362
                                                                =========           =========            =========
Weighted average shares outstanding
  denominator                                                   6,268,069           6,194,133            6,132,096
                                                                =========           =========            =========
 Per share amount                                                   $0.82               $1.41                $1.25

Diluted Earnings Per Share
--------------------------
 Net income numerator                                          $5,131,366          $8,708,669           $7,654,362
                                                                =========           =========            =========
 Weighted average shares outstanding                            6,268,069           6,194,133            6,132,096
 Effect of diluted securities                                      90,538             226,447              269,263
                                                                ---------           ---------            ---------
 Diluted shares outstanding denominator                         6,358,607           6,420,580            6,401,359
                                                                =========           =========            =========
 Per share amount                                                   $0.81               $1.36                $1.20


NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 1999 and 1998 is set forth below:

                                                                       Comparable Period by Quarter Ended
                                                                       -----------------------------------
                                                      March 31            June 30         September 30      December 31
       Calendar Year 1999                             --------            -------         ------------      -----------
       ------------------
       Total revenues                               $10,600,597         $10,091,867        $9,543,628        $10,498,165
       Income before taxes                            2,909,628           1,973,378         1,473,196            768,687
       Net income                                     2,031,762           1,435,128         1,057,642            606,834
       Earnings per share:
            Basic                                         $0.33               $0.23             $0.17              $0.10
            Diluted                                       $0.32               $0.23             $0.17              $0.10



       Calendar Year 1998
       ------------------
       Total revenues                               $12,477,544         $11,811,421       $11,804,173        $11,451,132
       Income before taxes                            3,125,463           3,291,037         3,177,009          3,161,389
       Net income                                     2,163,710           2,184,110         2,179,796          2,181,053
       Earnings per share:
            Basic                                         $0.35               $0.35             $0.35              $0.35
            Diluted                                       $0.34               $0.34             $0.34              $0.34


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------
None


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

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------

(a)  Financial Statements and Schedules Filed as a Part of this Report:

1.  Financial statements:
       The consolidated financial statements for the fiscal year ended December 31, 1999, are contained herein as listed in the index to consolidated financial statements on page 23.

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

   10.6 1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders hold June 4, 1999). (*)

   21    Subsidiaries of Registrant.  (Incorporated  herein by reference to
         Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984).
   27    Financial Data Schedule

         (*) Indicates management contract or compensatory plan or arrangement.

 (b)  Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  23, 2000                             UNICO AMERICAN CORPORATION



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

   Signature                          Title                           Date
   ---------                          -----                           ----
   /s/ ERWIN CHELDIN           Chairman of the Board,             March 23, 2000
   -----------------           President and Chief
   Erwin Cheldin               Executive Officer,
                               (Principal Executive Officer)

   /s/ LESTER A. AARON         Treasurer, Chief Financial         March 23, 2000
   -------------------         Officer and Director
   Lester A. Aaron             (Principal Accounting and
                               Principal Financial Officer)

   /s/ CARY L. CHELDIN         Executive Vice President           March 23, 2000
   -------------------         and Director
   Cary L. Cheldin

   /s/ GEORGE C. GILPATRICK    Vice President, Secretary          March 23, 2000
   ------------------------    and Director
   George C. Gilpatrick

   /s/ ROGER H. PLATTEN        Vice President and Director        March 23, 2000
   --------------------
   Roger H. Platten

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unico American Corporation

Under date of March 8, 2000, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, as contained in the annual report on the Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statements referred to above present fairly, when considered in relation to the basic consolidated financial statements taken as a whole, in all material respects, the information set forth therein.


KPMG LLP

March 8, 2000

SCHEDULE I

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1999


Column A                                          Column B             Column C             Column D
--------                                         --------             --------             ---------
                                                                                        Amount at which
                                                                                         shown in the
Type of Investment                                 Cost                 Value            Balance Sheet
------------------                                 ----                 -----            -------------
Fixed maturities:
   U.S. treasury securities                    $ 10,056,163         $ 10,075,963         $ 10,075,963
   State and municipal tax exempt bonds          28,078,605           28,344,590           28,344,590
   Industrial and miscellaneous bonds            60,807,507           58,973,581           58,973,581
   Certificates of deposit                          200,000              200,000              200,000
                                                 ----------           ----------           ----------
     Total fixed maturities                      99,142,275           97,594,134           97,594,134
Equity securities                                   164,170               66,000               66,000
Short-term investments                            5,968,173            5,968,173            5,968,173
                                                -----------          -----------          -----------
     Total investments                         $105,274,618         $103,628,307         $103,628,307
                                                ===========          ===========          ===========

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY

                                                                                              December 31         December 31
                                                                                                  1999               1998
                                                                                                  ----               ----
                                                            ASSETS
                                                            ------
Investments
 Available for sale:

 Short-term investments                                                                           100,000          1,750,000
     Total Investments                                                                          2,584,687          2,752,401
Cash                                                                                               27,736             20,864
Accrued investment income                                                                          46,081             28,967
Investments in subsidiaries                                                                    65,443,692         60,382,968
Property and equipment (net of accumulated depreciation)                                          148,667            205,369
Other assets                                                                                       85,557            104,129
                                                                                               ----------         ----------
     Total Assets                                                                             $68,336,420        $63,494,698
                                                                                               ==========         ==========
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
LIABILITIES
-----------
Accrued expenses and other liabilities                                                           $793,758           $797,019
Payables to subsidiaries (net of receivables)                                                  12,701,865          8,378,991
Income taxes payable                                                                                    -            150,606
                                                                                               ----------         ----------
     Total Liabilities                                                                        $13,495,623         $9,326,616
                                                                                               ----------          ---------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                                                   $3,098,389         $2,895,702
Net unrealized investment gains (losses)                                                       (1,086,565)         1,998,536
Retained earnings                                                                              52,828,973         49,273,844
                                                                                               ----------         ----------
     Total Stockholders' Equity                                                               $54,840,797        $54,168,082
                                                                                               ----------         ----------

Total Liabilities and Stockholders' Equity                                                    $68,336,420        $63,494,698
                                                                                               ==========         ==========






The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31

                                                        1999               1998               1997
                                                        ----               ----               ----
REVENUES
--------
General and administrative expenses
   allocated to subsidiaries                         $5,273,146         $4,863,910         $5,036,332
Net investment income                                   143,215            210,071            150,292
Other income                                             10,755              6,031              9,401
                                                      ---------          ---------          ---------
     Total Revenue                                    5,427,116          5,080,012          5,196,025
                                                      ---------          ---------          ---------
EXPENSES
--------
General and administrative expenses                   5,356,474          5,018,162          5,109,898
                                                      ---------          ---------          ---------
Income before equity in net income
  of subsidiaries                                        70,642             61,850             86,127
Equity in net income of subsidiaries                  5,060,724          8,646,819          7,568,235
                                                      ---------          ---------          ---------
     Net Income                                      $5,131,366         $8,708,669         $7,654,362
                                                      =========          =========          =========

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends from Crusader of $2,000,000 in the year ended December 31, 1999; $1,500,000 in the year ended December 31, 1998; and $1,500,000 in the year ended December 31, 1997.





The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
                            FOR THE YEARS ENDED DECEMBER 31


                                                                            1999               1998               1997
                                                                            ----               ----               ----
Cash flows from operating activities:

   Net income                                                            $5,131,366          $8,708,669         $7,654,362

   Adjustments to reconcile net income to net cash
    from operations
      Undistributed equity in net (income) of subsidiaries               (5,060,724)         (8,646,819)        (7,568,235)
      Depreciation and amortization                                          96,334              98,030            104,029
      Accrued expenses and other liabilities                               (153,869)           (159,081)            (7,941)
      Accrued investment income                                             (17,114)            (23,624)            (5,343)
      Other assets                                                           18,575               1,474             (2,353)
                                                                             ------              ------            -------
         Net cash provided (used) from operations                            14,568             (21,351)           174,519
                                                                             ------              ------            -------
Cash flows from investing activities
   Purchase of fixed maturity investments                                (1,498,875)           (998,781)                 -
   (Increase) decrease in short-term investments                          1,650,000            (550,000)        (1,200,000)
   Additions to property and equipment                                      (40,385)           (100,245)           (77,766)
                                                                            -------           ---------          ---------
         Net cash provided (used) by investing activities                   110,740          (1,649,026)        (1,277,766)
                                                                            -------           ---------          ---------
Cash flows from financing activities
   Proceeds from issuance of common stock                                   202,687              57,644              1,636
   Dividends paid to shareholders                                        (1,576,237)           (435,456)          (430,724)
   Net change in payables and receivables from subsidiaries               1,255,114           2,049,114          1,522,949
                                                                          ---------           ---------          ---------
         Net cash provided (used) by financing activities                  (118,436)          1,671,302          1,093,861
                                                                            --------          ---------          ---------

Net increase (decrease) in cash                                               6,872                 925             (9,386)

Cash at beginning of year                                                    20,864              19,939             29,325
                                                                             ------              ------             ------
Cash at end of year                                                         $27,736             $20,864            $19,939
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

SCHEDULE III

                  UNICO AMERICAN CORPORATION
                       AND SUBSIDIARIES
              SUPPLEMENTARY INSURANCE INFORMATION



                                        Future                                                  Beneifts,     Amortization
                        Deferred       Benefits,                                                 Claims,      of Deferred
                         Policy         Losses,                                      Net       Losses and        Policy
                       Acquisition     and Loss       Unearned      Premium       Investment    Settlement     Acquisition
                          Cost         Expenses       Premiums      Revenue         Income       Expenses         Costs
                          ----         -------        --------      -------         ------       --------         -----


Year Ended
December 31, 1999
Property &
Casualty                $4,338,217    $41,592,489    $16,583,143    $28,109,361    $5,706,945    $17,027,190     $8,362,814

Year Ended
December 31, 1998
Property &
Casualty                $4,665,772    $41,513,945    $18,136,895    $34,915,195    $5,497,323    $17,593,582     $9,497,857

Year Ended
December 31, 1997
Property &
Casualty                $4,886,684    $42,004,851    $21,673,009    $36,326,894    $4,855,580    $19,288,566    $10,562,191




                          Other
                        Operating      Premium
                          Costs        Written
                          -----        -------

Year Ended
December 31, 1999
Property &
Casualty                $1,949,865    $26,543,921

Year Ended
December 31, 1998
Property &
Casualty                $1,663,214    $34,126,963

Year Ended
December 31, 1997
Property &
Casualty                $1,855,589    $35,586,046



SCHEDULE IV

                                  UNICO AMERICAN CORPORATION
                                        AND SUBSIDIARIES

                                         REINSURANCE

                                      Ceded to        Assumed                   Percentage of
                           Gross        Other       from Other      Net         Amount Assumed
                          Amount      Companies      Companies     Amount           to Net
                          ------      ---------      ---------     ------           ------

Year Ended
December 31, 1999
Property & Casualty     $34,693,113   $6,583,752            -    $28,109,361            -

Year Ended
December 31, 1998
Property & Casualty     $40,615,417   $5,700,222            -    $34,915,195            -

Year Ended
December 31, 1997
Property & Casualty     $42,721,222   $6,394,328            -    $36,326,894            -



SCHEDULE VI

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY
                              INSURANCE OPERATIONS


                                                                                                               Claims and
                                  Reserves for                                                                    Claim
                                     Unpaid       Discount                                                      Adjustment
                       Deferred      Claims        if Any,                                                   Expenses Incurred
Affiliation             Policy      and Claim     Deducted                                      Net             Related to
   with               Acquisition   Adjustment       in          Unearned        Earned      Investment     (1) Current Year
Registrant               Costs       Expenses     Column C       Premiums       Premiums       Income       (2) Prior Year
    (A)                   (B)           (C)          (D)            (E)            (F)          (G)               (H)
-----------------------------------------------------------------------------------------------------------------------------
Company &
Consolidated
Subsidiaries

Year Ended

December 31, 1999     $4,338,217     $41,592,489           -     $16,583,143    $28,109,361    $5,706,945     $18,268,710  (1)
                                                                                                              $(1,241,520) (2)


December 31,1998      $4,665,772     $41,513,945           -     $18,136,895    $34,915,195    $5,497,323     $22,454,229  (1)
                                                                                                              $(4,860,647) (2)


December 31,1997      $4,886,684     $42,004,851           -     $21,673,009    $36,326,894    $4,855,580     $23,564,325  (1)
                                                                                                              $(4,275,759) (2)



                      Amortization
                      of Deferred    Paid Claims
                         Policy       and Claim
                       Acquisition    Adjustment       Premiums
                          Costs        Expenses        Written
                           (I)           (J)             (K)
-----------------------------------------------------------------

Company &
Consolidated
Subsidiaries

Year Ended

December 31, 1999       $8,362,814     $19,773,257     $26,543,921



December 31,1998        $9,497,857     $17,810,598     $34,126,963



December 31,1997       $10,562,191     $15,809,164     $35,586,046
