Form 10-Q
period 2000-03-31
UNICO AMERICAN CORP
filed 2000-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

         For the quarterly period from January 1, 2000 to March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    6,304,965
         Number of shares of common stock outstanding as of May 12, 2000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  March 31         December 31
                                                                                    2000              1999
                                                                                    ----              ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  March 31,
        2000  $98,199,836; December 31, 1999  $99,142,275)                       $96,345,929       $ 97,594,134

      Equity securities at market (cost: March 31, 2000
         $164,170; December 31, 1999  $164,170)                                       55,500             66,000
   Short-term investments, at cost                                                 5,691,832          5,968,173
                                                                                 -----------        -----------
      Total Investments                                                          102,093,261        103,628,307
Cash                                                                                 232,962            105,439
Accrued investment income                                                          1,633,599          2,060,471
Premiums and notes receivable, net                                                 5,809,661          5,496,890
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                          467,596             19,850
   Unpaid losses and loss adjustment expenses                                      5,613,313          3,964,324
Prepaid reinsurance premiums                                                          29,682             32,438
Deferred policy acquisition costs                                                  4,403,214          4,338,217
Property and equipment (net of accumulated depreciation)                             139,557            148,667
Deferred income taxes                                                              1,593,642          1,541,242
Other assets                                                                         503,065            642,911
                                                                                 -----------        -----------
     Total Assets                                                               $122,519,552       $121,978,756
                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Unpaid losses and loss adjustment expenses                                       $42,180,237        $41,592,489
Unearned premiums                                                                 16,737,805         16,583,143
Advance premium and premium deposits                                               2,563,717          2,571,190
Accrued expenses and other liabilities                                             5,770,723          6,391,137
Dividends payable                                                                    945,745                  -
                                                                                  ----------         ----------
    Total Liabilities                                                            $68,198,227        $67,137,959
                                                                                  ----------         ----------

STOCKHOLDERS' EQUITY

Common stock,  no par - authorized  10,000,000  shares;  issued and  outstanding
   shares 6,304,965 at March 31, 2000, and 6,304,953 at December 31, 1999         $3,098,389         $3,098,389
Accumulated other comprehensive loss                                              (1,295,301)        (1,086,565)
Retained earnings                                                                 52,518,237         52,828,973
                                                                                  ----------         ----------
  Total Stockholders' Equity                                                     $54,321,325        $54,840,797
                                                                                  ----------         ----------

  Total Liabilities and Stockholders' Equity                                    $122,519,552       $121,978,756
                                                                                 ===========        ===========



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   Three Months Ended March 31
                                                                                   ---------------------------
                                                                                     2000               1999
                                                                                     ----               ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                                                               $8,116,552         $8,908,324
     Premium ceded                                                                 1,339,506          1,416,796
                                                                                   ---------          ---------
          Net premium earned                                                       6,777,046          7,491,528
     Net investment income                                                         1,431,490          1,416,410
     Net realized investment (losses)                                                      -               (625)
     Other income                                                                      5,035                  -
                                                                                   ---------          ---------
          Total Insurance Company Revenues                                         8,213,571          8,907,313

Other Revenues from Insurance Operations
     Gross commissions and fees                                                    1,414,352          1,392,421
     Investment income                                                                92,667             64,849
     Finance charges and late fees earned                                            207,134            232,890
     Other income                                                                      1,562              3,124
                                                                                   ---------         ----------
          Total Revenues                                                           9,929,286         10,600,597
                                                                                   ---------         ----------

EXPENSES
--------
Losses and loss adjustment expenses                                                4,950,539          3,379,802
Policy acquisition costs                                                           2,103,351          2,217,491
Salaries and employee benefits                                                     1,081,561          1,115,822
Commissions to agents/brokers                                                        333,128            318,002
Other operating expenses                                                             632,392            659,852
                                                                                   ---------          ---------
          Total Expenses                                                           9,100,971          7,690,969
                                                                                   ---------          ---------

Income Before Taxes                                                                  828,315          2,909,628

Income Tax Provision                                                                 193,306            877,866
                                                                                     -------          ---------
          Net Income                                                                $635,009         $2,031,762
                                                                                     =======          =========



PER SHARE DATA
--------------
Basic Shares Outstanding                                                           6,304,965          6,224,125
Basic Earnings Per Share                                                               $0.10              $0.33

Diluted Shares Outstanding                                                         6,348,793          6,353,779
Diluted Earnings Per Share                                                             $0.10              $0.32



            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31
                                                                                   ---------------------------
                                                                                      2000               1999
                                                                                      ----               ----
Net income                                                                          $635,009         $2,031,762
Other changes in comprehensive income net of tax:
   Unrealized  (losses) on securities classified as available-for-sale
      arising during the period                                                     (208,736)          (991,696)
   Less: reclassification adjustment for gains included in net income                      -             86,335
                                                                                     -------          ---------
          Comprehensive Income                                                      $426,273         $1,126,401
                                                                                     =======          =========




            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                       FOR THE THREE MONTHS ENDED MARCH 31


                                                                                      2000              1999
                                                                                      ----              ----
Cash Flows from Operating Activities
   Net income                                                                       $635,009         $2,031,762
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                   15,647             18,696
      Bond amortization, net                                                         150,779            188,439
      Net realized loss on sale of securities                                              -                625
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                114,101            (38,983)
      Reinsurance recoverable                                                     (2,096,735)        (1,232,353)
      Prepaid reinsurance premiums                                                     2,756              2,063
      Deferred policy acquisitions costs                                             (64,997)            62,110
      Other assets                                                                   139,846             10,904
      Reserve for unpaid losses and loss adjustment expenses                         587,748            (58,296)
      Unearned premium reserve                                                       154,662           (182,429)
      Advance premium and premium deposits                                            (7,473)           155,104
      Accrued expenses and other liabilities                                        (620,414)           741,279
      Income taxes current/deferred                                                   55,130            691,980
                                                                                     -------          ---------
          Net Cash Provided (Used) from Operations                                  (933,941)         2,390,901
                                                                                     -------          ---------

Investing Activities
     Purchase of fixed maturity investments                                       (1,954,140)        (4,021,750)
     Proceeds from maturity of fixed maturity investments                          2,735,600          1,510,000
     Purchase of equity securities - cost                                                  -         (3,176,206)
     Proceeds from sale of equity securities                                               -          2,896,835
     Net increase in short-term investments                                          286,541            471,801
     Additions to property and equipment                                              (6,537)            (3,139)
                                                                                   ---------          ---------
          Net Cash Provided (Used) by Investing Activities                         1,061,464         (2,322,459)
                                                                                   ---------          ---------

Financing Activities
     Proceeds from issuance of common stock                                                -                 24
                                                                                                             --
          Net Cash Provided by Financing Activities                                        -                 24
                                                                                                             --

Net Increase in Cash                                                                 127,523             68,466
Cash at beginning of period                                                          105,439            277,544
                                                                                     -------            -------
          Cash at End of Period                                                     $232,962           $346,010
                                                                                     =======            =======

Supplemental Cash Flow Information Cash paid during the period for:

          Interest                                                                       $ -             $1,338
          Income taxes                                                                   $25           $175,000






            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of March 31, 2000, there were 101,415 options outstanding and all are currently exercisable. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan also provides, among other things, for the grant of incentive options to officers and key employees. The plan covers an aggregate of 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of March 31, 2000, there were 135,000 options outstanding under this plan. None of the 135,000 options outstanding under the 1999 stock option plan are currently exercisable.


NOTE 3 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999:

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       2000             1999
                                                       ----             ----
Basic Earnings Per Share
------------------------
Net income numerator                                 $635,009        $2,031,762

Weighted average shares outstanding denominator     6,304,965         6,224,125

     Per share amount                                   $0.10             $0.33

Diluted Earnings Per Share
--------------------------
Net income numerator                                 $635,009        $2,031,762

Weighted average shares outstanding                 6,304,965         6,224,125
Effect of diluted securities                           43,828           129,654
                                                    ---------         ---------
Diluted shares outstanding denominator              6,348,793         6,353,779
                                                    ---------         ---------

     Per share amount                                   $0.10             $0.32


NOTE 4 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company ("Crusader"), as its primary reporting segment. Revenues from this segment comprise 83% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       2000             1999
                                                       ----             ----
Revenues
--------
Insurance company operation                        $8,213,571        $8,907,313

Other insurance operations                          4,183,349         4,301,613
Intersegment elimination (1)                       (2,467,634)       (2,608,329)
                                                    ---------         ---------
   Total other insurance operations                 1,715,715         1,693,284
                                                    ---------         ---------

     Total Revenues                                $9,929,286        $10,600,597
                                                    =========         ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                          $750,517        $2,952,107
Other insurance operations                             77,798           (42,479)
                                                      -------         ---------
     Total Income Before Income Taxes                $828,315        $2,909,628
                                                      =======         =========

Assets
------
Insurance company operation                      $101,776,571      $105,239,708
Intersegment eliminations (2)                        (162,406)         (210,274)
                                                  -----------       -----------
     Total insurance company operation            101,614,165       105,029,434
Other insurance operations                         20,905,387        18,739,840
                                                  -----------       -----------
     Total Assets                                $122,519,552      $123,769,274
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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2000, the Company had cash and cash investments of $104,288,800 (at amortized cost) of which $95,385,768 (91%) were investments of Crusader.

As of the quarter ended March 31, 2000, the Company had invested $98,199,836 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $98,199,836 (at amortized cost) include $26,229,224 (27%) of pre-refunded state and municipal tax-exempt bonds, $10,041,191 (10%) of U.S. treasury securities, $61,729,421
(63%) of high-quality industrial and miscellaneous bonds, and $200,000 of certificates of deposit. The tax-exempt interest income earned for the three months ended March 31, 2000 and 1999 was $332,395 and $407,965, respectively.

The balance of the Company's investments are in equity securities and high-quality, short-term investments that include a U.S. treasury bill, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investment policy limits investments in any one company to $2,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. All of the Company's investments are high-grade investment quality, all state and municipal tax-exempt fixed maturity investments are pre-refunded issues, and all certificates of deposits are FDIC insured.

On March 1, 2000, the Board of Directors declared a fifteen-cent ($0.15) per share cash dividend payable on May 19, 2000, to shareholders of record at the close of business on April 28, 2000.

In April 2000, the Company announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company. It is expected that any purchases will be funded from cash-on-hand and short-term investments.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,982,256, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

State of Washington Regulatory Proceeding
-----------------------------------------
In August 1999 the Insurance Commissioner of the State of Washington announced that she would seek to impose a $307,000 fine, seek repayment of policy service fees to Washington policyholders including interest at the rate of 12% per annum (estimated to be approximately $780,000 plus interest to November 5, 2000, of $360,000), seek payment of all back premium taxes owed on the subject service fees including appropriate penalties required for delinquent taxes (estimated to be approximately $16,000 plus penalties), and seek to suspend Crusader's Certificate of Authority to do business in the state of Washington for a period of 120 days. The Insurance Commissioner alleges that a service fee of $250 per policy, which was charged by a Washington agent after the Company became admitted in the state of Washington, is premium and subject to rate filing requirements and premium taxes. This service fee was first charged by the Washington agent under his broker's license in 1992, when the Company began its operation

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
----------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

in Washington as a non-admitted insurer. The Company believes that the nature of the service fee did not change in 1995 when the Company became admitted in Washington, and believes that the service fee continued to be a broker fee and is not subject to rate filing requirements or premium taxes.

Crusader commenced pursuit of its legal remedies, starting with a demand for an administrative hearing. That administrative hearing ended on February 7, 2000. On May 5, 2000, the administrative hearing officer, an employee of the Washington Commissioner's Office, rendered her decision against the Company and ordered that all of the sanctions previously stated be imposed. The order states that the $307,000 fine be paid on or before August 5, 2000; that refunds to policyholders be completed by November 5, 2000; that all back premium taxes on the subject service fees be paid on or before May 5, 2001; and that Crusader's Certificate of Authority to do business in the state of Washington be suspended from May 20, 2000, through September 17, 2000. Premium written in the state of Washington in the quarter ended March 31, 2000, was $216,419. The Company continues to pursue its legal avenues of recourse, the next steps being to seek a stay of the enforcement of the administrative hearing officer's decision and to seek an appeal in the superior court for the state of Washington. The Company does not believe it has done anything improper and does not believe that the outcome of this matter will have a materially adverse effect on its financial statements. No accruals have been made in the March 31, 2000, financial statements for the sanctions described above.

YEAR 2000
---------
Subsequent to December 31, 1999, the Company has not experienced adverse effects as a result of Year 2000 issues from either internal or external sources. However, due to the unusual nature of the problem and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty if there may be other computer or infrastructure problems which may occur and affect the Company and its customers or suppliers.

Due to the fact that the Company has not experienced any adverse effects of Year 2000 issues through the date of this report, the Company does not anticipate it will be adversely materially affected by any future Year 2000 events from its internal operations or from others with whom the Company directly or indirectly does business.

There are no material commitments for capital expenditures as of the date of this report.

(b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the quarter ended March 31, 2000, to the quarter ended March 31, 1999, unless otherwise indicated.

The Company's net income for the quarter ended March 31, 2000, decreased $1,396,753 (69%) to $635,009 compared to $2,031,762 for the quarter ended March 31, 1999. Revenues for the quarter ended March 31, 2000, decreased $671,311 (6%) to $9,929,286, compared to $10,600,597 for the quarter ended March 31, 1999.

Premium earned before reinsurance decreased $791,772 (9%) to $8,116,552 for the quarter ended March 31, 2000, compared to $8,908,324 for the quarter ended March 31, 1999. Intense price competition continues to adversely affect the premium written and earned in nearly all states that the Company does business. Although the Company attempts to be competitive on price, it believes that maintaining adequate rates and a favorable loss ratio is a better business strategy than increasing premium writings at inadequate rates. The Company cannot determine how long this "soft market" condition will continue.

Premium ceded decreased $77,290 (5%) to $1,339,506 for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. Although earned premium ceded decreased, the ratio of earned premium ceded to earned premium remained approximately 16%. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contract. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded between the quarters is as follows:

 Decrease in ceded premium ceded under current reinsurance contracts    $152,704
 Increase in provisionally rated premium ceded                            75,414
                                                                          ------
       Net decrease in premium ceded                                     $77,290
                                                                          ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------

Premium written before reinsurance decreased $454,684 (5%) to $8,271,213 for the quarter ended March 31, 2000, compared to the three months ended March 31, 1999. The decrease in written premium in California accounted for $355,243 (78%) of this decrease. Crusader's written premium by state is as follows:

                            Three Months Ended March 31
                            ---------------------------                Increase
 State                      2000                  1999                (Decrease)
 -----                      ----                  ----                ----------

California               $7,051,421            $7,406,664             $(355,243)
Arizona                     360,498               270,517                89,981
Pennsylvania                217,153               282,302               (65,149)
Washington                  216,419               263,878               (47,459)
Oregon                      149,629               220,824               (71,195)
Ohio                        116,146               120,570                (4,424)
Montana                      81,222                87,032                (5,810)
Texas                        49,065                58,846                (9,781)
Nevada                       22,573                 1,141                21,432
Kentucky                      7,087                14,123                (7,036)
                          ---------            ----------               --------
   Total                 $8,271,213            $8,725,897             $(454,684)
                          =========             =========               ========

Investment income, excluding realized investment losses, increased $42,898 (3%) to $1,524,157 for the quarter ended March 31, 2000, compared to $1,481,259 for the quarter ended March 31, 1999. Although average fixed maturity (at amortized value) and short-term investments increased less than one percent, the mix of the taxable and tax-exempt fixed maturity investments changed. Tax exempt securities, which generally carry a lower yield than taxable securities, decreased to $26,229,224 (27% of fixed maturities) at March 31, 2000, compared to $33,486,161 (34% of fixed maturities) as of March 31,1999.

Commission and fee income increased $21,931 (2%) to $1,414,352 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. This increase consisted of the following:

Health and life insurance program                                       $45,564
Other commission and fee income                                           7,046
Service fee income                                                        4,379
Daily automobile rental insurance progr                                  (4,575)
Workers' compensation program                                           (30,483)
                                                                         -------
   Net increase in commission and fee income                            $21,931
                                                                         ======

Losses and loss adjustment expenses were $4,950,539 or 73% of net premium earned for the quarter ended March 31, 2000, compared to $3,379,802 or 45% of net premium earned for the quarter ended March 31, 1999. This increase was primarily due to an increase in reserves for losses of prior years of approximately $503,000 (adverse development) in the quarter ended March 31, 2000, compared to a reduction of approximately $1,482,000 in reserves for losses of prior years (favorable development) in the quarter ended March 31, 1999 - a total change of $1,985,000.

Although the methodology used by the Company in determining case and IBNR reserves during the quarter ended March 31, 2000, is consistent with prior years, the Company is not reflecting favorable development as it did in previous years due to uncertainty resulting from various settlements and/or verdicts in excess of reserves which occurred during 1999 and the quarter ended March 31, 2000.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are directly related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 31% of net premium earned for the quarter ended March 31, 2000, compared to 30% for the quarter ended March 31, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------

Salaries and employee benefits decreased $34,261 (3%) to $1,081,561 for the quarter ended March 31, 2000, compared to $1,115,822 for the quarter ended March 31, 1999.

Commissions to agents/brokers increased $15,126 (5%) to $333,128 in the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999.

Other operating expenses decreased $27,460 (4%) during the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999.

Income tax provision decreased to 23% of income before taxes in the quarter ended March 31, 2000, compared to 30% in the quarter ended March 31, 1999. This change was primarily due to tax-exempt interest income which comprised 40% of income before taxes in the quarter ended March 31, 2000, compared to 14% in the quarter ended March 31, 1999.

The effect of inflation on net income of the Company during the three months ended March 31, 2000, and 1999 was not significant.

Forward looking statements
--------------------------
Certain statements contained herein, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of
Operations," that are not historical facts are forward looking. These statements, which may be identified by forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, the Company's ability to introduce new profitable products, and the Company's ability to expand geographically.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                                    March 31        December 31
                                                      2000              1999
                                                   ----------       -----------
Fixed maturity bonds (at amortized value)         $97,999,836       $98,942,275
Short-term cash investments (at cost)               5,691,832         5,968,173
Equity securities (at cost)                           164,170           164,170
Certificates of deposit (over 1 year, at cost)        200,000           200,000
                                                  -----------       -----------
     Total invested assets                       $104,055,838      $105,274,618
                                                  ===========       ===========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES
------------------------------
(c)   None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)   Exhibits:

      Exhibit 10.1 - Employment  Agreement between the Company and Roger Platten dated November 27, 1996.

      Exhibit 10.2 - Employment  Agreement between the Company and  Cary Cheldin dated November 27, 1996

      Exhibit 10.3 - Amendment to Employment Agreement between the Compamy and
                     Cary Cheldin dated January 10, 2000.

      Exhibit 27 - Financial Data Schedule


(b)   Reports on Form 8-K:
      None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.

                         UNICO AMERICAN CORPORATION



Date: May 12, 2000       By: /s/  ERWIN CHELDIN
                             ------------------
                             Erwin Cheldin
                             Chairman of the Board, President and Chief
                             Executive Officer, (Principal Executive Officer)


Date: May 12, 2000       By: /s/  LESTER A. AARON
                             --------------------
                             Lester A. Aaron
                             Treasurer, Chief Financial Officer, (Principal Accounting and Principal Financial Officer)