Form 10-Q
period 2000-06-30
UNICO AMERICAN CORP
filed 2000-08-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


          For the quarterly period from April 1, 2000 to June 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                    6,000,365
        Number of shares of common stock outstanding as of August 8, 2000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                            June 30              December 31
                                                                                              2000                  1999
                                                                                              ----                  ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  June 30,
         2000  $96,945,700;  December 31, 1999  $99,142,275)                               $95,123,678           $97,594,134
      Equity securities at market (cost: June 30, 2000
         $164,170;  December 31, 1999  $164,170)                                                52,500                66,000
   Short-term investments, at cost                                                           5,224,915             5,968,173
                                                                                           -----------           -----------
      Total Investments                                                                    100,401,093           103,628,307
Cash                                                                                           265,247               105,439
Accrued investment income                                                                    1,935,058             2,060,471
Premiums and notes receivable, net                                                           5,667,908             5,496,890
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                     43,541                19,850
   Unpaid losses and loss adjustment expenses                                                4,989,221             3,964,324
Prepaid reinsurance premiums                                                                    43,235                32,438
Deferred policy acquisition costs                                                            4,488,023             4,338,217
Property and equipment (net of accumulated depreciation)                                       123,731               148,667
Deferred income taxes                                                                        1,532,379             1,541,242
Other assets                                                                                   415,907               642,911
                                                                                           -----------           -----------
     Total Assets                                                                         $119,905,343          $121,978,756
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $39,666,236           $41,592,489
Unearned premiums                                                                           16,921,362            16,583,143
Advance premium and premium deposits                                                         2,520,493             2,571,190
Accrued expenses and other liabilities                                                       6,354,718             6,391,137
                                                                                            ----------            ----------
    Total Liabilities                                                                      $65,462,809           $67,137,959
                                                                                            ----------            ----------

STOCKHOLDERS'  EQUITY
---------------------
Common stock,  no par - authorized  10,000,000  shares;  issued and  outstanding
   shares 6,224,565 at June 30, 2000, and 6,304,953 at December 31, 1999                  $  2,588,462          $  3,098,389
Accumulated other comprehensive (loss)                                                      (1,276,237)           (1,086,565)
Retained earnings                                                                           53,130,309            52,828,973
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $54,442,534           $54,840,797
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $119,905,343          $121,978,756
                                                                                           ===========           ===========




           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30                                June 30
                                                                        -------                                -------
                                                                 2000               1999                2000                1999
                                                                 ----               ----                ----                ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                                           $8,093,893         $8,741,566          $16,210,445        $17,649,890
     Premium ceded                                             1,614,606          1,799,361            2,954,112          3,216,157
                                                               ---------          ---------           ----------         ----------
          Net premium earned                                   6,479,287          6,942,205           13,256,333         14,433,733
     Net investment income                                     1,411,869          1,401,370            2,843,359          2,817,780
     Net realized investment gains                                     -             59,785                    -             59,160
     Other income                                                  4,613                372                9,648                372
                                                               ---------          ---------           ----------         ----------
          Total Insurance Company Revenues                     7,895,769          8,403,732           16,109,340         17,311,045

Other Revenues from Insurance Operations
     Gross commissions and fees                                1,469,708          1,380,282            2,884,060          2,772,703
     Investment income                                           102,688             74,361              195,355            139,210
     Finance charges and late fees earned                        208,898            227,977              416,032            460,867
     Other income                                                  3,057              5,515                4,619              8,639
                                                               ---------         ----------           ----------         ----------
          Total Revenues                                       9,680,120         10,091,867           19,609,406         20,692,464
                                                               ---------         ----------           ----------         ----------

EXPENSES
--------
Losses and loss adjustment expenses                            4,739,888          4,098,349            9,690,427          7,478,151
Policy acquisition costs                                       2,003,216          2,056,422            4,106,567          4,273,913
Salaries and employee benefits                                 1,098,302          1,022,049            2,179,863          2,137,871
Commissions to agents/brokers                                    323,667            322,645              656,795            640,647
Other operating expenses                                         706,577            619,024            1,338,969          1,278,876
                                                               ---------          ---------           ----------         ----------
     Total Expenses                                            8,871,650          8,118,489           17,972,621         15,809,458
                                                               ---------          ---------           ----------         ----------

     Income Before Taxes                                         808,470          1,973,378            1,636,785          4,883,006
Income Tax Provision                                             196,398            538,250              389,704          1,416,116
                                                                 -------          ---------           ----------          ---------
     Net Income                                                $ 612,072         $1,435,128           $1,247,081         $3,466,890
                                                                 =======          =========            =========          =========



PER SHARE DATA
--------------
Basic Shares Outstanding                                       6,270,012          6,238,243            6,287,488          6,231,184
Basic Earnings Per Share                                           $0.10              $0.23                $0.20              $0.56

Diluted Shares Outstanding                                     6,311,950          6,355,999            6,330,371          6,354,889
Diluted Earnings Per Share                                         $0.10              $0.23                $0.20              $0.55




           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30                                June 30
                                                                        -------                                -------
                                                                  2000              1999                2000               1999
                                                                  ----              ----                ----               ----
Net income                                                      $612,072         $1,435,128          $1,247,081         $3,466,890
Other changes in comprehensive income net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                         19,064           (967,094)           (189,672)        (1,958,790)
     Less: reclassification adjustment for
        gains (losses) included in net income                          -           (106,432)                  -            (20,097)
                                                                 -------            -------           ---------          ---------
            Comprehensive Income                                $631,136           $361,602          $1,057,409         $1,488,003
                                                                 =======            =======           =========          =========




           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                       FOR THE SIX MONTHS ENDED JUNE 30,


                                                                                           2000                  1999
                                                                                           ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                           $1,247,081            $3,466,890
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                         31,473                37,524
      Bond amortization, net                                                               289,649               366,442
      Net realized (gain) on sale of securities                                                  -               (59,160)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                      (45,605)               12,605
      Reinsurance recoverable                                                           (1,048,588)           (1,208,752)
      Prepaid reinsurance premiums                                                         (10,797)               (7,288)
      Deferred policy acquisitions costs                                                  (149,806)              128,137
      Other assets                                                                         227,002               222,454
      Reserve for unpaid losses and loss adjustment expenses                            (1,926,253)           (2,104,057)
      Unearned premium reserve                                                             338,219              (456,653)
      Funds held as security and advanced premiums                                         (50,697)              157,105
      Accrued expenses and other liabilities                                               (36,419)            1,001,561
      Income taxes current/deferred                                                        106,573               280,379
                                                                                         ---------             ---------
          Net Cash Provided (Used) from Operations                                      (1,028,168)            1,837,187
                                                                                         ---------             ---------

Investing Activities
     Purchase of fixed maturity investments                                             (4,469,270)           (8,036,900)
     Proceeds from maturity of fixed maturity investments                                6,355,600             6,285,500
     Purchase of equity securities - cost                                                        -            (3,243,078)
     Proceeds from sale of equity securities                                                     -             3,641,571
     Net (increase) decrease in short-term investments                                     763,854              (857,440)
     Additions to property and equipment                                                    (6,537)               (8,065)
                                                                                         ---------             ---------
          Net Cash Provided (Used) by Investing Activities                               2,643,647            (2,218,412)
                                                                                         ---------             ---------

Financing Activities
     Proceeds from issuance of common stock                                                      -               202,687
     Repurchase of common stock                                                           (509,926)                    -
     Dividends paid to shareholders                                                       (945,745)                    -
                                                                                         ----------              -------
          Net Cash Provided (Used) by Financing Activities                              (1,455,671)              202,687
                                                                                         ---------               -------

Net increase (decrease) in cash                                                            159,808              (178,538)
Cash at beginning of period                                                                105,439               277,544
                                                                                           -------               -------
          Cash at End of Period                                                           $265,247               $99,006
                                                                                           =======                ======

Supplemental Cash Flow Information
     Cash paid during the period for:
          Interest                                                                               -                $1,341
          Income taxes                                                                    $100,025            $1,175,000




           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 2000, there were 101,415 options outstanding and all are currently exercisable. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan also provides, among other things, for the grant of incentive options to officers and key employees. The plan covers an aggregate of 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 2000, there were 135,000 options outstanding under this plan. None of the 135,000 options outstanding under the 1999 stock option plan are currently exercisable.


NOTE 3 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999, and for the six months ended June 30, 2000 and 1999:

                                                         Three Months Ended              Six Months Ended
                                                               June 30                        June 30
                                                               -------                        -------
                                                         2000          1999              2000           1999
                                                         ----          ----              ----           ----
Basic Earnings Per Share
------------------------
Net income numerator                                   $612,072     $1,435,128        $1,247,081     $3,466,890
                                                        =======      =========         =========      =========

Weighted average shares outstanding denominator       6,270,012      6,238,243         6,287,488      6,231,184
                                                      =========      =========         =========      =========

   Basic Earnings Per Share                               $0.10          $0.23             $0.20          $0.56


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 3 - EARNINGS PER SHARE (continued)
---------------------------------------

                                                         Three Months Ended              Six Months Ended
                                                               June 30                        June 30
                                                               -------                        -------
                                                         2000          1999              2000           1999
                                                         ----          ----              ----           ----
Diluted Earnings Per Share
--------------------------
Net income numerator                                   $612,072     $1,435,128        $1,247,081     $3,466,890
                                                        =======      =========         =========      =========

Weighted average shares outstanding                   6,270,012      6,238,243         6,287,488      6,231,184
Effect of diluted securities                             41,938        117,756            42,883        123,705
                                                      ---------      ---------         ---------      ---------
Diluted shares outstanding denominator                6,311,950      6,355,999         6,330,371      6,354,889
                                                      =========      =========         =========      =========

     Diluted Earnings Per Share                           $0.10          $0.23             $0.20          $0.55



NOTE 4 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company ("Crusader"), as its primary reporting segment. Revenues from this segment comprised 82% of consolidated revenues for the three and six months ended June 30, 2000, 83% of revenues for the three months ended and 84% of revenues for the six months ended June 30,1999. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                         Three Months Ended              Six Months Ended
                                                               June 30                        June 30
                                                               -------                        -------
                                                         2000             1999           2000           1999
                                                         ----             ----           ----           ----
Revenues
--------
Insurance company operation                          $7,895,769     $8,403,732       $16,109,340    $17,311,045

Other insurance operations                            4,254,558      4,218,632         8,437,907      8,520,245
Intersegment elimination (1)                         (2,470,207)    (2,530,497)       (4,937,841)    (5,138,826)
                                                      ---------      ---------         ---------      ---------
   Total other insurance operations                   1,784,351      1,688,135         3,500,066      3,381,419
                                                      ---------      ---------         ---------      ---------

     Total Revenues                                  $9,680,120    $10,091,867       $19,609,406    $20,692,464
                                                      =========     ==========        ==========     ==========

Income  Before Income Taxes
---------------------------
Insurance company operation                            $631,244     $1,778,058        $1,381,761     $4,730,165
Other insurance operations                              177,226        195,320           255,024        152,841
                                                        -------      ---------        ----------     ----------
   Total Income Before Income Taxes                    $808,470     $1,973,378        $1,636,785     $4,883,006
                                                        =======      =========         =========      =========

Assets
------
Insurance company operation                                                         $103,136,569   $102,617,974
Intersegment eliminations (2)                                                           (459,126)      (411,462)
                                                                                    ------------     ----------
     Total insurance company operation                                               102,677,443    102,206,512
Other insurance operations                                                            17,227,900     19,631,635
                                                                                    ------------    -----------
     Total Assets                                                                   $119,905,343   $121,838,147
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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2000, the Company had cash and investments of $102,600,032 (at amortized cost) of which $94,809,714 (92%) were investments of Crusader.

As of the quarter ended June 30, 2000, the Company had invested $96,945,700 (at amortized cost) or 95% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $96,945,700 (at amortized cost) include $25,104,748 (26%) of pre-refunded state and municipal tax-exempt bonds, $9,927,952 (10%) of U.S. treasury securities, $61,613,000
(64%) of high-quality industrial and miscellaneous bonds, and $300,000 of certificates of deposit. The tax-exempt interest income earned for the three and six months ended June 30, 2000, was $308,286 and $640,681, respectively. The tax-exempt interest income earned for the three and six months ended June 30, 1999, was $370,326 and $778,291, respectively.

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

On May 19, 2000, the Company paid the fifteen-cent ($0.15) per share cash dividend that was declared by the Board of Directors on March 1, 2000, to shareholders of record at the close of business on April 28, 2000.

In April 2000, the Company announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company. As of June 30, 2000, the Company had purchased an aggregate of 80,400 shared of its common stock at a cost of $509,926. These shares were purchased using cash-on-hand and the proceeds from the maturities of short-term investments. On August 8, 2000, the Board of Directors authorized the repurchase in the open market from time to time of an additional 315,000 shares of the Company's common stock, bringing the total authorized to 630,000 shares. On August 8, 2000, an aggregate of 304,600 shares had been repurchased at a cost of $1,950,404.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $3,028,551, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
 OF OPERATIONS (continued)
--------------------------

State of Washington Regulatory Proceeding
-----------------------------------------
In August 1999 the Insurance Commissioner of the State of Washington announced that she would seek to impose a $307,000 fine, seek repayment of policy service fees to Washington policyholders including interest at the rate of 12% per annum (estimated to be approximately $780,000 plus interest to November 5, 2000, of $360,000), seek payment of all back premium taxes owed on the subject service fees including appropriate penalties required for delinquent taxes (estimated to be approximately $16,000 plus penalties), and seek to suspend Crusader's Certificate of Authority to do business in the state of Washington for a period of 120 days. The Insurance Commissioner alleges that a service fee of $250 per policy, which was charged by a Washington agent after the Company became admitted in the state of Washington, is premium and subject to rate filing requirements and premium taxes. This service fee was first charged by the Washington agent under his broker's license in 1992, when the Company began its operation in Washington as a non-admitted insurer. The Company believes that the nature of the service fee did not change in 1995 when the Company became admitted in Washington, and believes that the service fee continued to be a broker fee and is not subject to rate filing requirements or premium taxes.

Crusader commenced pursuit of its legal remedies, starting with a demand for an administrative hearing. That administrative hearing ended on February 7, 2000. On May 5, 2000, the administrative hearing officer, an employee of the Washington Commissioner's Office, rendered her decision against the Company and ordered that all of the sanctions previously stated be imposed. The order states that the $307,000 fine be paid on or before August 5, 2000; that refunds to policyholders be completed by November 5, 2000; that all back premium taxes on the subject service fees be paid on or before May 5, 2001; and that Crusader's Certificate of Authority to do business in the state of Washington be suspended from May 20, 2000, through September 17, 2000. The Company and the Insurance Commissioner have agreed to a stay of the administrative hearing officer's decision pending the outcome of the Company's appeal in the superior court for the state of Washington. Premium written in the state of Washington was $176,396 for the three months and $392,815 for the six months ended June 30, 2000. The Company does not believe it has done anything improper and does not believe that the outcome of this matter will have a materially adverse effect on its financial statements. No accruals have been made in the June 30, 2000, financial statements for the sanctions described above, however, the Company has accrued $51,000 which it estimates it will incur in the legal and administrative cost of the appeal.

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


(b)  Results of Operations:
---------------------------
All comparisons made in this discussion are comparing the three and six months ended June 30, 2000, to the three and six months ended June 30, 1999, unless otherwise indicated.

The Company's net income decreased $823,056 (57%) to $612,072 for the three months and $2,219,809 (64%) to $1,247,081 for the six months ended June 30, 2000, compared to net income of $1,435,128 for the three months and $3,466,890 for the six months ended June 30, 1999. Total revenues decreased $411,747 (4%) for the three months and $1,083,058 (5%) for the six months ended June 30, 2000, when compared to the three and six months ended June 30, 1999.

PREMIUM EARNED before reinsurance decreased $647,673 (7%) to $8,093,893 for the three months and decreased $1,439,445 (8%) to $16,210,445 for the six months ended June 30, 2000, compared to the three and six months ended June 30, 1999. Intense price competition continues to adversely affect the premium written and earned in nearly all states that the Company does business. Although the Company attempts to be competitive on price, it believes that maintaining adequate rates and a favorable loss ratio is a better business strategy than increasing premium writings at inadequate rates. The Company cannot determine how long this "soft market" condition will continue.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------

PREMIUM CEDED decreased $184,755 (10%) to $1,614,606 for the three months and $262,045 (8%) to $2,954,112 for the six months ended June 30, 2000, compared to the three and six months ended June 30, 1999. Although earned premium ceded decreased, the ratio of earned premium ceded to earned premium remained approximately 20% for the comparable three month periods and approximately 18% for the comparable six month periods. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contract. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded between the quarter and year-to-date periods is as follows:

                                              Three Months        Six Months
                                                  Ended              Ended
                                              June 30, 2000      June 30, 2000
                                              -------------      -------------
(Decrease) in ceded premium (excluding
    provisionally rated premium ceded)          $(135,304)         $(288,009)
 Increase (decrease) in provisionally
    rated premium ceded                          ( 49,451)            25,964
                                                  -------            -------
   Net decrease in ceded premium                $(184,755)         $(262,045)
                                                  =======            =======

PREMIUM WRITTEN before reinsurance decreased $189,891 (2%) to $8,277,451 for the three months and decreased $644,575 (4%) to $16,548,664 for the six months ended June 30, 2000, compared to the three and six months ended June 30, 1999.

Crusader's written premium by state is as follows:

                                  Three Months Ended June 30                            Six Months Ended June 30
                                  --------------------------                            ------------------------
                                                           Increase                                              Increase
                               2000            1999       (Decrease)              2000            1999          (Decrease)
                               ----            ----        --------               ----            ----           --------
 California                $7,073,621      $7,385,752     $(312,131)         $14,125,042      $14,792,416       $(667,374)
 Arizona                      320,552         290,930        29,622              681,050          561,447         119,603
 Washington                   176,396         197,462       (21,066)             392,815          461,340         (68,525)
 Pennsylvania                 130,324         128,164         2,160              347,477          410,466         (62,989)
 Ohio                         189,191         126,479        62,712              305,337          247,049          58,288
 Oregon                       128,794         168,803       (40,009)             278,423          389,627        (111,204)
 Montana                      175,445         130,659        44,786              256,667          217,691          38,976
 Texas                         60,083          16,889        43,194              109,148           75,735          33,413
 Nevada                        17,551           8,311         9,240               40,124            9,452          30,672
 Kentucky                       1,092          13,893       (12,801)               8,179           28,016         (19,837)
 Idaho                          4,402               -         4,402                4,402                            4,402
                            ---------       ---------       -------           ----------       ----------         -------
      Total                $8,277,451      $8,467,342     $(189,891)         $16,548,664      $17,193,239       $(644,575)
                            =========       =========       =======           ==========       ==========         =======


NET INVESTMENT INCOME, excluding realized investment gains, increased $38,826 (3%) to $1,514,557 for the three months and $81,724 (3%) to $3,038,714 for the six months ended June 30, 2000, compared to investment income of $1,475,731 for the three months and $2,956,990 for the six months ended June 30, 1999. Although average fixed maturity (at amortized value) and short-term investments decreased less than one percent, the mix of the taxable and tax-exempt fixed maturity investments changed. Tax-exempt securities, which generally carry a lower yield than taxable securities, decreased to $25,104,748 (25% of fixed maturities) at June 30, 2000, compared to $28,573,601 (29% of fixed maturities) as of June 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------

GROSS COMMISSION AND FEE INCOME increased $89,426 (6%) to $1,469,708 for the three months and increased $111,357 (4%) to $2,884,060 for the six months ended June 30, 2000, compared to the three and six months ended June 30, 1999. The increase for the three and six months consisted of the following:

                                            Three Months Ended  Six Months Ended
                                               June 30, 2000      June 30, 2000
                                               -------------      -------------
Health and life insurance program                 $20,964            $66,528
Daily automobile rental insurance program          62,796             58,221
Other commission and fee income                    17,810             24,856
Service fee income                                 (5,936)            (1,557)
Workers' compensation program                      (6,208)           (36,691)
                                                   ------            -------
   Net increase in commission and fee income      $89,426           $111,357
                                                   ======            =======


LOSSES AND LOSS ADJUSTMENT EXPENSES were 73% of net premium earned for both the three and six months ended June 30, 2000, compared to 59% for the three months and 52% for the six months ended June 30, 1999. This increase was primarily due to an increase in reserves for losses of prior years of approximately $528,000 (adverse development) in the three months and $1,031,000 (adverse development) in the six months ended June 30, 2000, compared to a reduction in reserves for losses of prior years of approximately $373,000 (favorable development) in the three months and a reduction in reserves for losses of prior years of approximately $1,855,000 (favorable development) in the six months ended June 30, 1999.

Although the methodology used by the Company in determining case and IBNR reserves during the six months ended June 30, 2000, is consistent with prior years, the Company is not reflecting favorable development as it did in previous years due to uncertainty resulting from various settlements and/or verdicts in excess of reserves which occurred during 1999 and the three and six months ended June 30, 2000.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 31% of net premium earned for both the three months and six months ended June 30, 2000, compared to 30% of net premium earned for both the three months and six months ended June 30, 1999.

SALARIES AND EMPLOYEE BENEFITS increased $76,253 (7%) to $1,098,302 for the three months and increased $41,992 (2%) to $2,179,863 for the six months ended June 30, 2000, compared to salary and employee benefits of $1,022,049 for the three months and $2,137,871 for the six months ended June 30, 1999.

COMMISSIONS TO AGENTS/BROKERS increased $1,022 (0%) to $323,667 for the three months and increased $16,148 (3%) to $656,795 for the six months ended June 30, 2000, compared to the three and six months ended June 30, 1999.

OTHER OPERATING EXPENSES increased $87,553 (14%) for the three months and $60,093 (5%) for the six months ended June 30, 2000, compared to the three and six months ended June 30, 1999. The increase was primarily due to legal expenses related to the State of Washington regulatory proceedings.

INCOME TAX PROVISION decreased to 24% of income before taxes in the three and six months ended June 30, 2000, compared to 27% of income before taxes in the three months and 29% in the six months ended June 30, 1999. This change was primarily due to tax-exempt interest income which comprised 38% of income before taxes in the three months and 39% in the six months ended June 30, 2000, compared to 19% in the three months and 16% in the six months ended June 30, 1999.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2000, and the three and six months ended June 30, 1999, was not significant.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of
Operations," that are not historical facts are forward looking. These statements, which may be identified by forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions (including the continuation of the "soft market" condition referred to under Results of Operations), the Company's ability to introduce new profitable products, the outcome of the state of Washington proceedings, and the Company's ability to expand geographically.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                                       June 30        December 31       Increase
                                                         2000             1999         (Decrease)
                                                         ----             ----          --------
Fixed maturity bonds (at amortized value)            $96,645,700      $98,942,275     $(2,296,575)
Short-term cash investments (at cost)                  5,224,915        5,968,173        (743,258)
Equity securities (at cost)                              164,170          164,170               -
Certificates of deposit (over 1 year, at cost)           300,000          200,000         100,000
                                                         -------      -----------      ----------
   Total invested assets                            $102,334,785     $105,274,618     $(2,939,833)
                                                     ===========      ===========      ==========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On June 1, 2000, the Company held its Annual Meeting of Stockholders.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.

(c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. There were 27,193 abstentions and no broker non-votes.

            Name                         For         Against or Withheld
            ----                         ---         -------------------
     Erwin Cheldin                    5,628,577            27,193
     Lester A. Aaron                  5,625,677            27,193
     Cary L. Cheldin                  5,615,611            27,193
     George C. Gilpatrick             5,628,577            27,193
     Roger H. Platten                 5,628,577            27,193
     David A. Lewis                   5,627,577            27,193
     David E. Driscoll                5,624,165            27,193

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits:

      Exhibit 27 - Financial Data Schedule.

(b)   Reports on Form 8-K:
      None.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.

                                             UNICO AMERICAN CORPORATION



Date: August 11, 2000      By:  /s/  ERWIN CHELDIN
                                ------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)

Date: August 11, 2000      By:  /s/  LESTER A. AARON
                                --------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)