Form 10-Q
period 2000-09-30
UNICO AMERICAN CORP
filed 2000-11-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

        For the quarterly period from July 1, 2000 to September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    5,749,899
       Number of shares of common stock outstanding as of November 9, 2000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           September 30          December 31
                                                                                               2000                  1999
                                                                                               ----                  ----

ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  September 30,
         2000  $97,202,470;  December 31, 1999  $99,142,275)                               $96,319,837           $97,594,134
      Equity securities at market (cost: September 30, 2000
         $164,170;  December 31, 1999  $164,170)                                                46,080                66,000
   Short-term investments, at cost                                                           2,929,137             5,968,173
                                                                                            ----------           -----------
      Total Investments                                                                     99,295,054           103,628,307
Cash                                                                                           182,777               105,439
Accrued investment income                                                                    1,688,298             2,060,471
Premiums and notes receivable, net                                                           5,774,923             5,496,890
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    671,908                19,850
   Unpaid losses and loss adjustment expenses                                                5,198,935             3,964,324
Prepaid reinsurance premiums                                                                    32,417                32,438
Deferred policy acquisition costs                                                            4,509,685             4,338,217
Property and equipment (net of accumulated depreciation)                                       124,869               148,667
Deferred income taxes                                                                        1,240,662             1,541,242
Other assets                                                                                   426,317               642,911
                                                                                           -----------           -----------
     Total Assets                                                                         $119,145,845          $121,978,756
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $39,591,195           $41,592,489
Unearned premiums                                                                           17,141,688            16,583,143
Advance premium and premium deposits                                                         2,374,874             2,571,190
Reinsurance payable                                                                          5,734,571             4,644,621
Accrued expenses and other liabilities                                                       2,364,565             1,746,516
                                                                                            ----------            ----------
    Total Liabilities                                                                      $67,206,893           $67,137,959
                                                                                            ----------            ----------

STOCKHOLDERS'  EQUITY
---------------------
Common stock,  no par - authorized  10,000,000  shares;  issued and  outstanding
   shares 5,733,565 at September 30, 2000, and 6,304,953 at December 31, 1999              $ 2,817,591          $  3,098,389
Accumulated other comprehensive (loss)                                                        (660,477)           (1,086,565)
Retained earnings                                                                           49,781,838            52,828,973
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $51,938,952           $54,840,797
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $119,145,845          $121,978,756
                                                                                           ===========           ===========


           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                  Nine Months Ended
                                                             September 30                        September 30
                                                             ------------                        ------------
                                                          2000           1999                2000            1999
                                                          ----           ----                ----            ----


REVENUES
--------
Insurance Company Revenues

     Premium earned                                    $8,226,204     $8,606,924          $24,436,649     $26,256,814
     Premium ceded                                      2,136,835      2,265,845            5,090,947       5,482,002
                                                        ---------      ---------           ----------      ----------
          Net premium earned                            6,089,369      6,341,079           19,345,702      20,774,812
     Investment income                                  1,451,540      1,439,237            4,294,899       4,257,017
     Net realized investment gains                              -          5,633                    -          64,793
     Other income                                          34,286            256               43,934             628
                                                        ---------      ---------           ----------      ----------
          Total Insurance Company Revenues              7,575,195      7,786,205           23,684,535      25,097,250

Other Revenues from Insurance Operations

     Gross commissions and fees                         1,383,049      1,462,969            4,267,109       4,235,672
     Investment income                                     78,874         63,434              274,229         202,644
     Net realized investment gains                          2,508              -                2,508               -
     Finance charges and late fees earned                 209,423        229,492              625,455         690,359
     Other income                                           4,402          1,528                9,021          10,167
                                                        ---------      ---------           ----------      ----------
          Total Revenues                                9,253,451      9,543,628           28,862,857      30,236,092
                                                        ---------      ---------           ----------      ----------

EXPENSES
--------
Losses and loss adjustment expenses                     5,054,246      3,972,201           14,744,673      11,450,352
Policy acquisition costs                                2,098,883      2,062,228            6,205,450       6,336,141
Salaries and employee benefits                          1,067,731      1,097,561            3,247,594       3,235,432
Commissions to agents/brokers                             330,569        327,904              987,364         968,551
Other operating expenses                                  575,917        610,538            1,914,886       1,889,414
                                                        ---------      ---------           ----------      ----------
     Total Expenses                                     9,127,346      8,070,432           27,099,967      23,879,890
                                                        ---------      ---------           ----------      ----------

Income Before Taxes                                       126,105      1,473,196            1,762,890       6,356,202
Income Tax Provision                                      (29,325)       415,554              360,379       1,831,670
                                                         --------     ---------             ---------       ---------
     Net Income                                         $ 155,430     $1,057,642           $1,402,511      $4,524,532
                                                          =======      =========            =========       =========



PER SHARE DATA
--------------
Basic Shares Outstanding                                5,923,682      6,304,953           6,166,220       6,255,774
Basic Earnings Per Share                                    $0.03          $0.17               $0.23           $0.72

Diluted Shares Outstanding                              5,972,337      6,367,661           6,211,027       6,359,146
Diluted Earnings Per Share                                  $0.03          $0.17               $0.23           $0.71



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30                        September 30
                                                             ------------                         ------------
                                                          2000          1999                  2000            1999
                                                          -----         ----                  ----            ----

Net income                                               $155,430     $1,057,642           $1,402,511      $4,524,532
Other changes in comprehensive income net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                 615,760       (373,582)             426,088      (2,332,372)
     Less: reclassification adjustment for
        (losses) included in net income                         -              -                   -          (20,097)
                                                          -------       --------            ---------       ---------
            Comprehensive Income                         $771,190       $684,060           $1,828,599      $2,172,063
                                                          =======        =======            =========       =========


           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                                   2000                  1999
                                                                                   ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                   $1,402,511            $4,524,532
   Adjustments to reconcile net income to net cash from operations:
      Depreciation and amortization                                                 49,184                66,048
      Bond amortization, net                                                       412,056               524,756
      Net realized (gain) on sale of securities                                     (2,508)              (64,793)
   Changes in assets and liabilities:
      Premium, notes and investment income receivable                               94,140                62,017
      Reinsurance recoverable                                                   (1,886,669)           (1,427,342)
      Prepaid reinsurance premiums                                                      21               (13,264)
      Deferred policy acquisitions costs                                          (171,468)              172,516
      Other assets                                                                 216,594               181,653
      Reserve for unpaid losses and loss adjustment expenses                    (2,001,294)           (2,540,438)
      Unearned premium reserve                                                     558,545              (790,097)
      Funds held as security and advanced premiums                                (196,316)              121,270
      Reinsurance payable                                                        1,089,950             1,485,966
      Accrued expenses and other liabilities                                       618,049               (46,217)
      Income taxes current/deferred                                                 81,080               265,292
                                                                                   -------             ---------
          Net Cash Provided from Operations                                        263,875             2,521,899
                                                                                   -------             ---------

Investing Activities:
     Purchase of fixed maturity investments                                     (8,703,237)          (11,342,604)
     Proceeds from maturity of fixed maturity investments                       10,201,450             7,839,250
     Purchase of equity securities - cost                                                -            (3,758,378)
     Proceeds from sale of equity securities                                             -             4,162,504
     Net decrease in short-term investments                                      3,071,080             1,885,470
     Additions to property and equipment                                           (25,386)              (27,812)
                                                                                 ---------             ---------
          Net Cash Provided (Used) by Investing Activities                       4,543,907            (1,241,570)
                                                                                 ---------             ---------

Financing Activities:
     Proceeds from issuance of common stock                                              -               202,687
     Repurchase of common stock                                                 (3,784,934)                    -
     Dividends paid to shareholders                                               (945,510)           (1,576,239)
                                                                                 ----------            ----------
          Net Cash (Used) by Financing Activities                               (4,730,444)           (1,373,552)
                                                                                 ---------             ----------

Net increase (decrease) in cash                                                     77,338               (93,223)
Cash at beginning of period                                                        105,439               277,544
                                                                                   -------               -------
          Cash at End of Period                                                   $182,777              $184,321
                                                                                   =======               =======

Supplemental Cash Flow Information Cash paid during the period for:

          Interest                                                                    $  -                $1,492
          Income taxes                                                            $210,025            $1,725,000


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 2000, there were 101,415 options outstanding and all are currently exercisable. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan also provides, among other things, for the grant of incentive options to officers and key employees. The plan covers an aggregate of 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 2000, there were 132,500 options outstanding under this plan and 50,000 of these options are currently exercisable.

NOTE 3 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999, and for the nine months ended September 30, 2000 and 1999:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30                    September 30
                                                               ------------                    ------------
                                                            2000         1999               2000          1999
                                                            ----         ----               ----          ----

Basic Earnings Per Share

Net income numerator                                      $155,430    $1,057,642         $1,402,511     $4,524,532
                                                           =======     =========          =========      =========

Weighted average shares outstanding denominator          5,923,682     6,304,953          6,166,220      6,255,774
                                                         =========     =========          =========      =========

     Basic Earnings Per Share                                $0.03         $0.17              $0.23          $0.72

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 3 - EARNINGS PER SHARE (continued)
--------------------------------------

                                                            Three Months Ended               Nine Months Ended
                                                               September 30                     September 30
                                                               -----------                      ------------
                                                            2000          1999              2000           1999
                                                            ----          ----              ----           ----
Diluted Earnings Per Share
--------------------------
Net income numerator                                      $155,430    $1,057,642         $1,402,511     $4,524,532
                                                           =======     =========          =========      =========

Weighted average shares outstanding                      5,923,682     6,304,953          6,166,220      6,255,774
Effect of diluted securities                                48,655        62,708             44,807        103,372
                                                         ---------      --------           --------      ---------
Diluted shares outstanding denominator                   5,972,337     6,367,661          6,211,027      6,359,146
                                                         =========     =========          =========      =========

     Diluted Earnings Per Share                              $0.03         $0.17              $0.23          $0.71


NOTE 4 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company ("Crusader"), as its primary reporting segment. Revenues from this segment comprised 82% of consolidated revenues for the three and nine months ended September 30, 2000, 82% of revenues for the three months and 83% of revenues for the nine months ended September 30, 1999. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                            Three Months Ended              Nine Months Ended
                                                               September 30                   September 30
                                                               ------------                   ------------
                                                            2000         1999               2000          1999
                                                            ----         ----               ----          ----
Revenues
--------
Insurance company operation                             $7,575,195    $7,786,205        $23,684,535     25,097,250

Other insurance operations                               4,198,046     4,230,042         12,635,953     12,750,287
Intersegment elimination (1)                            (2,519,790)   (2,472,619)        (7,457,631)    (7,611,445)
                                                         ---------     ---------          ---------      ---------
   Total other insurance operations                      1,678,256     1,757,423          5,178,322      5,138,842
                                                         ---------     ---------          ---------      ---------

     Total Revenues                                     $9,253,451    $9,543,628        $28,862,857    $30,236,092
                                                         =========     =========         ==========     ==========

Income  Before Income Taxes
---------------------------
Insurance company operation                               $(47,421)   $1,299,567         $1,334,340     $6,029,732
Other insurance operations                                 173,526       173,629            428,550        326,470
                                                           -------     ---------         ----------      ---------
   Total Income Before Income Taxes                       $126,105    $1,473,196         $1,762,890     $6,356,202
                                                           =======     =========          =========      =========


                                                                                       September 30     December 31
                                                                                           2000            1999
                                                                                           ----            ----
Assets
------
Insurance company operation                                                            $104,723,107   $103,450,995
Intersegment eliminations (2)                                                              (397,339)      (479,933)
                                                                                        -----------    -----------
     Total insurance company operation                                                  104,325,768    102,971,062

Other insurance operations                                                               14,820,077     19,007,694
                                                                                        -----------    -----------

     Total Assets                                                                      $119,145,845   $121,978,756
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 5 - Repurchase of Common Stock - Effect on Stockholders' Equity
--------------------------------------------------------------------
In April 2000, the Company announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company. On August 8, 2000, the Board of Directors authorized the repurchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the repurchase of another 315,000 shares of the common stock of the Company in the open market from time to time. This brings the total shares of the Company's common stock authorized to be repurchased and retired to 945,000 shares. As of September 30, 2000, the Company had purchased and retired an aggregate of 571,400 shares of its common stock at a cost of $3,784,934 of which $280,798 was allocated to capital and $3,504,136 was allocated to retained earnings.

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

Crusader historically generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 2000, the Company had cash and investments of $100,478,554 (at amortized cost) of which $95,484,721 (95%) were investments of Crusader.

As of the quarter ended September 30, 2000, the Company had invested $97,202,470 (at amortized cost) or 97% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $97,202,470 (at amortized cost) include $22,171,977 (23%) of pre-refunded state and municipal tax-exempt bonds, $9,015,691 (9%) of U.S. treasury securities, $65,614,802 (68%) of high-quality industrial and miscellaneous bonds, and $400,000 of certificates of deposit. The tax-exempt interest income earned for the three and nine months ended September 30, 2000, was $289,585 and $930,266, respectively. The tax-exempt interest income earned for the three and nine months ended September 30, 1999, was $345,940 and $1,124,231, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

In April 2000, the Company announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company. On August 8, 2000, the Board of Directors authorized the repurchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the repurchase of another 315,000 shares of the common stock of the Company in the open market from time to time. This brings the total shares of the Company's common stock authorized to be repurchased and retired to 945,000 shares. As of September 30, 2000, the Company had purchased and retired an aggregate of 571,400 shares of its common stock at a cost of $3,784,934. These shares were purchased using cash-on-hand and the proceeds from the maturities of short-term investments.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,896,447, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

State of Washington Regulatory Proceeding
-----------------------------------------
In August 1999 the Insurance Commissioner of the State of Washington announced that she would seek to impose a $307,000 fine, seek repayment of policy service fees to Washington policyholders including interest at the rate of 12% per annum (estimated to be approximately $780,000 plus interest to November 5, 2000, of $360,000), seek payment of all back premium taxes owed on the subject service fees including appropriate penalties required for delinquent taxes (estimated to be approximately $16,000 plus penalties), and seek to suspend Crusader's Certificate of Authority to do business in the state of Washington for a period of 120 days. The Insurance Commissioner alleged that a service fee of $250 per policy, which was charged by a Washington agent after the Company became admitted in the state of Washington, is premium and subject to rate filing requirements and premium taxes. This service fee was first charged by the Washington agent under his broker's license in 1992, when the Company began its operation in Washington as a non-admitted insurer. The Company believes that the nature of the service fee did not change in 1995 when the Company became admitted in Washington and believes that the service fee continued to be a broker fee and is not subject to rate filing requirements or premium taxes.

Crusader commenced pursuit of its legal remedies, starting with a demand for an administrative hearing. That administrative hearing ended on February 7, 2000. On May 5, 2000, the administrative hearing officer, an employee of the Washington Commissioner's Office, rendered her decision against the Company and ordered that all of the sanctions previously stated be imposed. The order states that the $307,000 fine be paid on or before August 5, 2000; that refunds to policyholders be completed by November 5, 2000; that all back premium taxes on the subject service fees be paid on or before May 5, 2001; and that Crusader's Certificate of Authority to do business in the state of Washington be suspended from May 20, 2000, through September 17, 2000. The Company and the Insurance Commissioner agreed to a stay of the administrative hearing officer's decision pending the outcome of the Company's appeal in the superior court for the state of Washington. Premium written in the state of Washington was $215,380 for the three months and $608,195 for the nine months ended September 30, 2000. The Company does not believe it has done anything improper and does not believe that the outcome of this matter will have a materially adverse effect on its financial statements. No accruals have been made in the September 30, 2000, financial statements for the sanctions described above; however, the Company has accrued $30,000 that it estimates is the remaining amount it will incur in the legal and administrative cost of the appeal.

City of Los Angeles Business License
------------------------------------
On September 13, 2000,  the City of Los Angeles  audited  Unico (parent  company only) for the years 1997, 1998 and 1999 with respect to its Los Angeles business license gross receipts tax. The audit resulted in an assessment of $97,681, plus interest of $24,196, plus penalty of $39,072, for a total due of $160,949. The assessment was based on the city's position that expenses of Unico's subsidiaries that are paid by Unico (parent company) are subject to the gross receipts business tax when those expenses are reimbursed by the subsidiaries to Unico. The Company disagrees with the audit findings and has appealed the matter. A hearing is expected to take place in December 2000. As of September 30, 2000, the Company has accrued $25,000 that it estimates will cover the cost of the appeal and an estimate of the gross receipts tax, penalty, and interest that may ultimately become due based on the information currently available.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------

Year 2000
---------
Subsequent to December 31, 1999, the Company has not experienced adverse effects as a result of Year 2000 issues from either internal or external sources. However, due to the unusual nature of the problem and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty if there may be other computer or infrastructure problems that may occur and affect the Company and its customers or suppliers. Due to the fact that the Company has not experienced any adverse effects of Year 2000 issues through the date of this report, the Company does not anticipate it will be adversely materially affected by any future Year 2000 events from its internal operations or from others with whom the Company directly or indirectly does business.

Although there are no material commitments for capital expenditures as of the date of this report, the Company anticipates that it will spend approximately $150,000 out of working capital on upgrading and replacing its computers over the next twelve months.

b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the three and nine months ended September 30, 2000, to the three and nine months ended September 30, 1999, unless otherwise indicated.

The Company's net income decreased $902,212 (85%) to $155,430 for the three months and $3,122,021 (69%) to $1,402,511 for the nine months ended September 30, 2000, compared to net income of $1,057,642 for the three months and $4,524,532 for the nine months ended September 30, 1999. Total revenues decreased $290,177 (3%) for the three months and $1,373,235 (5%) for the nine months ended September 30, 2000, when compared to the three and nine months ended September 30, 1999.

PREMIUM EARNED before reinsurance decreased $380,720 (4%) to $8,226,204 for the three months and decreased $1,820,165 (7%) to $24,436,649 for the nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999. Intense price competition that has effected previous periods appears to have bottomed out in the quarter ended September 30, 2000, as reflected by the slight growth in written premium during the quarter as described below. Although the Company attempts to be competitive on price, it believes that maintaining adequate rates is a better business strategy than increasing premium writings at inadequate rates.

PREMIUM CEDED decreased $129,010 (6%) to $2,136,835 for the three months and $391,055 (7%) to $5,090,947, for the nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999. Although earned premium ceded decreased, the ratio of earned premium ceded to earned premium remained approximately 26% for the comparable three month periods and approximately 21% for the comparable nine month periods. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contract. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded between the quarter and year-to-date periods is as follows:

                                            Three Months         Nine Months
                                               Ended               Ended
                                         September 30, 2000   September 30, 2000
                                         ------------------   ------------------
(Decrease) in ceded premium (excluding
   provisionally rated premium ceded)        $(113,073)           $(401,082)
Increase (decrease) in provisionally
   rated premium ceded                        ( 15,937)              10,027
                                               -------              -------
   Net decrease in ceded premium             $(129,010)           $(391,055)
                                               =======              =======

PREMIUM WRITTEN before reinsurance increased $173,052 (2%) to $8,446,530 for the three months and decreased $471,523 (2%) to $24,995,194 for the nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------

Crusader's written premium by state is as follows:

                        Three Months Ended September 30                      Nine Months Ended September 30
                        -------------------------------                      ------------------------------
                                                   Increase                                              Increase
                      2000            1999        (Decrease)             2000             1999          (Decrease)
                      ----            ----         --------              ----             ----           --------
 California        $7,375,848      $7,139,128      $236,720          $21,500,890      $21,931,544       $(430,654)
 Arizona              253,954         230,150        23,804              935,004          791,597         143,407
 Washington           215,380         272,990       (57,610)             608,195          734,330        (126,135)
 Ohio                 205,523         156,710        48,813              510,860          403,759         107,101
 Pennsylvania         116,978          92,189        24,789              464,455          502,655         (38,200)
 Oregon               105,254         193,675       (88,421)             383,677          583,302        (199,625)
 Montana              116,421         127,943       (11,522)             373,088          345,634          27,454
 Texas                 19,503          16,408         3,095              128,651           92,143          36,508
 Nevada                 7,801           9,278        (1,477)              47,925           18,730          29,195
 Kentucky              16,503          35,007       (18,504)              24,682           63,023         (38,341)
 Idaho                 13,365               -        13,365               17,767                           17,767
                    ---------      ----------       -------           ----------       ----------         -------
      Total        $8,446,530      $8,273,478      $173,052          $24,995,194      $25,466,717       $(471,523)
                    =========       =========       =======           ==========       ==========         =======


NET INVESTMENT INCOME, excluding realized investment gains, increased $27,743 (2%) to $1,530,414 for the three months and $109,467 (2%) to $4,569,128 for the nine months ended September 30, 2000, compared to investment income of $1,502,671 for the three months and $4,459,661 for the nine months ended September 30, 1999. Although average fixed maturity (at amortized value) and short-term investments decreased 4%, the mix of the taxable and tax-exempt fixed maturity investments changed. Tax-exempt securities, which generally carry a lower yield than taxable securities, decreased to $22,171,977 (23% of fixed maturities) at September 30, 2000, compared to $28,198,842 (28% of fixed maturities) as of September 30,1999.

GROSS COMMISSION AND FEE INCOME decreased $79,920 (5%) to $1,383,049 for the three months and increased $31,437 (1%) to $4,267,109 for the nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999. The decrease for the three and increase for the nine months consisted of the following:

                                    Three Months Ended         Nine Months Ended
                                    September 30, 2000        September 30, 2000
                                    ------------------        ------------------
Workers' compensation program            $  8,002                  $(28,689)
Other commission and fee income             7,361                    32,216
Daily automobile rental insurance
    program                                (9,213)                   49,008
Service fee income                        (12,876)                  (14,433)
Health and life insurance program         (73,194)                   (6,665)
                                           ------                     -----
   Increase (decrease) in commission
     and fee income                      $(79,920)                  $31,437
                                           ======                    ======

The decrease in gross commission and fee income from the health and life insurance program for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, was primarily due to the recognition of a $95,000 bonus commission in the three month ended September 30, 1999. Excluding the effect of this bonus commission, total commission and fee income would have increased $15,080 (1%) for the three months and $126,437 (3%) for the nine months when compared to the comparable periods of the prior year.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 83% of net premium earned for the three and 76% of net premium earned for the nine months ended September 30, 2000, compared to 63% for the three months and 55% for the nine months ended September 30, 1999. This increase was primarily due to an increase in prior year losses (adverse development) of approximately $1,096,000 in the three months and $2,170,000 in the nine months ended September 30, 2000, compared to a reduction in prior period losses (favorable development) of approximately $149,000 in the three months and approximately $2,053,000 in the nine months ended September 30, 1999.

Although the methodology used by the Company in determining case and IBNR reserves during the three and nine months ended September 30, 2000, is consistent with prior years, the Company has not reduced its IBNR reserves as it did in previous years due to uncertainty resulting from various settlements and/or verdicts in excess of case reserves which occurred during 1999 and the three and nine months ended September 30, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------------------

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 34% of net premium earned for the three months and 32% for the nine months ended September 30, 2000, compared to 33% of net premium earned for the three months and 30% of net premium earned for the nine months ended September 30, 1999.

SALARIES AND EMPLOYEE BENEFITS decreased $29,830 (3%) to $1,067,731 for the three months and increased $12,162 (0%) to $3,247,594 for the nine months ended September 30, 2000, compared to salary and employee benefits of $1,097,561 for the three months and $3,235,432 for the nine months ended September 30, 1999.

COMMISSIONS TO AGENTS/BROKERS increased $2,665 (1%) to $330,569 for the three months and increased $18,813 (2%) to $987,364 for the nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999.

OTHER OPERATING EXPENSES decreased $34,621 (6%) for the three months and increased $25,472 (1%) for the nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999.

INCOME TAX PROVISION provided a benefit of $29,325, (23%) of income before taxes in the three months and decreased to 20% of income before taxes for the nine months ended September 30, 2000, compared to 28% of income before taxes in the three months and 29% in the nine months ended September 30, 1999. This change was primarily due both to the decrease in taxable income in the current three month period and to tax-exempt interest income which comprised 195% of income before taxes in the three months and 45% in the nine months ended September 30, 2000, compared to 20% in the three months and 15% in the nine months ended September 30, 1999.

EARNINGS PER SHARE were effected by the reduction in the weighted average shares outstanding for the three month period from 6,304,953 to 5,923,682 and for the nine month period from 6,255,774 to 6,166,220 primarily as a result of the Company's repurchase of its outstanding common stock which is described under "Liquidity and Capital Resources."

The effect of inflation on net income of the Company during the three and nine months ended September 30, 2000, and the three and nine months ended September 30, 1999, was not significant.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of
Operations," that are not historical facts are forward looking. These statements, which may be identified by forward-looking words or phrases such as "anticipate," "appears," "believe," "expect," "intend," "may," "should," and "would" involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include continuation of intense price competition, premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, the Company's ability to introduce new profitable products, the outcome of the state of Washington proceedings, the outcome of the appeal of the City of Los Angeles business license assessment, and the Company's ability to expand geographically.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                               September 30         December 31          Increase
                                                   2000                 1999            (Decrease)
                                                   ----                 ----             --------
Fixed maturity bonds (at amortized value)       $96,802,470          $98,942,275       $(2,139,805)
Short-term cash investments (at cost)             2,929,137            5,968,173        (3,039,036)
Equity securities (at cost)                         164,170              164,170                 -
Certificates of deposit (over 1 year, at cost)      400,000              200,000           200,000
                                                -----------          -----------         ---------

     Total invested assets                     $100,295,777         $105,274,618       $(4,978,841)
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

                                             UNICO AMERICAN CORPORATION



Date: November 10, 2000   By:   /s/ Erwin Cheldin
                                -------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)

Date: November 10, 2000   By:   /s/ Lester A. Aaron
                                ---------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)