Form 10-K
period 2000-12-31
UNICO AMERICAN CORP
filed 2001-04-02
CIK 100716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

         For the year ended December 31, 2000 Commission File No. 0-3978

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

                           Common Stock, No Par Value

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of Registrant's voting stock held by non-affiliates as of March 19, 2001, was $17,248,974 (based on the closing sales price on such date, as reported by the Wall Street Journal).

                                    5,626,919

        Number of shares of common stock outstanding as of March 19, 2001

Portions of the definitive proxy statement which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2000, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120 day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

                                     PART I

Item 1.  Business
-----------------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and provides insurance premium financing, claim administration services, and membership association services through its other subsidiaries. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

Descriptions of the Company's operations in the following paragraphs are categorized between the Company's major segment, its insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company ("Crusader"), Unico's property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2000, and December 31, 1999, are as follows:

                                                                                  Year ended December 31
                                                                                  ----------------------
                                                                          2000                              1999
                                                                 ------------------------          ------------------------
                                                                                 Percent                        Percent of
                                                                                 of Total                          Total
                                                                    Total        Company             Total        Company
                                                                   Revenues      Revenues           Revenues     Revenues
                                                                   --------      --------           --------     --------
Insurance Company Revenues                                        $31,572,070        82.3%         $33,888,077        83.2%

Other Revenues from Insurance Operations
----------------------------------------
Health and life insurance program commission
 income                                                             2,625,193         6.9%           2,668,582         6.6%
Service fee income                                                  1,654,735         4.3%           1,677,223         4.1%
Daily automobile rental insurance program
Association operations membership and fee income                      397,157         1.0%             396,958         1.0%
Other commission and fee income                                        71,949         0.2%              49,241         0.1%
Workers' compensation program commission income                        44,818         0.1%              81,919         0.2%
                                                                    ---------         ----              ------         ----
      Total gross commission and fee income                         5,605,493        14.6%           5,634,542        13.9%
Insurance premium financing operation finance
 charges and late fees                                                837,902         2.2%             915,940         2.2%
Non-insurance company investment income                               338,492         0.9%             283,942         0.7%
Other income                                                           13,992            -              11,756            -
                                                                    ---------        -----           ---------        -----
      Total Other Revenues from Insurance Operations                6,795,879        17.7%           6,846,180        16.8%
                                                                    ---------        -----           ---------        -----

       Total Revenues                                             $38,367,949       100.0%         $40,734,257       100.0%
                                                                   ==========       ======          ==========       ======



                           INSURANCE COMPANY OPERATION
                           ---------------------------
General
-------
The insurance company operation is conducted through Crusader, which as of December 31, 2000, was licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon and Washington. Crusader is a multiple line property and casualty insurance company which began transacting business on January 1, 1985. As of December 31, 2000, 97% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

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

Reinsurance
-----------
A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations the Company must nonetheless pay its policy obligations. In 2000, Crusader had its primary reinsurance agreements with Partners Reinsurance Company of the U.S., a California admitted reinsurer. In 1999, Crusader had its primary reinsurance agreements with General Reinsurance Corporation, a California admitted reinsurer. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 90% of the premium is ceded to participating catastrophe reinsurers that are admitted in California.

The aggregate amount of earned premium ceded to the reinsurers was $6,843,931 for the fiscal year ended December 31, 2000, and $6,583,752 for the fiscal year ended December 31, 1999.

On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk. Concurrently, Crusader maintained catastrophe and clash covers (subject to a maximum occurrence and annual aggregate) to help protect the Company from one loss occurrence affecting multiple policies. Beginning January 1, 1998, an annual aggregate deductible of $750,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. Beginning January 1, 2000, an annual aggregate deductible of $500,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. Prior to January 1, 1998, National Reinsurance Corporation charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisional rated treaty was cancelled on a runoff basis and replaced by a flat rated treaty on January 1, 1998.

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

Unpaid Losses and Loss Adjustment Expenses
------------------------------------------
Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Historical data includes the 16 years that Crusader has been in operation and the data from its general agent developed with other insurance companies prior to 1985. The ultimate liability of Crusader may be greater or less than estimated reserves. All reserves are constantly monitored and adjusted when appropriate and reflected in the statement of operation in the period of adjustment. Reserves for loss adjustment expenses are estimated to cover the direct costs associated with specific claims as well as an estimate of administrative costs.

The process of establishing loss reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1991 through 2000. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date, including the estimated losses that had been incurred but not reported to the Company. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

The table reflects deficiencies in Crusader's net loss and loss adjustment expense reserves in 1994, 1995, 1998 and 1999. All other years reflect redundancies. These redundancies and deficiencies were due to Crusader's loss reserving practices used in determining its case reserves and incurred but not reported losses and loss adjustment expenses ("IBNR"). There is no assurance that redundancies or deficiencies will continue, and the Company believes a change in the way it computes reserves is not warranted. Crusader is a relatively small insurance company with 16 years of its own statistical experience. Crusader is constantly changing its product mix and exposures, including the types of businesses insured within its business package program as well as its lines of business. In addition, it is regularly expanding its territories both inside and outside of California. Considering the uncertainties from this changing environment as well as its limited internal data and history, the Company recognizes the difficulties in developing its own unique reserving statistics; therefore, it incorporates industry standards and averages into its estimates. The Company believes that its loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company acts accordingly.

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

                           CRUSADER INSURANCE COMPANY
            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                 Fiscal Year Ended March 31
                        ----------------------------------------------------------------------------------
                           1991           1992         1993           1994           1995           1996
                           ----           ----         ----           ----           ----           ----


Reserve for Unpaid
Losses and Loss
Adjustment Expenses    $22,918,442    $21,249,902  $20,824,039    $21,499,778    $27,633,304    $32,682,153

Paid Cumulative as of
---------------------
1 Year Later             6,425,329      6,368,554    8,904,427      7,687,180      8,814,611      7,019,175
2 Years Later           10,946,318      9,583,885   10,824,024     13,453,833     13,502,224     15,292,415
3 Years Later           12,409,499     11,814,445   13,178,262     16,597,366     18,911,104     20,898,580
4 Years Later           12,951,511     12,667,989   14,462,911     19,073,442     22,631,450     24,932,922
5 Years Later           13,357,941     13,093,970   15,821,444     21,452,429     25,509,618     27,726,438
6 Years Later           13,459,123     13,385,215   16,936,140     23,900,335     27,844,199
7 Years Later           13,422,013     14,067,010   17,729,857     25,687,342
8 Years Later           13,630,780     14,479,299   18,628,698
9 Years Later           13,742,084     14,959,539
10 Years Later          13,884,825

Reserves Reestimated as of
--------------------------
1 Year Later            20,153,906     18,562,116   19,599,695     20,912,743     25,666,251     31,232,388
2 Years Later           17,136,498     15,021,149   15,742,478     20,289,699     24,984,032     28,636,286
3 Years Later           14,788,046     13,802,009   15,463,566     21,217,766     24,575,023     28,074,691
4 Years Later           13,961,555     13,620,235   16,174,111     21,843,632     26,146,874     29,774,762
5 Years Later           13,833,745     13,790,786   16,888,885     23,767,472     28,687,265     32,382,991
6 Years Later           13,754,304     13,878,797   17,762,615     26,193,900     31,416,091
7 Years Later           13,529,769     14,374,473   18,692,720     28,528,744
8 Years Later           13,730,935     15,132,286   19,849,364
9 Years Later           13,951,604     15,387,869
10 Years Later          14,109,979

Cumulative
Redundancy
(Deficiency)            $8,808,463     $5,862,033     $974,675    $(7,028,966)   $(3,782,787)      $299,162
                         =========      =========      =======      =========      =========        =======

Gross Liability for Unpaid Losses
and Loss Adjustment Expenses                       $23,011,868    $26,294,199    $32,370,752    $37,006,458

Ceded Liability for Unpaid Losses
and Loss Adjustment Expenses                        (2,187,829)    (4,794,421)    (4,737,448)    (4,324,305)
                                                     ---------      ---------      ---------      ---------
Net Liability for Unpaid Losses
and Loss Adjustment Expenses                       $20,824,039    $21,499,778    $27,633,304    $32,682,153
                                                    ==========     ==========     ==========     ==========

Gross Liability Reestimated                        $29,580,731    $41,085,058    $46,220,727    $49,148,344
Ceded Liability Reestimated                         (9,731,367)   (12,556,314)   (14,804,636)   (16,765,353)
                                                     ---------     ----------     ----------     ----------
Net Liability Reestimated                          $19,849,364    $28,528,744    $31,416,091    $32,382,991
                                                    ==========     ==========     ==========     ==========
Gross Reserve Redundancy (Deficiency)              $(6,568,863)  $(14,790,859)  $(13,849,975)  $(12,141,886)
                                                     =========     ==========     ==========     ==========


                         CRUSADER INSURANCE COMPANY
            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                              Fiscal Year Ended December 31
                                          ----------------------------------------------------------------------
                                              1996           1997           1998           1999          2000
                                          (Nine Months)      ----           ----           ----          ----
                                              ----


Reserve for Unpaid
Losses and Loss
Adjustment Expenses                       $37,111,846    $40,591,248    $40,374,232    $37,628,165   $34,546,026

Paid Cumulative as of
---------------------
1 Year Later                               10,996,896     12,677,646     15,393,167     18,745,224
2 Years Later                              19,488,853     23,740,181     28,570,117
3 Years Later                              25,552,756     30,217,031
4 Years Later                              29,730,976
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Reserves Reestimated as of
--------------------------
1 Year Later                               32,838,369     35,730,603     39,132,945     41,898,796
2 Years Later                              31,086,210     36,032,215     43,164,627
3 Years Later                              32,347,788     38,844,953
4 Years Later                              35,513,862
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Cumulative
Redundancy
(Deficiency)                               $1,597,984     $1,746,295    $(2,790,395)   $(4,270,631)
                                            =========      =========      =========      =========

Gross Liability for Unpaid Losses
and Loss Adjustment Expenses              $39,740,865    $42,004,851    $41,513,945    $41,592,489   $45,217,369

Ceded Liability for Unpaid Losses
amd Loss Adjustment Expenses               (2,629,019)    (1,413,603)    (1,139,713)    (3,964,324)  (10,671,343)
                                            ---------      ---------      ---------      ---------    ----------

Net Liability for Unpaid Losses
and Loss Adjustment Expenses              $37,111,846    $40,591,248    $40,374,232    $37,628,165   $34,546,026
                                           ==========     ==========     ==========     ==========    ==========

Gross Liability Reestimated               $55,561,269    $52,753,025    $56,558,396    $54,771,531
Ceded Liability Reestimated               (20,047,407)   (13,908,072)   (13,393,769)   (12,872,735)
                                           ----------    -----------     ----------     ----------
Net Liability Reestimated                 $35,513,862    $38,844,953    $43,164,627    $41,898,796
                                           ==========     ==========     ==========     ==========
Gross Reserve Redundancy (Deficiency)    $(15,820,404)  $(10,748,174)  $(15,044,451)  $(13,179,042)
                                           ==========     ==========     ==========     ==========


The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                        Year ended December 31
                                                                                        ----------------------
                                                                                2000              1999               1998
                                                                                ----              ----               ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                                  $37,628,165       $40,374,232        $40,591,248
                                                                              ----------        ----------         ----------
Incurred losses and loss adjustment expenses
   Provision for insured events of current year                               17,406,284        18,268,710         22,454,229
   Increase (decrease) in provision for events of prior years (*)              4,270,631        (1,241,520)        (4,860,647)
                                                                              ----------        ----------         ----------
     Total losses and loss adjustment expenses                                21,676,915        17,027,190         17,593,582
                                                                              ----------        ----------         ----------
Payments
   Losses and loss adjustment expenses attributable to
    insured events of the current year                                         6,013,830         4,380,090          5,132,952
   Losses and loss adjustment expenses attributable to
    insured events of prior years                                             18,745,224        15,393,167         12,677,646
                                                                              ----------        ----------         ----------
     Total payments                                                           24,759,054        19,773,257         17,810,598
                                                                              ----------        ----------         ----------
Reserve for unpaid losses and loss adjustment expenses
  at end of year - net of reinsurance                                         34,546,026        37,628,165         40,374,232
Reinsurance recoverable on unpaid losses and loss
     adjustment expenses at end of year                                       10,671,343         3,964,324          1,139,713
                                                                              ----------         ---------         ----------
Reserve for unpaid losses and loss adjustment expenses at
     end of year per balance sheet, gross of reinsurance (**)                $45,217,369       $41,592,489        $41,513,945
                                                                              ==========        ==========         ==========


 (*) See Management Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for discussion of the increase in the provision for events of prior years for the years ended December 31, 2000 and December 31, 1999. The methodology used by the Company in determining 2000 case reserves and IBNR is consistent with prior years.

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

                                                                      Twelve months ended December 31
                                          -----------------------------------------------------------------------------------
Statutory:                                   2000              1999              1998             1997             1996
----------                                   ----              ----              ----             ----             ----
Net Premiums Written                      $26,406,565       $26,209,180      $34,203,908       $36,059,086      $36,652,776
Policyholders' Surplus                    $39,626,269       $40,952,456      $37,611,089       $30,899,761      $25,748,757
Ratio                                       .7 to 1           .6 to 1           .9 to 1          1.2 to 1         1.4 to 1


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

A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. At December 31, 2000, Crusader's adjusted capital was well in excess of the required capital levels.

NAIC'S Statutory Accounting Initiative
--------------------------------------
The NAIC's project to codify accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioners' discretion in determining appropriate statutory accounting for insurers in their states. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. Codification became effective on January 1, 2001. The implementation of codification resulted in an increase in statutory surplus of $1,720,694. The Company is unable to predict how insurance rating agencies will interpret or react to any such changes. No assurance can be given that future legislative or regulatory changes resulting from such activities will not adversely affect the Company and its subsidiaries.

California Insurance Guarantee Association
------------------------------------------
In 1969, the California Insurance Guarantee Association ("CIGA") was created pursuant to California law to provide for payment of claims for which insolvent insurers are liable but which cannot be paid out of such insurers' assets. Crusader is subject to assessment by CIGA for its pro-rata share of such claims, based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses incurred in liquidating an insolvent insurer. In any particular year, Crusader cannot be assessed an amount greater than 1% of its premiums written in the preceding year. California Insurance Code Sections 1063.5 and 1063.14 allow Crusader to recoup assessments by surcharging policyholders. No assessment was made by CIGA for the 2000 or 1999 calendar years.

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

Rating
------
Insurance companies are rated to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. These ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time. Ratings focus primarily on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, market segment position and growth opportunities, marketing, sales conduct practices, investment operations, minimum policyholders' surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crusader is rated A (Excellent) by the A. M. Best Company.

                           OTHER INSURANCE OPERATIONS
                           --------------------------
General Agency Operations
-------------------------
Unifax primarily sells and services commercial multiple peril business insurance policies. In addition, it sells and services commercial liability, commercial property, workers' compensation, and commercial earthquake insurance policies. Unifax's workers' compensation, commercial earthquake, and some of the commercial liability insurance policies are sold primarily in California for non-affiliated insurers. All other policies are sold and serviced for Crusader by Unifax in Arizona, California, Idaho, Kentucky, Montana, Nevada, Ohio, Oregon, Pennsylvania, Texas, and Washington.

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

Insurance Claim Administration Operation
----------------------------------------
The Company's subsidiary U.S. Risk Managers, Inc., ("U.S. Risk") provides insurance claim administration services to the non-affiliated property and casualty insurance companies that Bedford represents as a general agent. These services consist of receiving, reserving, adjusting, paying and accounting for insurance claims. U.S. Risk engages independent field examiners for all work performed outside the Company's office. U.S. Risk operates under a license issued by the California Department of Insurance and other states where applicable. All claim adjusting services for Crusader policies are administered by Crusader. Crusader engages independent field examiners for all work performed outside the Company's office.

Insurance Premium Finance Operation
-----------------------------------
American Acceptance Corporation ("AAC") is a licensed insurance premium finance company that provides insurance purchasers with the ability to pay their insurance premiums on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company. AAC provides premium financing primarily for the Crusader policies that are produced by Unifax in California.

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

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                          (Amounts in Thousands)
                                                                             As of December 31
                                                  -------------------------------------------------------------------------
                                                          2000                       1999                      1998
                                                          ----                       ----                      ----
                                                  Amortized      Market      Amortized      Market      Amortized     Market
Type of Security                                     Cost         Value         Cost         Value         Cost        Value
----------------                                     ----         -----         ----         -----         ----        -----
Certificates of deposit                            $   400       $   400     $    200      $    200     $    200    $    200
U.S. treasury securities                             7,995         8,192       10,056        10,076        9,610      10,098
Industrial and miscellaneous

   taxable bonds                                    66,613        66,356       60,807        58,974       52,404      54,011
State and municipal tax-exempt bonds                19,790        20,035       28,079        28,344       34,144      35,164
                                                    ------        ------       ------        ------       ------      ------
     Total fixed maturity investments               94,798        94,983       99,142        97,594       96,358      99,473
Short-term cash investments                          3,355         3,355        5,968         5,968        6,574       6,574
Equity investments                                      26            26          164            66          504         481
                                                    ------        ------      -------       -------      -------     -------
     Total investments                             $98,179       $98,364     $105,274      $103,628     $103,436    $106,528
                                                    ======        ======      =======       =======      =======     =======

At December 31, 2000, the Company had net unrealized gains on all investments of $184,553 before income taxes. The amortized cost and estimated market value of fixed maturity investments at December 31, 2000, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                        (Amounts in Thousands)
                                                        As of December 31, 2000
                                                        -----------------------
                                                       Amortized         Market
      Fixed maturities due                                Cost            Value
      --------------------                                ----            -----
      Within 1 year                                      $17,975        $18,060
      Beyond 1 year but within 5 years                    72,757         72,826
      Beyond 5 years but within 10 years                   4,066          4,097
                                                          ------         ------
           Total                                         $94,798        $94,983
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

The profitability of insurers is affected by many factors including rate competition, the frequency of claims and their average cost, natural disasters, state regulations, interest rates, crime rates, general business conditions, and court decisions redefining and expanding the extent of coverage and granting higher compensation awards. One of the challenging and unique features of the property and casualty business is the fact that, since premiums are collected before losses are paid, its products are normally priced before its costs are known.

Insurance Company and General Agency Operations (Property and Casualty)
----------------------------------------------------------------------
The Company's property and casualty insurance business continues to experience a competitive marketplace. There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company. In addition, Crusader competes not only with other insurance companies but also with the general agents. Many of these general agents offer more products than the Company. The principal method of competition among competitors is price. While the Company attempts to meet this competition with competitive prices, its emphasis is on service, promotion, and distribution. Additional information regarding competition in the insurance marketplace is discussed in the Management Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

Insurance Claim Administration Operation
----------------------------------------
The insurance claim administration operation generates all its business from insurance policies produced by its sister company Bedford for a non-affiliated insurance company. Competition is not a major factor as long as U.S. Risk produces a quality product at a fair price. The growth of U.S. Risk is dependent on the growth of Bedford.

Insurance Premium Financing Operation
-------------------------------------
The insurance premium financing operation currently finances only policies written through its sister company, Unifax. Although competition is intense in the premium finance business, the competitive pricing, the quality of its service, and the ease and convenience of financing with AAC has made its growth and profitability possible. AAC's growth is dependent on the growth of Crusader and Unifax.

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is also intense. Approximately 93% of the Company's present health and life insurance business is from the CIGNA HealthCare medical and dental plan programs. This percentage is slightly lower than the prior year. The Company is continuing its efforts to diversify and offer a wider variety of products to its customers.

                                    EMPLOYEES
                                    ---------
On March 15, 2001, the Company employed 146 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

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

Item 3.  Legal Proceedings
--------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. Incidental actions are sometimes brought by customers or others that relate to disputes concerning the issuance or non-issuance of individual insurance policies. In addition, the Company resorts to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis through its counsel and they do not materially affect the operations of the Company.

State of Washington Regulatory Proceeding
-----------------------------------------
The Insurance Commissioner of the State of Washington alleged that a service fee of $250 per policy, which was charged by a Washington agent after the Company became admitted in the state of Washington, is premium and subject to rate filing requirements and premium taxes. This service fee was first charged by the Washington agent under his broker's license in 1992, when the Company began its operation in Washington as a non-admitted insurer. The Company believes that the nature of the service fee did not change in 1995 when the Company became admitted in Washington, and it believes that the service fee continued to be a broker fee and is not subject to rate filing requirements or premium taxes.

In August 1999 the Insurance Commissioner announced that she would seek to impose a $307,000 fine, seek repayment of policy service fees to Washington policyholders including interest at the rate of 12% per annum (estimated to be approximately $780,000 plus interest to November 5, 2000, of $360,000), seek payment of all premium taxes deemed owed on the subject service fees including appropriate penalties required for delinquent taxes (estimated to be approximately $16,000 plus penalties), and seek to suspend Crusader's Certificate of Authority to do business in the state of Washington for a period of 120 days.

On May 5, 2000, an administrative hearing officer ordered that all of the sanctions previously stated be imposed. The order stated that the $307,000 fine be paid on or before August 5, 2000; that refunds to policyholders be completed by November 5, 2000; that all back premium taxes on the subject service fees be paid on or before May 5, 2001; and that Crusader's Certificate of Authority to do business in the state of Washington be suspended from May 20, 2000, through September 17, 2000. The Company and the Insurance Commissioner agreed to a stay of the administrative hearing officer's decision pending the outcome of the Company's appeal in the Superior Court for the state of Washington. Premium written in the state of Washington was $990,725 in the year ended December 31, 2000.

After each party filed briefs with the Superior Court, and after the National Association of Independent Insurers ("NAII") filed an amicus curie brief in support of Crusader's position, the Commissioner's office agreed to drop all sanctions in exchange for Crusader's agreement to pay $13,714. On January 30, 2001, although the Company did not believe it had done anything improper, it agreed to the $13,714 settlement. The Insurance Commissioner agreed to the settlement on January 31, 2001.

City of Los Angeles Business License
------------------------------------
On September 13, 2000, the City of Los Angeles audited Unico (parent company only) for the years 1997, 1998 and 1999 with respect to its Los Angeles business license gross receipts tax. The audit resulted in an assessment of $97,681 in gross receipts tax, interest of $24,196, and penalties of $39,072, resulting in a total amount due of $160,949. The assessment was based on the city's position that expenses of Unico's subsidiaries that are paid by Unico (parent company) are subject to the gross receipts business tax when those expenses are reimbursed by the subsidiaries to Unico. The Company disagreed with the audit findings and has appealed the matter. As of December 31, 2000, the Company has accrued $25,000 that it estimates will cover the cost of the appeal and an estimate of the gross receipts tax, penalty, and interest that may ultimately become due based on the information currently available.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) and dividends declared during the last two comparable twelve month periods are as follows:

                                          High          Low          Dividend
      Quarter Ended                       Price         Price        Declared
      -------------                      -------       -------       --------
      March 31, 1999                     13  3/4       9  3/4          $0.25
      June 30, 1999                      10  3/4       8  5/8
      September 30, 1999                 10  1/2       8  3/13
      December 31, 1999                   8  5/8       6  3/8

      March 31, 2000                      7  7/8       4  5/8          $0.15
      June 30, 2000                       6  3/4       4  1/2
      September 30, 2000                  7  1/4       5  7/8
      December 31, 2000                   7  3/4       5  3/8


As of December 31, 2000, the approximate number of shareholders of record of the Company's common stock was 500. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 1,000.

The Company has declared a cash dividend on its common stock annually since June 24, 1991. The Company's intention is to declare annual cash dividends subject to continued profitability and cash requirements. On March 1, 2000, the Company declared an annual cash dividend of $0.15 per common share payable on May 19, 2000, to shareholders of record on April 28, 2000. On March 1, 2001, the Company declared an annual cash dividend of $0.05 per common share payable on May 18, 2001, to shareholders of record on April 27, 2001. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (See Item 1 - Business - Insurance Company Operation - Holding Company Act). As of December 31, 2000, the maximum additional dividend that could have been made by Crusader to Unico without prior approval was $2,462,626.

In April 2000, the Company announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company. On August 8, 2000, the Board of Directors authorized the repurchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the repurchase of another 315,000 shares of the common stock of the Company in the open market from time to time. This brings the total shares of the Company's common stock authorized to be repurchased and retired to 945,000 shares. As of December 31, 2000, the Company had purchased and retired an aggregate of 628,600 shares of its common stock at a cost of $4,130,068 of which $308,908 was allocated to capital and $3,821,160 was allocated to retained earnings.

From January 1, 2000 to December 31, 2000, the Company issued 30,140 shares of its common stock as a result of the exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to one employee of the Company in exchange for $13.38 in cash and 13,833 shares of the Company's common stock. The shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as a transaction not involving a public offering.

Item 6.  Selected Financial Data
--------------------------------

                                                               Fiscal year ended December 31
                                --------------------------------------------------------------------------------------------
                                         2000                1999            1998              1997              1996
                                         ----                ----            ----              ----              ----
                                                                                                           (Nine Months*)
 Total revenues                      $38,367,949       $40,734,257        $47,544,270         $48,290,721     $34,884,657
 Total costs and expenses             38,174,336        33,609,368         34,789,372          37,301,688      27,505,670
                                      ----------        ----------         ----------          ----------      ----------
 Income before taxes                    $193,613        $7,124,889        $12,754,898         $10,989,033      $7,378,987
 Net income                             $439,797        $5,131,366         $8,708,669          $7,654,362      $5,174,510
 Basic earnings per share                  $0.07             $0.82              $1.41               $1.25           $0.87
 Diluted earnings per share                $0.07             $0.81              $1.36               $1.20           $0.83
 Cash dividends per share                  $0.15             $0.25              $0.07               $0.07           $0.07
 Total assets                       $123,945,820      $121,978,756       $121,717,643        $112,942,384    $104,451,322
 Stockholders' equity                $51,413,329       $54,840,797        $54,168,082         $45,060,784     $37,355,419


(*) The Company changed its fiscal year end from March 31, to December 31, effective December 31, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                        Liquidity and Capital Resources:
                        -------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company. Because the Company is a holding company and operates through its subsidiaries, its cash flow is dependent upon the earnings of its subsidiaries and the distributions of those earnings to the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding net unrealized gains or losses) at December 31, 2000, were $98,234,157 compared to $105,380,057 at December 31, 1999, a 7% decrease.
Crusader's cash and investments at December 31, 2000, was $93,578,918 or 95% of the total held by the Company, compared to $97,452,621or 92% of the total held by the Company at December 31, 1999.

The Company's investments are as follows:

                                                         December 31, 2000        December 31, 1999        December 31, 1998
                                                         -----------------        -----------------        -----------------
                                                          Amount        %           Amount        %          Amount        %
                                                          ------        -           ------        -          ------        -
Fixed maturities (at amortized cost)
   Certificates of deposit                             $   400,000       -       $   200,000       -      $   200,000       -
   U.S. treasury securities                              7,995,324       9        10,056,163      10        9,610,487      10
   Industrial and miscellaneous  (taxable)              66,613,078      70        60,807,507      62       52,403,981      54
   State and municipal (tax exempt)                     19,789,675      21        28,078,605      28       34,144,344      36
                                                        ----------     ---        ----------     ---       ----------     ---
        Total fixed maturity investments                94,798,077     100        99,142,275     100       96,358,812     100
                                                        ----------     ===        ----------     ===       ----------     ===

Short-term cash investments (at cost)
   Certificates of deposit                                 225,000       7           425,000       7          425,000       6
   Commercial paper                                      2,000,000      60         2,675,000      45        3,425,000      52
   Bank money market accounts                              417,280      12         2,055,254      35          694,834      11
   U.S. gov't obligation money market fund                  28,778       1            78,799       1        1,290,108      20
   Short-term U.S. treasury                                681,414      20           731,281      12          735,346      11
   Bank savings accounts                                     2,882       -             2,839       -            3,574       -
                                                         ---------     ---         ---------     ---        ---------     ---
        Total short-term cash investments                3,355,354     100         5,968,173     100        6,573,862     100
                                                         ---------     ===         ---------     ===        ---------     ===

Equity investments (at cost)                                25,920                   164,170                  503,503

        Total investments                              $98,179,351              $105,274,618             $103,436,177
                                                        ==========               ===========              ===========

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

The tax-exempt interest income earned (net of bond premium and discount amortization) during the year ended December 31, 2000, was $1,191,794 compared to $1,473,922 in the year ended December 31, 1999. In the year ended December 31, 1998, tax-exempt interest income earned totaled $1,698,211.

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

Unico has a $2,000,000 line of credit with Union Bank of California. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 3, 2002, at which time it is expected to be renewed. Unico did not borrow against its line of credit in 2000 or 1999.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,755,572, statutory deposits of $2,725,000, and dividend restriction between Crusader and Unico (See Item 1 - Business - Insurance Company Operation - Holding Company Act) plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Dividends paid by Crusader to Unico were $1,500,000 in 2000 and $2,000,000 in 1999. These funds were invested in short-term instruments and were ultimately used to help fund the repurchase of shares of the Company's common stock discussed below. As of December 31, 2000, the maximum additional dividend that could have been made by Crusader to Unico without prior of the California Department of Insurance approval was $2,462,626.

In April 2000 the Company announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company. On August 8, 2000, the Board of Directors authorized the repurchase of an additional 315,000 shares of common stock of the Company and on September 6, 2000, the Board of Directors authorized the repurchase of another 315,000 shares of the common stock of the Company in the open market from time to time. This brings the total shares of the Company's common stock authorized to be repurchased to 945,000 shares. As of December 31, 2000, the Company had purchased an aggregate of 628,600 shares of its common stock at a cost of $4,130,068. These shares were purchased using cash-on-hand and the proceeds from the maturities of short-term investments.

Crusader's statutory capital and surplus as of December 31, 2000, was $39,626,269, a decrease of $1,326,187 (3%) over December 31, 1999. Crusader's statutory capital and surplus as of December 31, 1999, was $40,952,456, an increase of $3,341,367 (9%) over December 31, 1998.

Cash flow used by operations for the year ended December 31, 2000, was $1,374,774, a decrease of $5,074,800 from the $3,700,026 of cash provided by operations in the year ended December 31, 1999. The decrease was primarily due to an increase in claim payments during the year ended December 31, 2000.

The Company has initiated an upgrade and replacement of computer systems and expects to spend approximately $150,000 in the next twelve months to complete this project. There are no other material commitments for capital expenditures as of the date of this report.

                             Results of Operations:
                             ---------------------
General
-------
The Company had net income of $439,797 for the year ended December 31, 2000, compared to $5,131,366 for the year ended December 31, 1999, and $8,708,669 for the year ended December 31, 1998. Total revenue for the year ended December 31, 2000, was $38,367,949 compared to $40,734,257 for the year ended December 31, 1999, and $47,544,270 for the year ended December 31, 1998.

For the year ended December 31, 2000, income before taxes decreased by $6,931,276 (97%) and net income decreased by $4,691,569 (91%) compared to the year ended December 31, 1999. The decrease in pre-tax income was primarily due to a decrease of $6,800,955 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader.

For the year ended December 31, 1999, income before taxes decreased by $5,630,009 (44%) and net income decreased by $3,577,303 (41%) compared to the year ended December 31, 1998. The decrease in pre-tax income was primarily due to a decrease of $5,104,399 (65%) in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader.

The effect of inflation on the net income of the Company during the year ended December 31, 2000, was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation
---------------------------
Premium and loss information of Crusader are as follows:

                                                                             Year ended December 31
                                                                             ----------------------
                                                                     2000                 1999                1998
                                                                     ----                 ----                ----
 Gross written premium                                            $33,259,948         $33,139,361          $37,079,303
 Net written premium (net of reinsurance ceded)                   $26,406,565         $26,543,921          $34,126,963
 Earned premium before reinsurance ceded                          $32,743,165         $34,693,113          $40,615,417
 Earned premium net of reinsurance ceded                          $25,899,234         $28,109,361          $34,915,195
 Losses and loss adjustment expenses                              $21,676,915         $17,027,190          $17,593,582
 Unpaid losses and loss adjustment expenses                       $45,217,369         $41,592,489          $41,513,945


Crusader's primary line of business is commercial multiple peril business package policies. This line of business represented approximately 97% of Crusader's total written premium for both fiscal years ended December 31, 2000 and 1999.

Crusader's gross written premium by state is as follows:

                                                                              Year ended December 31
                                                                              ----------------------
                                                               2000                    1999                   1998
                                                               ----                    ----                   ----
California                                                  $28,513,822             $28,636,676            $31,323,804
Arizona                                                       1,178,094                 976,872              1,095,922
Washington                                                      990,725               1,086,815              1,958,179
Ohio                                                            753,264                 489,266                526,004
Pennsylvania                                                    546,801                 565,628                416,485
Oregon                                                          509,971                 697,033              1,289,054
Montana                                                         482,735                 436,390                 98,612
Texas                                                           135,968                 118,066                239,563
Nevada                                                           82,963                  34,520                 49,096
Idaho                                                            38,037                       -                      -
Kentucky                                                         27,568                  98,095                 82,584
                                                             ----------              ----------             ----------
     Total gross written premium                            $33,259,948             $33,139,361            $37,079,303
                                                             ==========              ==========             ==========

For the year ended December 31, 2000, gross written premium increased by $120,587 compared to the year ended December 31, 1999. The Company believes that the slight growth in written premium in 2000 is the result of a subsidence in the intensity of price-based competition in the property casualty insurance market.

For the year ended December 31, 1999, gross written premium decreased by $3,939,942 (11%) compared to the year ended December 31, 1998. This decrease was due to intense price competition that adversely affected the premium written in nearly all states that the Company does business.

Although the Company attempts to be competitive on price, it believes that maintaining adequate rates on the insurance policies it sells is a better business strategy than increasing total written premium by selling more policies at inadequate rates. This business philosophy has resulted in decreased written premium in 1999 and virtually no premium growth in 2000.

Although it appears that the intensity of price-based competition has somewhat subsided, the Company does not believe that it is in a " hard market." While some of its competitors have recently raised rates or adopted more restrictive rules, those changes have not yet been large enough to redirect the flow of new business to the Company. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through its current independent agents and brokers. In pursuing its growth plan, the Company adopted a geographic expansion plan several years ago. In 1992, 100% of the Company's sales were in California. As of December 31, 2000, the Company had established marketing relations and products in ten other states, decreasing the percentage of its California business to 86%. The Company has no short-term plan to expand into additional states, nor to expand upon its marketing channels. However, the Company does plan to adopt "fine-tuning" changes to its existing rates, rules and forms, and it plans to add new programs for the states where it currently operates.

Currently, agents and brokers who call for quotes on policies sold by the Company may also have to call competitors for quotes on products which the Company does not offer. Thus, Crusader competes with not only other insurance companies, but with general agents who produce business for other insurance companies. Many of these general agents offer more products than the Company and thus make it easier for the agents and brokers because they can do more business with fewer telephone calls. To provide better service to the Company's agents and brokers, the Company is currently working on additional non-affiliated insurance company products to be offered by its General Agency operations. In addition to generating additional commission and fee income, the expansion of the General Agency operations may benefit Crusader because agents and brokers may place more of their business with Crusader.

The Company writes annual policies and therefore earns written premium over the one year policy term. Premium earned before reinsurance decreased $1,949,948 (6%) in the year ended December 31, 2000, compared to the year ended December 31, 1999, and decreased $5,922,304 (15%) in the year ended December 31, 1999, compared to the year ended December 31, 1998. The decrease in earned premium before reinsurance was directly related to the decrease in written premium discussed above.

Earned premium ceded increased $260,179 (4%) to $6,843,931 or 21% of earned premium before reinsurance in the year ended December 31, 2000, compared to $6,583,752 or 19% of earned premium before reinsurance for the year ended December 31, 1999. Earned premium ceded increased $883,530 (16%) to $6,583,752 or 19% of earned premium before reinsurance for the year ended December 31, 1999, compared to $5,700,222 or 14% of earned premium before reinsurance for the year ended December 31, 1998. Ceded premiums increased in the year ended December 31, 2000, primarily due to higher than anticipated loss experience on prior accident years that was subject to the Company's provisionally rated reinsurance contract. Premium ceded under this contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustments based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The decrease in earned ceded premium (excluding provisionally rated ceded premium) in 2000, 1999 and 1998 was primarily due to decreased earned premium before reinsurance.

The following table shows the changes in ceded premium:

                                                                     Year ended December 31
                                                                     ----------------------
                                                                2000           1999           1998
                                                                ----           ----           ----
(Decrease) in earned ceded premium (excluding
  provisionally rated ceded premium)                         $(447,593)      $(800,074)     $(818,860)
Increase in provisionally rated ceded premium                  707,772       1,683,604        124,754
                                                               -------       ---------        -------
     Net increase (decrease) in earned ceded premium         $ 260,179       $ 883,530      $(694,106)
                                                               =======         =======        =======

The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for incurred-but-not-reported losses "IBNR") to net premiums earned ("loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned ("expense ratio"). The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with generally accepted accounting principles. As shown on the table below, the loss ratio increased to 83.7% in 2000 from 60.6% in 1999. This increase in the loss ratio was primarily due to a decreased earned premium before reinsurance (discussed above), an increase in earned premium ceded (discussed above), and an increase in incurred losses on prior years.

Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

                                Year ended December 31
                                ----------------------
                          2000            1999            1998
                          ----            ----            ----

Loss ratio                83.7%           60.6%           50.4%
Expense ratio             32.1%           29.8%           27.2%
                         -----            ----            ----
Combined ratio           115.8%           90.4%           77.6%
                         =====            ====            ====

During 1999, as part of the Company's ongoing reserve review process and loss trending analysis, the Company determined that its average claim costs were increasing and claims were settling for amounts greater than had been anticipated. To address this trend, the Company reviewed its open claim files to ensure that its case reserves and IBNR were adequate. The review process took approximately one year and resulted in increased reserves.

The increase in incurred losses and loss adjustment expenses recognized in 2000 and 1999 was primarily due to the following:

   1. Higher than anticipated  claim cost from business  outside of California.
   2. The effect on settlements of escalating jury awards
   3. Increased development of losses due to the impact of changes in California law that expanded coverage and increased loss exposure, (e.g., Montrose Chemical Corp. v. Admiral Insurance Co.(1994), Montrose Chemical Corp. v. Admiral Insurance Co. (1995), Armstrong World Industries, Inc. v. Aetna
      Gas & Sur. Co. (1996), James Pepperell, et al., v. Scottsdale Insurance Company (1998), Pardee Construction Company v. Insurance Company of the West et al., (2000), Pershing Park Villas HOA v. United Pacific Ins. Co.
      (2000), Centex Golden Construction Co. v. Dale Tile Co.(2000)).

The Company's future writings and growth are dependent on market conditions, competition, and the Company's ability to introduce new and profitable products. As of December 31, 2000, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Other Insurance Operations
--------------------------

                        Health and Life Insurance Program
                        ---------------------------------
Commission income from the health and life insurance sales of NIB and AIB is as follows:
                                Year ended December 31
                                ----------------------
                       2000            1999           1998
                       ----            ----           ----

Commission income    $2,625,193      $2,668,582     $2,216,446

NIB and AIB market health and life insurance through non-affiliated insurance companies for individuals and groups. Approximately 93% of the health and life commission income for the years ended December 31, 2000 and 1999, was from the CIGNA HealthCare medical and dental plan programs. Revenues for the year ended December 31, 2000, decreased $43,389 (2%) compared to the year ended December 31, 1999. The decrease in commission income in the health and life insurance programs is primarily a due to a one-time bonus commission of $143,191 which the Company received from CIGNA in 1999. Excluding the effect of the 1999 bonus commission, commission income for the current year increased $99,802 (4%) when compared to the prior year.

Revenues for the year ended December 31, 1999, increased $452,136 (20%) compared the year ended December 31, 1998. This increase was a result of continued increase in sales of small business group accounts for CIGNA, an increase in the number of small business accounts administered by the Company for CIGNA, and a bonus commission of $143,191 received from CIGNA.

Since approximately 93% of the Company's health and life insurance income comes from CIGNA programs, future growth is dependent of the competitiveness of CIGNA's rates, products, and product enhancements.

                               Service Fee Income
                               ------------------
Unifax  sells and services  insurance  policies  for  Crusader.  The service fee
charged  to  the   policyholder  by  Unifax  is  recognized  as  income  in  the consolidated financial statements.

Service fee income of Unifax is as follows:

                                                Year ended December 31
                                                ----------------------
                                         2000            1999            1998
                                         ----            ----            ----

 Service fee income                   $1,654,735      $1,677,223      $1,896,258
 Policies written                         17,351          17,225          18,306


Service fee income is primarily related to the number of policies written by Unifax. In addition, in 1999, Unifax voluntarily discontinued charging service fees in several of states outside of California, contributing to the decrease in service fee income.

                    Daily Automobile Rental Insurance Program
                    -----------------------------------------
The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission and a claim administration fee from a non-affiliated insurance company based on premium written. Commission and fee income from the daily automobile rental insurance program are as follows:

                                                Year ended December 31
                                                ----------------------
                                          2000            1999            1998
                                          ----            ----            ----

Daily auto rental program commission
  and claim administration fee          $741,662        $731,884        $758,073
Contingent commission                     69,979          28,735          49,430
                                         -------         -------         -------
Total commission and fee income         $811,641        $760,619        $807,503
                                         =======         =======         =======

Revenues during the year ended December 31, 2000, were $811,641, an increase of $51,022 (7%) compared to the same period of the prior year. Revenue for the year ended December 31, 1999, decreased by $46,884 (6%) compared to the year ended December 31, 1998.

The  daily  automobile  rental  insurance  program  commission  and  fee  income
(excluding contingent commission) increased in 2000 only slightly due to continued price competition in the daily automobile insurance market. To avoid underwriting losses for the non-affiliated insurance company that it represents, Bedford continues to produce business only at rates which it believes to be adequate. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

                              Association Operation
                              ---------------------
Membership and fee income from the association program of AAQHC is as follows:

                                                Year ended December 31
                                                ----------------------
                                          2000            1999            1998
                                          ----            ----            ----

  Membership and fee income             $397,157        $396,958        $355,781


Membership and fee income in the year ended December 31, 2000, was comparable to the year ended December 31, 1999. Membership income increased $41,177 (12%) in the year ended December 31, 1999, compared to the year ended December 31, 1998.


                         Other Commission and Fee Income
                         -------------------------------
Other commission and fee income are as follows:
                                                   Year ended December 31
                                                   ----------------------
                                               2000         1999         1998
                                               ----         ----         ----

Workers' compensation program
  commission income                          $44,816       $81,919      $329,465
Earthquake program commission income         $15,993       $22,421             -
Commercial liability program
  commission and fee income                  $55,828       $22,280             -
Commercial and personal auto program
  commission and fee income                        -        $4,363        $1,843
Miscellaneous fee income                        $128          $177          $242
                                             -------       -------      --------
   Total other commission and fee income    $116,767      $131,160      $331,550
                                             =======       =======       =======

Unifax produces workers' compensation policies primarily in California for non-affiliated insurers and receives a commission from them based on premium written. Unifax discontinued writing new business with one of its non-affiliated insurers in 1998 and began placing new business with other non-affiliated insurance companies. The decrease in commission income in 2000 and 1999 was due to underwriting constraints of the new insurance companies that limited the types and classes of business that they would accept.

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999. Unifax received a commission from the insurance company based on premium written. Commission income on the earthquake program for the year ended December 31, 2000, decreased $6,428 (29%) compared to the prior year as a result of the non-affiliated insurance company discontinuing writing earthquake insurance in California in October, 2000. Unifax expects to begin writing commercial earthquake insurance policies with a new non-affiliated insurance company in April, 2001.

Unifax began producing commercial liability insurance policies in California for non-affiliated insurance companies in 1999. Unifax receives a commission from the insurance company based on premium written and a service fee from the policyholder. Commission and fee income on the commercial liability program increased in the year ended December 31, 2000, $33,548 (151%) due to increased marketing and the expansion of the product lines written by non-affiliated insurance carriers.

Unifax produced commercial auto policies in California for a non-affiliated insurer and received a commission from them based on premium written. The
Company discontinued that program in February of 1997. Unifax also received a policy service fee from the insured. In February 1997, the Company decided to discontinue writing new policies in the Unifax commercial automobile program and only serviced and renewed existing policies until the book of business was sold to a non-affiliated third party in June 1997. As consideration for the sale of this book of business, Unifax received a percentage of the commission earned for a two-year period on policies which were in force at the time of sale.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

                             Premium Finance Program
                             -----------------------
Premium finance charges and late fees earned from financing policies are as follows:

                                               Year ended December 31
                                               ----------------------
                                          2000            1999           1998
                                          ----            ----           ----
Premium finance charges and
  late fees earned                      $837,902        $915,940      $1,033,479
New loans                                  7,166           7,597           8,092


AAC provides premium financing primarily to Crusader policies produced by Unifax in California. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service to finance those policies. Due to the intense competition in the market place Unifax has produced only slightly more policies than the previous year. The decrease in revenues and loans in 2000 is primarily due to the fact that fewer policies are being financed. Although AAC finances approximately 80% of all Unifax policies which are financed, the percentage of all Unifax policies which are financed decreased from approximately 54% in 1999 to approximately 50% in 2000.

Premium finance charges and late fees earned on loans decreased $78,038 (9%) in the year ended December 31, 2000, compared to the year ended December 31, 1999. The decrease was primarily a result of fewer policies being financed due to an overall decrease in the number of policyholders financing policies. For the year ended December 31, 1999, premium finance charges and late fees earned on loans decreased $117,539 (11%) compared to the year ended December 31, 1998, as a result of fewer policies being written by Crusader and fewer policies being financed.

Investment  Income and Net Realized  Gains  (Losses)
----------------------------------------------------
Investment  income and net realized gains (losses) are as follows:

                                                 Year ended December 31
                                                 ----------------------
                                           2000            1999          1998
                                           ----            ----          ----
Interest and dividend income
  Insurance company operations          $5,764,094      $5,706,945    $5,497,323
  Other operations                         335,984         283,942       234,580
                                         ---------       ---------     ---------
    Total interest and dividend income   6,100,078       5,990,887     5,731,903
Net realized investment gains (losses)    (135,389)         64,793       247,931
                                         ---------        --------     ---------
    Total investment income and
      realized gains (losses)           $5,964,689      $6,055,680    $5,979,834
                                         =========       =========     =========

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During 2000, the Company realized a loss of $138,250 on one equity security where a decline in market value was considered other than temporary.

Investment interest and dividends earned (excluding net realized gains) increased $109,191 (2%) in the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily as a result of an increase in return on the Company's investment portfolio. Average invested assets in the year ended December 31, 2000, (at amortized value) decreased $2,628,414 (3%) compared to the year ended December 31, 1999. Investment income return based on average invested assets was 6.0% for the year ended December 31, 2000, compared to 5.74% for the year ended December 31, 1999. The mix of taxable and tax-exempt securities in the portfolio affect the investment income return percentage. Tax-exempt securities, which generally carry a lower yield than taxable securities, decreased to $19,789,675 (20% of total investments) at December 31, 2000, compared to $28,078,605 (27% of total investments) at December 31, 1999.

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

Operating Expenses
------------------
Policy Acquisition Costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The ratio of policy acquisition cost to net earned premium increased in 1999 and 2000 primarily due to an increase in provisionally rated ceded premium. The provisionally rated reinsurance contract was cancelled on a run off basis on December 31, 1997. Policy acquisition costs, net of ceding commission, are as follows:

                                              Year ended December 31
                                              ----------------------
                                        2000            1999            1998
                                        ----            ----            ----

Policy acquisition costs             $8,303,917      $8,362,814      $9,497,857
Ratio to net earned premium
  (GAAP ratio)                               32%             30%             27%


Salaries and Employee Benefits decreased $110,433 (3%) for the year ended December 31, 2000, compared to the year ended December 31, 1999. Salaries and employee benefits increased $135,797 (3%) in the year ended December 31, 1999, compared to the year ended December 31, 1998.

                                               Year ended December 31
                                               ----------------------
                                        2000            1999            1998
                                        ----            ----            ----

Salaries and employee benefits       $4,241,117      $4,351,550      $4,215,753


Commissions to Agents/Brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health and life insurance program, the daily automobile rental insurance program, the earthquake program and the commercial liability program. Commissions to agents and brokers increased $3,971 (0%) for the year ended December 31, 2000, compared to the year ended December 31, 1999. Commissions to agents and brokers increased $261,833 (25%) for the year ended December 31, 1999, compared to the year ended December 31, 1998.

                                               Year ended December 31
                                               ----------------------
                                        2000            1999            1998
                                        ----            ----            ----

Commission to agents/brokers         $1,309,490      $1,305,519      $1,043,686

Other Operating Expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production.

                                               Year ended December 31
                                               ----------------------
                                         2000            1999            1998
                                         ----            ----            ----

Other operating expenses              $2,642,897      $2,562,295      $2,438,494


Income Taxes
------------
Income tax benefit for 2000 was $246,184 compared to $1,993,523 income tax expense for 1999. The effective combined income tax rates for 2000 and 1999 were (127.2%) and 30.9%, respectively. The change in the effective tax rate is due to significantly larger portion of tax exempt interest in the income before taxes in 2000 than in 1999.

New Accounting Standards
------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000, and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the change in fair value of assets or liabilities hedged by the instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company does not participate in derivative instruments or hedging activities. Consequently, the Company's financial statements would not be impacted by the adoption of SFAS 133.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the Sections entitled "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward looking. These statements, which may be identified by forward-looking words or phrases such as "anticipate," "appears," "believe," "estimates," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include those described under Item 1 - Business - "Competition," premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, the Company's ability to introduce new profitable products, and the Company's ability to expand geographically.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets at December 31, 2000 and 1999 consisted of the following:

                                                        2000            1999
                                                        ----            ----

Fixed maturity bonds (at amortized cost )            $94,398,077     $98,942,275
Short-term cash investments (at cost)                  3,355,354       5,968,173
Equity securities  (at cost)                              25,920         164,170
Certificates of deposit -over 1 year (at cost)           400,000         200,000
                                                      ----------     -----------
     Total invested assets                           $98,179,351    $105,274,618
                                                      ==========     ===========

The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than eight years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Since inception of the Company, only ten bonds have been sold prior to their maturity or call date. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements are unrealized, and no gains or losses are recognized in the consolidated statements of operations. Unrealized gains and losses are reported as separate components of stockholders' equity, net of any deferred tax effect. As of December 31, 2000, the Company's unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio was $184,553. As of December 31, 1999, the Company's unrealized losses (net of unrealized gains) was $1,548,141. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio would decrease by approximately $2.77 million. This decrease would not be reflected in the statements of operations except to the extent that the securities are sold.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number
                                                                         ------

Independent Auditors' Report                                               26

Consolidated Balance Sheets as of December 31, 2000, and
 December 31, 1999                                                         27

Consolidated Statements of Operations for the years ended
 December 31, 2000, December 31, 1999, and December 31, 1998               28

Consolidated Statements of Comprehensive Income for the years
 ended December 31, 2000, December 31, 1999, and December 31, 1998         29

Consolidated Statements of Changes in Stockholders' Equity for the years
 ended December 31, 2000, December 31, 1999, and December 31, 1998         30

Consolidated  Statements of Cash Flows for the years ended
 December 31, 2000, December 31,1999, and December 31, 1998                31

Notes to Consolidated Financial Statements                                 32

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP

Los Angeles, California
March 9, 2001

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31        December 31
                                                                                                2000                1999
                                                                                                ----                ----
                                                           ASSETS
                                                           ------
Investments
   Available for sale:
     Fixed maturities, at market value (amortized cost:  December 31,
       2000 $94,798,077; December 31, 1999 $99,142,275)                                      $94,982,630         $97,594,134
     Equity securities at market (cost: December 31, 2000
       $25,920; December 31, 1999 $164,170)                                                       25,920              66,000
   Short-term investments, at cost                                                             3,355,354           5,968,173
                                                                                              ----------         -----------
      Total Investments                                                                       98,363,904         103,628,307
Cash                                                                                              54,806             105,439
Accrued investment income                                                                      1,908,547           2,060,471
Premiums and notes receivable, net                                                             5,807,731           5,496,890
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                      393,198              19,850
   Unpaid losses and loss adjustment expenses                                                 10,671,343           3,964,324
Prepaid reinsurance premiums                                                                      29,531              32,438
Deferred policy acquisition costs                                                              4,500,147           4,338,217
Property and equipment (net of accumulated depreciation)                                         114,107             148,667
Deferred income taxes                                                                            948,442           1,541,242
Other assets                                                                                   1,154,064             642,911
                                                                                             -----------         -----------
        Total Assets                                                                        $123,945,820        $121,978,756
                                                                                             ===========         ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                   $45,217,369         $41,592,489
Unearned premiums                                                                             17,099,927          16,583,143
Advance premium and premium deposits                                                           2,316,016           2,571,190
Accrued expenses and other liabilities                                                         7,899,179           6,391,137
                                                                                              ----------          ----------
        Total Liabilities                                                                    $72,532,491         $67,137,959
                                                                                              ----------          ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares, issued and outstanding shares 5,692,699 at December 31, 2000, and 6,304,953
  at December 31, 1999                                                                        $2,789,494          $3,098,389
Accumulated other comprehensive income gain (loss)                                               121,805          (1,086,565)
Retained earnings                                                                             48,502,030          52,828,973
                                                                                              ----------          ----------
        Total Stockholders' Equity                                                           $51,413,329         $54,840,797
                                                                                              ----------          ----------

        Total Liabilities and Stockholders' Equity                                          $123,945,820        $121,978,756
                                                                                             ===========         ===========





                    See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                         2000                  1999                  1998
                                                                         ----                  ----                  ----
REVENUES
--------
Insurance Company Revenues
   Premium earned                                                     $32,743,165           $34,693,113           $40,615,417
   Premium ceded                                                        6,843,931             6,583,752             5,700,222
                                                                       ----------            ----------            ----------
     Net premium earned                                                25,899,234            28,109,361            34,915,195
   Net investment income                                                5,764,094             5,706,945             5,497,323
   Net realized investment gains (losses)                                (137,897)               64,793               247,931
   Other income                                                            46,639                 6,978                 1,183
                                                                       ----------            ----------            ----------
        Total Insurance Company Revenues                               31,572,070            33,888,077            40,661,632

Other Revenues from Insurance Operations
     Gross commissions and fees                                         5,605,493             5,634,542             5,607,538
     Investment income                                                    335,984               283,942               234,580
     Net realized investment gains                                          2,508                     -                     -
     Finance charges and late fees earned                                 837,902               915,940             1,033,479
     Other income                                                          13,992                11,756                 7,041
                                                                       ----------            ----------            ----------
          Total Revenues                                               38,367,949            40,734,257            47,544,270
                                                                       ----------            ----------            ----------

EXPENSES
--------
Losses and loss adjustment expenses                                    21,676,915            17,027,190            17,593,582
Policy acquisition costs                                                8,303,917             8,362,814             9,497,857
Salaries and employee benefits                                          4,241,117             4,351,550             4,215,753
Commissions to agents/brokers                                           1,309,490             1,305,519             1,043,686
Other operating expenses                                                2,642,897             2,562,295             2,438,494
                                                                       ----------            ----------            ----------
         Total Expenses                                                38,174,336            33,609,368            34,789,372
                                                                       ----------            ----------            ----------

Income Before Taxes                                                       193,613             7,124,889            12,754,898

Income Tax Provision                                                     (246,184)            1,993,523             4,046,229
                                                                          -------             ---------             ---------

         Net Income                                                      $439,797            $5,131,366            $8,708,669
                                                                          =======             =========             =========


PER SHARE DATA:
--------------
Basic Shares Outstanding                                                6,058,674             6,268,069             6,194,133
Basic Earnings Per Share                                                    $0.07                 $0.82                 $1.41
Diluted Shares Outstanding                                              6,101,692             6,358,607             6,420,580
Diluted Earnings Per Share                                                  $0.07                 $0.81                 $1.36






                    See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE YEARS ENDED DECEMBER 31

                                                                        2000                  1999                  1998
                                                                        ----                  ----                  ----
Net income                                                             $439,797            $5,131,366            $8,708,669
Other changes in comprehensive income
   net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                             1,299,381            (3,060,091)              839,134
     Less: reclassification adjustment for
        (gains) losses included in net income                            91,011               (25,010)              (62,693)
                                                                      ---------             ---------             ---------
            Comprehensive Income                                     $1,830,189            $2,046,265            $9,485,110
                                                                      =========             =========             =========






                    See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                                             Accumulated
                                                                                Other
                                                   Common Shares            Comprehensive
                                           -----------------------------        Income
                                             Issued and                       Gains and          Retained
                                             Outstanding       Amount          (Losses)          Earnings          Total
                                             -----------       ------           ------           --------          -----

Balance - December 31, 1997                    6,153,706      $2,838,058      $1,222,095        $41,000,631     $45,060,784

Net shares issued for exercise of
  stock options                                   69,439          57,644               -                  -          57,644
Shares canceled or adjusted                          279               -               -                  -               -
Cash dividend paid ($0.07 per share)                   -               -               -           (435,456)       (435,456)
Change in comprehensive income,
  net of deferred income tax                           -               -         776,441                  -         776,441
Net income                                             -               -               -          8,708,669       8,708,669
                                               ---------       ---------       ---------         ----------      ----------
Balance - December 31, 1998                    6,223,424       2,895,702       1,998,536         49,273,844      54,168,082

Net shares issued for exercise of
  stock options                                   81,529         202,687               -                  -         202,687
Cash dividend paid ($0.25 per share)                   -               -               -         (1,576,237      (1,576,237)
Change in comprehensive income,
  net of deferred income tax                           -               -      (3,085,101)                 -      (3,085,101)
Net income                                             -               -               -          5,131,366       5,131,366
                                               ---------       ---------       ---------         ----------      ----------
Balance - December 31, 1999                    6,304,953       3,098,389      (1,086,565)        52,828,973      54,840,797

Net shares issued for exercise of
  stock options                                   16,307              13               -                  -              13
Shares canceled or adjusted                           39               -               -                  -               -
Shares repurchased                              (628,600)       (308,908)              -         (3,821,160)     (4,130,068)
Cash dividend paid ($0.15 per share)                   -               -               -           (945,580)       (945,580)
Change in comprehensive income,
  net of deferred income tax                           -               -       1,208,370                  -       1,208,370
Net income                                                                             -            439,797         439,797
                                               ---------       ---------         -------         ----------      ----------
Balance - December 31, 2000                    5,692,699      $2,789,494        $121,805        $48,502,030     $51,413,329
                                               =========       =========         =======         ==========      ==========






                    See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                                    2000              1999           1998
                                                                                    ----              ----           ----

Cash flows from operating activities:
   Net income                                                                     $439,797        $5,131,366     $8,708,669
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                 68,632            97,087         98,585
      Bond amortization, net                                                       526,030           684,548        644,726
      Net realized (gain) loss on sale of securities                               135,389           (64,793)      (247,931)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                             (158,917)          387,552      1,267,057
      Reinsurance recoverable                                                   (7,080,367)       (2,698,256)       184,064
      Prepaid reinsurance premiums                                                   2,907           (12,986)       926,111
      Deferred policy acquisitions costs                                          (161,930)          327,555        220,912
      Other assets                                                                (511,153)          (61,293)       255,041
      Reserve for unpaid losses and loss adjustment expenses                     3,624,880            78,544       (490,906)
      Unearned premium reserve                                                     516,784        (1,553,752)    (3,536,114)
      Advance premium and premium deposits                                        (255,174)          241,834        238,176
      Accrued expenses and other liabilities                                     1,508,042           989,912      3,305,659
      Income taxes current/deferred                                                (29,694)          152,708        484,230
                                                                                 ---------         ---------     ----------
         Net Cash Provided (Used) from Operations                               (1,374,774)        3,700,026     12,058,279
                                                                                 ---------         ---------     ----------

Investing Activities
   Purchase of fixed maturity investments                                       (9,736,357)      (12,341,754)   (24,797,224)
   Proceeds from maturity of fixed maturity investments                         11,505,400         8,839,250     12,898,500
   Proceeds from sale of fixed maturity investments                              2,008,594                 -      1,041,250
   Purchase of equity securities - cost                                                  -        (3,758,378)    (3,583,913)
   Proceeds from sale of equity securities                                               -         4,162,504      3,480,043
   Net (increase) decrease in short-term investments                             2,656,211           640,182       (397,102)
   Additions to property and equipment                                             (34,072)          (40,385)      (100,245)
                                                                                 ---------         ---------     ----------
         Net Cash Provided (Used) by Investing Activities                        6,399,776        (2,498,581)   (11,458,691)
                                                                                 ---------         ---------     ----------

Financing Activities
   Proceeds from issuance of common stock                                               13           202,687         57,644
   Repurchase of  common stock                                                  (4,130,068)                -              -
   Dividends paid to shareholders                                                 (945,580)       (1,576,237)      (435,456)
                                                                                 ----------        ----------       -------
         Net Cash (Used) by Financing Activities                                (5,075,635)       (1,373,550)      (377,812)
                                                                                 ---------         ---------        -------

Net increase (decrease) in cash                                                    (50,633)         (172,105)       221,776
   Cash at beginning of year                                                       105,439           277,544         55,768
                                                                                   -------           -------        -------
         Cash at End of Year                                                       $54,806          $105,439       $277,544
                                                                                    ======           =======        =======

Supplemental cash flow information
   Cash paid during the period for:
        Interest                                                                   $25,417            $1,492        $60,116
        Income taxes                                                              $245,414        $2,114,042     $3,430,000





                    See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Nature of Business
------------------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and provides insurance premium financing, claim administration services, and membership association services through its other subsidiaries. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

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

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While every effort is made to ensure the integrity of such estimates, actual results could differ.

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

The Company had net unrealized investment gains of $121,805 as of December 31, 2000, and net unrealized investment losses of $1,086,565 as of December 31, 1999. These amounts are net of deferred taxes.

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

Earnings Per Share
------------------
Basic earnings per share excludes the impact of common share equivalents and is based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. Outstanding stock options are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

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

     d.  Insurance Claim Administration Operation
     --------------------------------------------
     Claim administration income is based on premium written by Bedford for non-affiliated insurers. Income is recognized on the effective date of the insurance policies and a liability is recognized for the estimated cost of completing the administration of all current and future claims that are covered by these policies.

Losses and Loss Adjustment Expenses
-----------------------------------
The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses.

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for the Company. The long-tailed nature of liability claims and the volatility of jury awards exacerbates that uncertainty. Management has selected target loss and loss expense ratios that it believes are reasonable and reflective of anticipated ultimate experience. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Restricted Funds
----------------
Restricted funds are as follows:
                                                    Year ended December 31
                                                    ----------------------
                                                  2000                  1999
                                                  ----                  ----
      Restricted Funds:
         Premium trust funds (1)                2,755,572            $3,071,696
         Assigned to state agencies (2)         2,725,000             2,725,000
                                                ---------             ---------
              Total restricted funds           $5,480,572            $5,796,696
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

Deferred Policy Acquisition Costs
---------------------------------
Policy acquisition costs consist of costs associated with the production of insurance policies such as commissions, premium taxes, and certain other underwriting expenses which vary with and are primarily related to the production of the insurance policy. Policy acquisition costs are deferred and amortized as the related premiums are earned and are limited to their estimated realizable value based on the related unearned premiums plus investment income less anticipated losses and loss adjustment expenses. Ceding commission applicable to the unexpired terms of policies in force is recorded as unearned ceding commission which is included in deferred policy acquisition costs.

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

Segment Reporting
-----------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 for the fiscal year ended December 31, 1997, and has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprise 82.3% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The insurance company operation is conducted through Crusader, which as of December 31, 2000, was licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon and Washington. Crusader is a multiple line property and casualty insurance company which began transacting business on January 1, 1985. As of December 31, 2000, 97% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

                                                       Year ended December 31
                                                       ----------------------
                                              2000             1999             1998
                                              ----             ----             ----
Revenues
--------
Insurance company operation                $31,572,070      $33,888,077      $40,661,632
                                            ----------       ----------       ----------

Other insurance operations                  16,715,332       16,717,884       17,962,867
Intersegment elimination (1)                (9,919,453)      (9,871,704)     (11,080,229)
                                             ---------        ---------       ----------
  Total other insurance operations           6,795,879        6,846,180        6,882,638
                                             ---------        ---------        ---------

  Total revenues                           $38,367,949      $40,734,257      $47,544,270
                                            ==========       ==========       ==========

Income (loss) before income taxes
---------------------------------
Insurance company operation                  $(237,593)      $6,921,533      $11,753,137
Other insurance operations                     431,206          203,356        1,001,761
                                               -------        ---------       ----------
  Total income before income taxes            $193,613       $7,124,889      $12,754,898
                                               =======        =========       ==========

Assets
------
Insurance company operation               $108,959,681     $103,450,995     $104,779,787
Intersegment eliminations (2)                 (528,196)        (479,933)        (150,097)
                                           -----------      -----------      -----------
  Total Insurance company operation        108,431,485      102,971,062      104,629,690
Other insurance operations                  15,514,335       19,007,694       17,087,953
                                            ----------       ----------       ----------
  Total assets                            $123,945,820     $121,978,756     $121,717,643
                                           ===========      ===========      ===========

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.


Stock-Based Compensation
------------------------
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995. The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25, as allowed by SFAS No. 123. Disclosure of stock-based compensation determined in accordance with SFAS No. 123 is presented in Footnote 15. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Recently Issued Accounting Standards
------------------------------------
Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" is effective for financial statements beginning after December 15, 1998. SOP 98-1 requires that the cost of internally developed software be capitalized. There were no costs incurred for software purchased or developed in the year ending December 31, 2000, which were required to be capitalized.

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

Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000, and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at December 31, 2000, would not be material.


NOTE 2 - ADVANCE PREMIUM AND PREMIUM DEPOSITS
---------------------------------------------
Some of the Company's health and life programs require payments of premium prior to the effective date of coverage; and accordingly, invoices are sent out as early as two months prior to the coverage effective date. Insurance premiums received for coverage months effective after the balance sheet date are recorded as advance premiums. Deposit premiums represent funds received from the Company's daily automobile rental program which guarantee the payment of premiums for past coverage months. These deposits are required when information such as gross receipts or number of rental cars is required to compute the actual premium due, but is not available until after the coverage month.


NOTE 3 - INVESTMENTS
--------------------
A summary of net investments and related income is as follows:

Investment income is summarized as follows:

                                             Year ended December 31
                                             ----------------------
                                      2000             1999             1998
                                      ----             ----             ----

  Fixed maturities                 $5,848,248       $5,752,154       $5,463,418
  Equity securities                         -            1,380            8,095
  Short-term investments              251,930          238,017          260,725
                                    ---------        ---------         ---------
  Total investment income           6,100,178        5,991,551        5,732,238
  Less investment expenses                100              664              335
                                    ---------        ---------        ---------
    Net investment income          $6,100,078       $5,990,887       $5,731,903
                                    =========        =========        =========

Net realized investment gains and (losses) are summarized as follows:

                                             Year ended December 31
                                             ----------------------
                                       2000             1999             1998
                                       ----             ----             ----

  Gross realized gains:
    Fixed maturities                $   2,861         $      -         $ 78,758
    Equity securities                       -          190,169          170,540
  Gross realized (losses):
    Equity securities                (138,250)        (125,376)          (1,367)
                                      -------          -------          -------
    Net realized investment gains   $(135,389)         $64,793         $247,931
                                      =======           ======          =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A summary of the unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

                                                                                         Year ended December 31
                                                                                         ----------------------
                                                                              2000               1999               1998
                                                                              ----               ----               ----
Gross unrealized appreciation:
   Fixed maturities                                                         $936,589            $363,627         $3,181,405
Gross unrealized (depreciation):
   Fixed maturities                                                         (752,036)         (1,911,768)           (67,497)
   Equity securities                                                               -             (98,170)           (39,238)
                                                                             -------           ---------          ---------
Net unrealized appreciation (depreciation) on investments                    184,553          (1,646,311)         3,074,670
Deferred federal income tax benefit (expense)                                (62,748)            559,746         (1,076,134)
                                                                             -------           ---------          ---------
   Net unrealized appreciation (depreciation)
     net of deferred income taxes                                           $121,805         $(1,086,565)        $1,998,536
                                                                             =======           =========          =========

The amortized cost and estimated market value of fixed maturity investments at December 31, 2000, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                 Amortized           Estimated
                                                   Cost            Market Value
                                                   ----            ------------

Due in one year or less                         $17,974,663         $18,059,680
Due after one year through five years            72,757,426          72,825,890
Due after five years through ten years            4,065,988           4,097,060
                                                  ---------           ---------
   Total fixed maturities                       $94,798,077         $94,982,630
                                                 ==========          ==========


The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:

                                                                                Gross            Gross           Estimated
                                                           Amortized          Unrealized       Unrealized          Market
                                                              Cost              Gains            Losses            Value
                                                              ----              -----            ------            -----
December 31, 2000
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                                   $ 400,000           $      -        $      -        $   400,000
  U.S. treasury securities                                  7,995,324            197,697             971          8,192,050
  State and municipal tax-exempt bonds                     19,789,675            244,759               -         20,034,434
  Industrial and miscellaneous taxable bonds               66,613,078            494,133         751,065         66,356,146
                                                           ----------           --------        --------         ----------
     Total fixed maturities                               $94,798,077           $936,589        $752,036        $94,982,630
                                                           ==========            =======         =======         ==========

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
                                                           ==========            =======       =========         ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Short-term investments have an initial maturity of one year or less and consist of the following:

                                                      Year ended December 31
                                                      ----------------------
                                                       2000             1999
                                                       ----             ----

Certificates of deposit                             $  225,000       $  425,000
Commercial paper                                     2,000,000        2,675,000
Commercial bank money market accounts                  417,280        2,055,254
U.S. government obligation money market fund            28,778           78,799
Short-term U.S. treasury note                          681,414          731,281
Savings account                                          2,882            2,839
                                                     ---------        ---------
   Total short-term investments                     $3,355,354       $5,968,173
                                                     =========        =========


NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
----------------------------------------------------------------
Property and equipment consist of the following:

                                                      Year ended December 31
                                                      ----------------------
                                                       2000             1999
                                                       ----             ----
Furniture, fixtures, computer, office,
  and transportation equipment                      $2,354,072       $2,329,113
Accumulated depreciation                             2,239,965        2,180,446
                                                     ---------        ---------
   Net property and equipment                       $  114,107       $  148,667
                                                       =======          =======


NOTE 5 - PREMIUMS AND NOTES RECEIVABLE, NET
-------------------------------------------
Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.

                                                      Year ended December 31
                                                      ----------------------
                                                       2000             1999
                                                       ----             ----

Premiums receivable                                 $1,931,311       $1,615,238
Premium finance notes receivable                     3,896,959        3,903,586
                                                     ---------        ---------
   Total premiums and notes receivable               5,828,270        5,518,824
Less allowance for doubtful accounts                    20,539           21,934
                                                     ---------        ---------
   Net premiums and notes receivable                $5,807,731       $5,496,890
                                                     =========        =========

Bad debt expense for the fiscal year ended December 31, 2000, and the fiscal year ended December 31, 1999, was $19,878 and $20,736, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.


NOTE 6 - NOTE PAYABLE - BANK
----------------------------
Unico has a $2,000,000 line of credit with Union Bank of California. Interest on this line is referenced to LIBOR and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. This credit line expires September 3, 2002, at which time it is expected to be renewed. As of December 31, 2000 and 1999, no amounts were borrowed.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------
The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                       Year ended December 31
                                                                                       ----------------------
                                                                               2000              1999             1998
                                                                               ----              ----             ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                                 $37,628,165       $40,374,232       $40,591,248
                                                                             ----------        ----------        ----------
Incurred losses and loss adjustment expenses
  Provision for insured events of current year                               17,406,284        18,268,710        22,454,229
  Increase (decrease) in provision for events of prior years (*)              4,270,631        (1,241,520)       (4,860,647)
                                                                             ----------        ----------        ----------
    Total losses and loss adjustment expenses                                21,676,915        17,027,190        17,593,582
                                                                             ----------        ----------        ----------
Payments
  Losses and loss adjustment expenses attributable to
    insured events of the current year                                        6,013,830         4,380,090         5,132,952
  Losses and loss adjustment expenses attributable to
    insured events of prior years                                            18,745,224        15,393,167        12,677,646
                                                                             ----------        ----------        ----------
      Total payments                                                         24,759,054        19,773,257        17,810,598
                                                                             ----------        ----------        ----------
Reserve for unpaid losses and loss adjustment expenses
  at end of year - net of reinsurance                                       $34,546,026       $37,628,165       $40,374,232
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses at end of year                                         10,671,343         3,964,324         1,139,713
                                                                             ----------        ----------        ----------
Reserve for unpaid losses and loss adjustment expenses at
  end of year per balance sheet - gross of reinsurance (**)                 $45,217,369       $41,592,489       $41,513,945
                                                                             ==========        ==========        ==========


(*) During 1999, as part of the Company's ongoing reserve review process and loss trending analysis, the Company determined that its average claim costs were increasing and claims were settling for amounts greater than had been anticipated. To address this trend, the Company reviewed its open claim files to ensure that its case reserves and IBNR were adequate. The review process took approximately one year and resulted in increased reserves. The methodology used by the Company in determining case and IBNR reserves is consistent with prior years.


     The increase in incurred losses and loss adjustment expenses recognized in 2000 and 1999 was primarily due to the following:

     1.  Higher than anticipated claim cost from business outside of California.
     2.  The effect on settlements of escalating jury awards.
     3. Increased development of losses due to the impact of changes in California law that expanded coverage and increased loss exposure, (e.g., Montrose Chemical Corp. v. Admiral Insurance Co. (1994), Montrose Chemical Corp. v. Admiral Insurance Co. (1995), Armstrong World Industries, Inc. v. Aetna Gas & Sur. Co. (1996), James Pepperell, et al., v. Scottsdale Insurance Company (1998), Pardee Construction Company v. Insurance Company of the West et al., (2000), Pershing Park Villas HOA v. United Pacific Ins. Co.(2000), Centex Golden Construction Co. v. Dale Tile Co. (2000)).

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - DEFERRED POLICY ACQUISITION COSTS
------------------------------------------
Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs which are related to and vary with the production of Crusader Insurance
Company policies. These costs are incurred by Crusader and include allocated expenses of other Unico subsidiaries. Policy acquisition costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income.

                                                                                         Year ended December 31
                                                                                         ----------------------
                                                                                2000              1999              1998
                                                                                ----              ----              ----
Deferred policy acquisition costs at beginning of year                       $4,338,217        $4,665,772        $4,886,684
Policy acquisition costs incurred during year                                 8,465,847         8,035,259         9,276,945
Policy acquisition costs amortized during year                               (8,303,917)       (8,362,814)       (9,497,857)
                                                                              ---------         ---------         ---------
   Deferred policy acquisition costs at end of year                          $4,500,147        $4,338,217        $4,665,772
                                                                              =========         =========         =========


NOTE 9 - LEASE COMMITMENT
-------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for the year ended December 31, 2000; $1,025,952 for the year ended December 31, 1999; and $1,025,952 for the year ended December 31, 1998.

The lease provides for the following minimum annual rental commitments:

      Year ending
      -----------
      December 31, 2001                                              $1,025,952
      December 31, 2002                                              $1,025,952
      December 31, 2003                                              $1,025,952
      December 31, 2004                                              $1,025,952
      December 31, 2005 (through March 31, 2007)                     $2,308,392
                                                                      ---------
           Total minimum payments                                    $6,412,200
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


NOTE 10 - ACCRUED EXPENSES AND OTHER LIABILITIES
------------------------------------------------
Accrued expenses and other liabilities consist of the following:

                                                       Year ended December 31
                                                       ----------------------
                                                        2000            1999
                                                        ----            ----

Premium payable                                      $6,192,201      $5,208,491
Unearned claim administration income                    300,000         300,000
Profit sharing contributions                            395,305         406,667
Accrued salaries                                        475,740         469,721
Security purchases payable (settlement date in 2001)    140,625               -
Other                                                   395,308           6,258
                                                       ---------      ---------
   Total accrued expenses and other liabilities       $7,899,179     $6,391,137
                                                       =========      =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - CLAIMS AND LITIGATION
-------------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is also required to resort to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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

On September 13, 2000, the City of Los Angeles audited Unico (parent company only) for the years 1997, 1998 and 1999 with respect to its Los Angeles business license gross receipts tax. The audit resulted in an assessment of $97,681 in gross receipts tax, interest of $24,196, and penalties of $39,072, resulting in a total amount due of $160,949. The assessment was based on the city's position that expenses of Unico's subsidiaries that are paid by Unico (parent company) are subject to the gross receipts business tax when those expenses are reimbursed by the subsidiaries to Unico. The Company disagreed with the audit findings and has appealed the matter. As of December 31, 2000, the Company has accrued $25,000 that it estimates will cover the cost of the appeal and an estimate of the gross receipts tax, penalty, and interest that may ultimately become due based on the information currently available.


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

In 2000, Crusader had its primary reinsurance agreements with Partner Reinsurance Company of the U.S., a California admitted reinsurer. In 1999, Crusader had its primary reinsurance agreements with General Reinsurance Corporation, a California admitted reinsurers. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 90% of the premium is ceded to participating catastrophe reinsurers that are admitted in California. Any catastrophe loss ceded to the reinsurer not admitted in California requires the reinsurer to immediately obtain a non-cancelable (Evergreen) letter of credit covering their ceded outstanding loss including any IBNR. On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk. Concurrently, Crusader maintained catastrophe and clash covers (subject to a maximum occurrence and annual aggregate) to help protect the Company from one loss occurrence affecting multiple policies. Beginning January 1, 1998, an annual aggregate deductible of $750,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. Beginning January 1, 2000, an annual aggregate deductible of $500,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. Prior to January 1, 1998, National Reinsurance Corporation charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisional rated treaty was cancelled on a runoff basis and replaced by a flat rated treaty on January 1, 1998.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                           Year ended December 31
                                           ----------------------
                                  2000              1999               1998
                                  ----              ----               ----
Premiums written:
   Direct business             $33,259,948       $33,139,361        $37,079,303
   Reinsurance assumed                   -                 -                  -
   Reinsurance ceded            (6,853,383)       (6,595,440)        (2,952,340)
                                ----------        ----------         ----------
   Net premiums written        $26,406,565       $26,543,921        $34,126,963
                                ==========        ==========         ==========

Premiums earned:
   Direct business             $32,743,165       $34,693,113        $40,615,417
   Reinsurance assumed                   -                 -                  -
   Reinsurance ceded            (6,843,931)       (6,583,752)        (5,700,222)
                                ----------        ----------         ----------
   Net premiums earned         $25,899,234       $28,109,361        $34,915,195
                                ==========        ==========         ==========

Incurred losses and loss
 adjustment expenses:
   Direct                      $34,225,322       $23,189,173        $20,557,887
   Assumed                               -                 -                  -
   Ceded                       (12,548,407)       (6,161,983)        (2,964,305)
                                ----------        ----------         ----------
   Net incurred losses and
    loss adjustment expenses   $21,676,915       $17,027,190        $17,593,582
                                ==========        ==========         ==========


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

Contributions to the plan were as follows:

      Year ended December 31, 2000                  $624,388
      Year ended December 31, 1999                  $653,389
      Year ended December 31, 1998                  $563,160


NOTE 14 - STATUTORY CAPITAL AND SURPLUS
---------------------------------------
Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory"). Statutory accounting practices differ in certain respects from generally accepted accounting principles. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) all bonds are recorded at amortized cost, regardless of trading activity; (c) non-admitted assets are charged directly against surplus; (d) loss reserves and unearned premium reserves are stated net of reinsurance; and (e) federal income taxes are recorded when

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



payable. Additionally, the cash flow presentation is not consistent with generally accepted accounting principles and a reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting.

The NAIC's project to codify accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioners' discretion in determining appropriate statutory accounting for insurers in their states. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. Codification became effective on January 1, 2001. The implementation of codification resulted in an increase in statutory surplus of $1,720,694. The Company is unable to predict how insurance rating agencies will interpret or react to any such changes. No assurance can be given that future legislative or regulatory changes resulting from such activities will no adversely affect the Company and its subsidiaries.

Crusader Insurance Company statutory capital and surplus are as follows:

        As of December 31, 2000                  $39,626,269
        As of December 31, 1999                  $40,952,456

Crusader Insurance Company statutory net income is as follows:

        Year ended December 31, 2000                $214,787
        Year ended December 31, 1999              $5,404,526
        Year ended December 31, 1998              $8,243,434

The Company believes that Crusader's statutory capital and surplus were sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. The maximum dividend that may be made without prior approval as of December 31, 2000, is $3,962,626. After taking into account the dividends paid by Crusader to its parent in 2000 of $1,500,000, the remaining dividend which may be made without prior approval as of December 31, 2000, was $2,462,626.


NOTE 15 - STOCK PLANS
---------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covered an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of December 31, 2000, there were 71,275 options outstanding, and all are currently exercisable. Options granted under this plan had a life of either 5 or 10 years and had a vesting period from immediate to 9 years. All options were granted at fair market value. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 2,500 were terminated and 132,500 were outstanding as of December 31, 2000. These options expire ten years from the date of the grant and were not exercisable prior to September 1, 2000. Options covering 10,000 or less shares become exercisable at the rate of 2,500 shares per year commencing September 1, 2000; and options covering more than 10,000 shares become exercisable at the rate of 5,000 shares per year commencing September 1, 2000. At December 31, 2000, 50,000 options under the 1999 stock option plan were exercisable.

As explained in Note 1, the Company applies APB Opinion No. 25 in accounting for its incentive stock option plans. Accordingly, no compensation cost has been recognized in the statements of operations. Had compensation cost for the Company plans been determined based on the fair value at the grant dates consistent

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



with the method of SFAS No. 123, the Company's 2000 net income would have been reduced by $81,771 and 1999 net income would have been reduced $135,453. Net income for 1998 was not affected by the calculation. In addition, 2000 earnings per share (basic and diluted) would have been reduced by $0.01 and 1999 earnings per share (basic and diluted) would have been reduced by $0.02. Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes option-price model with the following weighted average assumptions used for the 1999 grant: dividend yield 2.46%, expected volatility of 43%, expected lives of 10 years, and risk-free interest rates of 6.09%. No options were granted during 2000.

The changes in the number of common shares under option are summarized as follows:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                     -------     --------------
      Outstanding at December 31, 1997               373,948          $3.700
         Options granted                                  -                -
         Options exercised                           (90,082)         $3.455
         Options terminated                          (89,320)         $3.500
                                                     -------
      Outstanding at December 31, 1998               194,546          $3.592
         Options granted                             135,000          $9.250
         Options exercised                           (93,131)         $3.691
         Options terminated                                -               -
                                                     -------
      Outstanding at December 31, 1999               236,415          $6.780
         Options granted                                   -               -
         Options exercised                           (30,140)         $3.500
         Options terminated                           (2,500)         $9.250
                                                     -------
      Outstanding at December 31, 2000               203,775          $7.239
                                                     =======

The weighted average fair value of options granted during 1999 was $4.30. No options were granted in 1998. Options exercisable were 121,275 at December 31, 2000, at a weighted average exercise price of $5.87; 101,415 at December 31, 1999, at a weighted average exercise price of $3.50; 194,546 at December 31, 1998, at a weighted average exercise price of $3.59.

The  following  table  summarizes   information   regarding  the  stock  options
outstanding at December 31, 2000:

                                             Weighted           Weighted                               Weighted
                                             Average             Average                                Average
                          Number of         Remaining        Exercise Price         Number of       Exercise Price
         Exercise          Options       Contractual Life    of Outstanding          Options        of Exercisable
          Price          Outstanding         (Years)             Options           Exercisable         Options
          -----          -----------          -----              -------           -----------         -------
          $3.50             71,275             1.37               $3.50               71,275            $3.50
          $9.25            132,500             8.65               $9.25               50,000            $9.25



NOTE 16 - TAXES ON INCOME
-------------------------
The provision for taxes on income consists of the following:

                                             Year ended December 31
                                             ----------------------
                                    2000             1999               1998
                                    ----             ----               ----
Current provision:
  Federal                        $(253,899)       $1,668,332         $3,516,390
  State                             37,409            21,577            179,521
                                  --------         ---------          ---------
    Total federal and state       (216,490)        1,689,909          3,695,911
Deferred                           (29,694)          303,614            350,318
                                   -------         ---------          ---------
    Provision for taxes          $(246,184)       $1,993,523         $4,046,229
                                   =======         =========          =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The income tax provision reflected in the consolidated statements of operations is less than the expected federal income tax on income as shown in the table below:
                                                Year ended December 31
                                                ----------------------
                                        2000            1999            1998
                                        ----            ----            ----

  Computed tax expense                 $65,828      $2,422,462       $4,336,665
  Tax effect of:
    Tax exempt income                 (344,428)       (425,963)        (490,783)
    Dividend exclusion                       -            (279)          (1,638)
    Other                               (5,910)        (23,334)          23,525
    State income tax expense            38,326          20,637          178,460
                                       -------       ---------        ---------
      Tax per financial statements   $(246,184)     $1,993,523       $4,046,229
                                       =======       =========        =========

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                     Year ended December 31
                                                     ----------------------
                                                    2000               1999
                                                    ----               ----
  Deferred tax assets:
    Discount on loss reserves                     $1,385,505         $1,371,087
    Unearned premiums                              1,159,690          1,125,191
    Unrealized loss on investments                         -            559,745
    Other                                            189,883            153,968
                                                   ---------          ---------
      Total deferred tax assets                   $2,735,078         $3,209,991
                                                   ---------          ---------

  Deferred tax liabilities:
    Deferred acquisition costs                    $1,530,051         $1,474,995
    Discount on salvage and subrogation                8,027              7,944
    Unrealized gain on investments                    62,748                  -
    Other                                            185,810            185,810
                                                   ---------          ---------
      Total deferred tax liabilities              $1,786,636         $1,668,749
                                                   ---------          ---------

           Net deferred tax assets                 $948,442          $1,541,242
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


NOTE 17 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
In April 2000, the Company announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company. On August 8, 2000, the Board of Directors authorized the repurchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the repurchase of another 315,000 shares of the common stock of the Company in the open market from time to time. This brings the total shares of the Company's common stock authorized to be repurchased and retired to 945,000 shares. As of December 31, 2000, the Company had purchased and retired an aggregate of 628,600 shares of its common stock at a cost of $4,130,068 of which $308,908 was allocated to capital and $3,821,160 was allocated to retained earnings. In addition, the Company has an open commitment to purchase 65,000 shares of the Company's common stock at a price of $6.50 per share. This commitment was completed on February 13, 2001.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - EARNINGS PER SHARE
----------------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                                   Year ended December 31
                                                                   ----------------------
                                                           2000             1999               1998
                                                           ----             ----               ----
Basic Earnings Per Share
------------------------
 Net income numerator                                    $439,797         $5,131,366         $8,708,669
                                                          =======          =========          =========
 Weighted average shares outstanding denominator        6,058,674          6,268,069          6,194,133
                                                        =========          =========          =========

 Per share amount                                           $0.07              $0.82              $1.41

Diluted Earnings Per Share
--------------------------
 Net income numerator                                    $439,797         $5,131,366         $8,708,669
                                                          =======          =========          =========

 Weighted average shares outstanding                    6,058,674          6,268,069          6,194,133
 Effect of diluted securities                              43,018             90,538            226,447
                                                        ---------          ---------          ---------
 Diluted shares outstanding denominator                 6,101,692          6,358,607          6,420,580
                                                        =========          =========          =========

 Per share amount                                           $0.07              $0.81              $1.36



NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 2000 and 1999 is set forth below:

                                                               Comparable Period by Quarter Ended
                                                               ----------------------------------
                                                  March 31            June 30         September 30        December 31
                                                  --------            -------         ------------        -----------
   Calendar Year 2000
   ------------------
   Total revenues                                $9,929,286          $9,680,120        $9,253,451         $9,505,092
   Income (loss) before taxes                       828,315             808,470           126,105         (1,569,277)
   Net income (loss)                                635,009             612,072           155,430           (962,714)
   Earnings per share:  Basic                         $0.10               $0.10             $0.03             $(0.17)
                        Diltued                       $0.10               $0.10             $0.03             $(0.17)

   Calendar Year 1999
   ------------------
   Total revenues                               $10,600,597         $10,091,867        $9,543,628        $10,498,165
   Income before taxes                            2,909,628           1,973,378         1,473,196            768,687
   Net income                                     2,031,762           1,435,128         1,057,642            606,834
   Earnings per share:  Basic                         $0.33               $0.23             $0.17              $0.10
                        Diluted                       $0.32               $0.23             $0.17              $0.10


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

                                     PART IV
                                     -------

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------
(a)  Financial Statements and Schedules Filed as a Part of this Report:

1.  Financial statements:
       The consolidated financial statements for the fiscal year ended December 31, 2000, are contained herein as listed in the index to consolidated financial statements on page 25.

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

   10.6 2000 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000). (*)

  10.7 Employment Agreement between the Company and Roger Platten dated November 27, 1996. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). (*)

  10.8 Employment Agreement between the Company and Cary Cheldin dated November 27, 1996. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). (*)

  10.9 Amendment to Employment Agreement between the Company and Cary Cheldin dated January 10, 2000. (Incorporated herein by reference to Exhibit
         10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). (*)

  10.10 Agreement to modify employment and general release of all claims between the Company and Roger Platten dated December 21, 2000. (*)

  10.11 New employment agreement between the Company and Roger Platten dated December 21, 2000. (*)

  10.12 Stock purchase agreement between the Company and Roger Platten dated December 21, 2000. (*)

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

Date:  March 23, 2001

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

   Signature                      Title                           Date
   ---------                      -----                           ----

   /s/ ERWIN CHELDIN              Chairman of the Board,
   -----------------              President and Chief
                                  Executive Officer,
                                  (Principal Executive Officer)   March 23, 2001


   /s/ LESTER A. AARON            Treasurer, Chief Financial
   -------------------            Officer and Driector
                                  (Principal Accounting and
                                  Principal Financial Officer)    March 23, 2001



   /s/ CARY L. CHELDIN            Executive Vice President
   -------------------            and Director                    March 23, 2001


   /s/ GEORGE C. GILPATRICK       Vice President, Secretary
   ------------------------       and Director                    March 23, 2001

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unico American Corporation:

Under date of March 9, 2001, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG LLP

Los Angeles, California
March 9, 2001

SCHEDULE I

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 2000


Column A                                             Column B             Column C             Column D
--------                                             --------             --------             --------

                                                                                           Amount at which
                                                                                             shown in the
Type of Investment                                     Cost                 Value            Balance Sheet
------------------                                     ----                 -----            -------------
Fixed maturities:
   U.S. treasury securities                        $ 7,995,324           $8,192,050           $8,192,050
   State and municipal tax exempt bonds             19,789,675           20,034,434           20,034,434
   Industrial and miscellaneous bonds               66,613,078           66,356,146           66,356,146
   Certificates of deposit                             400,000              400,000              400,000
                                                    ----------           ----------           ----------
     Total fixed maturities                         94,798,077           94,982,630           94,982,630
Equity securities                                       25,920               25,920               25,920
Short-term investments                               3,355,354            3,355,354            3,355,354
                                                     ---------            ----------           ---------
     Total investments                             $98,179,351          $98,363,904          $98,363,904
                                                    ==========           ==========           ==========

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY




                                                                              December 31       December 31
                                                                                  2000              1999
                                                                                  ----              ----
                                                             ASSETS
                                                             ------
Investments
 Available for sale:
 Fixed maturities, at market value (amortized cost December 31, 2000
  $1,499,575; December 31, 1999 $2,498,963)                                   $1,499,063         $2,484,687
 Short-term investments                                                          117,816            100,000
                                                                               ---------          ---------
     Total Investments                                                         1,616,879          2,584,687
Cash                                                                              16,406             27,736
Accrued investment income                                                         22,252             46,081
Investments in subsidiaries                                                   68,429,823         65,443,692
Property and equipment (net of accumulated depreciation)                         114,107            148,667
Other assets                                                                     197,297             85,557
                                                                              ----------         ----------
     Total Assets                                                            $70,396,764        $68,336,420
                                                                              ==========         ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------
LIABILITIES
-----------
Accrued expenses and other liabilities                                        $1,073,593           $793,758
Payables to subsidiaries (net of receivables)                                 17,909,842         12,701,865
                                                                              ----------         ----------
     Total Liabilities                                                       $18,983,435        $13,495,623
                                                                              ----------         ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                                                  $2,789,494        $ 3,098,389
Net unrealized investment gains (losses)                                         121,805         (1,086,565)
Retained earnings                                                             48,502,030         52,828,973
                                                                              ----------         ----------
     Total Stockholders' Equity                                              $51,413,329        $54,840,797
                                                                              ----------         ----------

Total Liabilities and Stockholders' Equity                                   $70,396,764        $68,336,420
                                                                              ==========         ==========





The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
                        FOR THE YEARS ENDED DECEMBER 31



                                                               2000             1999              1998
                                                               ----             ----              ----
REVENUES
--------
General and administrative expenses allocated to
  subsidiaries (*)                                          $2,081,837        $5,273,146        $4,863,910
Net investment income                                          138,487           143,215           210,071
Net realized investment gains                                    2,508                 -                 -
Other income                                                    13,497            10,755             6,031
                                                             ---------         ---------         ---------
     Total Revenue                                           2,236,329         5,427,116         5,080,012

EXPENSES
--------
General and administrative expenses                          4,782,663         5,356,474         5,018,162
                                                             ---------         ---------         ---------
Income before equity in net income of subsidiaries          (2,546,334)           70,642            61,850
Equity in net income of subsidiaries                         2,986,131         5,060,724         8,646,819
                                                             ---------         ---------         ---------
     Net Income                                               $439,797        $5,131,366        $8,708,669
                                                               =======         =========         =========


(*) In the year ended 2000, the parent company did not allocate any of its salaries or payroll taxes to its subsidiaries.

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends of $1,500,000 from Crusader and $500,000 from American Acceptance Corporation in the year ended December 31, 2000; $2,000,000 from Crusader in the year ended December 31, 1999; and $1,500,000 from Crusader in the year ended December 31, 1998.




The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31

                                                                           2000              1999               1998
                                                                           ----              ----               ----
Cash flows from operating activities:
  Net income                                                              $439,797          $5,131,366         $8,708,669

  Adjustments to reconcile net income to net cash
   from operations
     Undistributed equity in net (income) of subsidiaries               (2,986,131)         (5,060,724)        (8,646,819)
     Net realized (gain) on sale of securities                              (2,508)                  -                  -
     Depreciation and amortization                                          67,615              96,334             98,030
     Accrued expenses and other liabilities                                279,835            (153,869)          (159,081)
     Accrued investment income                                              23,829             (17,114)           (23,624)
     Other assets                                                         (111,740)             18,575              1,474
                                                                         ---------              ------             ------
        Net cash provided (used) from operations                        (2,289,303)             14,568            (21,351)
                                                                         ---------              ------             ------

Cash flows from investing activities
   Purchase of fixed maturity investments                                 (998,340)         (1,498,875)          (998,781)
   Proceeds from maturity of fixed maturity investments                  1,000,000                   -                  -
   Proceeds from sale of fixed maturity investments                      1,001,250                   -                  -
   (Increase) decrease in short-term investments                           (17,816)          1,650,000           (550,000)
   Additions to property and equipment                                     (34,072)            (40,385)          (100,245)
                                                                           -------             -------          ---------
        Net cash provided (used) by investing activities                   951,022             110,740         (1,649,026)
                                                                           -------             -------          ---------

Cash flows from financing activities
  Proceeds from issuance of common stock                                        13             202,687             57,644
  Repurchase of common stock                                            (4,130,068)                  -                  -
  Dividends paid to shareholders                                          (945,580)         (1,576,237)          (435,456)
  Net change in payables and receivables
   from subsidiaries                                                     6,402,586           1,255,114          2,049,114
                                                                         ---------             -------          ---------
        Net cash provided (used) by financing activities                 1,326,951            (118,436)         1,671,302
                                                                         ---------             -------          ---------

Net increase (decrease) in cash                                            (11,330)              6,872                925

Cash at beginning of year                                                   27,736              20,864             19,939
                                                                            ------              ------             ------

Cash at end of year                                                        $16,406             $27,736            $20,864
                                                                            ======              ======             ======




The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE III


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION




                                 Future                                           Benefits,  Amortization
                   Deferred     Benefits,                                          Claims,    of Deferred
                    Policy       Losses,                                Net       Losses and    Policy        Other
                  Acquisition   and Loss      Unearned    Premium    Investment   Settlement  Acquisition   Operating     Premium
                     Cost       Expenses      Premiums    Revenue      Income      Expenses      Costs        Costs       Written
                 -------------------------------------------------------------------------------------------------------------------

Year Ended
December 31, 2000
Property &
Casualty           $4,500,147  $45,217,369  $17,099,927  $25,899,234  $5,764,094  $21,676,915  $8,303,917   $1,440,011   $26,406,565

Year Ended
December 31, 1999
Property &
Casualty           $4,338,217  $41,592,489  $16,583,143  $28,109,361  $5,706,945  $17,027,190  $8,362,814   $1,949,865   $26,543,921

Year Ended
December 31, 1998
Property &
Casualty           $4,665,772  $41,513,945  $18,136,895  $34,915,195  $5,497,323  $17,593,582  $9,497,857   $1,663,214   $34,126,963



SCHEDULE IV

                                                UNICO AMERICAN CORPORATION
                                                    AND SUBSIDIARIES

                                                      REINSURANCE



                                              Ceded to      Assumed                   Percentage of
                                 Gross         Other       from Other       Net       Amount Assumed
                                 Amount      Companies     Companies       Amount        to Net
                             ------------------------------------------------------------------------
Year Ended
December 31, 2000
Property & Casualty           $32,743,165    $6,843,931             -   $25,899,234               -

Year Ended
December 31, 1999
Property & Casualty           $34,693,113    $6,583,752             -   $28,109,361               -

Year Ended
December 31, 1998
Property & Casualty           $40,615,417    $5,700,222             -   $34,915,195               -


SCHEDULE VI


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY
                              INSURANCE OPERATIONS



                                                                                                                 Claims and
                                    Reserves for                                                                    Claim
                                       Unpaid       Discount                                                     Adjustment
                       Deferred       Claims        if Any,                                                   Expenses Incurred
Affiliation             Policy      and Claim       Deducted                                       Net          Related to
   with               Acquisition    Adjustment        in         Unearned        Earned        Investment    (1) Current Year
Registrant               Costs        Expenses      Column C      Premiums       Premiums         Income      (2) Prior Year
    (A)                   (B)           (C)            (D)           (E)            (F)            (G)               (H)
--------------------------------------------------------------------------------------------------------------------------------

Company &
Consolidated
Subsidiaries

Year Ended
----------

December 31, 2000     $4,500,147     $45,217,369          -     $17,099,927     $25,899,234     $5,764,094      $17,406,284  (1)
                                                                                                                 $4,270,631  (2)


December 31, 1999     $4,338,217     $41,592,489          -     $16,583,143     $28,109,361     $5,706,945      $18,268,710  (1)
                                                                                                                $(1,241,520) (2)


December 31, 1998     $4,665,772     $41,513,945          -     $18,136,895     $34,915,195     $5,497,323      $22,454,229  (1)
                                                                                                                 (4,860,647) (2)






                      Amortization
                       of Deferred    Paid Claims
                         Policy        and Claim
                       Acquisition     Adjustment      Premiums
                          Costs         Expenses        Written
                           (I)            (J)             (K)
--------------------------------------------------------------------------------


Year Ended
----------

December 31, 2000      $8,303,917     $24,759,054      $26,406,565



December 31,1999       $8,362,814     $19,773,257      $26,543,921



December 31,1998       $9,497,857     $17,810,598      $34,126,963
