Form 10-Q
period 2001-03-31
UNICO AMERICAN CORP
filed 2001-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

         For the quarterly period from January 1, 2001 to March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    5,453,219
         Number of shares of common stock outstanding as of May 11, 2001

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           March 31              December 31
                                                                                             2001                    2000
                                                                                             ----                    ----

ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  March 31,
         2001  $93,292,723; December 31, 2000  $94,798,077)                               $95,004,262            $94,982,630

      Equity securities at market (cost: March 31, 2001
         $2,400; December 31, 2000  $25,920)                                                    2,400                 25,920
   Short-term investments, at cost                                                          3,314,217              3,355,354
                                                                                           ----------             ----------
      Total Investments                                                                    98,320,879             98,363,904
Cash                                                                                          166,824                 54,806
Accrued investment income                                                                   1,528,265              1,908,547
Premiums and notes receivable, net                                                          5,797,833              5,807,731
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                   673,259                393,198
   Unpaid losses and loss adjustment expenses                                               8,555,399             10,671,343
Prepaid reinsurance premiums                                                                   39,674                 29,531
Deferred policy acquisition costs                                                           4,615,163              4,500,147
Property and equipment (net of accumulated depreciation)                                      258,280                114,107
Deferred income taxes                                                                         228,964                948,442
Other assets                                                                                1,447,965              1,154,064
                                                                                          -----------            -----------
     Total Assets                                                                        $121,632,505           $123,945,820
                                                                                          ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                $41,283,546            $45,217,369
Unearned premiums                                                                          17,666,077             17,099,927
Advance premium and premium deposits                                                        2,385,567              2,316,016
Accrued expenses and other liabilities                                                      9,207,257              7,899,179
Dividends payable                                                                             272,661                      -
                                                                                           ----------             ----------
    Total Liabilities                                                                     $70,815,108            $72,532,491
                                                                                           ----------             ----------

STOCKHOLDERS' EQUITY
---------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
   shares 5,453,219 at March 31, 2001, and 5,692,699 at December 31, 2000                  $2,686,493             $2,789,494
Accumulated other comprehensive income                                                      1,129,616                121,805
Retained earnings                                                                          47,001,288             48,502,030
                                                                                           ----------             ----------
  Total Stockholders' Equity                                                              $50,817,397            $51,413,329
                                                                                           ----------             ----------

  Total Liabilities and Stockholders' Equity                                             $121,632,505           $123,945,820
                                                                                          ===========            ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              Three Months Ended March 31
                                                                                              ---------------------------
                                                                                              2001                 2000
                                                                                              ----                 ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                                                                        $8,309,286            $8,116,552
     Premium ceded                                                                          1,676,823             1,339,506
                                                                                            ---------             ---------
          Net premium earned                                                                6,632,463             6,777,046
     Net investment income                                                                  1,409,016             1,431,490
     Net realized investment (losses)                                                         (23,520)                    -
     Other income                                                                               3,020                 5,035
                                                                                            ---------             ---------
          Total Insurance Company Revenues                                                  8,020,979             8,213,571

Other Revenues from Insurance Operations
     Gross commissions and fees                                                             1,360,767             1,414,352
     Investment income                                                                         58,318                92,667
     Finance charges and late fees earned                                                     204,793               207,134
     Other income                                                                               3,011                 1,562
                                                                                            ---------             ---------
          Total Revenues                                                                    9,647,868             9,929,286
                                                                                            ---------             ---------

EXPENSES
--------
Losses and loss adjustment expenses                                                         5,465,895             4,950,539
Policy acquisition costs                                                                    2,028,239             2,103,351
Salaries and employee benefits                                                              1,113,705             1,081,561
Commissions to agents/brokers                                                                 323,007               333,128
Other operating expenses                                                                      728,857               632,392
                                                                                            ---------             ---------
          Total Expenses                                                                    9,659,703             9,100,971
                                                                                            ---------             ---------

Income Before Taxes                                                                           (11,835)              828,315
Income Tax Provision                                                                          (63,939)              193,306
                                                                                               ------               -------
          Net Income                                                                          $52,104              $635,009
                                                                                               ======               =======



PER SHARE DATA
--------------
Basic Shares Outstanding                                                                    5,648,380             6,304,965
Basic Earnings Per Share                                                                        $0.01                 $0.10

Diluted Shares Outstanding                                                                  5,677,436             6,348,793
Diluted Earnings Per Share                                                                      $0.01                 $0.10



            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                            Three Months Ended March 31
                                                                                              2001                2000
                                                                                              ----                ----

Net income                                                                                   $52,104             $635,009
Other changes in comprehensive income net of tax:
   Unrealized gains (losses) on securities classified as available-for-sale
      arising during the period (tax impact: 2001, $511,179; 2000, $(107,530))               992,288             (208,736)
   Reclassification adjustment for losses included in net income (tax impact:
      2001, $7,997; 2000, $0)                                                                 15,523                    -
                                                                                           ---------              -------
          Comprehensive Income                                                            $1,059,915             $426,273
                                                                                           =========              =======

            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                       FOR THE THREE MONTHS ENDED MARCH 31


                                                                                           2001                  2000
                                                                                           ----                  ----
Cash Flows from Operating Activities
   Net income                                                                             $52,104              $635,009
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                        21,658                15,647
      Bond amortization, net                                                               98,127               150,779
      Net realized loss on sale of securities                                              23,520                     -
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     390,180               114,101
      Reinsurance recoverable                                                           1,835,883            (2,096,735)
      Prepaid reinsurance premiums                                                        (10,143)                2,756
      Deferred policy acquisitions costs                                                 (115,016)              (64,997)
      Other assets                                                                       (293,899)              139,846
      Reserve for unpaid losses and loss adjustment expenses                           (3,933,823)              587,748
      Unearned premium reserve                                                            566,150               154,662
      Advance premium and premium deposits                                                 69,551                (7,473)
      Accrued expenses and other liabilities                                              352,728 *            (620,414)
      Income taxes current/deferred                                                       200,302                55,130
                                                                                          -------               -------
          Net Cash (Used) from Operations                                                (742,678)             (933,941)
                                                                                          -------               -------

Investing Activities
     Purchase of fixed maturity investments                                            (2,642,850)           (1,954,140)
     Proceeds from maturity of fixed maturity investments                               4,040,000             2,735,600
     Net increase in short-term investments                                                51,213               286,541
     Additions to property and equipment                                                 (165,831)               (6,537)
                                                                                        ---------             ---------
          Net Cash Provided by Investing Activities                                     1,282,532             1,061,464
                                                                                        ---------             ---------

Financing Activities
     Repurchase of common stock                                                          (427,836) *                  -
                                                                                          -------
          Net Cash Used by Financing Activities                                          (427,836)                    -

Net Increase in Cash                                                                      112,018               127,523
Cash at beginning of period                                                                54,806               105,439
                                                                                           ------               -------
          Cash at End of Period                                                          $166,824              $232,962
                                                                                          =======               =======

Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                            $75                   $ -
          Income taxes                                                                        $ -                   $25


* Does not include $955,351 due on repurchase of common stock settling April 2, 2001.


            See notes to unaudited consolidated financial statements

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of March 31, 2001, there were 71,275 options outstanding and all are currently exercisable. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan also provides, among other things, for the grant of incentive options to officers and key employees. The plan covers an aggregate of 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of March 31, 2001, there were options covering 110,000 shares of common stock outstanding under this plan, of which options covering 42,500 shares of common stock were exercisable.

NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the quarter ended March 31, 2001, the Company retired an aggregate of 239,600 shares of its common stock at a cost of $1,383,187 of which $103,001 was allocated to capital and $1,280,186 was allocated to retained earnings. As of March 31, 2001, the Company had purchased and retired an aggregate of 868,200 shares of its common stock.

NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000:

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


                                                     Three Months Ended March 31
                                                     ---------------------------
                                                     2001                  2000
                                                     ----                  ----
Basic Earnings Per Share
------------------------
Net income numerator                               $52,104              $635,009

Weighted average shares outstanding denominator  5,648,380             6,304,965

     Per share amount                                $0.01                 $0.10


Diluted Earnings Per Share
--------------------------
Net income numerator                               $52,104              $635,009

Weighted average shares outstanding              5,648,380             6,304,965
Effect of diluted securities                        29,056                43,828
                                                 ---------             ---------
Diluted shares outstanding denominator           5,677,436             6,348,793
                                                 ---------             ---------

     Per share amount                                $0.01                 $0.10


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company ("Crusader"), as its primary reporting segment. Revenues from this segment comprise 83% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                  2001                  2000
                                                  ----                  ----
Revenues
--------
Insurance company operation                    $8,020,979            $8,213,571

Other insurance operations                      4,277,853             4,183,349
Intersegment elimination (1)                   (2,650,964)           (2,467,634)
                                                ---------             ---------
   Total other insurance operations             1,626,889             1,715,715
                                                ---------             ---------

     Total Revenues                            $9,647,868            $9,929,286
                                                =========             =========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                     $(173,296)             $750,517
Other insurance operations                        161,461                77,798
                                                   ------               -------
     Total Income (Loss) Before Income Taxes    $ (11,835)             $828,315
                                                   ======               =======

Assets
------
Insurance company operation                  $105,456,436          $101,776,571
Intersegment eliminations (2)                  (1,312,089)             (162,406)
                                              -----------           -----------
     Total insurance company operation        104,144,347           101,614,165
Other insurance operations                     17,488,158            20,905,387
                                              -----------           -----------
     Total Assets                            $121,632,505          $122,519,552
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

(a) Liquidity and Capital Resources:
-----------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2001, the Company had cash and cash investments of $96,776,164 (at amortized cost) of which $89,409,687 (92%) were investments of Crusader.

As of the quarter ended March 31, 2001, the Company had invested $93,292,723 (at amortized cost) or 97% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $93,292,723 (at amortized cost) include $17,684,089 (19%) of pre-refunded state and municipal tax-exempt bonds, $7,986,572 (9%) of U.S. treasury securities, $67,222,062 (72%) of high-quality industrial and miscellaneous bonds, and $400,000 of certificates of deposit. The tax-exempt interest income earned for the three months ended March 31, 2001 and 2000 was $233,163 and $332,395, respectively.

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

On March 1, 2001, the Board of Directors declared a five-cent ($0.05) per share cash dividend payable on May 18, 2001, to shareholders of record at the close of business on April 27, 2001.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 3). During the quarter ended March 31, 2001, the Company retired an aggregate of 239,600 shares of its common stock at a cost of $1,383,187. Of this amount, $427,836 came from cash on hand and the proceeds from the maturities of short-term investments, and $955,351 (which settled on April 2, 2001 with the proceeds of the sale of US Treasury notes) is included in accrued expenses and other liabilities.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $2,797,729, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

The Company has initiated an upgrade and replacement of computer systems and has spent approximately $140,000 of an estimated cost of $150,000 to complete this project. The Company expects the project to be completed by December 31, 2001. There are no other material commitments for capital expenditures as of the date of this report.

City of Los Angeles Business License
------------------------------------
On September 13, 2000, the City of Los Angeles audited Unico (parent company only) for the years 1997, 1998 and 1999 with respect to its Los Angeles business license gross receipts tax. The audit resulted in an assessment of $97,681 in gross receipts tax, interest of $24,196, and penalties of $39,072, resulting in a total amount claimed due of $160,949. The assessment was based on the city's position that expenses of Unico's subsidiaries that are paid by Unico (parent company) are subject to the gross receipts business tax when those expenses are reimbursed by the subsidiaries to Unico. The Company disagreed with the audit findings and has appealed the matter. A formal hearing was held on January 3, 2001 that resulted in a reduction in the gross receipts tax due from $97,681 to $32,636. The Company has also requested that all penalties be waived and that interest be adjusted to reflect the decrease in tax due. As of March 31, 2001, the Company has expensed the revised tax due.


(b) Results of Operations:
-------------------------
All comparisons made in this discussion are comparing the quarter ended March 31, 2001, to the quarter ended March 31, 2000, unless otherwise indicated.

The Company's net income for the quarter ended March 31, 2001, decreased $582,905 (92%) to $52,104 compared to $635,009 for the quarter ended March 31, 2000. Revenues for the quarter ended March 31, 2001, decreased $281,418 (3%) to $9,647,868, compared to $9,929,286 for the quarter ended March 31, 2000.

PREMIUM WRITTEN before reinsurance increased $604,222 (7%) to $8,875,435 for the quarter ended March 31, 2001, compared to the three months ended March 31, 2000. The Company believes that the growth in written premium in the current quarter is the result of a continued subsidence in the intensity of price-based competition in the property casualty insurance market. The increase in written premium in California accounted for $438,730 (73%) of this increase. Crusader's written premium by state is as follows:

                                 Three Months Ended March 31           Increase
          State                    2001               2000            (Decrease)
          -----                    ----               ----             --------

          California           $7,490,151          $7,051,421          $438,730
          Ohio                    311,151             116,146           195,005
          Arizona                 280,631             360,498           (79,867)
          Pennsylvania            243,777             217,153            26,624
          Texas                   162,656              49,065           113,591
          Oregon                  133,036             149,629           (16,593)
          Montana                 116,275              81,222            35,053
          Washington              115,474             216,419          (100,945)
          Nevada                   12,595              22,573            (9,978)
          Idaho                     9,689                   -             9,689
          Kentucky                      -               7,087            (7,087)
                                ---------           ---------           -------
               Total           $8,875,435          $8,271,213          $604,222
                                =========           =========           =======


PREMIUM EARNED before reinsurance increased $192,734 (2%) to $8,309,286 for the quarter ended March 31, 2001, compared to $8,116,552 for the quarter ended March 31, 2000. The Company writes annual policies and therefore earns written premium over the one-year policy term.


PREMIUM CEDED increased $337,317 (25%) to $1,676,823 for the quarter ended March 31, 2001, compared to $1,339,506 for the quarter ended March 31, 2000. The ratio of earned premium ceded to earned premium increased to 20% of earned premium from 17% of earned premium in the quarter ended March 31, 2000. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contract. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded between the quarter ended March 31, 2001 and 2000 is as follows:

  Increase in ceded premium ceded under current reinsurance contracts    $22,264
  Increase in provisionally rated premium ceded                          315,053
                                                                         -------
      Net increase in premium ceded                                     $337,317
                                                                         =======

INVESTMENT INCOME, excluding realized investment losses, decreased $56,823 (4%) to $1,467,334 for the quarter ended March 31, 2001, compared to $1,524,157 for the quarter ended March 31, 2000. The decrease in investment income is primarily due to a 3% decrease in average invested assets for the quarter ending March 31,2001, compared to the prior year.

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the quarter ended March 31, 2001, the Company realized a loss of $23,520 on one equity security where a decline in market value was considered other than temporary.


COMMISSION AND FEE INCOME decreased $53,585 (4%) to $1,360,767 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This decrease consisted of the following:

       Other commission and fee income                     $   4,122
       Service fee income                                     (9,100)
       Workers' compensation program                         (12,731)
       Health and life insurance program                     (13,859)
       Daily automobile rental insurance program             (22,017)
                                                              ------
          Net decrease in commission and fee income         $(53,585)
                                                              ======


LOSSES AND LOSS ADJUSTMENT EXPENSES were $5,465,895 or 82% of net premium earned for the quarter ended March 31, 2001, compared to $4,950,539 or 73% of net premium earned for the quarter ended March 31, 2000. This increase was primarily due to an increase in incurred losses of prior years of approximately $885,000 (adverse development) in the quarter ended March 31, 2001, compared to an increase in incurred losses of prior years of approximately $503,000 (adverse development) in the quarter ended March 31, 2000.

The Company's incurred losses and loss adjustment expenses continued to be negatively impacted by higher than anticipated claim cost from business outside of California (principally from liquor liability exposure and longer statutes of limitation), the effect on settlements of escalating jury awards, and continued losses due to the impact of changes in California law that expanded coverage and increased loss exposure (Montrose Chemical Corp. v. Admiral Insurance Co. (1995) and Armstrong World Industries, Inc. v. Aetna Casualty & Surety Co. (1996)).


POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are directly related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 31% of net premium earned for both the quarter ended March 31, 2001, and for the quarter ended March 31, 2000.


SALARIES AND EMPLOYEE BENEFITS increased $32,144 (3%) to $1,113,705 for the quarter ended March 31, 2001, compared to $1,081,561for the quarter ended March 31, 2000.


COMMISSIONS TO AGENTS/BROKERS decreased $10,121 (3%) to $323,007 in the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000.


OTHER OPERATING EXPENSES increased $96,465 (15%) during the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The increase was primarily the result of increased advertising expenses of $28,642, an increase in legal expenses of $24,555 and increase in general office expenses of $31,064.


INCOME TAX PROVISION provided a benefit of $63,939 for the quarter ended March 31, 2001, compared to income tax expense of $193,306 (23% of income before taxes) in the quarter ended March 31, 2000. This change was primarily due to a pre tax loss of $11,835 (including tax exempt investment income of $198,188) in the quarter ended March 31, 2001, compared to pretax income of $828,315 (including tax exempt investment income of $282,535) in the quarter ended March 31, 2000.


The effect of inflation on net income of the Company during the three months ended March 31, 2001, and 2000 was not significant.

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

The Company's invested assets consist of the following:

                                                     March 31        December 31
                                                       2001             2000
                                                       ----             ----

Fixed maturity bonds (at amortized value)          $92,892,723       $94,398,077
Short-term cash investments (at cost)                3,314,217         3,355,354
Equity securities (at cost)                              2,400            25,920
Certificates of deposit (over 1 year, at cost)         400,000           400,000
                                                    ----------        ----------
     Total invested assets                         $96,609,340       $98,179,351
                                                    ==========        ==========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.



                           PART II - OTHER INFORMATION



ITEM 2 - CHANGES IN SECURITIES
------------------------------
(c)   None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)   Exhibits: None

(b)   Reports on Form 8-K:
      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.

                                             UNICO AMERICAN CORPORATION



Date:   May 11, 2001       By:  /s/  ERWIN CHELDIN
                                ------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   May 11, 2001       By:  /s/ LESTER A. AARON
                                -------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)