Form 10-Q
period 2001-06-30
UNICO AMERICAN CORP
filed 2001-08-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

          For the quarterly period from April 1, 2001 to June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   5,453,219
       Number of shares of common stock outstanding as of August 10, 2001

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            June 30            December 31
                                                                                             2001                  2000
                                                                                             ----                  ----

ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  June 30,
         2001  $91,867,642;  December 31, 2000  $94,798,077)                               $93,204,140           $94,982,630
      Equity securities at market (cost: June 30, 2001
         $2,400;  December 31, 2000  $25,920)                                                    2,400                25,920
   Short-term investments, at cost                                                           3,125,120             3,355,354
                                                                                            ----------            ----------
      Total Investments                                                                     96,331,660            98,363,904
Cash                                                                                           115,399                54,806
Accrued investment income                                                                    1,772,075             1,908,547
Premiums and notes receivable, net                                                           6,235,577             5,807,731
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    972,141               393,198
   Unpaid losses and loss adjustment expenses                                               10,464,858            10,671,343
Prepaid reinsurance premiums                                                                    62,323                29,531
Deferred policy acquisition costs                                                            4,813,375             4,500,147
Property and equipment (net of accumulated depreciation)                                       258,028               114,107
Deferred income taxes                                                                          431,726               948,442
Other assets                                                                                 1,917,326             1,154,064
                                                                                           -----------           -----------
     Total Assets                                                                         $123,374,488          $123,945,820
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $45,614,076           $45,217,369
Unearned premiums                                                                           18,601,164            17,099,927
Advance premium and premium deposits                                                         2,381,993             2,316,016
Income taxes payable                                                                             4,123                     -
Accrued expenses and other liabilities                                                       7,299,959             7,899,179
                                                                                            ----------            ----------
    Total Liabilities                                                                      $73,901,315           $72,532,491
                                                                                            ----------            ----------

STOCKHOLDERS' EQUITY
---------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
   shares 5,453,219 at June 30, 2001, and 5,692,699 at December 31, 2000                  $  2,671,750          $  2,789,494
Accumulated other comprehensive income                                                         882,089               121,805
Retained earnings                                                                           45,919,334            48,502,030
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $49,473,173           $51,413,329
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $123,374,488          $123,945,820
                                                                                           ===========           ===========


           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended                     Six Months Ended
                                                                    June 30                              June 30
                                                              ------------------                     ----------------
                                                             2001                2000               2001            2000
                                                             ----                ----               ----            ----

REVENUES
--------
Insurance Company Revenues
     Premium earned                                       $8,680,327          $8,093,893        $16,989,613      $16,210,445
     Premium ceded                                         1,093,666           1,614,606          2,770,489        2,954,112
                                                           ---------           ---------         ----------       ----------
          Net premium earned                               7,586,661           6,479,287         14,219,124       13,256,333
     Net investment income                                 1,391,162           1,411,869          2,800,178        2,843,359
     Net realized investment (losses)                              -                   -            (23,520)               -
     Other income                                             11,733               4,613             14,753            9,648
                                                           ---------           ---------         ----------       ----------
          Total Insurance Company Revenues                 8,989,556           7,895,769         17,010,535       16,109,340

Other Revenues from Insurance Operations
     Gross commissions and fees                            1,388,032           1,469,708          2,748,799        2,884,060
     Investment income                                        40,303             102,688             98,621          195,355
     Net realized investment gains                             3,212                   -              3,212                -
     Finance charges and late fees earned                    216,414             208,898            421,207          416,032
     Other income                                              3,470               3,057              6,481            4,619
                                                          ----------           ---------         ----------       ----------
          Total Revenues                                  10,640,987           9,680,120         20,288,855       19,609,406
                                                          ==========           =========         ==========       ==========

EXPENSES
--------
Losses and loss adjustment expenses                        8,210,872           4,739,888         13,676,767        9,690,427
Policy acquisition costs                                   2,138,850           2,003,216          4,167,089        4,106,567
Salaries and employee benefits                             1,116,585           1,098,302          2,230,290        2,179,863
Commissions to agents/brokers                                316,810             323,667            639,817          656,795
Other operating expenses                                     593,286             706,577          1,322,143        1,338,969
                                                          ----------           ---------         ----------       ----------
     Total Expenses                                       12,376,403           8,871,650         22,036,106       17,972,621
                                                          ----------           ---------         ----------       ----------

     Income (Loss) Before Taxes                           (1,735,416)            808,470         (1,747,251)       1,636,785
Income Tax Provision                                        (638,691)            196,398           (702,630)         389,704
                                                          ----------             -------          ---------        ---------
     Net Income (Loss)                                   $(1,096,725)          $ 612,072        $(1,044,621)      $1,247,081
                                                           =========             =======          =========        =========


PER SHARE DATA
--------------
Basic Shares Outstanding                                   5,453,219           6,270,012          5,550,799        6,287,488
Basic Earnings (Loss) Per Share                               $(0.20)              $0.10             $(0.19)           $0.20

Diluted Shares Outstanding                                 5,482,752           6,311,950          5,580,094        6,330,371
Diluted Earnings (Loss) Per Share                             $(0.20)              $0.10             $(0.19)           $0.20



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30                               June 30
                                                                         -------                               -------
                                                                  2001              2000                2001            2000
                                                                  ----              ----                ----            ----

Net income (loss)                                             $(1,096,725)        $612,072          $(1,044,621)     $1,247,081
Other changes in comprehensive income,
  net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                        (249,647)          19,064              746,880        (189,672)
     Less: reclassification adjustment for (gains)
        and losses included in net income                          (2,120)               -               13,403
                                                                ---------          -------              -------       ---------
            Comprehensive Income (loss)                       $(1,348,492)        $631,136            $(284,338)     $1,057,409
                                                                =========          =======              =======       =========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                                           2001                  2000
                                                                                           ----                  ----

Cash Flows from Operating Activities:
   Net Income (Loss)                                                                   $(1,044,621)           $1,247,081
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                         45,511                31,473
      Bond amortization, net                                                               196,338               289,649
      Net realized loss on sale of securities                                               20,308                     -
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     (291,374)              (45,605)
      Reinsurance recoverable                                                             (372,458)           (1,048,588)
      Prepaid reinsurance premiums                                                         (32,792)              (10,797)
      Deferred policy acquisitions costs                                                  (313,228)             (149,806)
      Other assets                                                                        (763,263)              227,002
      Reserve for unpaid losses and loss adjustment expenses                               396,707            (1,926,253)
      Unearned premium reserve                                                           1,501,237               338,219
      Funds held as security and advanced premiums                                          65,977               (50,697)
      Accrued expenses and other liabilities                                              (599,220)              (36,419)
      Income taxes current/deferred                                                        129,179               106,573
                                                                                         ---------             ---------
          Net Cash  (Used) from Operations                                              (1,061,699)           (1,028,168)
                                                                                         ---------             ---------

Investing Activities
     Purchase of fixed maturity investments                                             (4,154,470)           (4,469,270)
     Proceeds from maturity of fixed maturity investments                                6,872,180             6,355,600
     Net decrease in short-term investments                                                249,833               763,854
     Additions to property and equipment                                                  (189,432)               (6,537)
                                                                                         ---------             ---------
          Net Cash Provided by Investing Activities                                      2,778,111             2,643,647
                                                                                         ---------             ---------

Financing Activities
     Repurchase of common stock                                                         (1,383,186)             (509,926)
     Dividends paid to shareholders                                                       (272,633)             (945,745)
                                                                                         ---------             ---------
          Net Cash  (Used) by Financing Activities                                      (1,655,819)           (1,455,671)
                                                                                         ---------             ---------

Net increase in cash                                                                        60,593               159,808
Cash at beginning of period                                                                 54,806               105,439
                                                                                           -------               -------
          Cash at End of Period                                                           $115,399              $265,247
                                                                                           =======               =======

Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                           $  75                  $  -
          Income taxes                                                                     $10,000              $100,025


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 2001, there were 71,275 options outstanding and all are currently exercisable. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan also provides, among other things, for the grant of incentive options to officers and key employees. The plan covers an aggregate of 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 2001, there were options covering 105,000 shares of common stock outstanding under this plan. Options covering 40,000 of these shares of common stock were exercisable.

NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the six months ended June 30, 2001, the Company retired an aggregate of 239,600 shares of its common stock at a cost of $1,383,187 of which $117,744 was allocated to capital and $1,265,443 was allocated to retained earnings. As of June 30, 2001, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,200 shares of its common stock at a cost of $5,513,255.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001 and 2000:

                                                                  Three Months Ended                 Six Months Ended
                                                                        June 30                           June 30
                                                                        -------                           -------
                                                                 2001            2000              2001               2000
                                                                 ----            ----              ----               ----
Basic Earnings (Loss) Per Share
-------------------------------
Net income (loss) numerator                                  $(1,096,725)       $612,072       $(1,044,621)        $1,247,081
                                                               =========         =======         =========          =========

Weighted average shares outstanding denominator                5,453,219       6,270,012         5,550,799          6,287,488
                                                               =========       =========         =========          =========

     Basic Earnings (Loss) Per Share                              $(0.20)          $0.10            $(0.19)             $0.20


Diluted Earnings (Loss) Per Share
---------------------------------
Net income (loss) numerator                                  $(1,096,725)       $612,072       $(1,044,621)        $1,247,081
                                                               =========         =======         =========          =========

Weighted average shares outstanding                            5,453,219       6,270,012         5,550,799          6,287,488
Effect of diluted securities                                      29,533          41,938            29,295             42,883
                                                               ---------       ---------         ---------          ---------
Diluted shares outstanding denominator                         5,482,752       6,311,950         5,580,094          6,330,371
                                                               =========       =========         =========          =========

     Diluted Earnings (Loss) Per Share                            $(0.20)          $0.10            $(0.19)             $0.20


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company ("Crusader"), as its primary reporting segment. Revenues from this segment comprised 84% of consolidated revenues for the three and six months ended June 30, 2001, and 82% of revenues for the three and the six months ended June 30, 2000. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30                              June 30
                                                                     -------                              -------
                                                               2001            2000               2001              2000
                                                               ----            ----               ----              ----
Revenues
--------
Insurance company operation                                $8,989,556       $7,895,769        $17,010,535        $16,109,340

Other insurance operations                                  4,524,309        4,254,558          8,802,162          8,437,907
Intersegment elimination (1)                               (2,872,878)      (2,470,207)        (5,523,842)        (4,937,841)
                                                            ---------        ---------          ---------          ---------
 Total other insurance operations                           1,651,431        1,784,351          3,278,320          3,500,066
                                                            ---------        ---------          ---------          ---------

     Total Revenues                                       $10,640,987       $9,680,120        $20,288,855        $19,609,406
                                                           ==========        =========         ==========         ==========

Income  (Loss) Before Income Taxes
----------------------------------
Insurance company operation                               $(2,134,389)        $631,244        $(2,307,685)        $1,381,761
Other insurance operations                                    398,973          177,226            560,434            255,024
                                                            ---------          -------          ---------          ---------
   Total Income (Loss) Before Income Taxes                $(1,735,416)        $808,470        $(1,747,251)        $1,636,785
                                                            =========          =======          =========          =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5 - SEGMENT REPORTING (continued)
--------------------------------------
                                                          As of June 30
                                                          -------------
                                                    2001               2000
                                                    ----               ----
Assets
Insurance company operation                     $106,352,408       $103,136,569
Intersegment eliminations (2)                     (1,298,145)          (459,126)
                                                 -----------        -----------
     Total insurance company operation           105,054,263        102,677,443
Other insurance operations                        18,320,225         17,227,900
                                                 -----------        -----------
     Total Assets                               $123,374,488       $119,905,343
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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2001, the Company had cash and investments of $95,110,561 (at amortized cost) of which $91,231,964 (96%) were investments of Crusader.

As of the quarter ended June 30, 2001, the Company had invested $91,867,642 (at amortized cost) or 97% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $91,867,642 (at amortized cost) include $17,344,603 (19%) of pre-refunded state and municipal tax-exempt bonds, $6,127,756 (7%) of U.S. treasury securities, $67,995,283 (74%) of high-quality industrial and miscellaneous bonds, and $400,000 of certificates of deposit. The tax-exempt interest income earned for the three and six months ended June 30, 2001, was $221,066 and $454,229, respectively. The tax-exempt interest income earned for the three and six months ended June 30, 2000, was $308,286 and $640,681, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

(a)  Liquidity and Capital Resources: (continued)
------------------------------------------------
The Company's investment policy limits investments in any one company to $2,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. All of the Company's investments are high-grade investment quality, all state and municipal tax-exempt fixed maturity investments are pre-refunded issues, and all certificates of deposits are FDIC insured.

Cash flow used from operations for the six months ended June 30, 2001, was $1,061,699 and was primarily due to the net loss of $1,044,621 for the period.

On May 18, 2001, the Company paid the five-cent ($0.05) per share cash dividend that was declared by the Board of Directors on March 1, 2001, to shareholders of record at the close of business on April 27, 2001.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 3). During the six months ended June 30, 2001, the Company retired an aggregate of 239,600 shares of its common stock at a cost of $1,383,187. Of this amount, $427,836 came from cash on hand and the proceeds from the maturities of short-term investments, and $955,351 from the proceeds of the sale of U.S. treasury notes. No shares of the common stock of the Company were repurchased in the three months ended June 30, 2001.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2001, net of trust restriction of $2,789,125, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

The Company has completed its upgrade and replacement of computer systems at a cost of approximately $150,000. There are no other material commitments for capital expenditures as of the date of this report.


City of Los Angeles Business License
------------------------------------
On September 13, 2000, the City of Los Angeles audited Unico (parent company only) for the years 1997, 1998 and 1999 with respect to its Los Angeles business license gross receipts tax. The audit resulted in an assessment of $97,681 in gross receipts tax, interest of $24,196, and penalties of $39,072, resulting in a total amount claimed due of $160,949. The assessment was based on the city's position that expenses of Unico's subsidiaries that are paid by Unico (parent company) are subject to the gross receipts business tax when those expenses are reimbursed by the subsidiaries to Unico. The Company disagreed with the audit findings and has appealed the matter. A formal hearing was held on January 3, 2001, that resulted in a reduction in the gross receipts tax due from $97,681 to $32,636. The Company has also requested that all penalties be waived and that interest be adjusted to reflect the decrease in tax due. As of March 31, 2001, the Company has expensed the revised tax due.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

(b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the three and six months ended June 30, 2001, to the three and six months ended June 30, 2000, unless otherwise indicated.

The Company had a net loss of $1,096,725 for the three months ending June 30, 2001, compared to net income of $612,072 for the three months ended June 30, 2000, a decrease in net income of $1,708,797. For the six months ended June 30, 2001, the Company had a net loss $1,044,621, compared to net income of $1,247,081 for the six months ended June 30, 2000, a decrease in net income of $2,291,702. Total revenues increased $960,867 (10%) for the three months and $679,449 (3%) for the six months ended June 30, 2001, when compared to the three and six months ended June 30, 2000.

PREMIUM WRITTEN before reinsurance increased $1,337,963 (16%) to $9,615,414 for the three months and increased $1,942,185 (12%) to $18,490,849 for the six months ended June 30, 2001, compared to the three and six months ended June 30, 2000. Although the Company attempts to be competitive on price, it believes that maintaining adequate rates on the insurance policies it sells is a better business strategy than increasing total written premium by selling more policies at inadequate rates. The Company believes that the growth in written premium in the current quarter and year-to-date periods is the result of a continued subsidence in the intensity of price-based competition in the property/casualty insurance market. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.


The increase in written premium in California accounted for $969,456 (72%) of this increase in the three months and $1,408,186 (73%) of the increase in the six months ended June 30, 2001. Crusader's written premium by state is as follows:


                                  Three Months Ended June 30                            Six Months Ended June 30
                                  --------------------------                            ------------------------
                                                           Increase                                             Increase
                              2001            2000        (Decrease)             2001            2000          (Decrease)
                              ----            ----         --------              ----            ----           --------
 California                $8,043,077      $7,073,621      $969,456          $15,533,228      $14,125,042      $1,408,186
 Ohio                         385,195         189,191       196,004              696,346          305,337         391,009
 Arizona                      353,151         320,552        32,599              633,782          681,050         (47,268)
 Pennsylvania                 156,229         130,324        25,905              400,006          347,477          52,529
 Montana                      192,317         175,445        16,872              308,592          256,667          51,925
 Washington                   179,604         176,396         3,208              295,078          392,815         (97,737)
 Oregon                       109,412         128,794       (19,382)             242,448          278,423         (35,975)
 Texas                         70,359          60,083        10,276              233,015          109,148         123,867
 Nevada                       115,208          17,551        97,657              127,803           40,124          87,679
 Idaho                          6,018           4,402         1,616               15,707            4,402          11,305
 Kentucky                       4,844           1,092         3,752                4,844            8,179          (3,335)
                            ---------       ---------     ---------           ----------       ----------       ---------
      Total                $9,615,414      $8,277,451    $1,337,963          $18,490,849      $16,548,664      $1,942,185
                            =========       =========     =========           ==========       ==========       =========


PREMIUM EARNED before reinsurance increased $586,434 (7%) to $8,680,327 for the three months and increased $779,168 (5%) to $16,989,613 for the six months ended June 30, 2001, compared to the three and six months ended June 30, 2000. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

PREMIUM CEDED decreased $520,940 (32%) to $1,093,666 for the three months and $183,623 (6%) to $2,770,489 for the six months ended June 30, 2001, compared to the three and six months ended June 30, 2000. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. The decrease in ceded premium is primarily the result of the decrease in premium ceded by the Company under its provisionally rated reinsurance contract. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded between the quarter and year-to-date periods is as follows:

                                                Three Months       Six Months
                                                   Ended             Ended
                                               June 30, 2001     June 30, 2001
                                               -------------     -------------
Increase in ceded premium (excluding
 provisionally rated premium ceded)               $ 62,760           $ 85,471

(Decrease) in provisionally rated
  premium ceded                                   (583,700)          (269,094)
                                                   -------            -------
    Net decrease in ceded premium                $(520,940)         $(183,623)
                                                   =======            =======

NET INVESTMENT INCOME, excluding realized investment gains, decreased $83,092 (5%) to $1,431,465 for the three months and $139,915 (5%) to $2,898,799 for the six months ended June 30, 2001, compared to investment income of $1,514,557 for the three months and $3,038,714 for the six months ended June 30, 2000. The decrease in investment income is primarily due to a decrease in invested assets due to the cost of the repurchase of the Company's common stock. The Company has funded the common stock repurchase from cash on hand, the maturities of short-term investments, and the proceeds of the sale of U.S. treasury bonds.

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the quarter ended March 31, 2001, the Company realized a loss of $23,520 on one equity security where a decline in market value was considered other than temporary. During the quarter ended June 30, 2001, the Company had no realized losses due to a decline in market value considered other than temporary.

GROSS COMMISSION AND FEE INCOME decreased $81,676 (6%) to $1,388,032 for the three months and decreased $135,261 (5%) to $2,748,799 for the six months ended June 30, 2001, compared to the three and six months ended June 30, 2000. The decrease for the three and six months consisted of the following:

                                      Three Months Ended        Six Months Ended
                                         June 30, 2001            June 30, 2001
                                         -------------            -------------

Service fee income                         $ 24,903                  $ 15,803
Other commission and fee income              11,104                    15,226
Health and life insurance program            (7,770)                  (21,629)
Workers' compensation program               (13,205)                  (25,936)
Daily automobile rental insurance program:
  Excluding contingent commission *         (26,729)                  (58,891)
  Contingent commission                     (69,979)                  (59,834)
                                             ------                    ------
    Net (decrease) in commission
      and fee income                       $(81,676)                $(135,261)
                                             ======                   =======

* Due to intense price competition, written premium in the daily automobile rental insurance program has decreased approximately 15% for both the three months and six months ended June 30, 2001. This decrease in written premium has resulted in a decrease in commission and fee income (excluding contingent commission) of $26,729 for the three months and $58,891 for the six months ended June 30, 2001. To avoid underwriting losses for the non-affiliated insurer, the Company continues to produce business only at rates that it believes to be adequate. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

LOSSES AND LOSS ADJUSTMENT EXPENSES were 108% of net premium earned for the three months and 96% of net premium earned for the six months ended June 30, 2001, compared to 73% of net premium earned for the three months and six months ended June 30, 2000. This increase was primarily due to an increase in incurred losses of prior years of approximately $2,992,000 (adverse development) in the three months and $3,877,000 (adverse development) in the six months ended June
30, 2001, compared to an increase in incurred losses of prior years of approximately $528,000 (adverse development) in the three months and an increase in incurred losses for prior years of approximately $1,031,000 (adverse development) in the six months ended June 30, 2000.


The Company's incurred losses and loss adjustment expenses for the quarter ended June 30, 2001, continued to be negatively impacted by higher than anticipated claim cost from business outside of California (primarily from liquor liability claims) and from continued losses due to the impact of changes in California law that expanded coverage and increased loss exposure (primarily on construction defect claims - Montrose Chemical Corp. v. Admiral Insurance Co. (1995) and Armstrong World Industries, Inc. v. Aetna Casualty & Surety Co. (1996). The most significant of these factors in both the first and second quarter were from liquor liability claims for losses occurring outside California in 1999 that were reported to the Company in 2001. These claims arise from the liability of tavern owners related to the sale of alcoholic beverages. The frequency and severity of these claims were significantly greater than had been anticipated by the Company. The Company is taking corrective actions to address the adverse development on its non-California liquor liability coverages. These actions include instituting more stringent underwriting criteria, limiting coverages offered, and increasing rates.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 28% of net premium earned for the three months and 29% of net earned premium for the six months ended June 30, 2001, compared to 31% of net premium earned for both the three months and six months ended June 30, 2000.


SALARIES AND EMPLOYEE BENEFITS increased $18,283 (2%) to $1,116,585 for the three months and increased $50,427 (2%) to $2,230,290 for the six months ended June 30, 2001, compared to salary and employee benefits of $1,098,302 for the three months and $2,179,863 for the six months ended June 30, 2000.

COMMISSIONS TO AGENTS/BROKERS decreased $6,857 (2%) to $316,810 for the three months and decreased $16,978 (3%) to $639,817 for the six months ended June 30, 2001, compared to the three and six months ended June 30, 2000.

OTHER OPERATING EXPENSES decreased $113,291 (16%) for the three months and $16,826 (1%) for the six months ended June 30, 2001, compared to the three and six months ended June 30, 2000. The decrease in the three months was primarily due to a reduction in legal fees of $49,057 related to the settlement of the State of Washington regulatory proceedings on January 31, 2001, and a decrease in marketing expenses of $46,732.

INCOME TAX PROVISION provided a benefit of $638,691 for the three months and a benefit of $702,630 for the six months ended June 30, 2001, compared to income tax expense of $196,398 (24% of income before taxes) in the three months and $389,704 (24% of income before taxes) in the six months ended June 30, 2000. This change was primarily due to a pre-tax loss of $1,735,416 (including tax exempt investment income of $197,906) in the three months and a pre-tax loss of $1,747,251 (including tax exempt investment income of $386,094) in the six months ended June 30, 2001, compared to pre-tax income of $808,470 (including tax exempt investment income of $262,044) in the three months and pre-tax income of $1,636,785 (including tax exempt investment income of $544,579) in the six month ended June 30, 2000.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2001, and the three and six months ended June 30, 2000, was not significant.

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

The Company's invested assets consist of the following:

                                                       June 30           December 31          Increase
                                                         2001               2000             (Decrease)
                                                         ----               ----              --------
Fixed maturity bonds (at amortized value)            $91,467,642         $94,398,077        $(2,930,435)
Short-term cash investments (at cost)                  3,125,120           3,355,354           (230,234)
Equity securities (at cost)                                2,400              25,920            (23,520)
Certificates of deposit (over 1 year, at cost)           400,000             400,000                  -
                                                      ----------          ----------          ---------
     Total invested assets                           $94,995,162         $98,179,351        $(3,184,189)
                                                      ==========          ==========          =========



There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.



PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On June 1, 2001, the Company held its Annual Meeting of Stockholders.
(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.
(c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. There were 27,080 no broker non-votes.

            Name                   For               Against or Withheld
            ----                   ---               -------------------
     Erwin Cheldin               4,738,841                 2,936
     Lester A. Aaron             4,738,841                 2,936
     Cary L. Cheldin             4,738,841                 2,936
     George C. Gilpatrick        4,738,941                 2,836
     David A. Lewis              4,738,914                 2,863
     Warren D. Orloff            4,737,929                 3,848
     Donald B. Urfrig            4,738,941                 2,836



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)   Exhibits: None

(b)   Reports on Form 8-K:
      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.


                                             UNICO AMERICAN CORPORATION



Date: August 10, 2001     By:   /s/ Erwin Cheldin
                                -----------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date: August 10, 2001     By:   /s/ Lester A. Aaron
                                -------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)