Form 10-Q
period 2001-09-30
UNICO AMERICAN CORP
filed 2001-11-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

        For the quarterly period from July 1, 2001 to September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   5,452,461
       Number of shares of common stock outstanding as of November 9, 2001

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                         September 30          December 31
                                                                                             2001                  2000
                                                                                             ----                  ----

ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  September 30,
         2001  $92,195,438;  December 31, 2000  $94,798,077)                               $95,691,113           $94,982,630
      Equity securities at market (cost: September 30, 2001
         $2,400;  December 31, 2000  $25,920)                                                    2,400                25,920
   Short-term investments, at cost                                                           2,987,946             3,355,354
                                                                                            ----------            ----------
      Total Investments                                                                     98,681,459            98,363,904
Cash                                                                                            69,806                54,806
Accrued investment income                                                                    1,536,078             1,908,547
Premiums and notes receivable, net                                                           6,333,353             5,807,731
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                     13,278               393,198
   Unpaid losses and loss adjustment expenses                                                9,910,069            10,671,343
Prepaid reinsurance premiums                                                                    47,632                29,531
Deferred policy acquisition costs                                                            4,953,673             4,500,147
Property and equipment (net of accumulated depreciation)                                       277,563               114,107
Deferred income taxes                                                                                -               948,442
Other assets                                                                                 3,481,846             1,154,064
                                                                                           -----------           -----------
     Total Assets                                                                         $125,304,757          $123,945,820
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $50,826,865           $45,217,369
Unearned premiums                                                                           18,984,678            17,099,927
Advance premium and premium deposits                                                         1,466,518             2,316,016
Deferred Income taxes payable                                                                   60,237                     -
Accrued expenses and other liabilities                                                       6,580,991             7,899,179
                                                                                            ----------            ----------
    Total Liabilities                                                                      $77,919,289           $72,532,491
                                                                                            ----------            ----------

STOCKHOLDERS' EQUITY
---------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding shares 5,452,461 at September 30, 2001, and 5,692,699 at
   December 31, 2000                                                                      $  2,671,377          $  2,789,494
Accumulated other comprehensive income                                                       2,307,146               121,805
Retained earnings                                                                           42,406,945            48,502,030
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $47,385,468           $51,413,329
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $125,304,757          $123,945,820
                                                                                           ===========           ===========

            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30                        September 30
                                                                -------------------                 ------------------
                                                             2001               2000               2000             2001
                                                             ----               ----               ----             ----

REVENUES
--------
Insurance Company Revenues
     Premium earned                                       $9,014,402          $8,226,204        $26,004,015      $24,436,649
     Premium ceded                                         1,523,605           2,136,835          4,294,094        5,090,947
                                                           ---------           ---------         ----------       ----------
          Net premium earned                               7,490,797           6,089,369         21,709,921       19,345,702
     Net investment income                                 1,395,287           1,451,540          4,195,465        4,294,899
     Net realized investment (losses)                              -                   -            (23,520)               -
     Other income                                              2,572              34,286             17,325           43,934
                                                           ---------           ---------         ----------       ----------
          Total Insurance Company Revenues                 8,888,656           7,575,195         25,899,191       23,684,535

Other Revenues from Insurance Operations
     Gross commissions and fees                            1,375,654           1,383,049          4,124,453        4,267,109
     Investment income                                        30,656              78,874            129,277          274,229
     Net realized investment gains                                 -               2,508              3,212            2,508
     Finance charges and late fees earned                    223,722             209,423            644,929          625,455
     Other income                                              5,517               4,402             11,998            9,021
                                                          ----------           ---------         ----------       ----------
          Total Revenues                                  10,524,205           9,253,451         30,813,060       28,862,857
                                                          ----------           ---------         ----------       ----------

EXPENSES
--------
Losses and loss adjustment expenses                       11,636,974           5,054,246         25,313,741       14,744,673
Policy acquisition costs                                   2,233,370           2,098,883          6,400,459        6,205,450
Salaries and employee benefits                             1,052,922           1,067,731          3,283,212        3,247,594
Commissions to agents/brokers                                304,355             330,569            944,172          987,364
Other operating expenses                                     606,386             575,917          1,928,529        1,914,886
                                                          ----------           ---------         ----------       ----------
     Total Expenses                                       15,834,007           9,127,346         37,870,113       27,099,967
                                                          ----------           ---------         ----------       ----------

     Income (Loss) Before Taxes                           (5,309,802)            126,105         (7,057,053)       1,762,890
Income Tax Provision (Benefit)                            (1,801,252)            (29,325)        (2,503,882)         360,379
                                                           ---------             -------          ---------        ---------
     Net Income (Loss)                                   $(3,508,550)          $ 155,430        $(4,553,171)      $1,402,511
                                                           =========             =======          =========        =========


PER SHARE DATA
--------------
Basic Shares Outstanding                                   5,453,118           5,923,682          5,518,239        6,166,220
Basic Earnings (Loss) Per Share                               $(0.64)              $0.03             $(0.83)           $0.23

Diluted Shares Outstanding                                 5,453,118           5,972,337          5,518,239        6,211,027
Diluted Earnings (Loss) Per Share                             $(0.64)              $0.03             $(0.83)           $0.23



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30                          September 30
                                                                       ------------                          ------------
                                                                  2001              2000                2001            2000
                                                                  ----              ----                ----            ----

Net income (loss)                                             $(3,508,550)        $155,430          $(4,553,171)     $1,402,511
Other changes in comprehensive income,
  net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                       1,425,058          615,760            2,171,938         426,088
     Less: reclassification adjustment for (gains)
        and losses included in net income                                                -               13,403
                                                                        -                                                     -
                                                                ---------          -------            ---------       ---------
            Comprehensive income (loss)                       $(2,083,492)        $771,190          $(2,367,830)     $1,828,599
                                                                =========          =======            =========       =========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                          2001                   2000
                                                                                          ----                   ----

Cash Flows from Operating Activities:
   Net Income (Loss)                                                                   $(4,553,171)           $1,402,511
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                         52,871                49,184
      Bond amortization, net                                                               288,065               412,056
      Net realized (gain) loss on sale of securities                                        20,308                (2,508)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     (153,153)               94,140
      Reinsurance recoverable                                                            1,141,194            (1,886,669)
      Prepaid reinsurance premiums                                                         (18,101)                   21
      Deferred policy acquisitions costs                                                  (453,526)             (171,468)
      Other assets                                                                      (2,327,782)              216,594
      Reserve for unpaid losses and loss adjustment expenses                             5,609,496            (2,001,294)
      Unearned premium reserve                                                           1,884,751               558,545
      Funds held as security and advanced premiums                                        (849,498)             (196,316)
      Accrued expenses and other liabilities                                            (1,318,188)            1,707,999
      Income taxes current/deferred                                                       (117,103)               81,080
                                                                                           -------               -------
          Net Cash Provided (Used) from Operations                                        (793,837)              263,875
                                                                                           -------               -------

Investing Activities
     Purchase of fixed maturity investments                                            (10,399,695)           (8,703,237)
     Proceeds from maturity of fixed maturity investments                               12,692,180            10,201,450
     Net decrease in short-term investments                                                392,710             3,071,080
     Additions to property and equipment                                                  (216,327)              (25,386)
                                                                                         ---------             ---------
          Net Cash Provided by Investing Activities                                      2,468,868             4,543,907
                                                                                         ---------             ---------

Financing Activities
     Repurchase of common stock                                                         (1,387,398)           (3,784,934)
     Dividends paid to shareholders                                                       (272,633)             (945,510)
                                                                                         ---------             ---------
          Net Cash (Used) by Financing Activities                                       (1,660,031)           (4,730,444)
                                                                                         ---------             ---------

Net increase in cash                                                                        15,000                77,338
Cash at beginning of period                                                                 54,806               105,439
                                                                                            ------               -------
          Cash at End of Period                                                            $69,806              $182,777
                                                                                            ======               =======

Supplemental Cash Flow Information
     Cash paid during the period for:
          Interest                                                                           $  75                  $  -
          Income taxes                                                                     $25,416              $210,025



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 2001, there were 71,275 options outstanding and all are currently exercisable. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan also provides, among other things, for the grant of incentive options to officers and key employees. The plan covers an aggregate of 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 2001, there were options covering 105,000 shares of common stock outstanding under this plan. Options covering 70,000 of these shares of common stock were exercisable.


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the nine months ended September 30, 2001, the Company retired an aggregate of 240,358 shares of its common stock at a cost of $1,387,398 of which $118,117 was allocated to capital and $1,269,281 was allocated to retained earnings. As of September 30, 2001, the Company had purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000, and for the nine months ended September 30, 2001 and 2000:

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30                      September 30
                                                                     ------------                      ------------
                                                                 2001            2000              2001               2000
                                                                 ----            ----              ----               ----
Basic Earnings (Loss) Per Share
-------------------------------
Net income (loss) numerator                                  $(3,508,550)       $155,430       $(4,553,171)        $1,402,511
                                                               =========         =======         =========          =========

Weighted average shares outstanding denominator                5,453,118       5,923,682         5,518,239          6,166,220
                                                               =========       =========         =========          =========

     Basic Earnings (Loss) Per Share                              $(0.64)          $0.03            $(0.83)             $0.23


Diluted Earnings (Loss) Per Share
---------------------------------
Net income (loss) numerator                                  $(3,508,550)       $155,430       $(4,553,171)        $1,402,511
                                                               =========         =======         =========          =========

Weighted average shares outstanding                            5,453,118       5,923,682         5,518,239          6,166,220
Effect of diluted securities (*)                                       0          48,655                 0             44,807
                                                               ---------       ---------         ---------          ---------
Diluted shares outstanding denominator                         5,453,118       5,972,337         5,518,239          6,211,027
                                                               =========       =========         =========          =========

     Diluted Earnings (Loss) Per Share                            $(0.64)          $0.03            $(0.83)             $0.23

* In loss periods options are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect.



NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards  for the way  information  about  operating  segments  is  reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company ("Crusader"), as its primary reporting segment. Revenues from this segment comprised 84% of consolidated revenues for the three and nine months ended September 30, 2001, and 82% of revenues for the three and the nine months ended September 30, 2000. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                                 Three Months Ended                  Nine Months Ended
                                                                   September 30                         September 30
                                                                   ------------                         ---------

                                                              2001             2000              2001               2000
                                                              ----             ----              ----               ----
Revenues
--------
Insurance company operation                                $8,888,656       $7,575,195        $25,899,191        $23,684,535

Other insurance operations                                  4,442,261        4,198,046         13,244,423         12,635,953
Intersegment elimination (1)                               (2,806,712)      (2,519,790)        (8,330,554)        (7,457,631)
                                                            ---------        ---------          ---------          ---------
   Total other insurance operations                         1,635,549        1,678,256          4,913,869          5,178,322
                                                            ---------        ---------          ---------          ---------

     Total Revenues                                       $10,524,205       $9,253,451        $30,813,060        $28,862,857
                                                           ==========        =========         ==========         ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                               $(5,587,410)        $(47,421)       $(7,895,095)        $1,334,340
Other insurance operations                                    277,608          173,526            838,042            428,550
                                                            ---------          -------          ---------          ---------
   Total Income (Loss) Before Income Taxes                $(5,309,802)        $126,105        $(7,057,053)        $1,762,890
                                                            =========          =======          =========          =========


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 5 - SEGMENT REPORTING (continued)
--------------------------------------
                                                      As of September 30
                                                      ------------------
                                                    2001               2000
                                                    ----               ----
Assets
Insurance company operation                     $107,924,575       $104,723,107
Intersegment eliminations (2)                     (1,605,532)          (397,339)
                                                 -----------        -----------
     Total insurance company operation           106,319,043        104,325,768
Other insurance operations                        18,985,714         14,820,077
                                                 -----------        -----------
     Total Assets                               $125,304,757       $119,145,845
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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 2001, the Company had cash and investments of $95,255,590 (at amortized cost) of which $92,392,389 (97%) were investments of Crusader.

As of the quarter ended September 30, 2001, the Company had invested $92,195,438 (at amortized cost) or 97% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $92,195,438 (at amortized cost) include $11,780,331 (13%) of pre-refunded state and municipal tax-exempt bonds, $6,118,244 (7%) of U.S. treasury securities, $73,896,863 (80%) of high-quality industrial and miscellaneous bonds, and $400,000 of certificates of deposit. The tax-exempt interest income earned for the three and nine months ended September 30, 2001, was $170,962 and $625,191, respectively. The tax-exempt interest income earned for the three and nine months ended September 30, 2000, was $289,585 and $930,266, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

(a)  Liquidity and Capital Resources (continued):
------------------------------------------------
The Company's investment policy limits investments in any one company to $2,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. All of the Company's investments are high-grade investment quality, all state and municipal tax-exempt fixed maturity investments are pre-refunded issues, and all certificates of deposits are FDIC insured.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 3). During the nine months ended September 30, 2001, the Company retired an aggregate of 240,358 shares of its common stock at a cost of $1,387,398. Of this amount, $432,047 came from cash on hand and the proceeds from the maturities of short-term investments, and $955,351 from the proceeds of the sale of US Treasury notes. 758 shares of the common stock of the Company, at a cost of $4,211, were repurchased in the three months ended September 30, 2001.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $1,832,392, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

The Company has completed its upgrade and replacement of computer systems at a cost of approximately $150,000. There are no other material commitments for capital expenditures as of the date of this report.

City of Los Angeles Business License
------------------------------------
On September 13, 2000, the City of Los Angeles audited Unico (parent company only) for the years 1997, 1998 and 1999 with respect to its Los Angeles business license gross receipts tax. The audit resulted in an assessment of $97,681 in gross receipts tax, interest of $24,196, and penalties of $39,072, resulting in a total amount claimed due of $160,949. The assessment was based on the city's position that expenses of Unico's subsidiaries that are paid by Unico (parent company) are subject to the gross receipts business tax when those expenses are reimbursed by the subsidiaries to Unico. The Company disagreed with the audit findings and appealed the matter. A formal hearing was held on January 3, 2001. The Company received the decision of the board of review that resulted in a revised gross receipts tax of $46,589 and a reduction in the interest assessment by $13,500. The Company is awaiting a decision on its request that all penalties be waived. As of September 30, 2001, the Company has expensed the revised tax due and recorded the interest expense adjustment.


(b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the three and nine months ended September 30, 2001, to the three and nine months ended September 30, 2000, unless otherwise indicated.

The Company had a net loss of $3,508,550 for the three months ending September 30, 2001, compared to net income of $155,430 for the three months ended September 30, 2000 a decrease in net income of $3,663,980. For the nine months ended September 30, 2001, the Company had a net loss $4,553,171, compared to net income of $1,402,511 for the nine months ended September 30, 2000, a decrease in net income of $5,955,682. Total revenues increased $1,270,754 (14%) for the three months and $1,950,203 (7%) for the nine months ended September 30, 2001, when compared to the three and nine months ended September 30, 2000.

Premium written before reinsurance increased $951,386 (11%) to $9,397,916 for the three months and increased $2,893,571 (12%) to $27,888,765 for the nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000. Although the Company attempts to be competitive on price, it believes that maintaining adequate rates on the insurance policies it sells is a better business strategy than increasing total written premium by selling more policies at inadequate rates. The Company believes that the growth in written premium in the current quarter and year to date periods is the result of a continued subsidence in the intensity of price-based competition in the property casualty insurance market. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

The increase in written premium in California accounted for $925,011 (97%) of the total increase in the three months and $2,333,197 (81%) of the total increase in the nine months ended September 30, 2001. Crusader's written premium by state is as follows:


                                Three Months Ended September 30                      Nine Months Ended September 30
                                -------------------------------                      ------------------------------
                                                           Increase                                             Increase
                              2001             2000       (Decrease)             2001             2000         (Decrease)
                              ----             ----        --------              ----             ----          --------

 California                $8,300,859      $7,375,848      $925,011          $23,834,087      $21,500,890      $2,333,197
 Ohio                         268,826         205,523        63,303              965,172          510,860         454,312
 Arizona                      198,166         253,954       (55,788)             831,948          935,004        (103,056)
 Pennsylvania                 122,986         116,978         6,008              522,992          464,455          58,537
 Washington                   169,494         215,380       (45,886)             464,572          608,195        (143,623)
 Montana                      125,112         116,421         8,691              433,704          373,088          60,616
 Oregon                        77,325         105,254       (27,929)             319,773          383,677         (63,904)
 Texas                         64,623          19,503        45,120              297,638          128,651         168,987
 Nevada                        48,722           7,801        40,921              176,525           47,925         128,600
 Kentucky                      16,902          16,503           399               21,746           24,682          (2,936)
 Idaho                          4,901          13,365        (8,464)              20,608           17,767           2,841
                            ---------       ---------       -------           ----------       ----------       ---------
      Total                $9,397,916      $8,446,530      $951,386          $27,888,765      $24,995,194      $2,893,571
                            =========       =========       =======           ==========       ==========       =========

PREMIUM EARNED before reinsurance increased $788,198 (10%) to $9,014,402 for the three months and increased $1,567,366 (6%) to $26,004,015 for the nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

PREMIUM CEDED decreased $613,230 (29%) to $1,523,605 for the three months and $796,853 (16%) to $4,294,094 for the nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. The decrease in ceded premium is primarily the result of the decrease in premium ceded by the Company under its provisionally rated reinsurance contract. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded between the quarter and year-to-date periods is as follows:

                                           Three Months           Nine Months
                                               Ended                Ended
                                         September 30,2001    September 30, 2001
                                         -----------------    ------------------

Increase in ceded premium (excluding
  provisionally rated premium ceded)          $ 82,355            $ 167,826
(Decrease) in provisionally rated
  premium ceded                               (695,585)            (964,679)
                                               -------              -------
    Net (decrease) in ceded premium          $(613,230)           $(796,853)
                                               =======              =======

NET INVESTMENT INCOME, excluding realized investment gains, decreased $104,471 (7%) to $1,425,943 for the three months and $244,386 (5%) to $4,324,742 for the nine months ended September 30, 2001, compared to investment income of $1,530,414 for the three months and $4,569,128 for the nine months ended September 30, 2000. The decrease in investment income is primarily due to a decrease in invested assets due to the cost of the repurchase of the Company's common stock and a general lowering of yields on new and reinvested assets. The Company has funded the common stock repurchase from cash on hand, the maturities of short-term investments and the proceeds of the sale of US treasury bonds.

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the quarter ended March 31, 2001, the Company realized a loss of $23,520 on one equity security where a decline in market value was considered other than temporary. There was no realized loss recognized in the quarter ended September 30, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

GROSS COMMISSION AND FEE INCOME decreased $7,395 (1%) to $1,375,654 for the three months and decreased $142,656 (3%) to $4,124,453 for the nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000. The decrease for the three and nine months consisted of the following:

                                          Three Months           Nine Months
                                             Ended                  Ended
                                       September 30, 2001     September 30, 2001
                                       ------------------     ------------------

Service fee income                         $ 29,725               $ 45,528
Other commission and fee income                 832                 16,058
Workers' compensation program                 3,952                (21,984)
Health and life insurance program           (16,072)               (37,701)
Daily automobile rental insurance program:
  Excluding contingent commission           (25,832)               (84,723)
  Contingent commission                           -                (59,834)
                                             ------                 ------
     Net (decrease) in commission
       and fee income                       $(7,395)             $(142,656)
                                              =====                =======

Due to intense price competition, written premium in the daily automobile rental insurance program has decreased approximately 14% for the three months and approximately 15% for the nine months ended September 30, 2001. This decrease in written premium has resulted in a decrease in commission and fee income (excluding contingent commission) of $25,832 for the three months and $84,723 for the nine months ended September 30, 2001. To avoid underwriting losses for the non-affiliated insurance company it represents, the Company continues to produce business only at rates that it believes to be adequate. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 155% of net premium earned for the three months and 117% of net premium earned for the nine months ended September 30, 2001, compared to 83% of net premium earned for the three months and 76% of net earned premium for the nine months ended September 30, 2000. This increase was primarily due to an increase in incurred losses of prior years of approximately $6,222,000 (adverse development) in the three months and $10,099,000 (adverse development) in the nine months ended September 30, 2001, compared to an increase in incurred losses of prior years of approximately $1,096,000 (adverse development) in the three months and an increase in incurred losses for prior years of approximately $2,170,000 (adverse development) in the nine months ended September 30, 2000.

The Company's incurred losses and loss adjustment expenses for the quarter ended September 30, 2001, continued to be negatively impacted by higher than anticipated claim cost from business outside of California (primarily from liquor liability claims occurring in 1999), and from continued losses due to the impact of changes in California case law that expanded coverage and increased loss exposure (primarily on construction defect claims for losses occurring in or prior to the Company's revision of its policy forms in 1995). Liquor liability claims arise from the liability of tavern owners related to the sale of alcoholic beverages. The Company was also negatively impacted in the quarter ended September 30, 2001, by claim settlements on its apartment house program in excess of the amounts previously estimated.

In the quarter ended September 30, 2001, the Company increased its estimate of ultimate losses for both reported and unreported claims primarily occurring from 1998 through 2000 and from 1993 through 1995 (the years most impacted by construction defect claims). The Company believes that this action appropriately addresses the adverse loss development trend discussed above. The Company has also taken various underwriting and pricing actions that it believes addresses the underlying causes of the adverse development on the non-California liquor liability and apartment house programs. The foregoing statements are forward looking statements and involve risks and uncertainties which could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include actual versus estimated claim experience, underwriting actions not being effective, rate increases for coverage not being sufficient, and changes in the law.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

These costs were 30% of net premium earned for the three months and 29% of net earned premium for the nine months ended September 30, 2001, compared to 34% of net premium earned for the three months and 32% of net premium earned for the nine months ended September 30, 2000.

SALARIES AND EMPLOYEE BENEFITS decreased $14,809 (1%) to $1,052,922 for the three months and increased $35,618 (1%) to $3,283,212 for the nine months ended September 30, 2001, compared to salary and employee benefits of $1,067,731 for the three months and $3,247,594 for the nine months ended September 30, 2000.

COMMISSIONS TO AGENTS/BROKERS decreased $26,214 (8%) to $304,355 for the three months and decreased $43,192 (4%) to $944,172 for the nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000.

OTHER OPERATING EXPENSES increased $30,469 (5%) for the three months and $13,643 (1%) for the nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000. The increase in the three months was primarily due an increase in legal fees of $19,353 related to general corporate matters.

INCOME TAX PROVISION provided a benefit of $1,801,252 (34% of income before taxes) for the three months and a benefit of $2,503,882 (35% of income before taxes) for the nine months ended September 30, 2001, compared to income tax benefit of $29,325 (23% of income before taxes) in the three months and income tax expense of $360,379 (20% of income before taxes) in the nine months ended September 30, 2000. This change was primarily due to a pre-tax loss of $5,309,802 (including tax exempt investment income of $145,319) in the three months and a pre-tax loss of $7,057,053 (including tax exempt investment income of $531,413) in the nine months ended September 30, 2001, compared to pre-tax income of $126,105 (including tax exempt investment income of $246,147) in the three months and pre-tax income of $1,762,890 (including tax exempt investment income of $790,726) in the nine months ended September 30, 2000.

The effect of inflation on net income of the Company during the three and nine months ended September 30, 2001, and the three and nine months ended September 30, 2000, was not significant.


Forward Looking Statements
--------------------------
Certain statements contained herein, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of
Operations," that are not historical facts are forward looking. These statements, which may be identified by forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include underwriting actions not being effective, rate increases for coverages not being sufficient, premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, the Company's ability to introduce new profitable products, and the Company's ability to expand geographically.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                                               September 30        December 31          Increase
                                                                   2001               2000             (Decrease)
                                                                   ----               ----              --------
Fixed maturity bonds (at amortized value)                      $91,795,438         $94,398,077        $(2,602,639)
Short-term cash investments (at cost)                            2,987,946           3,355,354           (367,408)
Equity securities (at cost)                                          2,400              25,920            (23,520)
Certificates of deposit (over 1 year, at cost)                     400,000             400,000                   -
                                                                ----------          ----------          ---------
     Total invested assets                                     $95,185,784         $98,179,351        $(2,993,567)
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


                                             UNICO AMERICAN CORPORATION



Date: November 12, 2001   By:   /s/ Erwin Cheldin
                                -----------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date: November 12, 2001   By:   /s/ Lester A. Aaron
                                -------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)