Form 10-K
period 2001-12-31
UNICO AMERICAN CORP
filed 2002-04-01
CIK 100716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the year ended December 31, 2001        Commission File No. 0-3978


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of Registrant's voting stock held by non-affiliates as of March 22, 2002, was $16,100,496 (based on the closing sales price on such date, as reported by the Wall Street Journal).

                                    5,484,533
        Number of shares of common stock outstanding as of March 22, 2002


Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2001, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120 day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

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

Descriptions of the Company's operations in the following paragraphs are categorized between the Company's major segment, its insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company ("Crusader"), Unico's property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2001, and December 31, 2000, are as follows:



                                                                                  Year ended December 31
                                                                                  ----------------------
                                                                          2001                              2000
                                                                 ------------------------          ------------------------
                                                                                 Percent                        Percent of
                                                                                 of Total                          Total
                                                                    Total        Company             Total        Company
                                                                   Revenues      Revenues           Revenues     Revenues
                                                                   --------      --------           --------     --------
Insurance Company Revenues                                        $35,563,628        84.4%         $31,572,070      82.3%

Other Revenues from Insurance Operations
Health and life insurance program commission                        2,582,290         6.1%           2,625,193       6.9%
   Income
Service fee income                                                  1,726,811         4.1%           1,654,735       4.3%
Daily automobile rental insurance program
  commission and claim administration fees                            667,418         1.6%             811,641       2.1%
Association operations membership and fee income                      398,677         1.0%             397,157       1.0%
Other commission and fee income                                       114,029         0.3%              71,949       0.2%
Workers' compensation program commission income                        19,730           -               44,818       0.1%
                                                                    ---------        ----            ---------      ----
      Total gross commission and fee income                         5,508,955        13.1%           5,605,493      14.6%
Insurance premium financing operation finance
   charges and late fees                                              868,496         2.1%             837,902       2.2%
Non-insurance company investment income                               159,600         0.4%             338,492       0.9%
Other income                                                           16,227           -               13,992
                                                                    ---------        ----            ---------      ----
      Total Other Revenues from Insurance Operations                6,553,278        15.5%           6,795,879      17.7%
                                                                    ---------        ----            ---------      ----

         Total Revenues                                           $42,116,906       100.0%         $38,367,949     100.0%
                                                                   ==========       =====           ==========     =====

                           INSURANCE COMPANY OPERATION
                           ---------------------------
General
-------
The insurance company operation is conducted through Crusader, which as of December 31, 2001, was licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon and Washington. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. During the year ended December 31, 2001, 96% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Crusader's business is produced by Unifax Insurance Systems, Inc., ("Unifax") its sister corporation. Unifax has substantial experience with these classes of business. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in the previous table. Crusader is licensed in all property and casualty and disability lines by the California Department of Insurance.

Reinsurance
-----------
A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer that assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. Since 2000, Crusader has had its primary reinsurance agreements with Partners Reinsurance Company of the U.S., a California admitted reinsurer rated A+ by the A.M. Best Company. In 1999, Crusader had its primary reinsurance agreements with General Reinsurance Corporation, a California admitted reinsurer rated A++ by the A.M. Best Company. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 90% of the premium is ceded to participating catastrophe reinsurers that are admitted in California. The Company has no reinsurance recoverable balances in dispute.

The aggregate amount of earned premium ceded to the reinsurers was $5,515,330 for the fiscal year ended December 31, 2001, and $6,843,931 for the fiscal year ended December 31, 2000.

On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk. Concurrently, Crusader maintained catastrophe and clash covers (subject to a maximum occurrence and annual aggregate) to help protect the Company from one loss occurrence affecting multiple policies. Beginning January 1, 1998, an annual aggregate deductible of $750,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. Beginning January 1, 2000, the annual aggregate deductible decreased to $500,000, but will increase back to $750,000 commencing January 1, 2002. Prior to January 1, 1998, National Reinsurance Corporation (acquired by General Reinsurance Corporation in
1996) charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisional rated treaty was cancelled on a runoff basis and replaced by a flat rated treaty on January 1, 1998.

On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader that includes a reimbursement of the cost of acquiring the portion of the premium that is ceded. Crusader does not currently assume any reinsurance. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

Unpaid Losses and Loss Adjustment Expenses
------------------------------------------
Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Historical data includes the 17 years that Crusader has been in operation and the data from its general agent developed with other insurance companies prior to 1985. The ultimate liability of Crusader may be greater or less than estimated reserves. Reserves are monitored and adjusted when appropriate and reflected in the statement of operation in the period of adjustment. Reserves for losses and loss adjustment expenses are estimated to cover the future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

The process of establishing loss reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1992 through 2001. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date, including the estimated losses that had been incurred but not reported to the Company. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

The table reflects redundancies and deficiencies in Crusader's net loss and loss adjustment expense reserves. At December 31, 1999, only fiscal years ended March 31, 1994 and 1995 reflected a cumulative deficiency. At December 31, 2001, all periods reflected in the table except the fiscal year ended March 31, 1992, reflected a cumulative deficiency. The change from redundancy to deficiency since December 31, 1999, was primarily the result of an increase in the Company's estimate of ultimate reported and unreported claims for construction defects, non-California liquor liability, and apartment house habitability claims during the years ended December 31, 2001 and 2000. See discussion of losses and loss adjustment expenses in Item 7- Management Discussion and Analysis - Result of Operations - Insurance Company Operations.

Crusader is a relatively small insurance company with 17 years of its own statistical experience. Crusader is constantly changing its product mix and exposures, including the types of businesses insured within its business package program as well as its lines of business. In addition, it is regularly expanding its territories both inside and outside of California. Considering the uncertainties from this changing environment as well as its limited internal data and history, the Company recognizes the difficulties in developing its own unique reserving statistics; therefore, it incorporates industry standards and averages into its estimates. The Company believes that its loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company acts accordingly.

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

                                                      CRUSADER INSURANCE COMPANY
                                         ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                    Fiscal Year Ended March 31                       Fiscal Year Ended December 31
                           ---------------------------------------------------------------------     ------------------------------
                              1992            1993           1994          1995           1996           1996           1997
                              ----            ----           ----          ----           ----           ----           ----
                                                                                                     (Nine Months)
Reserve for Unpaid
Losses and Loss
Adjustment Expenses        $21,249,902    $20,824,039    $21,499,778    $27,633,304    $32,682,153    $37,111,846    $40,591,248

Paid Cumulative as of
---------------------
1 Year Later                 6,368,554      8,904,427      7,687,180      8,814,611      7,019,175     10,996,896     12,677,646
2 Years Later                9,583,885     10,824,024     13,453,833     13,502,224     15,292,415     19,488,853     23,740,181
3 Years Later               11,814,445     13,178,262     16,597,366     18,911,104     20,898,580     25,552,756     30,217,031
4 Years Later               12,667,989     14,462,911     19,073,442     22,631,450     24,932,922     29,730,976     35,620,705
5 Years Later               13,093,970     15,821,444     21,452,429     25,509,618     27,726,438     33,893,473
6 Years Later               13,385,215     16,936,140     23,900,335     27,844,199     31,701,748
7 Years Later               14,067,010     17,729,857     25,687,342     31,445,057
8 Years Later               14,479,299     18,628,698     28,197,077
9 Years Later               14,959,539     19,643,508
10 Years Later              15,562,774

Reserves Reestimated as of
--------------------------
1 Year Later                18,562,116     19,599,695     20,912,743     25,666,251     31,232,388     32,838,369     35,730,603
2 Years Later               15,021,149     15,742,478     20,289,699     24,984,032     28,636,286     31,086,210     36,032,215
3 Years Later               13,802,009     15,463,566     21,217,766     24,575,023     28,074,691     32,347,788     38,844,953
4 Years Later               13,620,235     16,174,111     21,843,632     26,146,874     29,774,762     35,513,862     45,907,785
5 Years Later               13,790,786     16,888,885     23,767,472     28,687,265     32,382,991     43,335,778
6 Years Later               13,878,797     17,762,615     26,193,900     31,416,091     40,773,954
7 Years Later               14,374,473     18,692,720     28,528,744     40,165,717
8 Years Later               15,132,286     19,849,364     35,793,968
9 Years Later               15,387,869     22,962,939
10 Years Later              16,797,804

Cumulative
Redundancy
(Deficiency)                $4,452,098    $(2,138,900)  $(14,294,190)  $(12,532,413)   $(8,091,801)   $(6,223,932)   $(5,316,537)
                             =========      =========     ==========     ==========      =========      =========      =========
Gross Liability for Unpaid
Losses and Loss Adjustment Expenses       $23,011,868    $26,294,199    $32,370,752    $37,006,458    $39,740,865    $42,004,851

Ceded Liability for Unpaid
Losses and Loss Adjustment Expenses        (2,187,829)    (4,794,421)    (4,737,448)    (4,324,305)    (2,629,019)    (1,413,603)
                                            ---------      ---------      ---------      ---------      ---------      ---------
Net Liability for Unpaid
Losses and Loss Adjustment Expenses       $20,824,039    $21,499,778    $27,633,304    $32,682,153    $37,111,846    $40,591,248
                                           ==========     ==========     ==========     ==========     ==========     ==========

Gross Liability Reestimated               $32,852,034    $48,873,132    $56,625,261    $59,195,935    $65,085,837    $61,536,027
Ceded Liability Reestimated                (9,889,095)   (13,079,164)   (16,459,544)   (18,421,981)   (21,750,059)   (15,628,242)
                                           ----------     ----------     ----------     ----------    ----------
Net Liability Reestimated                 $22,962,939    $35,793,968    $40,165,717    $40,773,954    $43,335,778    $45,907,785
                                           ==========     ==========     ==========     ==========     ==========     ==========
Gross Reserve Redundancy (Deficiency)     $(9,840,166)  $(22,578,933)  $(24,254,509)  $(22,189,477)  $(25,344,972)  $(19,531,176
                                            =========     ==========     ==========     ==========     ==========     ==========


                                                      CRUSADER INSURANCE COMPANY
                                         ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                      Fiscal Year Ended December 31
                                        ---------------------------------------------------------
                                             1998           1999           2000           2001
                                             ----           ----           ----           ----

Reserve for Unpaid
Losses and Loss
Adjustment Expenses                       $40,374,232    $37,628,165    $34,546,026    $49,786,215

Paid Cumulative as of
---------------------
1 Year Later                               15,393,167     18,745,224     20,841,417
2 Years Later                              28,570,117     34,905,359
3 Years Later                              38,923,545
4 Years Later
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Reserves Reestimated as of
--------------------------
1 Year Later                               39,132,945     41,898,796     53,872,376
2 Years Later                              43,164,627     56,423,375
3 Years Later                              52,349,735
4 Years Later
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Cumulative
Redundancy
(Deficiency)                             $(11,975,503)  $(18,795,210)  $(19,326,350)
                                           ==========     ==========     ==========

Gross Liability for Unpaid
Losses and Loss Adjustment Expenses       $41,513,945    $41,592,489    $45,217,369    $60,534,295

Ceded Liability for Unpaid
Losses and Loss Adjustment Expenses        (1,139,713)    (3,964,324)   (10,671,343)   (10,748,080)
                                            ---------      ---------      ---------      ---------
Net Liability for Unpaid
Losses and Loss Adjustment Expenses       $40,374,232    $37,628,165    $34,546,026    $49,786,215
                                           ==========     ==========     ==========     ==========

Gross Liability Reestimated               $70,427,031    $75,138,900    $72,001,181
Ceded Liability Reestimated               (18,077,296)   (18,715,525)   (18,128,805)
                                           ----------     ----------     ----------
Net Liability Reestimated                 $52,349,735    $56,423,375    $53,872,376
                                                          ==========     ==========
Gross Reserve Redundancy (Deficiency)    $(28,913,086)  $(33,546,411)  $(26,783,812)
                                           ==========     ==========     ==========


The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:


                                                                                        Year ended December 31
                                                                                        ----------------------
                                                                                 2001              2000              1999
                                                                                 ----              ----              ----
Reserve for unpaid losses and loss adjustment expenses
   at beginning of year - net of reinsurance                                 $34,546,026        $37,628,165       $40,374,232
                                                                              ----------         ----------        ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                               22,350,667         17,406,284        18,268,710
   Increase (decrease) in provision for events of prior years (*)             19,326,349          4,270,631        (1,241,520)
                                                                              ----------        -----------        ----------
     Total losses and loss adjustment expenses                                41,677,016         21,676,915        17,027,190
                                                                              ----------         ----------        ----------

Payments
Losses and loss adjustment expenses attributable to
  insured events of the current year                                           5,595,410          6,013,830         4,380,090
Losses and loss adjustment expenses attributable to
  insured events of prior years                                               20,841,417         18,745,224        15,393,167
                                                                              ----------         ----------        ----------
     Total payments                                                           26,436,827         24,759,054        19,773,257
                                                                              ----------         ----------        ----------

Reserve for unpaid losses and loss adjustment expenses
   at end of year - net of reinsurance                                       $49,786,215        $34,546,026       $37,628,165
Reinsurance recoverable on unpaid losses and loss
   adjustment expenses at end of year                                         10,748,080         10,671,343         3,964,324
                                                                              ----------         ----------       -----------
Reserve for unpaid losses and loss adjustment expenses at
   end of year per balance sheet, gross of reinsurance (**)                  $60,534,295        $45,217,369       $41,592,489
                                                                              ==========         ==========        ==========


(*) See discussion of losses and loss adjustment expenses in Item 7 - Management Discussion and Analysis - Result of Operations - Insurance Company Operations.

(**) In accordance with Financial Accounting Standards Board Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for generally accepted accounting principles (GAAP) as assets rather than netted against the corresponding liability for such items on the balance sheet.

Net Premium Written to Policyholders' Surplus Ratio
---------------------------------------------------
The following table shows, for the periods indicated, Crusader's statutory ratios of net premiums written to statutory policyholders' surplus. Due to certain GAAP adjustments for written premium on policies that do not become effective in the year written, statutory net premiums written differ slightly from those reported on the Company's financial statements. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that such ratio should generally be no greater than 3 to 1.

                                                                   Twelve months ended December 31
                                         -----------------------------------------------------------------------------------
Statutory:                                  2001              2000             1999              1998             1997
----------                                  ----              ----             ----              ----             ----
Net Premiums Written                      $32,106,175       $26,406,565      $26,209,180       $34,203,908      $36,059,086
Policyholders' Surplus                    $27,519,538       $39,626,269      $40,952,456       $37,611,089      $30,899,761
Ratio                                       1.2 to 1          .7 to 1          .6 to 1           .9 to 1           1.2 to 1


Regulation
----------
The insurance company operation is subject to regulation by the California Department of Insurance ("the insurance department") and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The last examination of Crusader by the insurance department covered the three years ended December 31, 1997. The report of examination that was filed with the insurance department on December 23, 1998, reported no adjustments to Crusader's statutory financial statements. The Company has been notified by the California Department of Insurance that it is scheduled for a financial examination in 2002.

In December 1993, the National Association of Insurance Commissioners ("NAIC") adopted a Risk-Based Capital ("RBC") Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Taking into consideration the Job Creation and Workers Assistance Act of 2002 discussed below, Crusader adjusted capital at December 31, 2001 was 458% of authorized control level risk-based capital.

The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.


--------------------------    -----------------------------------      --------------------------------------------------------
           LEVEL                           TRIGGER                                      CORRECTIVE ACTION
--------------------------    -----------------------------------      --------------------------------------------------------
Company Action Level          Adjusted  Capital  less  that 200%       The insurer must submit a comprehensive plan to
                              of Authorized Control Level              insurance commissioner
--------------------------    -----------------------------------      --------------------------------------------------------
Regulatory Action Level       Adjusted Capital less that 150%          In addition to above, insurer is subject to examination,
                              of Authorized Control Level              analysis and specific corrective action
--------------------------    -----------------------------------      --------------------------------------------------------
Authorized Control Level      Adjusted Capital less that 100%          In addition to both of the above, insurance commissioner
                              of Authorized Control Level              may place insurer under regulatory control
--------------------------    -----------------------------------      --------------------------------------------------------
Mandatory Control Level       Adjusted Capital less that 70% of        Insurer must be placed under regulatory control
                              Authorized Control Level
--------------------------    -----------------------------------      --------------------------------------------------------


Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. IRIS helps those companies that merit highest priority in the allocation of the regulators' resources on the basis of 12 financial ratios that are calculated annually. The analytical phase is a review of annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties, but are not themselves indicative of adverse financial condition. The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance departments' own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, all companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement is performed to confirm that an insurer's situation calls for increased or close regulatory attention.

In 2001, the Company was outside the usual values of 5 of the 12 IRIS ratio tests, primarily as a result of adverse loss and loss adjustment expense development. The IRIS ratio test outside the usual values were the Two Year Overall Operating Ratio, Change in Surplus, One Year Reserve Development to Surplus, Two Year Reserve Development to Surplus, and Estimated Current Reserve Deficiency to Surplus.

NAIC's Statutory Accounting Initiative
--------------------------------------
The NAIC's project to codify accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioners' discretion in determining appropriate statutory accounting for insurers in their states. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. Codification became effective on January 1, 2001. The primary effect of Codification on Crusader was the recognition, subject to limitations, of deferred tax assets previously not allowed. As of December 31, 2001, Crusader reported to the California insurance department in its annual statutory filing, total deferred tax assets of $7,243,071 of which $3,962,627 was admitted and included in surplus and $3,280,444 was non-admitted and not included in surplus. The admitted deferred tax assets of $3,962,627 would not have been allowed prior to codification. On March 9, 2002, subsequent to Crusader's statutory filing, the Job Creation and Workers Assistance Act of 2002 was signed into law. This act was effective for tax years ending in 2001 and provided that a net operating loss for tax years ending in 2001 or 2002 is carried back five years, rather than the previously allowed two years. The income tax credit resulting from net operating loss carrybacks are treated as current receivables while income tax credit resulting from net operating loss carryforwards, subject to limitations, are treated as deferred tax assets and are limited to an aggregate amount no greater than 10% of beginning surplus. This act allowed Crusader to carryback its entire net operating loss and thus converted its net operating loss carryforward of $3,934,772 to a current receivable. Taking into consideration the Job Creation and Workers Assistance Act of 2002, Crusader's admitted deferred tax assets were $2,087,678 and its non-admitted deferred tax assets were $1,220,621. Taking into consideration the Job Creation and Workers Assistance Act of 2002, the primary effect of codification on Crusader was to increase its surplus by recognizing admitted deferred tax assets of $2,087,678.

The Company is unable to predict how insurance rating agencies will interpret or react to any such changes. No assurance can be given that future legislative or regulatory changes resulting from such activities will not adversely affect the Company and its subsidiaries.

California Insurance Guarantee Association
------------------------------------------
In 1969, the California Insurance Guarantee Association ("CIGA") was created pursuant to California law to provide for payment of claims for which insolvent insurers are liable but which cannot be paid out of such insurers' assets. Crusader is subject to assessment by CIGA for its pro-rata share of such claims, based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses incurred in liquidating an insolvent insurer. In any particular year, Crusader cannot be assessed an amount greater than 1% of its premiums written in the preceding year. California Insurance Code Sections 1063.5 and 1063.14 allow Crusader to recoup assessments by surcharging policyholders. No assessment was made by CIGA for the 2001 or 2000 calendar years.

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

The claims-paying abilities of insurers are rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Claims-paying ratings are important for the marketing of certain insurance products. A higher rating generally indicate greater financial strength and a stronger ability to pay claims.

Primarily as a result of the underwriting losses in 2001 and 2000, the A.M. Best Company recently lowered Crusader's rating from A (Excellent) to A- (Excellent). A.M. Best remains concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization. As a result, A.M. Best views the rating outlook as negative. The Company does not believe that the lowering of Crusader's rating from A to A- will have a material adverse effect on the Company.

                           OTHER INSURANCE OPERATIONS
                           --------------------------

General Agency Operations
-------------------------
Unifax primarily sells and services commercial multiple peril business insurance policies. In addition, it sells and services commercial liability, commercial property, workers' compensation, and commercial earthquake insurance policies. Unifax's workers' compensation, commercial earthquake, and some of the commercial liability insurance policies are sold primarily in California for non-affiliated insurers. All other policies are sold and serviced for Crusader by Unifax in Arizona, California, Idaho, Kentucky, Montana, Nevada, Ohio, Oregon, Pennsylvania, Texas, and Washington. Unifax intends to discontinue its sales of workers' compensation insurance policies in 2002.

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

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                           (Amounts in Thousands)
                                                                             As of December 31
                                               -------------------------------------------------------------------------------
                                                          2001                      2000                       1999
                                                          ----                      ----                       ----
                                                  Amortized    Market        Amortized   Market        Amortized     Market
Type of Security                                     Cost      Value           Cost      Value           Cost        Value
----------------                                     ----      -----           ----      -----           ----        -----
Certificates of deposit                            $   400    $   400        $   400    $   400        $    200    $    200
U.S. treasury securities                             5,459      5,802          7,995      8,192          10,056      10,076
Industrial and miscellaneous taxable bonds          77,740     79,990         66,613     66,356          60,807      58,974
State and municipal tax-exempt bonds                 8,213      8,436         19,790     20,035          28,079      28,344
                                                    ------    -------         ------     ------          ------      ------
     Total fixed maturity investments               91,812     94,628         94,798     94,983          99,142      97,594
Short-term cash investments                          2,864      2,864          3,355      3,355           5,968       5,968
Equity investments                                       -         -              26         26             164          66
                                                    ------     ------         ------     ------         -------     -------
     Total investments                             $94,676    $97,492        $98,179    $98,364        $105,274    $103,628
                                                    ======     ======         ======     ======         =======     =======

At December 31, 2001, the Company had net unrealized gains on all investments of $2,816,423 before income taxes. The amortized cost and estimated market value of fixed maturity investments at December 31, 2001, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                    (Amounts in Thousands)
                                                    As of December 31, 2001
                                                    -----------------------
                                                    Amortized         Market
      Fixed maturities due                            Cost            Value
      --------------------                            ----            -----
      Within 1 year                                 $12,218          $12,414
      Beyond 1 year but within 5 years               70,174           72,695
      Beyond 5 years but within 10 years              9,420            9,519
                                                      -----           ------
           Total                                    $91,812          $94,628
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

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is also intense. Approximately 94% of the Company's present health and life insurance business is from the CIGNA HealthCare medical and dental plan programs. This percentage is higher than the 93% in the prior year. The Company is continuing its efforts to diversify and offer a wider variety of products to its customers.

                                    EMPLOYEES
                                    ---------
On March 15, 2002, the Company employed 139 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.



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



Item 3.  Legal Proceedings
--------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. Incidental actions are sometimes brought by customers or others that relate to disputes concerning the issuance or non-issuance of individual insurance policies or other matters. In addition, the Company resorts to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis through its counsel, and they do not materially affect the operations of the Company.


City of Los Angeles Business License
------------------------------------
On September 13, 2000, the City of Los Angeles audited Unico (parent company only) for the years 1997, 1998 and 1999 with respect to its Los Angeles business license gross receipts tax. The audit resulted in an assessment of $97,681 in gross receipts tax, interest of $24,196, and penalties of $39,072, resulting in a total due of $160,949. The assessment was based on the city's position that expenses of Unico's subsidiaries that are paid by Unico (parent company) are subject to the gross receipts business tax when those expenses are reimbursed by the subsidiaries to Unico. The Company disagreed with the audit findings and has appealed the matter. A formal hearing was held on January 3, 2001. The Company received the decision of the board of review that resulted in a revised gross receipts tax of $46,589 and a reduction in the interest assessment of $13,500. The Company is awaiting its request that all penalties be waived. As of December 31, 2001, the Company has expensed the revised tax due and recorded the interest expense adjustment.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.



                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) and dividends declared during the last two comparable twelve-month periods are as follows:

                                    High          Low         Dividend
      Quarter Ended                Price          Price       Declared
      -------------                -----          -----       --------
      March 31, 2000               7.875          4.625        $0.15
      June 30, 2000                6.750          4.500
      September 30, 2000           7.250          5.875
      December 31, 2000            7.750          5.375

      March 31, 2001               6.625          5.375        $0.05
      June 30, 2001                6.400          5.300
      September 30, 2001           6.630          4.050
      December 31, 2001            6.750          4.900


As of December 31, 2001, the approximate number of shareholders of record of the Company's common stock was 500. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 1,000.

The Company has declared a cash dividend on its common stock annually since June 24, 1991. The Company's intention is to declare annual cash dividends subject to continued profitability and cash requirements. On March 1, 2001, the Company declared an annual cash dividend of $0.05 per common share payable on May 18, 2001, to shareholders of record on April 27, 2001. On March 4, 2002, the Company declared an annual cash dividend of $0.05 per common share payable on May 17, 2002, to shareholders of record on April 26, 2002. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (See Item 1 - Business - Insurance Company Operation - Holding Company Act). As of December 31, 2001, the maximum additional dividend that could have been made by Crusader to Unico without prior approval was $2,751,954.

In the year 2001, the Company issued an aggregate of 59,860 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive stock Option Plan. These shares were issued to an aggregate of two employees of the Company. These shares were issued for an aggregate of 31,033 shares of the Company's common stock and an aggregate of $37.25 in cash. These shares were acquired for investment and without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under Section 4(2) thereof as transactions not involving a public offering.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 17). During the year ended December 31, 2001, the Company retired an aggregate of 240,358 shares of its common stock at a cost of $1,387,397. Of this amount, $432,046 came from cash on hand and the proceeds from the maturities of short-term investments, and $955,351 from the proceeds of the sale of U.S. treasury notes. As of December 31, 2001, the Company has purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.



Item 6.  Selected Financial Data
--------------------------------

                                                                      Fiscal year ended December 31
                                            -------------------------------------------------------------------------------
                                                 2001              2000           1999             1998            1997
                                                 ----              ----           ----             ----            ----
 Total revenues                              $42,116,906       $38,367,949      $40,734,257      $47,544,270     $48,290,721
 Total costs and expenses                     58,840,015        38,174,336       33,609,368       34,789,372      37,301,688
                                              ----------        ----------       ----------       ----------      ----------
 Income (loss) before taxes                 $(16,723,109)         $193,613       $7,124,889      $12,754,898     $10,989,033
 Net income (loss)                          $(10,870,018)         $439,797       $5,131,366       $8,708,669      $7,654,362
 Basic earnings (loss) per share                  $(1.97)            $0.07            $0.82            $1.41           $1.25
 Diluted earnings (loss) per share                $(1.97)            $0.07            $0.81            $1.36           $1.20
 Cash dividends per share                          $0.05             $0.15            $0.25            $0.07           $0.07
 Total assets                               $128,823,273      $123,945,820     $121,978,756     $121,717,643    $112,942,384
 Stockholders' equity                        $40,620,376       $51,413,329      $54,840,797      $54,168,082     $45,060,784



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

The most significant liquidity risk faced by the Company would be continued adverse development of the insurance company claims, both reported and unreported. The Company has taken measures to address the underlying causes of the adverse development; however, no assurance can be given that the measures taken will be successful or that the Company's estimate of ultimate losses and loss adjustment expenses will be sufficient. Based on the Company's current loss and loss expense reserves and expected current and future payments, the Company believes that there are no current liquidity issues.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding net unrealized gains or losses) at December 31, 2001, were $94,720,698 compared to $98,234,187 at December 31, 2000, a 4% decrease. Crusader's cash and investments at December 31, 2001, was $92,790,350 or 98% of the total held by the Company, compared to $93,578,918 or 95% of the total held by the Company at December 31, 2000.

The Company's investments are as follows:

                                                        December 31, 2001        December 31, 2000          December 31, 1999
                                                        -----------------        -----------------          -----------------
                                                          Amount      %            Amount        %          Amount         %
                                                          ------      -            ------        -          ------         -
Fixed maturities (at amortized cost)
   Certificates of deposit                             $   400,000       -      $   400,000        -       $   200,000      -
   U.S. treasury securities                              5,459,019       6        7,995,324        9        10,056,163     10
   Industrial and miscellaneous (taxable)               77,739,699      85       66,613,078       70        60,807,507     62
   State and municipal (tax exempt)                      8,213,141       9       19,789,675       21        28,078,605     28
                                                        ----------     ---       ----------      ---        ----------    ---
        Total fixed maturity investments                91,811,859     100       94,798,077      100        99,142,275    100
                                                        ----------     ===       ----------      ===        ----------    ===

Short-term cash investments (at cost)
   Certificates of deposit                                 225,000       8          225,000        7           425,000      7
   Commercial paper                                              -       -        2,000,000       60         2,675,000     45
   Bank money market accounts                            2,050,006      72          417,280       12         2,055,254     35
   U.S. gov't obligation money market fund                 585,699      20           28,778        1            78,799      1
   Short-term U.S. treasury                                      -       -          681,414       20           731,281     12
   Bank savings accounts                                     2,917       -            2,882        -             2,839      -
                                                         ---------     ---        ---------      ---         ---------    ---
        Total short-term cash investments                2,863,622     100        3,355,354      100         5,968,173    100
                                                         ---------     ===        ---------      ===         ---------    ===

Equity investments (at cost)                                   216                   25,920                    164,170

        Total investments                              $94,675,697               $98,179,351              $105,274,618
                                                        ==========                ==========               ===========


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

The tax-exempt interest income earned (net of bond premium and discount amortization) during the year ended December 31, 2001, was $752,189 compared to $1,191,794 in the year ended December 31, 2000. In the year ended December 31, 1999, tax-exempt interest income earned totaled $1,473,922.

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

Unico has a $2,000,000 line of credit with Union Bank of California. Interest on this line is referenced as Bank's LIBOR rate plus 1.75% per annum and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. As of December 31, 2001, the Company does not meet the covenant requiring a tangible net worth of at least $45,000,000. As of December 31, 2001 and 2000, no amounts were borrowed and the Company does not intend to utilize its credit line during the remainder of its current term. This credit line expires September 3, 2002, at which time it's expected to be renegotiated and renewed.

There were no dividends paid by Crusader to Unico in 2001. Crusader paid dividends of $1,500,000 in 2000 and $2,000,000 in 1999. The dividends paid in 2000 and 1999 were invested in short-term instruments and were ultimately used to help fund the repurchase of shares of the Company's common stock discussed below. As of December 31, 2001, the maximum dividend that could have been made by Crusader to Unico without the prior approval of the California Department of Insurance was $2,751,954.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 17). During the year ended December 31, 2001, the Company retired an aggregate of 240,358 shares of its common stock at a cost of $1,387,397. Of this amount, $432,046 came from cash on hand and the proceeds from the maturities of short-term investments and $955,351 from the proceeds of the sale of U.S. treasury notes. As of

December 31, 2001, the Company has purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

Crusader's statutory capital and surplus as of December 31, 2001, was $27,519,538, a decrease of $12,106,731 (31%) from December 31, 2000. On March 9,
2002, subsequent to Crusader's statutory filing, the Job Creation and Workers Assistance Act of 2002 was signed into law. This act was effective for tax years ending in 2001 and provided that a net operating loss for tax year ending in 2001 or 2002 is carried back five years, rather than the previously allowed two years. The income tax credit resulting from net operating loss carrybacks are treated as current receivables while income tax credit resulting from the net operating loss carryforwards, subject to limitations, are treated as deferred tax assets and are limited to an aggregate amount no greater than 10% of beginning surplus. As of December 31, 2001, Crusader reported to the California Department of Insurance in its annual statutory filing, total deferred tax assets of $7,243,071 of which $3,962,627 was admitted and included in surplus and $3,280,444 was non-admitted and not included in surplus. This act allowed Crusader to carryback its entire net operating loss and thus converted its net operating loss carryforward of $3,934,772 to a current receivable. This reduced the total deferred tax assets to $3,308,299 of which $2,087,678 were admitted and $1,220,621 were non-admitted. Taking into consideration the Job Creation and Workers Assistance Act of 2002, the primary effect of the Act was to increase Crusader's surplus by $2,059,823.

Crusader's statutory capital and surplus as of December 31, 2000, was $39,626,269, a decrease of $1,326,1877 (3%) from December 31, 1999.

Cash flow used by operations for the year ended December 31, 2001, was $1,288,941, a slight decrease of $85,833 in cash used compared to the year ended December 31, 2000. Cash flow used by operations for the year ended December 31, 2000, was $1,374,774, a decrease of $5,074,800 from the $3,700,026 of cash provided by operations in the year ended December 31, 1999. The decline in cash flows from operations in 2000 was primarily due an increase in loss and loss adjustment payments of $4,985,797.

The Company has initiated an upgrade and replacement of its printing and forms generation systems and expects to spend approximately $125,000 in the next twelve months to complete this project. There are no other material commitments for capital expenditures as of the date of this report.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $1,529,996, statutory deposits of $2,725,000, and dividend restriction between Crusader and Unico (See Item 1 - Business - Insurance Company Operation - Holding Company Act) plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.



                             Results of Operations:
                             ---------------------
General
-------
The Company had a net loss of $10,870,018 for the year ended December 31, 2001, compared to net income of $439,797 for the year ended December 31, 2000, and $5,131,366 for the year ended December 31, 1999. Total revenue for the year ended December 31, 2001, was $42,116,906 compared to $38,367,949 for the year ended December 31, 2000, and $40,734,257 for the year ended December 31, 1999.

For the year ended December 31, 2001, the Company had a loss before taxes of $16,723,109 compared to income before taxes of $193,613 in the year ended December 31, 2000, a decrease of $16,916,722. The decrease in pre-tax income was primarily due to a decrease of $16,396,612 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader. The Company had a net loss for the year ended December 31, 2001, of $10,870,018 compared to net income of $439,797 for the year ended December 31, 2000, a decrease in net income of $11,309,815.

For the year ended December 31, 2000, the Company had income before taxes of $193,613 compared to income before taxes of $7,124,889 in the year ended December 31, 1999, a decrease of $6,931,276. The decrease in pre-tax income was primarily due to a decrease of $6,800,955 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader. The Company had net income for the year ended December 31, 2000, of $439,797 compared to net income of $5,131,366 for the year ended December 31, 2000, a decrease in net income of $4,691,569.

The progressive decrease in operating results both from year-to-year and successive quarters during the two years ended December 31, 2001, is primarily attributable to the successive increases to loss and loss adjustments expense reserves related to prior periods, as discussed below under Insurance Company Operation. In addition to increasing its estimates of losses and loss adjustment expenses, the Company has taken various underwriting and pricing actions that it believes addresses the underlying causes of the adverse development discussed below and which has given rise to the successive periods of decline in operating results. No assurance can be given that the actions taken will be successful or that the Company's estimates of ultimate losses and loss adjustment expenses will be sufficient. Changes in such estimates, if any, will be recorded in the period they occur.

The effect of inflation on the net income of the Company during the years ended December 31, 2001 and 2000 was not significant.

The Company derives revenue from various sources as discussed below:


Insurance Company Operation

Premium and loss information of Crusader are as follows:

                                                                                 Year ended December 31
                                                                                 ----------------------
                                                                     2001                 2000                1999
                                                                     ----                 ----                ----
 Gross written premium                                            $37,637,396         $33,259,948          $33,139,361
 Net written premium (net of reinsurance ceded)                   $32,106,175         $26,406,565          $26,543,921
 Earned premium before reinsurance ceded                          $35,409,174         $32,743,165          $34,693,113
 Earned premium (net of reinsurance ceded)                        $29,893,844         $25,899,234          $28,109,361
 Losses and loss adjustment expenses                              $41,677,016         $21,676,915          $17,027,190
 Unpaid losses and loss adjustment expenses                       $60,534,295         $45,217,369          $41,592,489


Crusader's primary line of business is commercial multiple peril business package policies. This line of business represented approximately 96% of Crusader's total written premium for the year ended December 31, 2001, and 97% of Crusaders total premium in the years ended December 31, 2000 and 1999.

The Company's future writings and growth are dependent on market conditions, competition, and the Company's ability to introduce new and profitable products. As of December 31, 2001, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Crusader's gross written premium by state is as follows:

                                                                                 Year ended December 31
                                                                                 ----------------------
                                                                     2001                 2000                 1999
                                                                     ----                 ----                 ----
California                                                        $32,374,357         $28,513,822            $28,636,676
Ohio                                                                1,269,026             753,264                489,266
Arizona                                                             1,001,640           1,178,094                976,872
Washington                                                            721,071             990,725              1,086,815
Pennsylvania                                                          614,317             546,801                565,628
Montana                                                               513,735             482,735                436,390
Oregon                                                                401,960             509,971                697,033
Nevada                                                                380,835              82,963                 34,520
Texas                                                                 303,393             135,968                118,066
Idaho                                                                  32,769              38,037                      -
Kentucky                                                               24,293              27,568                 98,095
                                                                   ----------          ----------             ----------
     Total gross written premium                                  $37,637,396         $33,259,948            $33,139,361
                                                                   ==========          ==========             ==========

For the year ended December 31, 2001, gross written premium increased by $4,377,448 (13%) compared to the year ended December 31, 2000. Approximately 86% of the Company's premium is written in the state of California, which accounted for 88% of the increase in gross written premium. Although the Company increased its rates on its liquor liability coverages outside of California and Nevada in 2001, it was not a material factor in the growth in gross written premium in 2001. The growth in written premium in 2001 was primarily the result of the subsidence in the intensity of price-based competition in the property and casualty insurance market that has resulted in the Company's products becoming more competitive. The Company's policy count has increased approximately 4% while gross written premium has increased 13%.

For the year ended December 31, 2000, gross written premium increased by $120,587 compared to the year ended December 31, 1999. This slight increase was primarily due to the subsidence in the intensity of price-based competition that began in 2000.

Although the Company attempts to be competitive on price, it believes that maintaining adequate rates on the insurance policies it sells is a better business strategy than increasing total written premium by selling more policies at inadequate rates.

Although it appears that the intensity of price-based competition has somewhat subsided, the Company does not believe that it is in a "hard market." While some of its competitors have gone out of business, others have recently raised rates or adopted more restrictive rules. Those changes have not yet been large enough to significantly redirect the flow of new business to the Company. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through its current independent agents and brokers. In pursuing its growth plan, the Company adopted a geographic expansion plan several years ago. In 1992, 100% of the Company's sales were in California. As of December 31, 2000, the Company had established marketing relations and products in ten other states, decreasing the percentage of its California business to 86%. The Company has no short-term plan to expand into additional states, nor to expand its marketing channels. However, the Company does plan to adopt "fine-tuning" changes to its existing rates, rules and forms.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term. Premium earned before reinsurance increased $2,666,009 (8%) in the year ended December 31, 2001, compared to the year ended December 31, 2000, and decreased $1,949,948 (6%) in the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase in earned premium before reinsurance in 2001 was directly related to the increase in written premium in the current year. The decrease in earned premium in the years 2000 and 1999 was directly related to the decrease in written premium in the years 1999 and 1998.

Earned premium ceded decreased $1,328,601 (19%) to $5,515,330 or 16% of earned premium before reinsurance in the year ended December 31, 2001, compared to $6,843,931 or 21% of earned premium before reinsurance for the year ended December 31, 2000. Earned premium ceded increased $260,179 (4%) to $6,843,931 or 21% of earned premium before reinsurance for the year ended December 31, 2000, compared to $6,583,752 or 19% of earned premium before reinsurance for the year ended December 31, 1999. Ceded premiums decreased in the year ended December 31, 2001, primarily as a result of a decrease in ceded premium ceded under the Company's provisionally rated reinsurance contract. Premium ceded under the Company's provisionally rated reinsurance contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustments based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. This decrease in ceded premiums was partially offset by an increase in premium ceded to the Company's primary reinsurance contract as a result of the related increase in earned premiums.

Ceded premiums increased in the year ended December 31, 2000, primarily due to higher than anticipated loss experience on prior accident years that was subject to the Company's provisionally rated reinsurance contract. The decrease in earned ceded premium (excluding provisionally rated ceded premium) in 2000 and 1999 was primarily due to decreased earned premium before reinsurance.

The following table shows the changes in ceded premium:

                                                                         Year ended December 31
                                                                         ----------------------
                                                                   2001             2000           1999
                                                                   ----             ----           ----
Increase (decrease) in earned ceded premium (excluding
  provisionally rated ceded premium)                              $276,761       $(447,593)       $(800,074)
Increase (decrease) in provisionally rated ceded premium        (1,605,362)        707,772        1,683,604
                                                                 ---------         -------        ---------
     Net increase (decrease) in earned ceded premium           $(1,328,601)      $ 260,179        $ 883,530
                                                                 =========         =======          =======

Primarily due to ceded loss experience, Crusader's reinsurance cost is expected to increase in 2002 due to a rate increase of approximately 61% on its excess of loss treaties. In addition, reinsurance costs are expected to increase due to an increase of approximately 11% on its catastrophe treaties. Without taking into account premium growth, this rate increase, net of ceding commission, will cost approximately $1,500,000. In addition, the annual aggregate deductible will increase from $500,000 in 2001 to $750,000 in 2002. In 2002, the Company's reinsurance coverage for terrorism, mold and cyber risk has been significantly reduced. To the extent allowed by regulators, the Company intends to address this change in its reinsurance coverage by modifying the coverage provided to its policyholders.

The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for incurred-but-not-reported losses "IBNR") to net premiums earned ("loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned ("expense ratio"). The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with generally accepted accounting principles. As shown on the table below, the loss ratio increased to 139.4% in 2001 from 83.7% in 2000 and 60.6% in 1999. This increase in the loss ratio was primarily due to an increase in prior years' incurred losses.

Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

                                Year ended December 31
                                ----------------------
                           2001           2000            1999
                           ----           ----            ----

Loss ratio                139.4%           83.7%          60.6%
Expense ratio              29.1%           32.1%          29.8%
                          -----           -----           ----
Combined ratio            168.5%          115.8%          90.4%
                          =====           =====           ====

Reserves for losses and loss adjustment expenses before reinsurance were $60,534,295 at December 31, 2001, compared to $45,217,369 at December 31, 2000, and $41,592,489 at December 31, 1999. The increase in reserves at December 31, 2001 and 2000 reflect both an increase in claim severities and adverse development of prior years in the Company's Commercial Multiple Peril ("CMP") and Other Liability lines of business.

The adverse development of prior years losses was primarily the result of an increase in the Company's estimate of ultimate reported and unreported claims for construction defects, non-California liquor liability and apartment house habitability as described below.


Reserves for losses and loss adjustment expenses before reinsurance are as follows:

                                                             Year ended December 31
                                                             ----------------------
Line of Business                       2001                            2000                        1999
------------------             ---------------------          --------------------         --------------------
  CMP                          $56,215,479     92.9%          $40,830,294    90.3%         $39,039,727    93.9%
  Other Liability               $4,004,449      6.6%           $4,016,673     8.9%          $2,377,509     5.7%
  Other                           $314,367      0.5%             $370,402     0.8%            $175,253     0.4%
                                ----------    -----            ----------   -----           ----------   -----
  Total                        $60,534,295    100.0%          $45,217,369   100.0%         $41,592,489   100.0%
                                ==========    =====            ==========   =====           ==========   =====

In the years ended December 31, 2001 and 2000, the Company increased its estimates of ultimate losses for both reported and unreported claims primarily occurring from 1998 through 2000 and from 1993 through 1995 (the years most impacted by construction defect claims). Adverse development of prior years' losses of $19,326,349 as of December 31, 2001 and $4,270,631 as of December 31, 2000, was primarily the result of an increase in the Company's estimate of ultimate reported and unreported claims for construction defect claims, non-California liquor liability claims and apartment house habitability claims. Construction defect claims arise from the liability of contractors for their defective work in the construction of habitation structures (such as apartments, condominiums and single-family dwellings) or commercial type structures. Liquor liability claims arise from the liability of tavern owners related to the sale of alcoholic beverages. Apartment house habitability claims arise from uninhabitable conditions related to dilapidated structures and insect and vermin infestation.

The increase in incurred losses and loss adjustment expenses recognized in 2001 and 2000 was primarily due to the following:

1  Higher than anticipated claim cost from business outside of California.
2  The effect on settlements of escalating jury awards.
3 The effect on settlements in apartment house habitability claims due to a statute that provide for payment of plaintiff attorney fees without regard to policy limits.
4 Increased development of losses due to the impact of changes in California law that expanded coverage and increased loss exposure primarily on construction defect claims for losses incurred prior to the Company's revision in its policy form in 1995. For example:

     Montrose Chemical Corp. v. Admiral Insurance Co. (1994),
     -----------------------------------------------
     Montrose Chemical Corp. v. Admiral Insurance Co. (1995),
     -----------------------------------------------
     Armstrong World  Industries,  Inc. v. Aetna Gas & Sur. Co. (1996)
     ----------------------------------------------------------
     and James Pepperell,  et al., v. Scottsdale  Insurance Company (1998).
     --------------------------------------------------------------
     These four cases state that all insurance companies with completed operations property damage coverage in force during a period of continuing damage or property deterioration must provide coverage for construction defect losses regardless as to whether or not the damage first manifested during their policy period.

     Pardee Construction Company v. Insurance Company of the West et al., (2000)
     -------------------------------------------------------------------
     This case states that an additional insured endorsement includes completed operations property damage coverage even for projects that were completed before the inception date of the endorsement.

     Centex Golden Construction Co. v. Dale Tile Co. (2000)
     -----------------------------------------------------
     This case states that indemnity agreements in construction contracts requires the subcontractor to defend the general contractor even though the subcontractor's liability has not been established.

In 2000, the provision for incurred losses and loss adjustment expenses for events of prior years turned from favorable to adverse. Estimates for ultimate loss reserves are inherently difficult to determine because they are attempts to quantify future results based on current trends. The effort to predict the Company's ultimate losses and loss adjustment expenses has been made more difficult in 2000 and 2001 because of the following:

1. The Company had written liquor liability outside of California since 1992. The time allowed by statute to report a claim in these states ranges from 2 years to 3 years. Prior to 1998, the frequency and severity of the claims seemed reasonably predictable. Before the statute of limitations expired, claims occurring in 1998 that were reported to the Company in 2000 were significantly higher than anticipated based on the Company's loss experience for all prior years in which these coverages were offered. The Company could not identify any reason for this change and was unable to tell whether it was an aberration or a new trend. Although the Company increased its reserves, they were not enough to cover the claims reported in 2001 for losses occurring in 1999. Prior to 2001, the Company's loss development studies included this line of business with its commercial multiple peril package business. To better isolate the change in development of its non-California liquor liability business, the Company developed separate actuarial studies during 2001. Based on these studies, the Company substantially increased its reserves for both its reported and unreported claims on its non-California liquor liability business. In 2001, the Company responded to the change in development in 2001 and 2000 by either substantial increased rates or reducing coverages offered on this business.

2. Prior to 1995, the Company was writing a wide variety of general contractors and subcontractors in California. In 1995, California law relating to contractors changed significantly as a consequence of various California legal decisions. The effect of these changes was to expand coverages and increase loss exposure. Although the Company modified its policy forms and underwriting standards relating to its contractor business in 1995, it could not change the exposure on the policies already written. The assumptions made and the trends used by the Company in estimating its reserves for losses and loss adjustment expenses in 2001 and 2000 have been relatively untested by time and actual development of its reserves. Although the Company increased its reserves in 2000, construction defect claims on its contractor business for 1995 and prior continued to be reported in 2001 in amounts greater than the Company anticipated. Prior to 2001, the Company included this line of business in its commercial multiple peril business package development studies. To better isolate the effect of the above changes, the Company developed separate actuarial studies on its contractor line of business during 2001. Based on these studies, the Company substantially increased its reserves for both its reported and unreported claims on its contractor business.

3. In 2000 and 2001, the Company began experiencing adverse development on its apartment house business due to the effect of settlements on habitability claims. Those settlements were substantially influenced by a statute that provides for the payment of plaintiff attorney fees without regard to policy limits and the Montrose Chemical Corp. v. Admiral Insurance Company decision of 1995. In 2000, the Company modified its underwriting criteria to address this adverse development and intends to modify its policy form to limit the statutory attorney fee exposure.

Primarily as a result of the underwriting losses in 2001 and 2000, the A.M. Best Company recently lowered Crusader's rating from A (Excellent) to A- (Excellent). A.M. Best remains concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization. As a result, A.M. Best views the rating outlook as negative. The Company does not believe that the lowering of Crusader's rating from A to A- will have a material adverse effect on the Company.


Other Insurance Operations
--------------------------
                        Health and Life Insurance Program
                        ---------------------------------
Commission income from the health and life insurance sales of NIB and AIB is as follows:

                                  Year ended December 31
                                  ----------------------
                             2001          2000           1999
                             ----          ----           ----
  Commission income       $2,582,290     $2,625,193     $2,668,582

NIB and AIB market health and life insurance through non-affiliated insurance companies for individuals and groups. Approximately 94% of the health and life commission income for the year ended December 31, 2001, and approximately 93% of the health and life commission income for the year ended December 31, 2000, was from the CIGNA HealthCare medical and dental plan programs. Revenues for the year ended December 31, 2001, decreased $42,903 (2%) compared to the year ended December 31, 2000. The decrease in commission income in the health and life insurance programs is primarily a due to a decrease in premiums written in the CIGNA HealthCare programs as a result of increased competition in the individual and group healthcare market.

Revenues for the year ended December 31, 2000, decreased $43,389 (2%) compared to the year ended December 31, 1999. The decrease in commission income in the health and life insurance programs is primarily due to a one-time bonus commission of $143,191 that the Company received from CIGNA in 1999. Excluding the effect of the 1999 bonus commission, commission income for the year ended December 31, 2000, increased $99,802 (4%) when compared to the prior year.

Since approximately 94% of the Company's health and life insurance income comes from CIGNA programs, future growth is dependent of the competitiveness of CIGNA's rates, products, and product enhancements.

                               Service Fee Income
                               ------------------
Unifax sells and services insurance policies for Crusader. The service fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Service fee income of Unifax is as follows:

                                  Year ended December 31
                                  ----------------------
                             2001           2000           1999
                             ----           ----           ----

 Service fee income       $1,726,811     $1,654,735     $1,677,223
 Policies written             18,114         17,351         17,225


Service fee income is primarily related to the number of policies written by Unifax. Service fee income increased $72,076 (4%) and policies issued increased by 763 (4%) in the year ended December 31, 2001, compared to the year ended December 31, 2000. Service fee income decreased $22,488 (1%) in the year ended December 31, 2000, compared to the year ended December 31,1999. Although the number of policies issued in 2000 increased by 126 over those written in 1999 service fee income decreased. In 1999, Unifax voluntarily discontinued charging service fees in several states outside of California which contributed to the decline in revenue in 2000.

The Company is in the process of applying for a rate increase with the California Department of Insurance to increase its California service fee from $100 per policy to $165 per policy. There is no assurance that this rate increase will be approved.

                    Daily Automobile Rental Insurance Program
                    -----------------------------------------
The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission and a claim administration fee from a non-affiliated insurance company based on premium written. Commission and fee income from the daily automobile rental insurance program are as follows:

                                             Year ended December 31
                                             ----------------------
                                           2001           2000           1999
                                           ----           ----           ----

Daily auto rental program commission
  and claim administration fee           $657,273       $741,662       $731,884
Contingent commission                      10,145         69,979         28,735
                                         --------         ------        -------
Total commission and fee income          $667,418       $811,641       $760,619
                                          =======        =======        =======

Revenues during the year ended December 31, 2001, were $667,418, a decrease of $144,223 (18%) compared to the same period of the prior year. Revenue for the year ended December 31, 2000, increased by $51,022 (7%) compared to the year ended December 31, 1999.

The daily automobile rental insurance program commission and fee income (excluding contingent commission) decreased $84,389 (11%) in 2001 compared to the year 2000. The decrease in commission income is primarily due to a 10% decrease in written premium as a result of continued intense price competition in the daily automobile rental insurance program. To avoid underwriting losses for the non-affiliated insurance company that it represents, Bedford continues to produce business only at rates which it believes to be adequate. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.


                              Association Operation
                              ---------------------
Membership and fee income from the association program of AAQHC is as follows:

                                             Year ended December 31
                                             ----------------------
                                           2001           2000          1999
                                           ----           ----          ----

  Membership and fee income              $398,677       $397,157       $396,958

Membership and fee income for the years ended December 31, 2001, 2000 and 1999 were relatively unchanged, as the membership base remained constant.

                         Other Commission and Fee Income
                         -------------------------------
Other commission and fee income are as follows:
                                                Year ended December 31
                                                ----------------------
                                            2001           2000          1999
                                            ----           ----          ----

Earthquake program commission income      $51,029        $15,993        $22,421
Workers' compensation program
  commission income                       $19,730        $44,818        $81,919
Commercial liability program
  commission and fee income               $62,839        $55,828        $22,280
Commercial and personal auto program
  commission and fee income                     -              -         $4,363
Miscellaneous fee income                     $161           $128           $177
                                          -------        -------        --------
  Total other commission and fee income  $133,759       $116,767       $131,160
                                          =======        =======        =======

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999. Unifax receives a commission from the insurance company based on premium written. Commission income on the earthquake program for the year ended December 31, 2001, increased $35,036 (219%) compared to the prior year as a result of the commencement of writing policies with a new non-affiliated insurance company in April of 2001. In October of 2000, the non-affiliated company Unifax had been producing earthquake policies for discontinued writing business in California. This resulted in a decrease of commission income in the year ended December 31, 2000, of $6,428 (29%) compared to the prior year.

Unifax produces workers' compensation policies primarily in California for non-affiliated insurers and receives a commission from them based on premium written. Unifax intends to discontinue its sales of workers' compensation insurance policies for non-affiliated insurers in 2002. The Company's decision to discontinued selling this business was due to underwriting constraints of the non-affiliated insurance companies that limited the types and classes of business that they would accept. These constraints resulted in the decrease in commission income in the year ended December 31, 2001 and 2000.

Unifax began producing commercial liability insurance policies in California for non-affiliated insurance companies in 1999. Unifax received a commission from the insurance company based on premium written and a service fee from the policyholder. Effective December 2001 the company discontinued the program. The Company took this action in order to better utilize its resources and focus on those markets that offer the greatest potential for 2002 and beyond. Commission and fee income on the commercial liability program increased $7,011 (13 %) in the year ended December 31, 2001, compared to the prior year.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

                             Premium Finance Program
                             -----------------------
Premium finance charges and late fees earned from financing policies are as follows:
                                              Year ended December 31
                                              ----------------------
                                           2001           2000           1999
                                           ----           ----           ----
 Premium finance charges and
    late fees earned                     $868,496       $837,902       $915,940
 New loans                                  7,148          7,166          7,597

AAC provides premium financing primarily to Crusader policies produced by Unifax in California. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service to finance those policies. Revenue increased $30,594 (4%) in the year ended December 31, 2001, compared to the prior year although there were slightly fewer loans financed in the current year. The increase in revenue in 2001 is primarily due to the fact that the average policy loan in 2001 was approximately 6% greater than the prior year. Although AAC finances approximately 80% of all Unifax policies financed, the percentage of all Unifax policies that are financed decreased from approximately 50% in 2000 to approximately 49% in 2001. Although Unifax increased the number of policies issued in 2001 by approximately 4% compared to the prior year, AAC's new loans remained approximately the same.

Revenue for the year ended December 31, 2000, decreased $78,038 (9%) compared to the year ended December 31, 1999. The decrease in revenues and loans in 2000 is primarily due to the fact that fewer policies are being financed. Although AAC finances approximately 80% of all Unifax policies which are financed, the percentage of all Unifax policies which are financed decreased from approximately 54% in 1999 to approximately 50% in 2000.


Investment Income and Net Realized Gains (Losses)
------------------------------------------------
Investment income and net realized gains (losses) are as follows:

                                              Year ended December 31
                                              ----------------------
                                           2001           2000           1999
                                           ----           ----           ----
Interest and dividend income
  Insurance company operations          $5,647,026     $5,764,094     $5,706,945
  Other operations                         156,387        335,984        283,942
                                         ---------      ---------      ---------
    Total interest and dividend income   5,803,413      6,100,078      5,990,887
Net realized investment gains (losses)       9,572       (135,389)        64,793
                                        ----------      ---------      ---------
    Total investment income and
        realized gains (losses)         $5,812,985     $5,964,689     $6,055,680
                                         =========      =========      =========

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During 2001, the Company realized a loss of $25,704 on one equity security where a decline in market value was considered other than temporary. The Company had recognized a loss on this equity security in 2000 of $138,250 due to a decline in market value at December 31, 2000.

Investment interest and dividends earned (excluding net realized gains) decreased $296,665 (5%) in the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily as a result of a decrease in the average invested assets in the Company's investment portfolio. In the year ended December 31, 2001, the Company's average invested assets (at amortized value) decreased $5,299,460 (5%) compared to the year ended December 31, 2000. The decrease in average invested assets primarily resulted from the cash used from operations and from the sale of U.S. treasury securities and other short-term investments to fund the repurchase of the Company's common stock. There were no losses on the sale of these securities. As of December 31, 2001 the cost of the stock repurchase plan has been $5,517,465 (See Note 17). The Investment income return based on average invested assets was 6.02% for the year ended December 31, 2001, compared to 6.00% for the year ended December 31, 2000. The mix of taxable and tax-exempt securities in the portfolio affect the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $8,213,141 (9% of total investments) at December 31, 2001, compared to $19,789,675 (20% of total investments) December 31, 2000.

Investment interest and dividends earned (excluding net realized gains) increased $109,191 (2%) in the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily as a result of an increase in return on the Company's investment portfolio. Average invested assets in the year ended December 31, 2000, (at amortized value) decreased $2,628,414 (3%) compared to the year ended December 31, 1999. Investment income return based on average invested assets was 6.0% for the year ended December 31, 2000, compared to 5.74% for the year ended December 31, 1999. The mix of taxable and tax-exempt securities in the portfolio affect the investment income return percentage. Tax-exempt securities (at amortized value) decreased to $19,789,675 (20% of total investments) at December 31, 2000, compared to $28,078,605 (27% of total investments) at December 31, 1999.

Operating Expenses
------------------
Policy Acquisition Costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The slight changes in the ratio of policy acquisition cost to net earned premium in 2001, 2000, and 1999 are primarily due to due to changes in provisionally rated ceded premium which affects net earned premium. The provisionally rated reinsurance contract was cancelled on a run off basis on December 31, 1997. Policy acquisition costs, net of ceding commission, are as follows:
                                                 Year ended December 31
                                                 ----------------------
                                            2001          2000          1999
                                            ----          ----          ----
 Policy acquisition costs                $8,695,037    $8,303,917    $8,362,814
 Ratio to net earned premium (GAAP ratio)        29%          32%            30%


Salaries and Employee Benefits increased $80,520 (2%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. Salaries and employee benefits decreased $110,433 (3%) for the year ended December 31, 2000, compared to the year ended December 31, 1999.

                                                 Year ended December 31
                                                 ----------------------
                                            2001           2000         1999
                                            ----           ----         ----
 Salaries and employee benefits          $4,321,637    $4,241,117   $4,351,550


Commissions to Agents/Brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health and life insurance program, the daily automobile rental insurance program, the earthquake program and the commercial liability program. Commissions to agents and brokers decreased $49,431 (4%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. Commissions to agents and brokers increased $3,971 (0%) for the year ended December 31, 2000, compared to the year ended December 31, 1999.

                                                 Year ended December 31
                                                 ----------------------
                                            2001          2000         1999
                                            ----          ----         ----
 Commission to agents/brokers            $1,260,059    $1,309,490    $1,305,519


Other Operating Expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production.

                                                 Year ended December 31
                                                 ----------------------
                                            2001          2000         1999
                                            ----          ----         ----

 Other operating expenses                $2,886,266    $2,642,897    $2,562,295


Income Taxes
------------
The income tax benefit for 2001 was $5,853,091 compared to an income tax benefit of $246,184 for 2000. The effective combined income tax rates for 2001 and 2000 were (35%) and (127.2%), respectively. The pre-tax loss was significantly higher in 2001 compared to 2000 which resulted in the difference in the effective tax rates between 2001 and 2000. The Company's combined effective tax rate for 1999 was 28.0% due to the pre-tax net income for the year and to significantly larger portion of tax-exempt interest in the income before taxes in 1999 than in 2000. The Income tax benefit for 2001 arises primarily from the Company's ability to recover prior income taxes paid due to the carryback of current period net operating losses. (See Note 16 - Taxes on Income)


New Accounting Standards
------------------------
Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations" became effective January 1, 2002. SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method.

Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets" is effective for fiscal years beginning after December 15, 2001, and establishes how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Generally, it also requires that those assets meeting criteria for classification as intangible with estimable useful lives will be amortized, while intangible assets with indefinite useful lives and goodwill will not be amortized. Previously, all goodwill was required to be amortized over the estimable useful life, not to exceed 40 years. The Company does not have any intangible assets recorded in its financial statements and thus is not currently impacted by the adoption of SFAS 142.

Statement of Financial Accounting Standards No. 143 ("SFAS No. 143") "Asset Retirement Obligations" is effective for fiscal years beginning after December 15, 2002, and establishes financial accounting and reporting for obligations associated with the retirement of tangible long-live assets and the associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long lived asset. The Company does not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for Impairment or Disposal of Long-Lived Assets" is effective for fiscal years beginning after December 15, 2001, and establishes financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 3, "Reporting the Results of Operations-Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. The Company does not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

Significant Accounting Policies
-------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While every effort is made to ensure the integrity of such estimates, actual results could differ.

Management believes the Company's current critical accounting policies comprise the following:

                       Losses and Loss Adjustment Expenses
                       -----------------------------------
The preparation of the Company's financial statements requires judgments and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No 60 ("SFAS No. 60"), "Accounting and Reporting by Insurance enterprises" and Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies". Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonable predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

                                   Investments
                                   -----------
In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as accumulated other comprehensive income
(loss) which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

Related Party Transaction
-------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The lease provides for an annual gross rent of $1,025,952. Erwin Cheldin, the Company's president, chairman and principal stockholder, is the owner of the building. On February 22, 1995, the Company signed an extension to the lease with no increase in rent to March 31, 2007. The Company believes that the terms of the lease at inception and at the time the lease extension was signed were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases.

Forward Looking Statements
--------------------------

Certain statements contained herein, including the Sections entitled "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward looking. These statements, which may be identified by forward looking words or phrases such as "anticipate," "appears," "believe," "estimates," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include those described under Item 1 - Business - "Competition"; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; success of the Company's underwriting and pricing actions that it believes addresses the adverse development on its construction defect, apartment house habitability and non-California liquor liability claims; possible reductions in Crusader's A.M. Best rating; regulatory changes or developments; unforeseen calamities; general market conditions; the Company's ability to introduce new profitable products; and the Company's ability to expand geographically.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets at December 31, 2001 and 2000 consisted of the following:

                                                     2001               2000
                                                     ----               ----

 Fixed maturity bonds (at amortized cost)        $91,411,859        $94,398,077
 Short-term cash investments (at cost)             2,863,622          3,355,354
 Equity securities  (at cost)                            216             25,920
 Certificates of deposit - over 1 year (at cost)     400,000            400,000
                                                  ----------         ----------
      Total invested assets                      $94,675,697        $98,179,351
                                                  ==========         ==========

The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than eight years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Since inception of the Company, only ten bonds have been sold prior to their maturity or call date. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements are unrealized and no gains or losses are recognized in the consolidated statements of operations. Unrealized gains and losses are reported as separate components of stockholders' equity, net of any deferred tax effect. As of December 31, 2001, the Company's unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio was $2,816,423. As of December 31, 2000, the Company's unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio was $184,553. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio would decrease by approximately $2.9 million. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold.

The Company's short-term investments and certificates of deposit have only minimal interest rate risk. Due to the Company's small investment in equity securities (approximately one half of one percent of total invested assets), the Company has only minimal exposure to equity price risk.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report                                                 30

Consolidated Balance Sheets as of December 31, 2001, and
  December 31, 2000                                                          31

Consolidated  Statements of Operations for the years ended
  December 31, 2001, December 31, 2000, and December 31, 1999                32

Consolidated  Statements of  Comprehensive  Income for the years ended
  December 31, 2001, December 31, 2000, and December 31, 1999                33

Consolidated Statements of Changes in Stockholders' Equity for the
  years ended December 31, 2001, December 31, 2000, and
  December 31, 1999                                                          34

Consolidated  Statements of Cash Flows for the years ended
  December 31, 2001, December 31, 2000, and December 31, 1999                35

Notes to Consolidated Financial Statements                                   36

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Los Angeles, California
March 26, 2002

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                            December 31          December 31
                                                                                               2001                 2000
                                                                                               ----                 ----
                                                           ASSETS
Investments
   Available for sale:
     Fixed maturities, at market value (amortized cost:  December 31,
       2001  $91,811,859; December 31, 2000  $94,798,077)                                    $94,628,282         $94,982,630
     Equity securities at market (cost: December 31, 2001
       $216; December 31, 2000  $25,920)                                                             216              25,920
   Short-term investments, at cost                                                             2,863,622           3,355,354
                                                                                              ----------          ----------
      Total Investments                                                                       97,492,120          98,363,904
Cash                                                                                              45,001              54,806
Accrued investment income                                                                      1,768,058           1,908,547
Premiums and notes receivable, net                                                             6,248,327           5,807,731
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                      732,054             393,198
   Unpaid losses and loss adjustment expenses                                                 10,748,080          10,671,343
Prepaid reinsurance premiums                                                                      37,683              29,531
Deferred policy acquisition costs                                                              5,079,535           4,500,147
Property and equipment (net of accumulated depreciation)                                         267,426             114,107
Deferred income taxes                                                                            556,251             948,442
Income taxes receivable                                                                        5,398,939                   -
Other assets                                                                                     449,799           1,154,064
                                                                                             -----------         -----------
        Total Assets                                                                        $128,823,273        $123,945,820
                                                                                             ===========         ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses                                                   $60,534,295         $45,217,369
Unearned premiums                                                                             19,328,150          17,099,927
Advance premium and premium deposits                                                           1,083,995           2,316,016
Accrued expenses and other liabilities                                                         7,256,457           7,899,179
                                                                                              ----------          ----------

        Total Liabilities                                                                    $88,202,897         $72,532,491
                                                                                              ----------          ----------

STOCKHOLDERS'  EQUITY
Common stock, no par - authorized 10,000,000 shares, issued and outstanding shares 5,481,288 at December 31, 2001, and 5,692,699
   at December 31, 2000                                                                       $2,671,415          $2,789,494
Accumulated other comprehensive income gain                                                    1,858,839             121,805
Retained earnings                                                                             36,090,122          48,502,030
                                                                                              ----------          ----------
        Total Stockholders' Equity                                                           $40,620,376         $51,413,329
                                                                                              ----------         -----------

        Total Liabilities and Stockholders' Equity                                          $128,823,273        $123,945,820
                                                                                             ===========         ===========




          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                         2001                  2000                  1999
                                                                         ----                  ----                  ----
REVENUES
Insurance Company Revenues
   Premium earned                                                     $35,409,174           $32,743,165           $34,693,113
   Premium ceded                                                        5,515,330             6,843,931             6,583,752
                                                                       ----------            ----------            ----------
     Net premium earned                                                29,893,844            25,899,234            28,109,361
   Net investment income                                                5,647,026             5,764,094             5,706,945
   Net realized investment gains (losses)                                   6,359              (137,897)               64,793
   Other income                                                            16,399                46,639                 6,978
                                                                       ----------            ----------            ----------
        Total Insurance Company Revenues                               35,563,628            31,572,070            33,888,077

Other Revenues from Insurance Operations
     Gross commissions and fees                                         5,508,955             5,605,493             5,634,542
     Investment income                                                    156,387               335,984               283,942
     Net realized investment gains                                          3,213                 2,508                     -
     Finance charges and late fees earned                                 868,496               837,902               915,940
     Other income                                                          16,227                13,992                11,756
                                                                       ----------            ----------            ----------
          Total Revenues                                               42,116,906            38,367,949            40,734,257
                                                                       ----------            ----------            ----------

EXPENSES
Losses and loss adjustment expenses                                    41,677,016            21,676,915            17,027,190
Policy acquisition costs                                                8,695,037             8,303,917             8,362,814
Salaries and employee benefits                                          4,321,637             4,241,117             4,351,550
Commissions to agents/brokers                                           1,260,059             1,309,490             1,305,519
Other operating expenses                                                2,886,266             2,642,897             2,562,295
                                                                       ----------            ----------            ----------
         Total Expenses                                                58,840,015            38,174,336            33,609,368
                                                                       ----------            ----------            ----------

Income (Loss) Before Taxes                                            (16,723,109)              193,613             7,124,889

Income Tax Provision (Benefit)                                         (5,853,091)             (246,184)            1,993,523
                                                                        ----------              --------            ---------

         Net Income (Loss)                                           $(10,870,018)             $439,797            $5,131,366
                                                                       ===========              =======             =========


PER SHARE DATA:
Basic Shares Outstanding                                                5,505,398             6,058,674             6,268,069
Basic Earnings (Loss) Per Share                                            $(1.97)                $0.07                 $0.82
Diluted Shares Outstanding                                              5,505,398             6,101,692             6,358,607
Diluted Earnings (Loss) Per Share                                          $(1.97)                $0.07                 $0.81




          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE YEARS ENDED DECEMBER 31

                                                                        2001                  2000                   1999
                                                                        ----                  ----                   ----
Net income (loss)                                                  $(10,870,018)             $439,797              $5,131,366
Other changes in comprehensive income,
   net of tax:
     Unrealized gains (losses) on securities
        classified as available-for-sale arising
        during the period                                             1,743,127             1,299,381              (3,060,091)
     Less: reclassification adjustment for
        (gains) losses included in net income                            (6,093)               91,011                 (25,010)
                                                                      ---------             ---------               ---------
            Comprehensive Income (Loss)                             $(9,132,984)           $1,830,189              $2,046,265
                                                                     ===========            =========               =========


          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                             Accumulated
                                                Common Shares Income            Other
                                           -------------------------------  Comprehensive
                                             Issued and                        Gains and         Retained
                                             Outstanding       Amount          (Losses)          Earnings          Total
                                             -----------       ------           ------           --------          -----

Balance - December 31, 1998                    6,223,424       2,895,702       1,998,536         49,273,844      54,168,082

Net shares issued for exercise of
  stock options                                   81,529         202,687               -                  -         202,687
Cash dividend paid ($0.25
   per  share)                                         -               -               -         (1,576,237)     (1,576,237)
Change in comprehensive income,
   net of deferred income tax                          -               -      (3,085,101)                 -      (3,085,101)
Net income                                             -               -               -          5,131,366       5,131,366
                                               ---------       ---------       ---------         ----------
Balance - December 31, 1999                    6,304,953       3,098,389      (1,086,565)        52,828,973      54,840,797

Net shares issued for exercise of
   stock options                                  16,307              13               -                  -              13
Shares canceled or adjusted                           39               -               -                  -               -
Shares repurchased                              (628,600)       (308,908)              -         (3,821,160)     (4,130,068)
Cash dividend paid ($0.15 per
   share)                                              -               -               -           (945,580)       (945,580)
Change in comprehensive income,
   net of deferred income tax                          -               -       1,208,370                  -       1,208,370
Net income                                             -               -               -            439,797         439,797
                                               ---------       ---------         -------         ----------
Balance - December 31, 2000                    5,692,699      $2,789,494        $121,805        $48,502,030     $51,413,329
                                               =========       =========         =======         ==========      ==========

Net shares issued for exercise of
   stock options                                  28,827              37               -                  -              37
Shares canceled or adjusted                          120               -               -                  -               -
Shares repurchased                              (240,358)       (118,116)              -         (1,269,281)     (1,387,397)
Cash dividend paid ($0.05 per
   share)                                              -               -               -           (272,609)       (272,609)
Change in comprehensive income,
   net of deferred income tax                          -               -       1,737,034                  -       1,737,034
Net (loss)                                             -               -               -        (10,870,018)    (10,870,018)
                                               ---------       ---------       ---------         ----------      ----------
 Balance - December 31, 2001                   5,481,288      $2,671,415      $1,858,839        $36,090,122     $40,620,376
                                               =========       =========       =========         ==========      ==========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                                  2001             2000             1999
                                                                                  ----             ----             ----
Cash flows from operating activities:
   Net income (loss)                                                          $(10,870,018)         $439,797     $5,131,366
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                 71,205            68,632         97,087
      Bond amortization, net                                                       349,597           526,030        684,548
      Net realized (gain) loss on sale of securities                                (9,572)          135,389        (64,793)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                             (300,107)         (158,917)       387,552
      Reinsurance recoverable                                                     (415,593)       (7,080,367)    (2,698,256)
      Prepaid reinsurance premiums                                                  (8,152)            2,907        (12,986)
      Deferred policy acquisitions costs                                          (579,388)         (161,930)       327,555
      Other assets                                                              (4,694,674)         (511,153)       (61,293)
      Reserve for unpaid losses and loss adjustment expenses                    15,316,926         3,624,880         78,544
      Unearned premium reserve                                                   2,228,223           516,784     (1,553,752)
      Advance premium and premium deposits                                      (1,232,021)         (255,174)       241,834
      Accrued expenses and other liabilities                                      (642,722)        1,508,042        989,912


      Income taxes current/deferred                                               (502,645)          (29,694)       152,708
                                                                                 ---------         ---------      ---------
         Net Cash Provided (Used) from Operations                               (1,288,941)       (1,374,774)     3,700,026
                                                                                 ---------         ---------      ---------

Investing Activities
   Purchase of fixed maturity investments                                      (17,806,300)       (9,736,357)   (12,341,754)
   Proceeds from maturity of fixed maturity investments                         19,083,025        11,505,400      8,839,250
   Proceeds from sale of fixed maturity investments                              1,365,055         2,008,594              -
   Purchase of equity securities - cost                                                  -                 -     (3,758,378)
   Proceeds from sale of equity securities                                               -                 -      4,162,504
   Net decrease in short-term investments                                          521,849         2,656,211        640,182
   Additions to property and equipment                                            (224,524)          (34,072)       (40,385)
                                                                                 ---------         ---------      ---------
         Net Cash Provided (Used) by Investing Activities                        2,939,105         6,399,776     (2,498,581)
                                                                                 ---------         ---------      ---------

Financing Activities
   Proceeds from issuance of common stock                                               37                13        202,687
   Repurchase of  common stock                                                  (1,387,397)       (4,130,068)             -
   Dividends paid to shareholders                                                 (272,609)         (945,580)    (1,576,237)
                                                                                 ---------         ---------      ---------
         Net Cash (Used) by Financing Activities                                (1,659,969)       (5,075,635)    (1,373,550)
                                                                                 ---------         ---------      ---------

Net (decrease) in cash                                                              (9,805)          (50,633)      (172,105)
     Cash at beginning of year                                                      54,806           105,439        277,544
                                                                                    ------           -------        -------
        Cash at End of Year                                                        $45,001           $54,806       $105,439
                                                                                    ======            ======        =======

Supplemental cash flow information
     Cash paid during the period for:
         Interest                                                                      $75           $25,417         $1,492
         Income taxes                                                              $65,584          $245,414     $2,114,042



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

Basis of Presentation
---------------------
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). As described in Note 14, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting that differs from generally accepted accounting principles.

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

Investments
-----------
All of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value. Although classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as accumulated other comprehensive income (loss) which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

The Company had net unrealized investment gains of $1,858,839 as of December 31, 2001, and net unrealized investment gains of $121,805 as of December 31, 2000. These amounts are net of deferred taxes.

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


Restricted Funds:
----------------
Restricted Funds Restricted funds are as follows:
                                                    Year ended December 31
                                                    ----------------------
                                                   2001                 2000
                                                  ----                 ----
      Restricted Funds:
         Premium trust funds (1)               $1,529,996            $2,755,572
         Assigned to state agencies (2)         2,725,000             2,725,000
                                                ---------             ---------
              Total restricted funds           $4,254,996            $5,480,572
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

Segment Reporting
-----------------
Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 84.4% of consolidated revenues in the year ended December 31, 2001, 82.3% of consolidated revenues in the prior year. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through Crusader, which as of December 31, 2001, was licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon and Washington. Crusader is a multiple-line property and casualty insurance company which began

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


transacting business on January 1, 1985. As of December 31, 2001, 96% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold or operation of the insured premises. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

                                                                     Year ended December 31
                                                                     ----------------------
                                                            2001               2000               1999
                                                            ----               ----               ----
Revenues
Insurance company operation                              $35,563,628        $31,572,070        $33,888,077
                                                          ----------         ----------         ----------

Other insurance operations                                17,799,932         16,715,332         16,717,884
Intersegment elimination (1)                             (11,246,654)        (9,919,453)        (9,871,704)
                                                          ----------          ---------          ---------
     Total other insurance operations                      6,553,278          6,795,879          6,846,180
                                                           ---------          ---------          ---------

     Total revenues                                      $42,116,906        $38,367,949        $40,734,257
                                                          ==========         ==========         ==========

Income (loss) before income taxes
Insurance company operation                             $(17,570,829)         $(237,593)        $6,921,533
Other insurance operations                                   847,720            431,206            203,356
                                                          ----------            -------          ---------
     Total income (loss) before income taxes            $(16,723,109)          $193,613         $7,124,889
                                                          ===========           =======          =========

Assets
Insurance company operation                             $109,293,988       $108,959,681       $103,450,995
Intersegment eliminations (2)                             (1,647,653)          (528,196)          (479,933)
                                                         -----------        -----------        -----------
     Total insurance company operation                   107,646,335        108,431,485        102,971,062

Other insurance operations                                21,176,938         15,514,335         19,007,694
                                                         -----------        -----------        -----------
     Total assets                                       $128,823,273       $123,945,820       $121,978,756
                                                         ===========        ===========        ===========

(1)  Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2)  Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.


Concentration of Risks
----------------------
In 2001 approximately 86% of Crusader's gross premium written was derived from California. In 2001, approximately 94% of the $2,582,290 commission income from the Company's health and life insurance program was from CIGNA HealthCare medical and dental plan programs. At December 31, 2001, the Company's reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $11,480,134 were from Partners Reinsurance of the U.S. and General Reinsurance Corporation, both California admitted companies rated A+ and A++ respectively by A.M. Best Company.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Compensation
------------------------
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. The Company accounts for stock-based compensation under the accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25, as allowed by SFAS No. 123. Disclosure of stock-based compensation determined in accordance with SFAS No. 123 is presented in Note 15. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

New Accounting Standards
------------------------
Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations" became effective January 1, 2002. SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method.

Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets" is effective for fiscal years beginning after December 15, 2001, and establishes how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Generally, it also requires that those assets meeting criteria for classification as intangible with estimable useful lives will be amortized, while intangible assets with indefinite useful lives and goodwill will not be amortized. Previously, all goodwill was required to be amortized over the estimable useful life, not to exceed 40 years. The Company does not have any intangible assets recorded in its financial statements and thus is not currently impacted by the adoption of SFAS 142.

Statement of Financial Accounting Standards No. 143 ("SFAS No. 143") "Asset Retirement Obligations" is effective for fiscal years beginning after December 15, 2002, and establishes financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. The Company does not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for Impairment or Disposal of Long-Lived Assets" is effective for fiscal years beginning after December 15, 2001, and establishes financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121) "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 3, "Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. The Company does not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.


NOTE 2 - ADVANCE PREMIUM AND PREMIUM DEPOSITS
---------------------------------------------
Some of the Company's health and life programs require payments of premium prior to the effective date of coverage; and, accordingly, invoices are sent out as early as two months prior to the coverage effective date. Insurance premiums received for coverage months effective after the balance sheet date are recorded as advance premiums. Deposit premiums represent funds received from the Company's daily automobile rental program which guarantee the payment of premiums for past coverage months. These deposits are required when information such as gross receipts or number of rental cars is required to compute the actual premium due, but is not available until after the coverage month.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENTS
--------------------
The Company manages its own investment portfolio. A summary of net investments and related income is as follows:

Investment income is summarized as follows:

                                             Year ended December 31
                                             ----------------------
                                      2001             2000             1999
                                      ----             ----             ----

 Fixed maturities                  $5,628,698       $5,848,248       $5,752,154
 Equity securities                          -                -            1,380
 Short-term investments               174,720          251,930          238,017
                                    ---------        ---------        ---------
 Total investment income            5,803,418        6,100,178        5,991,551
 Less investment expenses                   5              100              664
                                    ---------        ---------        ---------
    Net investment income          $5,803,413       $6,100,078       $5,990,887
                                    =========        =========        =========

Net realized investment gains and (losses) are summarized as follows:

                                             Year ended December 31
                                             ----------------------
                                      2001              2000             1999
                                      ----              ----             ----

 Gross realized gains:
  Fixed maturities                    $35,276        $   2,861          $     -
  Equity securities                         -                -          190,169
 Gross realized (losses):
  Equity securities                   (25,704)        (138,250)        (125,376)
                                       ------          -------          -------
    Net realized investment
     gains (losses)                   $ 9,572        $(135,389)         $64,793
                                        =====          =======           ======

A summary of the unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

                                             Year ended December 31
                                             ----------------------
                                      2001              2000             1999
                                      ----              ----             ----
 Gross unrealized appreciation:
   Fixed maturities                $3,030,903         $936,589         $363,627
 Gross unrealized (depreciation):
   Fixed maturities                  (214,480)        (752,036)      (1,911,768)
   Equity securities                        -                -          (98,170)
                                    ---------          -------        ---------
 Net unrealized appreciation
  (depreciation) on investments     2,816,423          184,553       (1,646,311)
 Deferred federal income tax
  benefit (expense)                  (957,584)         (62,748)         559,746
                                    ---------           ------        ---------
    Net unrealized appreciation
    (depreciation), net of
     deferred income taxes         $1,858,839         $121,805      $(1,086,565)
                                    =========          =======       ==========

The amortized cost and estimated market value of fixed maturity investments at December 31, 2001, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                 Amortized           Estimated
                                                   Cost            Market Value
                                                   ----            ------------
Due in one year or less                        $ 12,217,799        $ 12,414,410
Due after one year through five years            70,173,988          72,694,632
Due after five years through ten years            9,420,072           9,519,240
                                                 ----------          ----------
   Total fixed maturities                       $91,811,859         $94,628,282
                                                 ==========          ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:

                                                                         Gross           Gross           Estimated
                                                   Amortized           Unrealized      Unrealized         Market
                                                      Cost               Gains           Losses            Value
                                                      ----               -----           ------            -----
December 31, 2001
-----------------
 Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                         $   400,000         $        -        $      -        $   400,000
  U.S. treasury securities                          5,459,019            343,358               -          5,802,377
  State and municipal tax-exempt bonds              8,213,141            223,133              48          8,436,226
  Industrial and miscellaneous taxable bonds       77,739,699          2,464,412         214,432         79,989,679
                                                   ----------          ---------         -------         ----------
    Total fixed maturities                        $91,811,859         $3,030,903        $214,480        $94,628,282
                                                   ==========          =========         =======         ==========

December 31, 2000
-----------------
 Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                         $   400,000           $      -        $      -        $   400,000
  U.S. treasury securities                          7,995,324            197,697             971          8,192,050
  State and municipal tax-exempt bonds             19,789,675            244,759               -         20,034,434
  Industrial and miscellaneous taxable bonds       66,613,078            494,133         751,065         66,356,146
                                                   ----------            -------         -------         ----------
    Total fixed maturities                        $94,798,077           $936,589        $752,036        $94,982,630
                                                   ==========            =======         =======         ==========


Short-term investments have an initial maturity of one year or less and consist of the following:

                                                      Year ended December 31
                                                      ----------------------
                                                      2001              2000
                                                      ----              ----

Certificates of deposit                            $  225,000        $  225,000
Commercial paper                                            -         2,000,000
Commercial bank money market accounts               2,050,006           417,280
U.S. government obligation money market fund          585,699            28,778
Short-term U.S. treasury note                               -           681,414
Savings account                                         2,917             2,882
                                                    ---------         ---------
   Total short-term investments                    $2,863,622        $3,355,354
                                                    =========         =========


NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
----------------------------------------------------------------
Property and equipment consist of the following:
                                                      Year ended December 31
                                                      ----------------------
                                                      2001              2000
                                                      ----              ----

Furniture, fixtures, computer, office,
 and transportation equipment                      $1,779,293        $2,354,072
Accumulated depreciation                            1,511,867         2,239,965
                                                    ---------         ---------
   Net property and equipment                      $  267,426        $  114,107
                                                      =======           =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PREMIUMS AND NOTES RECEIVABLE, NET
-------------------------------------------
Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.

                                                      Year ended December 31
                                                      ----------------------
                                                      2001              2000
                                                      ----              ----

Premiums receivable                                $2,268,702        $1,931,311
Premium finance notes receivable                    4,002,347         3,896,959
                                                    ---------         ---------
   Total premiums and notes receivable              6,271,049         5,828,270
Less allowance for doubtful accounts                   22,722            20,539
                                                    ---------         ---------
   Net premiums and notes receivable               $6,248,327        $5,807,731
                                                    =========         =========

Bad debt expense for the fiscal year ended December 31, 2001, and the fiscal year ended December 31, 2000, was $27,759 and $19,878, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.


NOTE 6 - NOTE PAYABLE - BANK
----------------------------
Unico has a $2,000,000 line of credit with Union Bank of California. Interest on this line is referenced as Bank's LIBOR rate plus 1.75% per annum and is payable monthly. The agreement contains certain covenants including maintenance of certain financial ratios. As of December 31, 2001, the Company does not meet the covenant requiring a tangible net worth of at least $45,000,000. As of December 31, 2001 and 2000, no amounts were borrowed and the Company does not intend to utilize its credit line during the remainder of its current term. This credit line expires September 3, 2002, at which time it's expected to be renegotiated and renewed.


NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------
The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                      Year ended December 31
                                                                                      ----------------------
                                                                               2001              2000              1999
                                                                               ----              ----              ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                                 $34,546,026       $37,628,165       $40,374,232
                                                                             ----------        ----------        ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                              22,350,667        17,406,284        18,268,710
   Increase (decrease) in provision for events of prior years (*)            19,326,349         4,270,631        (1,241,520)
                                                                             ----------        ----------        ----------
     Total losses and loss adjustment expenses                               41,677,016        21,676,915        17,027,190
                                                                             ----------        ----------        ----------

Payments
   Losses and loss adjustment expenses attributable to
     insured events of the current year                                       5,595,410         6,013,830         4,380,090
   Losses and loss adjustment expenses attributable to
     insured events of prior years                                           20,841,417        18,745,224        15,393,167
                                                                             ----------        ----------        ----------
     Total payments                                                          26,436,827        24,759,054        19,773,257
                                                                             ----------        ----------        ----------

Reserve for unpaid losses and loss adjustment expenses
   at end of year - net of reinsurance                                      $49,786,215       $34,546,026       $37,628,165

Reinsurance recoverable on unpaid losses and loss
   adjustment expenses at end of year                                        10,748,080        10,671,343         3,964,324
                                                                             ----------        ----------        ----------
Reserve for unpaid losses and loss adjustment expenses at
   end of year per balance sheet - gross of reinsurance                     $60,534,295       $45,217,369       $41,592,489
                                                                             ==========        ==========        ==========


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reserves for losses and loss adjustment expenses by line of business before reinsurance are as follows:

                                                               Year ended December 31
                                                               ----------------------
Line of Business                       2001                             2000                             1999
-----------------              ---------------------            --------------------             --------------------
  CMP                          $56,215,479     92.9%            $40,830,294     90.3%            $39,039,727     93.9%
  Other Liability               $4,004,449      6.6%             $4,016,673      8.9%             $2,377,509      5.7%
  Other                           $314,367      0.5%               $370,402      0.8%               $175,253      0.4%
                                ----------    -----              ----------    -----              ----------    -----
  Total                        $60,534,295    100.0%            $45,217,369    100.0%            $41,592,489    100.0%
                                ==========    ======             ==========    =====              ==========    =====

(*) In the years ended December 31, 2001 and 2000, the Company increased its estimates of ultimate losses for both reported and unreported claims primarily occurring from 1998 through 2000 and from 1993 through 1995 (the years most impacted by construction defect claims). Adverse development of prior years' losses of $19,326,349 as of December 31, 2001 and $4,270,631 as of December 31, 2000, was primarily the result of an increase in the Company's estimate of ultimate reported and unreported claims for construction defect claims, non-California liquor liability claims and apartment house habitability claims. Construction defect claims arise from the liability of contractors for their defective work in the construction of habitation structures (such as apartments, condominiums and single-family dwellings) or commercial type structures. Liquor liability claims arise from the liability of tavern owners related to the sale of alcoholic beverages. Apartment house habitability claims arise from uninhabitable conditions related to dilapidated structures and insect and vermin infestation.

1  Higher than anticipated claim cost from business outside of California.
2  The effect on settlements of escalating jury awards.
3 The effect on settlements in apartment house habitability claims due to a statute that provide for payment of plaintiff attorney fees without regard to policy limits.
4 Increased development of losses due to the impact of changes in California law that expanded coverage and increased loss exposure primarily on construction defect claims for losses incurred prior to the Company's revision in its policy form in 1995. For example:

     Montrose Chemical Corp. v. Admiral Insurance Co. (1994),
     -----------------------------------------------
     Montrose Chemical Corp. v. Admiral Insurance Co. (1995),
     -----------------------------------------------
     Armstrong World  Industries,  Inc. v. Aetna Gas & Sur. Co. (1996)
     ----------------------------------------------------------
     and James Pepperell,  et al., v. Scottsdale  Insurance Company (1998).
     --------------------------------------------------------------
     These four cases state that all insurance companies with completed operations property damage coverage in force during a period of continuing damage or property deterioration must provide coverage for construction defect losses regardless as to whether or not the damage first manifested during their policy period.

     Pardee Construction Company v. Insurance Company of the West et al., (2000)
     -------------------------------------------------------------------
     This case states that an additional insured endorsement includes completed operations property damage coverage even for projects that were completed before the inception date of the endorsement.

     Centex Golden Construction Co. v. Dale Tile Co. (2000)
     -----------------------------------------------------
     This case states that indemnity agreements in construction contracts requires the subcontractor to defend the general contractor even though the subcontractor's liability has not been established.

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

                                                                             Year ended December 31
                                                                             ----------------------
                                                                      2001              2000              1999
                                                                      ----              ----              ----
Deferred policy acquisition costs at beginning of year             $4,500,147        $4,338,217        $4,665,772
Policy acquisition costs incurred during year                       9,274,425         8,465,847         8,035,259
Policy acquisition costs amortized during year                     (8,695,037)       (8,303,917)       (8,362,814)
                                                                    ---------         ---------         ---------
   Deferred policy acquisition costs at end of year                $5,079,535        $4,500,147        $4,338,217
                                                                    =========         =========         =========


NOTE 9 - LEASE COMMITMENT TO RELATED PARTY
------------------------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for the year ended December 31, 2001; $1,025,952 for the year ended December 31, 2000; and $1,025,952 for the year ended December 31, 1999.

The lease provides for the following minimum annual rental commitments:

      Year ending
      December 31, 2002                                             $1,025,952
      December 31, 2003                                             $1,025,952
      December 31, 2004                                             $1,025,952
      December 31, 2005                                             $1,025,952
      December 31, 2006 (through March 31, 2007)                    $1,282,440
                                                                     ---------
           Total minimum payments                                   $5,386,248
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


NOTE 10 - ACCRUED EXPENSES AND OTHER LIABILITIES
------------------------------------------------
Accrued expenses and other liabilities consist of the following:

                                                   Year ended December 31
                                                   ----------------------
                                                  2001                 2000
                                                  ----                 ----

      Premium payable                          $5,487,753           $6,192,201
      Unearned claim administration income        300,000              300,000
      Profit sharing contributions                292,900              395,305
      Accrued salaries                            469,690              475,740
      Security purchases payable
       (settlement date in 2001)                        -              140,625
      Other                                       706,114              395,308
                                                ---------            ---------
           Total accrued expenses and
            other liabilities                  $7,256,457           $7,899,179
                                                =========            =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENT AND CONTINGENCIES
--------------------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is also required to resort to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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

On September 13, 2000, the City of Los Angeles audited Unico (parent company only) for the years 1997, 1998 and 1999 with respect to its Los Angeles business license gross receipts tax. The audit resulted in an assessment of $97,681 in gross receipts tax, interest of $24,196, and penalties of $39,072, resulting in a total amount claimed due of $160,949. The assessment was based on the city's position that expenses of Unico's subsidiaries that are paid by Unico (parent company) are subject to the gross receipts business tax when those expenses are reimbursed by the subsidiaries to Unico. The Company disagreed with the audit findings and appealed the matter. A formal hearing was held on January 3, 2001. The Company received the decision of the board of review that resulted in a revised gross receipts tax of $46,589 and a reduction in the interest assessment of $13,500. The Company is awaiting its request that all penalties be waived. As of December 31, 2001, the Company has expensed the revised tax due and recorded the interest expense adjustment.


NOTE 12 - REINSURANCE
---------------------
A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. The Company's reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses which may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company continually monitors and evaluates the liquidity and financial strength of its reinsurers to determine their ability to fulfill obligations assumed under the reinsurance contracts. The Company has no reinsurance recoverable balances in dispute.

Since 2000, Crusader had its primary reinsurance agreements with Partner Reinsurance Company of the U.S., a California admitted reinsurer rated A+ by A.M. Best Company. In 1999, Crusader had its primary reinsurance agreements with General Reinsurance Corporation, a California admitted reinsurers rated A++ by A.M. Best Company. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. Crusader also has additional catastrophe reinsurance from various other reinsurance companies of which 90% of the premium is ceded to participating catastrophe reinsurers that are admitted in California. Any catastrophe loss ceded to the reinsurer not admitted in California requires the reinsurer to immediately obtain a non-cancelable (Evergreen) letter of credit covering their ceded outstanding loss including any IBNR. On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk. Concurrently, Crusader maintained catastrophe and clash covers (subject to a maximum occurrence and annual aggregate) to help protect the Company from one loss occurrence affecting multiple policies. Beginning January 1, 1998, an annual aggregate deductible of $750,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. Beginning January 1, 2000, an annual aggregate deductible of $500,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. Prior to January 1, 1998, National Reinsurance Corporation charged a provisional rate on exposures up to $500,000 that

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisional rated treaty was cancelled on a runoff basis and replaced by a flat rated treaty on January 1, 1998.

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

The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                             Year ended December 31
                                             ----------------------
                                        2001           2000            1999
                                        ----           ----            ----
Premiums written:
   Direct business                  $37,637,396     $33,259,948     $33,139,361
   Reinsurance assumed                        -               -               -
   Reinsurance ceded                 (5,531,221)     (6,853,383)     (6,595,440)
                                     ----------      ----------      ----------
      Net premiums written          $32,106,175     $26,406,565     $26,543,921
                                     ==========      ==========      ==========

Premiums earned:
   Direct business                  $35,409,174     $32,743,165     $34,693,113
   Reinsurance assumed                        -               -               -
   Reinsurance ceded                 (5,515,330)     (6,843,931)     (6,583,752)
                                     ----------      ----------      ----------
      Net premiums earned           $29,893,844     $25,899,234     $28,109,361
                                     ==========      ==========      ==========

Incurred losses and loss
 adjustment expenses:
   Direct                           $52,939,238     $34,225,322     $23,189,173
   Assumed                                    -               -               -
   Ceded                            (11,262,222)    (12,548,407)     (6,161,983)
                                     ----------      ----------      ----------
      Net incurred losses and
       loss adjustment expenses     $41,677,016     $21,676,915     $17,027,190
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

Employer contributions to the plan were as follows:
      Year ended December 31, 2001                     $554,111
      Year ended December 31, 2000                     $624,388
      Year ended December 31, 1999                     $653,389

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STATUTORY CAPITAL AND SURPLUS
---------------------------------------
Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory). Statutory accounting practices differ in certain respects from generally accepted accounting principles. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) all bonds are recorded at amortized cost, regardless of trading activity; (c) non-admitted assets are charged directly against surplus; (d) loss reserves and unearned premium reserves are stated net of reinsurance; and (e) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed 10% of statutory surplus. Additionally, the cash flow presentation is not consistent with generally accepted accounting principles and a reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting. The NAIC's project to codify accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioners' discretion in determining appropriate statutory accounting for insurers in their states. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. Codification became effective on January 1, 2001. The primary effect of Codification on Crusader was the recognition, subject to limitations, of deferred tax assets previously not allowed. As of December 31, 2001, Crusader reported to the California Department Insurance in its annual statutory filing, total deferred tax assets of $7,243,071 of which $3,962,627 was admitted and included in surplus and $3,280,444 non-admitted and not included in surplus. The admitted deferred tax assets of $3,962,627 would not have been allowed prior to codification. On March 9, 2002, subsequent to Crusader's statutory filing, the Job Creation and Workers Assistance Act of 2002 was signed into law. This act was effective for tax years ending in 2001 and provided that a net operating loss for tax year ending in 2001 or 2002 is carried back five years, rather than the previously allowed two years. The income tax credit resulting from net operating loss carrybacks are treated as current receivables while income tax credit resulting from net operating loss carryforwards, subject to limitations, are treated as deferred tax assets and are limited to an aggregate amount no greater than 10% of beginning surplus. This act allowed Crusader to carryback its entire net operating loss and thus converted its net operating loss carryforward of $3,934,772 to a current receivable. Taking into consideration the Job Creation and Workers Assistance Act of 2002, Crusader's admitted deferred tax assets were $2,087,678 and its non-admitted deferred tax assets were $1,220,621. Taking into consideration the Job Creation and Workers Assistance Act of 2002, the primary effect of Codification on Crusader was to increase its surplus by recognizing admitted deferred tax assets of $2,087,678.

The Company is unable to predict how insurance rating agencies will interpret or react to any such changes resulting from Codification. No assurance can be given that future legislative or regulatory changes resulting from such activities will not adversely affect the Company and its subsidiaries.

Crusader Insurance Company statutory capital and surplus are as follows:

        As of December 31, 2001                     $27,519,538
        As of December 31, 2000                     $39,626,269

Crusader Insurance Company statutory net income (loss) is as follows:

        Year ended December 31, 2001               $(12,110,967)
        Year ended December 31, 2000                   $214,787
        Year ended December 31, 1999                 $5,404,526

The Company believes that Crusader's statutory capital and surplus were sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. The maximum dividend that may be made without prior approval as of December 31, 2001, is $2,751,954. There were no

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


dividends paid by Crusader to Unico in 2001. Crusader paid dividends of $1,500,000 in 2000 and $2,000,000 in 1999.

In December 1993, the National Association of Insurance Commissioners ("NAIC") adopted a Risk-Based Capital ("RBC") Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Taking into consideration the Job Creation and Workers Assistance Act of 2002 discussed below, Crusader adjusted capital at December 31, 2001 was 458% of authorized control level risk-based capital.

Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. IRIS helps those companies that merit highest priority in the allocation of the regulators' resources on the basis of 12 financial ratios that are calculated annually. The analytical phase is a review of annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties, but are not themselves indicative of adverse financial condition. The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance departments' own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, all companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement is performed to confirm that an insurer's situation calls for increased or close regulatory attention.

In 2001, the Company was outside the usual values of 5 of the 12 IRIS ratio tests, primarily as a result of adverse losses and loss adjustment expenses development. The IRIS ratio test outside the usual values were the Two Year Overall Operating Ratio, Change in Surplus, One Year Reserve Development to Surplus, Two Year Reserve Development to Surplus, and Estimated Current Reserve Deficiency to Surplus.


NOTE 15 - STOCK PLANS
---------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covered an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of December 31, 2001, there were 11,415 options outstanding, and all are currently exercisable. Options granted under this plan had a life of either 5 or 10 years and had a vesting period from immediate to 9 years. All options were granted at fair market value. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 30,000 were terminated and 105,000 were outstanding as of December 31, 2001. These options expire 10 years from the date of the grant and were not exercisable prior to September 1, 2000. Options covering 10,000 or less shares become exercisable at the rate of 2,500 shares per year commencing September 1, 2000; and options covering more than

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10,000 shares become exercisable at the rate of 5,000 shares per year commencing September 1, 2000. At December 31, 2001, there were 70,000 options under the 1999 stock option plan were exercisable.

The Company applies APB Opinion No. 25 in accounting for its incentive stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost for the Company plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's 2001 net income would have been reduced by $27,174; 2000 net income would have been reduced by $74,654 and 1999 net income would have been reduced $210,107. In addition, 2001 earnings per share (basic and diluted) would have been reduced by $0.00, 2000 earnings per share (basic and diluted) would have been reduced by $0.01 and 1999 earnings per share (basic and diluted) would have been reduced by $0.03. Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes Option-Price Model with the following weighted average assumptions used for the 1999 grant: dividend yield 2.46%, expected volatility of 43%, expected lives of 10 years, and risk-free interest rates of 6.09%. No options were granted during 2001.

 The changes in the number of common shares under option are summarized as follows:
                                                                Weighted Average
                                                      Options    Exercise Price
                                                      -------    --------------
      Outstanding at December 31, 1998                194,546        $3.592
         Options granted                              135,000        $9.250
         Options exercised                            (93,131)       $3.691
         Options terminated                                 -             -
                                                      -------
      Outstanding at December 31, 1999                236,415        $6.780
         Options granted                                    -             -
         Options exercised                            (30,140)       $3.500
         Options terminated                            (2,500)       $9.250
                                                      -------
      Outstanding at December 31, 2000                203,775        $7.239
         Options granted                                    -             -
         Options exercised                            (59,860)       $3.500
         Options terminated                           (27,500)       $9.250
                                                      -------
      Outstanding at December 31, 2001                116,415        $8.686
                                                      =======

The weighted average fair value of options granted during 1999 was $4.30. No options were granted in 2001 or 2000. Options exercisable were 81,145 at December 31, 2001, at a weighted average exercise price of $8.44; 121,275 at December 31, 2000, at a weighted average exercise price of $5.87; 101,415 at December 31, 1999, at a weighted average exercise price of $3.50.

The following table summarizes information regarding the stock options outstanding at December 31, 2001:

                                             Weighted           Weighted                                Weighted
                                             Average             Average                                 Average
                          Number of         Remaining        Exercise Price                          Exercise Price
         Exercise          Options       Contractual Life    of Outstanding     Number of Options    of Exercisable
           Price         Outstanding         (Years)             Options           Exercisable           Options
           -----         -----------          -----              -------           -----------           -------
           $3.50            11,415             0.37               $3.50               11,415              $3.50
           $9.25           105,000             7.65               $9.25               70,000              $9.25


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - TAXES ON INCOME
-------------------------
The provision for taxes on income consists of the following:

                                               Year ended December 31
                                               ----------------------
                                        2001             2000           1999
                                        ----             ----           ----
Current provision:
  Federal                           $(5,375,381)      $(253,899)     $1,668,332
  State                                  24,935          37,409          21,577
                                      ---------         -------       ---------
    Total federal and state          (5,350,446)       (216,490)      1,689,909
     Deferred                          (502,645)        (29,694)        303,614
                                      ---------         -------       ---------
    Provision for taxes             $(5,853,091)      $(246,184)     $1,993,523
                                      =========         =======       =========

The income tax provision reflected in the consolidated statements of operations is less than the expected federal income tax on income as shown in the table below:
                                                Year ended December 31
                                                ----------------------
                                        2001             2000           1999
                                        ----             ----           ----
Computed tax expense (benefit)      $(5,685,857)        $65,828      $2,422,462
Tax effect of:
  Tax exempt income                    (217,383)       (344,428)       (425,963)
  Dividend exclusion                      -                 -              (279)
  Other                                  19,220          (5,910)        (23,334)
  State income tax expense               30,929          38,326          20,637
                                      --------          -------       ---------
    Tax per financial statements    $(5,853,091)      $(246,184)     $1,993,523
                                      =========         =======       =========

On March 9, 2002, the Job Creation and Workers Assistance Act of 2002 was signed into law. This act was effective for tax years ending in 2001 and provided that a net operating loss for tax years ending in 2001 or 2002 is carried back five years, rather than the previously allowed two years. This act allowed the Company to carryback its entire net operating loss. The carryback of our current Federal tax benefit was allocated as follows:

Tax year ended                                     Amount Applied
--------------                                     --------------
December 31, 1996                                   $(2,145,554)
December 31, 1997                                    (2,900,437)
December 31, 1998                                      (352,948)
                                                      ---------
  Total Federal income tax carryback                 (5,398,939)
Adjustment to prior year tax provision                   23,558
                                                      ---------
  Current Federal income tax provision              $(5,375,381)
                                                      =========

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                       Year ended December 31
                                                       ----------------------
                                                        2001            2000
                                                        ----            ----
Deferred tax assets:
   Discount on loss reserves                         $1,950,452      $1,385,505
   Unearned premiums                                  1,310,128       1,159,690
   Other                                                169,793         189,883
                                                      ---------       ---------
     Total deferred tax assets                       $3,430,373      $2,735,078
                                                      ---------       ---------

Deferred tax liabilities:
   Deferred acquisition costs                        $1,727,043      $1,530,051
   Discount on salvage and subrogation                    8,400           8,027
   Unrealized gain on investments                       957,584          62,748
   Other                                                181,095         185,810
                                                      ---------       ---------
     Total deferred tax liabilities                  $2,874,122      $1,786,636
                                                      ---------       ---------

     Net deferred tax assets                           $556,251        $948,442
                                                        =======         =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company and its wholly owned subsidiaries file consolidated Federal and combined California income tax returns. Pursuant to the a tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or (in the case of losses) tax credits at current corporate rates based on their own taxable income or loss.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon, and Washington. The premium tax is in lieu of state franchise taxes; thus, the above provision for state taxes does not include the premium tax.


NOTE 17 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the year ended December 31, 2001, the Company retired an aggregate of 240,358 shares of its common stock at a cost of $1,387,397 of which $118,116 was allocated to capital and $1,269,281 was allocated to retained earnings. As of December 31, 2001, the Company had purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 18 - EARNINGS PER SHARE
----------------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                                    Year ended December 31
                                                                    ----------------------
                                                          2001               2000             1999
                                                          ----               ----             ----
Basic Earnings (Loss) Per Share
-------------------------------
 Net income (loss) numerator                         $(10,870,018)         $439,797         $5,131,366
                                                       ==========           =======          =========
 Weighted average shares outstanding denominator        5,505,398         6,058,674          6,268,069
                                                        =========          ========          =========

 Per share amount                                          $(1.97)            $0.07              $0.82

Diluted Earnings (Loss) Per Share
---------------------------------
 Net income (loss) numerator                         $(10,870,018)         $439,797         $5,131,366
                                                       ==========           =======          =========

 Weighted average shares outstanding                    5,505,398         6,058,674          6,268,069
 * Effect of diluted securities                                 -            43,018             90,538
                                                        ---------         ---------          ---------
 Diluted shares outstanding denominator                 5,505,398         6,101,692          6,358,607
                                                        =========         =========          =========

 Per share amount                                          $(1.97)            $0.07              $0.81


*In loss periods options are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 2001 and 2000 is set forth below:

                                                          Comparable Period by Quarter Ended
                                                           ----------------------------------
                                          March 31            June 30         September 30       December 31
                                          --------            -------          ------------      -----------
   Calendar Year 2001
  ------------------
  Total revenues                         $9,647,868         $10,640,987        $10,524,205       $11,303,846
  Income (loss) before taxes                (11,835)         (1,735,416)        (5,309,802)       (9,666,056)
  Net income (loss)                          52,104          (1,096,725)        (3,508,550)       (6,316,847)
  Earnings (loss) per share: Basic            $0.01              $(0.20)            $(0.64)           $(1.16)
                             Diluted          $0.01              $(0.20)            $(0.64)           $(1.16)

  Calendar Year 2000
  ------------------
  Total revenues                         $9,929,286          $9,680,120         $9,253,451        $9,505,092
  Income (loss) before taxes                828,315             808,470            126,105        (1,569,277)
  Net income (loss)                         635,009             612,072            155,430          (962,714)
  Earnings (loss) per share: Basic            $0.10               $0.10              $0.03            $(0.17)
                             Diluted          $0.10               $0.10              $0.03            $(0.17)


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

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------


(a)  Financial Statements and Schedules Filed as a Part of this Report:

1.  Financial statements:
       The consolidated financial statements for the fiscal year ended December 31, 2001, are contained herein as listed in the index to consolidated financial statements on page 25.

2.  Financial schedules:
                   Index to Consolidated Financial Statements
                   ------------------------------------------
        Independent Auditors' Report on Financial Statement Schedules
        Schedule II   - Condensed Financial Information of Registrant
        Schedule III  - Supplemental Insurance Information

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

   10.6 2000 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000). (*)

   10.7 Employment Agreement between the Company and Roger Platten dated November 27, 1996. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). (*)

   10.8 Employment Agreement between the Company and Cary Cheldin dated November 27, 1996. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). (*)

   10.9 Amendment to Employment Agreement between the Company and Cary Cheldin dated January 10, 2000. (Incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). (*)

   10.10 Agreement to modify employment and general release of all claims between the Company and Roger Platten dated December 21, 2000. (Incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000). (*)

   10.11 New employment agreement between the Company and Roger Platten dated December 21, 2000. (Incorporated herein by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000). (*)

   10.12 Stock purchase agreement between the Company and Roger Platten dated December 21, 2000. (Incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000). (*)

   21 Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984).


          (*) Indicates management contract or compensatory plan or arrangement.



 (b)  Reports on Form 8-K:
 ------------------------
        None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2002                                 UNICO AMERICAN CORPORATION


                                                 By:  /s/ ERWIN CHELDIN
                                                      ------------------
                                                      Erwin Cheldin
                                                      Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                      Title                           Date
   ---------                      -----                           ----


   /s/ ERWIN CHELDIN              Chairman of the Board,          March 26, 2002
   -----------------              President and Chief
                                  Executive Officer,
                                  (Principal Executive Officer)


   /s/ LESTER A. AARON            Treasurer, Chief Financial      March 26, 2002
   -------------------            Officer and Director
                                  (Principal Accounting and
                                  Principal Financial Officer)


   /s/ CARY L. CHELDIN            Executive Vice President        March 26, 2002
   -------------------            and Director


   /s/ GEORGE C. GILPATRICK       Vice President, Secretary       March 26, 2002
   ------------------------       and Director


   /s/ DAVID A. LEWIS             Director                        March 26, 2002
   ------------------


   /s/ WARREN D. ORLOFF           Director                        March 26, 2002
   --------------------


   /s/ DONALD B. URFRIG           Director                        March 26, 2002
   --------------------

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Unico American Corporation:

Under date of March 26, 2002, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP

Los Angeles, California
March 26, 2002

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY

                                                                                               December 31       December 31
                                                                                                   2001             2000
                                                                                                   ----             ----

                                                            ASSETS
                                                            ------
Investments
 Available for sale:
 Fixed maturities, at market value (amortized cost December 31, 2001 $0;
    December 31, 2000 $1,499,575)                                                                $     -         $1,499,063
 Short-term investments                                                                             8,878            117,816
                                                                                                    -----          ---------
     Total Investments                                                                              8,878          1,616,879
Cash                                                                                               19,427             16,406
Accrued investment and other income                                                                   250             22,252
Investments in subsidiaries                                                                    57,535,001         68,429,823
Property and equipment (net of accumulated depreciation)                                          267,426            114,107
Income taxes receivable                                                                         5,398,939                  -
Other assets                                                                                      218,873            197,297
                                                                                               ----------         ----------
     Total Assets                                                                             $63,448,794        $70,396,764
                                                                                               ==========         ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------

LIABILITIES
-----------
Accrued expenses and other liabilities                                                           $364,789         $1,073,593
Payables to subsidiaries (net of receivables) (1)                                              22,463,629         17,909,842
                                                                                               ----------         ----------
     Total Liabilities                                                                        $22,828,418        $18,983,435
                                                                                               ----------         ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                                                                   $2,671,415         $2,789,494
Net unrealized investment gains                                                                 1,858,839            121,805
Retained earnings                                                                              36,090,122         48,502,030
                                                                                               ----------         ----------
     Total Stockholders' Equity                                                               $40,620,376        $51,413,329
                                                                                               ----------         ----------

     Total Liabilities and Stockholders' Equity                                               $63,448,794        $70,396,764
                                                                                               ==========         ==========


(1) The Company and its wholly owned subsidiaries file consolidated Federal and combined California income tax returns. Pursuant to the a tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or (in the case of losses) tax credits at current corporate rates based on their own taxable income or loss. The payable to subsidiaries include their income tax receivable or liability included in the consolidated return.


The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31

                                                                             2001            2000               1999
                                                                             ----            ----               ----
REVENUES
--------
General and administrative expenses allocated to                                                             $5,273,146
   subsidiaries (*)                                                   $          -        $2,081,837
Net investment income                                                       54,764           138,487            143,215
Net realized investment gains                                                3,212             2,508                  -
Other income                                                                12,974            13,497             10,755
                                                                            ------         ---------          ---------
     Total Revenue                                                          70,950         2,236,329          5,427,116

EXPENSES
--------
General and administrative expenses (*)                                     46,146         4,782,663          5,356,474
                                                                            ------         ---------          ---------
Income (loss) before equity in net income of subsidiaries                   24,804        (2,546,334)            70,642
Equity in net income (loss) of subsidiaries                            (10,894,822)        2,986,131          5,060,724
                                                                        ----------         ---------          ---------
     Net Income (Loss)                                                $(10,870,018)         $439,797         $5,131,366
                                                                        ==========           =======          =========


(*) In 2001, the parent company transferred most of their employees and the related salaries, payroll taxes, and administrative expenses directly to its subsidiaries. In the year ended 2000, the parent company did not allocate any of its salaries or payroll taxes to its subsidiaries.

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends of $250,000 from American Acceptance Corporation in the year ended December 31, 2001; $1,500,000 from Crusader and $500,000 from American Acceptance Corporation in the year ended December 31, 2000; and $2,000,000 from Crusader in the year ended December 31, 1999.



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31

                                                                             2001               2000             1999
                                                                             ----               ----             ----
Cash flows from operating activities:
   Net income (loss)                                                     $(10,870,018)          $439,797         $5,131,366

   Adjustments to reconcile net income to net cash
    from operations
      Undistributed equity in net (income) loss of subsidiaries            10,894,822         (2,986,131)        (5,060,724)
      Net realized (gain) on sale of securities                                (3,212)            (2,508)                 -
      Depreciation and amortization                                            70,940             67,615             96,334
      Accrued expenses and other liabilities                                 (708,804)           279,835           (153,869)
      Accrued investment and other income                                      22,002             23,829            (17,114)
      Income taxes receivable                                              (5,398,939)                 -                  -
      Other assets                                                            (21,576)          (111,740)            18,575
                                                                            ---------          ---------             ------
         Net cash provided (used) from operations                          (6,014,785)        (2,289,303)            14,568
                                                                            ---------          ---------             ------

Cash flows from investing activities
    Purchase of fixed maturity investments                                          -           (998,340)        (1,498,875)
    Proceeds from maturity of fixed maturity investments                      650,000          1,000,000                  -
    Proceeds from sale of fixed maturity investments                          853,055          1,001,250                  -
    (Increase) decrease in short-term investments                             108,938            (17,816)         1,650,000
    Additions to property and equipment                                      (224,524)           (34,072)           (40,385)
                                                                            ---------            -------            -------
         Net cash provided by investing activities                          1,387,469            951,022            110,740
                                                                            ---------            -------            -------

Cash flows from financing activities
   Proceeds from issuance of common stock                                          37                 13            202,687
   Repurchase of common stock                                              (1,387,397)        (4,130,068)                 -
   Dividends paid to shareholders                                            (272,609)          (945,580)        (1,576,237)
   Net change in payables and receivables
     from subsidiaries                                                      6,290,306          6,402,586          1,255,114
                                                                            ---------          ---------          ---------
         Net cash provided (used) by financing activities                   4,630,337          1,326,951           (118,436)
                                                                            ---------          ---------          ---------

Net increase (decrease) in cash                                                 3,021            (11,330)             6,872

Cash at beginning of year                                                      16,406             27,736             20,864
                                                                               ------             ------             ------

Cash at end of year                                                           $19,427            $16,406            $27,736
                                                                               ======             ======             ======


The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                    SCHEDULE III




                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION



                                  Future                                           Benefits,   Amortization
                    Deferred     Benefits,                                          Claims,    of Deferred
                     Policy       Losses,                                Net      Losses and      Policy      Other
                   Acquisition   and Loss     Unearned     Premium    Investment  Settlement   Acquisition  Operating    Premium
                      Cost       Expenses     Premiums     Revenue      Income     Expenses       Costs       Costs      Written
                   ----------  -----------  -----------  -----------  ----------  -----------  -----------  ---------  ------------
Year Ended
December 31, 2001
Property &
Casualty            $5,079,535  $60,534,295  $19,328,150  $29,893,844  $5,647,026  $41,677,016  $8,695,037  $1,687,754  $32,106,175

Year Ended
December 31, 2000
Property &
Casualty            $4,500,147  $45,217,369  $17,099,927  $25,899,234  $5,764,094  $21,676,915  $8,303,917  $1,440,011  $26,406,565

Year Ended
December 31, 1999
Property &
Casualty            $4,338,217  $41,592,489  $16,583,143  $28,109,361  $5,706,945  $17,027,190  $8,362,814  $1,949,865  $26,543,921
