Form 10-Q
period 2002-03-31
UNICO AMERICAN CORP
filed 2002-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

         For the quarterly period from January 1, 2002 to March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                                    5,489,533
         Number of shares of common stock outstanding as of May 10, 2002

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  March 31         December 31
                                                    2002               2001
                                                    ----               ----
ASSETS
------
Investments
  Available for sale:
     Fixed maturities, at market value
       (amortized cost:  March 31, 2002
       $93,428,688;  December 31, 2001
       $91,811,859)                              $95,050,050        $94,628,282
     Equity securities at market
       (cost: March 31, 2002 $0;
       December 31, 2001  $216)                            -                216
  Short-term investments, at cost                  1,983,673          2,863,622
                                                  ----------         ---------
 Total Investments                                97,033,723         97,492,120
Cash                                                 151,469             45,001
Accrued investment income                          1,477,353          1,768,058
Premiums and notes receivable, net                 6,511,438          6,248,327
Reinsurance recoverable:
  Paid losses and loss adjustment expenses           630,277            732,054
  Unpaid losses and loss adjustment expenses      11,212,608         10,748,080
Prepaid reinsurance premiums                          41,715             37,683
Deferred policy acquisition costs                  5,208,541          5,079,535
Property and equipment
  (net of accumulated depreciation)                  258,561            267,426
Deferred income taxes                                675,245            556,251
Income taxes receivable                            5,705,508          5,398,939
Other assets                                         408,870            449,799
                                                 -----------        -----------
 Total Assets                                   $129,315,308       $128,823,273
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses       $60,648,895        $60,534,295
Unearned premiums                                 20,005,507         19,328,150
Advance premium and premium deposits               1,427,297          1,083,995
Accrued expenses and other liabilities             7,284,565          7,256,457
Dividends payable                                    274,227                  -
                                                  ----------         ----------
 Total Liabilities                               $89,640,491        $88,202,897
                                                  ----------         ----------

STOCKHOLDERS' EQUITY
---------------------
Common stock, no par - authorized
   10,000,000 shares; issued and
   Outstanding shares 5,484,533 at
   March 31, 2002, and 5,481,288 at
   December 31, 2001                            $  2,682,772       $  2,671,415
Accumulated other comprehensive income             1,070,098          1,858,839
Retained earnings                                 35,921,947         36,090,122
                                                  ----------         ----------
 Total Stockholders' Equity                      $39,674,817        $40,620,376
                                                  ----------         ----------

 Total Liabilities and Stockholders' Equity     $129,315,308       $128,823,273
                                                 ===========        ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                     2002                2001
                                                     ----                ----

REVENUES
Insurance Company Revenues
     Premium earned                               $9,252,973         $8,309,286
     Premium ceded                                 1,661,230          1,676,823
                                                   ---------          ---------
          Net premium earned                       7,591,743          6,632,463
     Net investment income                         1,389,665          1,409,016
     Net realized investment (losses)                   (216)           (23,520)
     Other income                                      2,247              3,020
                                                   ---------          ---------
          Total Insurance Company Revenues         8,983,439          8,020,979

Other Revenues from Insurance Operations
     Gross commissions and fees                    1,438,987          1,360,767
     Investment income                                 6,571             58,318
     Finance charges and late fees earned            218,926            204,793
     Other income                                      4,070              3,011
                                                  ----------          ---------
          Total Revenues                          10,651,993          9,647,868
                                                  ----------          ---------

EXPENSES
Losses and loss adjustment expenses                6,329,563          5,465,895
Policy acquisition costs                           2,150,291          2,028,239
Salaries and employee benefits                       987,221          1,113,705
Commissions to agents/brokers                        302,609            323,007
Other operating expenses                             745,871            728,857
                                                  ----------          ---------
     Total Expenses                               10,515,555          9,659,703
                                                  ----------          ---------

     Income (Loss) Before Taxes                      136,438            (11,835)
Income Tax Provision (Benefit)                        30,386            (63,939)
                                                     -------             ------
     Net Income                                     $106,052           $ 52,104
                                                     =======             ======



PER SHARE DATA
Basic Shares Outstanding                           5,482,091          5,648,380
Basic Earnings Per Share                               $0.02              $0.01

Diluted Shares Outstanding                         5,486,622          5,677,436
Diluted Earnings Per Share                             $0.02              $0.01



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                      2002               2001
                                                      ----               ----

Net Income                                          $106,052            $52,104
Other changes in comprehensive income,
  net of tax:
   Unrealized gains (losses) on securities
     classified as available-for-sale arising
     during the period                              (788,884)           992,288
   Less: reclassification adjustment for (gains)
     and losses included in net income                   143             15,523
                                                     -------          ---------
       Comprehensive Income (Loss)                 $(682,689)        $1,059,915
                                                     =======          =========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                           2002         2001
                                                           ----         ----

Cash Flows from Operating Activities:
   Net Income                                            $106,052      $52,104
   Adjustments to reconcile net income to net cash
    from operations
      Depreciation                                         17,959       21,658
      Bond amortization, net                               94,513       98,127
      Net realized loss on sale of securities                 216       23,520
   Changes in assets and liabilities
      Premium, notes and investment income receivable      27,594      390,180
      Reinsurance recoverable                            (362,751)   1,835,883
      Prepaid reinsurance premiums                         (4,032)     (10,143)
      Deferred policy acquisitions costs                 (129,006)    (115,016)
      Other assets                                         40,928     (293,899)
      Reserve for unpaid losses and loss adjustment
       expenses                                           114,600   (3,933,823)
      Unearned premium reserve                            677,357      566,150
      Funds held as security and advanced premiums        343,302       69,551
      Accrued expenses and other liabilities               28,108      352,728*
      Income taxes current/deferred                       287,327      200,302
      Federal income tax recoverable                     (306,569)           -
                                                          -------      -------
       Net Cash Provided (Used) from Operations           935,598     (742,678)
                                                          -------      -------

Investing Activities
      Purchase of fixed maturity investments           (5,231,342)  (2,642,850)
      Proceeds from maturity of fixed maturity
       investments                                      3,520,000    4,040,000
      Net decrease in short-term investments              879,949       51,213
      Additions to property and equipment                  (9,094)    (165,831)
                                                          -------    ---------
       Net Cash Provided (Used) by Investing Activities  (840,487)   1,282,532
                                                          -------    ---------

Financing Activities
      Proceeds from issuance of common stocks              11,357            -
      Repurchase of common stock                                -     (427,836)*
                                                           ------      -------
       Net Cash Provided (Used) by Financing Activities    11,357     (427,836)
                                                           ------      -------

            Net increase in cash                          106,468      112,018
            Cash at beginning of period                    45,001       54,806
                                                          -------      -------
               Cash at End of Period                     $151,469     $166,824
                                                          =======      =======

Supplemental Cash Flow Information Cash paid during
 the period for:
      Interest                                                  -        $  75
      Income taxes                                            $479           -

*Does not include $955,351 due on repurchase of common stock settled on April 2, 2001.


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1985 Stock Option Plan provided for the grant of incentive stock options to officers and key employees. The Plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of March 31, 2002, there were 8,170 options outstanding and all are currently exercisable. There are no additional options available for future grant under the 1985 Plan.

The Company's 1999 Omnibus Stock Plan also provides, among other things, for the grant of incentive options to officers and key employees. The Plan covers an aggregate of 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of March 31, 2002, there were options covering 105,000 shares of common stock outstanding under this Plan. Options covering 70,000 of these shares of common stock were exercisable.


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the three months ended March 31, 2002, the Company did not repurchase any shares of the Company's common stock. As of March 31, 2002, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465. The cost of the shares repurchased by the Company has been allocated $427,024 to capital stock and $5,090,441 to retained earnings.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001:

                                                         Three Months Ended
                                                               March 31
                                                         -------------------
                                                         2002            2001
                                                         ----            ----
Basic Earnings Per Share
------------------------
Net income numerator                                   $106,052         $52,104
                                                        =======          ======

Weighted average shares outstanding denominator       5,482,091       5,648,380
                                                      =========       =========

     Basic Earnings  Per Share                            $0.02           $0.01

Diluted Earnings Per Share
--------------------------
Net income numerator                                   $106,052         $52,104
                                                        =======          ======

Weighted average shares outstanding                   5,482,091       5,648,380
Effect of diluted securities                              4,531          29,056
                                                      ---------       ---------
Diluted shares outstanding denominator                5,486,622       5,677,436
                                                      =========       =========

     Diluted Earnings Per Share                           $0.02           $0.01


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 84% of consolidated revenues for the three months ended March 31, 2002, and 83% of revenues for the three months ended March 31, 2001. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                      2002              2001
                                                      ----              ----
Revenues
--------
Insurance company operation                         $8,983,439       $8,020,979

Other insurance operations                           4,637,457        4,277,853
Intersegment elimination (1)                        (2,968,903)      (2,650,964)
                                                     ---------        ---------
   Total other insurance operations                  1,668,554        1,626,889
                                                     ---------        ---------

     Total Revenues                                $10,651,993       $9,647,868
                                                    ==========        =========


Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                          $(260,388)       $(173,296)
Other insurance operations                             396,826          161,461
                                                       --------          -------
     Total Income (Loss) Before Income Taxes          $136,438         $(11,835)
                                                       =======           =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 5 - SEGMENT REPORTING (continued)
--------------------------------------
                                                        As of March 31
                                                        --------------
                                                    2002               2001
                                                    ----               ----

Assets
------
Insurance company operation                     $108,470,555       $105,456,436
Intersegment eliminations (2)                     (2,113,647)        (1,312,089)
                                                 -----------        -----------
     Total insurance company operation           106,356,908        104,144,347
Other insurance operations                        22,958,400         17,488,158
                                                  ----------         ----------
     Total Assets                               $129,315,308       $121,632,505
                                                 ===========        ===========



(1) Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------

(a)  Liquidity and Capital Resources:
------------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2002, the Company had cash and investments of $95,563,830 (at amortized cost) of which $92,871,213 (97%) were investments of Crusader.

As of the quarter ended March 31, 2002, the Company had invested $93,428,688 (at amortized cost) or 98% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $93,428,688 (at amortized cost) include $7,184,808 (8%) of pre-refunded state and municipal tax-exempt bonds, $9,532,541 (10%) of U.S. treasury securities, $76,311,339 (82%) of high-quality industrial and miscellaneous bonds, and $400,000 of certificates of deposit. The tax-exempt interest income earned for the three months ended March 31, 2002 and 2001, was $96,523 and $233,163, respectively.

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

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 3). No shares were repurchased in the three months ended March 31, 2002.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $1,663,778, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

In 2001, the Company initiated an upgrade and replacement of its printing and forms generation systems and expects to spend approximately $125,000 in the next six months to complete this project. There are no other material commitments for capital expenditures as of the date of this report.

(b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the three months ended March 31, 2002, to the three months ended March 31, 2001, unless otherwise indicated.

The Company had a net income of $106,052 for the three months ending March 31, 2002, compared to net income of $52,104 for the three months ended March 31, 2001, an increase in net income of $53,948. Total revenues for the three months ended March 31, 2002, increased $1,004,125 (10%) to $10,651,993, compared to total revenues of $9,647,868 for the three months ended March 31, 2001.

PREMIUM WRITTEN before reinsurance increased $1,054,895 (12%) to $9,930,330 for the three months ended March 31, 2002, compared to $8,875,435 for the three months ended March 31, 2001. The Company primarily writes commercial multiple peril business package policies. This line of business represents approximately 95% of Crusader's total written premium for the three months ended March 31, 2002.

The growth in written premium in California was primarily the result of the continued subsidence in priced-based competition in the property casualty insurance market that has resulted in the Company's products becoming more competitive. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

Crusader's written premium by state is as follows:

                          Three Months Ended March 31      Increase (Decrease)
                          ---------------------------      -------------------
                            2002              2001           Amount          %
                            ----              ----           ------          -

California               $8,849,954        $7,490,151     $1,359,803         18
Ohio                        283,232           311,151        (27,919)        (9)
Arizona                     237,580           280,631        (43,051)       (15)
Pennsylvania                175,751           243,777        (68,026)       (28)
Oregon                      140,164           133,036          7,128          5
Montana                     122,597           116,275          6,322          5
Washington                   91,415           115,474        (24,059)       (21)
Texas                        13,591           162,656       (149,065)       (92)
Nevada                        9,244            12,595         (3,351)       (27)
Idaho                         6,802             9,689         (2,887)       (30)
                          ---------         ---------      ---------         --
  Total                  $9,930,330        $8,875,435     $1,054,895         12
                          ==========        =========      =========         ==

In the three months ended March 31, 2002, approximately 89% of Crusader's premium was written in California. The decrease in written premium outside of California was primarily attributable to rate increases which made the Company's products less competitive.

PREMIUM EARNED before reinsurance increased $943,687 (11%) to $9,252,973 for the three months ended March 31, 2002, compared to $8,309,286 for the three months ended March 31, 2001. The Company writes annual policies and therefore earns written premium over the one-year policy term. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

PREMIUM CEDED decreased $15,593 (1%) to $1,661,230 for the three months ended March 31, 2002, compared to ceded premium of $1,676,823 in the three months ended March 31, 2001. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. The change in premium ceded between the quarters ended March 31, 2002, and March 31, 2001, is as follows:

Increase in ceded premium under current reinsurance contracts         $ 571,817
(Decrease) in provisionally rated premium ceded                        (587,410)
                                                                        -------
  Net (decrease) in ceded premium                                      $(15,593)
                                                                         ======

The increase in ceded premium under current reinsurance contracts is primarily due to rate increases effective January 1, 2002, and the increase in earned premium on which these rates are based. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer.

NET INVESTMENT INCOME, excluding realized investment gains, decreased $71,098 (5%) to $1,396,236 for the three months ended March 31, 2002, compared to investment income of $1,467,334 for the three months ended March 31, 2001. The decrease in investment income is primarily due to a decrease in invested assets due to the cost of the repurchase of the Company's common stock in the prior year and a general lowering of yields on new and reinvested assets. The Company has funded the common stock repurchase from cash on hand, the maturities of short-term investments, and the proceeds of the sale of US treasury bonds.

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the quarter ended March 31, 2002, the Company realized a loss of $216 on one equity security where a decline in market value was considered other than temporary.


GROSS COMMISSION AND FEE income increased $78,220 (6%) to $1,438,987 for the three months ended March 31, 2002, compared commission and fee income of $1,360,767 for the three months ended March 31, 2001. The increase was primarily due to a contingent commission earned by the daily automobile rental program of $66,947 in the current quarter compared to contingent commission of $10,145 in the quarter ending March 31, 2001. Excluding the contingent commission on the daily auto rental program, commission increased $10,739 compared to the prior year. The increase in gross commission and fee income for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, are as follows:

     Service fee income                                                $ 13,121
     Health and life insurance program                                    8,323
     Other commission and fee income                                     (7,793)
     Workers' compensation program                                       (2,972)
     Daily automobile rental insurance program:
        Excluding contingent commission                                  10,739
        Contingent commission                                            56,802
                                                                         ------

             Net increase in commission and fee income                  $78,220
                                                                         ======


LOSSES AND LOSS ADJUSTMENT EXPENSES were 83% of net premium earned for the three months ended March 31, 2002, compared to 82% of net premium earned for the three months ended March 31, 2001. This increase was primarily due to an increase in incurred losses of prior years of approximately $940,000 (adverse development) in the three months ended March 31, 2002, compared to an increase in incurred losses of prior years of approximately $885,000 (adverse development) in the three months ended March 31, 2001.

The Company's incurred losses and loss adjustment expenses for the quarter ended March 31, 2002, continued to be negatively impacted by claims from business outside of California (primarily from liquor liability claims occurring in 1999), and from continued losses due to the impact of changes in California case law that expanded coverage and increased loss exposure (primarily on construction defect claims for losses occurring in or prior to the Company's revision of its policy forms in 1995). Liquor liability claims arise from the liability of tavern owners related to the sale of alcoholic beverages. In 2001, the Company substantially increased rates or reduced coverages offered on this business. In the years ended December 31, 2001 and 2000, the Company significantly increased its estimates of ultimate losses for both reported and unreported claims. The adverse development of prior year losses in the quarter ended March 31, 2002, primarily reflects the development of prior year claims in excess of what the Company had anticipated would develop in during quarter ended March 31, 2002.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 28% of net premium earned for the three months and 31% of net earned premium for the three months ended March 31, 2002.

SALARIES AND EMPLOYEE BENEFITS decreased $126,484 (11%) to $987,221 for the three months ended March 31, 2002, compared to salary and employee benefits of $1,113,705 for the three months ended March 31, 2001.

COMMISSIONS TO AGENTS BROKERS decreased $20,398 (6%) to $302,609 for the three months ended March 31, 2002, compared to commission expense of $323,007 for the three months ended March 31, 2001.

OTHER OPERATING EXPENSES increased $17,014 (2%) to $745,871 for the three months ended March 31, 2002, compared to $728,857 for the three months ended March 31, 2001.

INCOME TAX PROVISION was an expense of $30,386 (22% of pre-tax income) for the three months ended March 31, 2002, compared to an income tax benefit of $69,939 in the three months ended March 31, 2001. This change was primarily due to a pre-tax income of $136,438 (including tax-exempt investment income of $82,044) in the three months ended March 31, 2002, compared to pre-tax loss of $11,835 (including tax-exempt investment income of $198,188) in the three months ended March 31, 2001.

The effect of inflation on net income of the Company during the three months ended March 31, 2002, and the three months ended March 31, 2001, was not significant.


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

The Company's invested assets consist of the following:


                                             March 31  December 31     Increase
                                               2002        2001        Decrease
                                               ----        ----        --------
Fixed maturity bonds (at amortized value)  $93,028,688  $91,411,859  $1,616,829
Short-term cash investments (at cost)        1,983,673    2,863,622    (879,949)
Equity securities (at cost)                          -          216        (216)
Certificates of deposit (over 1 year, at cost) 400,000      400,000           -
                                             ----------  ----------     -------
     Total invested assets                  $95,412,361 $94,675,697    $736,664
                                             ==========  ==========     =======


There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.

PART II - OTHER INFORMATION
---------------------------

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
(c) During the quarter ended March 31, 2002, the Company issued 3,245 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to one employee of the Company in exchange for $11,357.50 in cash. These shares were acquired for investment without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under section 4(2) thereof as transactions not involving a public offering.

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


                                             UNICO AMERICAN CORPORATION



Date:   May 13, 2002    By:     \s\ ERWIN CHELDIN
                                -----------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   May 13, 2002     By:    \s\  LESTER A. AARON
                                --------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)