Form 10-Q
period 2002-06-30
UNICO AMERICAN CORP
filed 2002-08-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

          For the quarterly period from April 1, 2002 to June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    5,489,533
        Number of shares of common stock outstanding as of August 9, 2002

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    June 30         December 31
                                                      2002              2001
                                                      ----              ----
ASSETS
Investments
   Available for sale:
      Fixed maturities, at market value
        (amortized cost:  June 30, 2002
        $92,733,683; December 31, 2001
        $91,811,859)                               $96,254,058      $94,628,282
      Equity securities at market
       (cost: June 30, 2002 $0;
       December 31, 2001  $216)                              -              216
   Short-term investments, at cost                   5,442,907        2,863,622
                                                   -----------       ----------
      Total Investments                            101,696,965       97,492,120
Cash                                                    48,873           45,001
Accrued investment income                            1,704,999        1,768,058
Premiums and notes receivable, net                   6,369,352        6,248,327
Reinsurance recoverable:
   Paid losses and loss adjustment expenses            960,896          732,054
   Unpaid losses and loss adjustment expenses       15,219,263       10,748,080
Prepaid reinsurance premiums                            50,059           37,683
Deferred policy acquisition costs                    5,337,508        5,079,535
Property and equipment
  (net of accumulated depreciation)                    360,604          267,426
Deferred income taxes                                  206,445          556,251
Income taxes receivable                              1,958,962        5,398,939
Other assets                                           236,910          449,799
                                                   -----------      -----------
     Total Assets                                 $134,150,836     $128,823,273
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses         $69,451,988      $60,534,295
Unearned premiums                                   20,713,142       19,328,150
Advance premium and premium deposits                 1,486,188        1,083,995
Accrued expenses and other liabilities               5,216,972        7,256,457
                                                     ---------       ----------
    Total Liabilities                              $96,868,290      $88,202,897
                                                    ----------       ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized
   10,000,000 shares; issued and
   outstanding shares 5,489,533 at
   June 30, 2002, and 5,481,288 at
   December 31, 2001                              $  2,700,272     $  2,671,415
Accumulated other comprehensive income               2,323,448        1,858,839
Retained earnings                                   32,258,826       36,090,122
                                                    ----------       ----------
  Total Stockholders' Equity                       $37,282,546      $40,620,376
                                                    ----------       ----------

  Total Liabilities and Stockholders' Equity      $134,150,836     $128,823,273
                                                   ===========      ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended June 30         Six Months Ended June 30
                                                         --------------------------         ------------------------
                                                            2002           2001               2002            2001
                                                            ----           ----               ----            ----
REVENUES
--------
Insurance Company Revenues
   Premium earned                                        $9,788,073     $8,680,327        $19,041,046     $16,989,613
   Premium ceded                                          1,532,697      1,093,666          3,193,927       2,770,489
                                                          ---------      ---------         ---------        ---------
        Net premium earned                                8,255,376      7,586,661         15,847,119      14,219,124
   Net investment income                                  1,368,413      1,391,162          2,758,078       2,800,178
   Net realized investment (loss)                               -              -               (216)        (23,520)
   Other income                                               6,400         11,733              8,647          14,753
                                                          ---------      ---------         ---------       ----------
        Total Insurance Company Revenues                  9,630,189      8,989,556         18,613,628      17,010,535

Other Revenues from Insurance Operations
   Gross commissions and fees                             1,449,013      1,388,032          2,888,000       2,748,799
   Investment income                                         20,616         40,303             27,187          98,621
   Net realized investment gains                                  -          3,212                  -           3,212

   Finance charges and late fees earned                     219,891        216,414            438,817         421,207
   Other income                                               8,746          3,470             12,816           6,481
                                                         ----------     ----------         ----------      ----------
        Total Revenues                                   11,328,455     10,640,987         21,980,448      20,288,855
                                                         ----------     ----------         ----------      ----------

EXPENSES
--------
Losses and loss adjustment expenses                      12,496,657      8,210,872         18,826,220      13,676,767
Policy acquisition costs                                  2,278,819      2,138,850          4,429,110       4,167,089
Salaries and employee benefits                            1,051,456      1,116,585          2,038,677       2,230,290
Commissions to agents/brokers                               303,610        316,810            606,219         639,817
Other operating expenses                                    735,034        593,286          1,480,905       1,322,143
                                                         ----------     ----------         ----------      ----------
     Total Expenses                                      16,865,576     12,376,403         27,381,131      22,036,106
                                                         ----------     ----------         ----------      ----------

     (Loss) Before Taxes                                 (5,537,121)    (1,735,416)        (5,400,683)     (1,747,251)
Income Tax (Benefit)                                     (1,874,249)      (638,691)        (1,843,863)       (702,630)
                                                          ---------      ---------          ---------       ---------
     Net (Loss)                                         $(3,662,872)   $(1,096,725)       $(3,556,820)    $(1,044,621)
                                                          =========      =========          =========       =========



PER SHARE DATA
--------------
Basic Shares Outstanding                                  5,488,089      5,453,219          5,485,090       5,550,799
Basic (Loss) Per Share                                       $(0.67)        $(0.20)            $(0.65)         $(0.19)

Diluted Shares Outstanding                                5,488,089      5,453,219          5,485,090       5,550,799
Diluted (Loss) Per Share                                     $(0.67)        $(0.20)            $(0.65)         $(0.19)



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                         Three Months Ended June 30         Six Months Ended June 30
                                                         --------------------------         ------------------------
                                                            2002           2001               2002            2001
                                                            ----           ----               ----            ----
Net (Loss)                                              $(3,662,872)   $(1,096,725)       $(3,556,820)    $(1,044,621)

Other changes in comprehensive income, net of tax:
   Unrealized gains (losses) on securities classified
   as available-for-sale arising during the period        1,253,350       (249,647)           464,466         746,880
   Less: reclassification adjustment for (gains)
   and losses included in net income (loss)                       -         (2,120)               143          13,403
                                                          ---------      ---------          ---------       ---------
            Comprehensive (Loss)                        $(2,409,522)   $(1,348,492)       $(3,092,211)      $(284,338)
                                                          =========      =========          =========        ========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                       --------------------------------
                                                                                          2002                   2001
                                                                                          ----                   ----
Cash Flows from Operating Activities:
   Net (Loss)                                                                         $(3,556,820)           $(1,044,621)
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                         37,397                 45,511
      Bond amortization, net                                                              190,995                196,338
      Net realized loss on sale of securities                                                 216                 20,308
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     (57,966)              (291,374)
      Reinsurance recoverable                                                          (4,700,025)              (372,458)
      Prepaid reinsurance premiums                                                        (12,376)               (32,792)
      Deferred policy acquisition costs                                                 (257,973)              (313,228)
      Other assets                                                                        212,890               (763,263)
      Reserve for unpaid losses and loss adjustment expenses                            8,917,693                396,707
      Unearned premium reserve                                                          1,384,992              1,501,237
      Funds held as security and advanced premiums                                        402,193                 65,977
      Accrued expenses and other liabilities                                           (2,039,485)              (599,220)
      Income taxes current/deferred                                                       110,463                129,179
      Federal income tax recoverable                                                    3,439,977                      -
                                                                                        ---------              ---------
          Net Cash Provided (Used) from Operations                                      4,072,171             (1,061,699)
                                                                                        ---------              ---------

Investing Activities
     Purchase of fixed maturity investments                                            (6,217,820)            (4,154,470)
     Proceeds from maturity of fixed maturity investments                               5,105,000              6,872,180
     Net (increase) decrease in short-term investments                                 (2,579,285)               249,833
     Additions to property and equipment                                                 (130,575)              (189,432)
                                                                                        ---------              ---------
          Net Cash Provided (Used) by Investing Activities                             (3,822,680)             2,778,111
                                                                                        ---------              ---------

Financing Activities
     Proceeds from issuance of common stocks                                               28,858                      -
     Repurchase of common stock                                                                 -             (1,383,186)
     Dividends paid to shareholders                                                      (274,477)              (272,633)
                                                                                         --------              ---------
          Net Cash (Used) by Financing Activities                                        (245,619)            (1,655,819)
                                                                                         --------              ---------

               Net increase in cash                                                         3,872                 60,593
               Cash at beginning of period                                                 45,001                 54,806
                                                                                           ------                -------
                  Cash at End of Period                                                   $48,873               $115,399
                                                                                           ======                =======

Supplemental Cash Flow Information Cash paid during the period for:
     Interest                                                                                   -                  $  75
     Income taxes                                                                         $30,000                $10,000


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1985 Stock Option Plan provided for the grant of incentive stock options to officers and key employees. The Plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 2002, all options available under this plan have been exercised or terminated. There are no additional options available for future grant under the 1985 Plan.

The Company's 1999 Omnibus Stock Plan also provides, among other things, for the grant of incentive options to officers and key employees. The Plan covers an aggregate of 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of June 30, 2002, there were options covering 105,000 shares of common stock outstanding under this Plan. Options covering 70,000 of these shares of common stock were exercisable.


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the six months ended June 30, 2002, the Company did not repurchase any shares of the Company's common stock. As of June 30, 2002, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465. The cost of the shares repurchased by the Company has been allocated $427,024 to capital stock and $5,090,441 to retained earnings.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001:

                                                     Three Months Ended June 30         Six Months Ended June 30
                                                     --------------------------         ------------------------
                                                       2002            2001               2002            2001
                                                       ----            ----               ----            ----
Basic (Loss) Per Share
----------------------
Net (loss) numerator                               $(3,662,872)     $(1,096,725)      $(3,556,820)     $(1,044,621)
                                                    ==========      ===========         =========      ===========

Weighted average shares outstanding denominator      5,488,089        5,453,219         5,485,090        5,550,799
                                                     =========        =========         =========        =========

     Basic (Loss) Per Share                             $(0.67)          $(0.20)           $(0.65)          $(0.19)


Diluted (Loss) Per Share
------------------------
Net (loss) numerator                               $(3,662,872)      $(1,096,725)     $(3,556,820)     $(1,044,621)
                                                     =========         =========        =========        =========

Weighted average shares outstanding                  5,488,089         5,453,219        5,485,090        5,550,799
Effect of diluted securities*                               -                 -                -                -
                                                     ---------         ---------        ---------        ---------
Diluted shares outstanding denominator               5,488,089         5,453,219        5,485,090        5,550,799
                                                     =========         =========        =========        =========

     Diluted (Loss) Per Share                           $(0.67)           $(0.20)          $(0.65)          $(0.19)

*In loss periods, options are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect.


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 85% of consolidated revenues for the three months and the six months ended June 30, 2002, and 84% of revenues for the three and the six months ended June 30, 2001. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                     Three Months Ended June 30         Six Months Ended June 30
                                                     --------------------------         ------------------------
                                                       2002            2001               2002            2001
                                                       ----            ----               ----            ----
Revenues
--------
Insurance company operation                         $9,630,189        $8,989,556      $18,613,628      $17,010,535

Other insurance operations                           4,837,211         4,524,309        9,474,668        8,802,162
Intersegment elimination (1)                        (3,138,945)       (2,872,878)      (6,107,848)      (5,523,842)
                                                     ---------         ---------        ---------        ---------
   Total other insurance operations                  1,698,266         1,651,431        3,366,820        3,278,320
                                                     ---------         ---------        ---------        ---------

     Total Revenues                                $11,328,455       $10,640,987      $21,980,448      $20,288,855
                                                    ==========        ==========       ==========       ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                        $(5,955,492)      $(2,134,389)     $(6,215,880)     $(2,307,685)
Other insurance operations                             418,371           398,973          815,197          560,434
                                                     ---------         ---------        ---------        ---------
     Total (Loss) Before Income Taxes              $(5,537,121)      $(1,735,416)     $(5,400,683)     $(1,747,251)
                                                     =========         =========        =========        =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE 5 - SEGMENT REPORTING (continued)
-------------------------------------
                                                         As of June 30
                                                         -------------
                                                    2002               2001
                                                    ----               ----
Assets
------
Insurance company operation                     $117,742,774       $106,352,408
Intersegment eliminations (2)                     (1,023,652)        (1,298,145)
                                                 -----------        -----------
   Total insurance company operation             116,719,122        105,054,263
Other insurance operations                        17,431,714         18,320,225
                                                 -----------        -----------
   Total Assets                                 $134,150,836       $123,374,488
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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2002, the Company had cash and investments of $98,225,463 (at amortized cost) of which $95,719,666 (97%) were investments of Crusader.

As of the quarter ended June 30, 2002, the Company had invested $92,733,683 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $92,733,683 (at amortized cost) include $7,156,320 (8%) of pre-refunded state and municipal tax-exempt bonds, $9,527,053 (10%) of U.S. treasury securities, $75,650,310 (82%) of high-quality industrial and miscellaneous bonds, and $400,000 of certificates of deposit. The tax-exempt interest income earned for the three months and the six months ended June 30, 2002, was $95,092 and $191,615, respectively.

The balance of the Company's investments are in high-quality, short-term investments that include, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

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

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. No shares were repurchased in the six months ended June 30, 2002.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2002, net of trust restriction of $855,103, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

In 2001, the Company initiated an upgrade and replacement of its printing and forms generation systems. As of the date of this report, the project has been completed. There are no other material commitments for capital expenditures as of the date of this report.

(b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the three months and six months ended June 30, 2002, to the three months and six months ended June 30, 2001, unless otherwise indicated.

The Company had a net loss of $3,662,872 for the three months ending June 30, 2002, compared to a net loss of $1,096,725 for the three months ended June 30, 2001, an increase in net loss of $2,566,147. For the six months ended June 30, 2002, the company had a net loss of $3,556,820 compared to a net loss of $1,044,621 for the six months ended June 30, 2001, an increase in net loss of $2,512,199. Total revenues increased $687,468 (6%) to $11,328,455 for the three months and $1,691,593 (8%) to $21,980,448 for the six months ended June 30, 2002, when compared to total revenues of $10,640,987 for the three months and $20,288,855 for the six months ended June 30, 2001.

Premium written, before reinsurance, increased $880,294 (9%) to $10,495,708 for the three months and $1,935,189 (10%) to $20,426,038 for the six months ended June 30, 2002, compared to written premium of $9,615,414 for the three months and $18,490,849 for the six months ended June 30, 2001. The Company primarily writes commercial multiple peril business package policies. This line of business represents approximately 97% of Crusader's total written premium for the three months and six months ended June 30, 2002.

Written premium in California increased $1,571,920 (20%) to $9,614,997 in the three months and $2,931,723 (19%) to $18,464,951 in the six months ended June 30, 2002, compared to the three and six month periods of the prior year. Premiums written outside of California decreased $691,626 (44%) to $880,711 in the three months and $996,534 (34%) to $1,961,087 in the six months ended June 30, 2002, compared to the three and six month periods of the prior year. The increase in written premium in the state of California was primarily the result of the continued subsidence in priced-based competition in the property casualty insurance market that has resulted in the Company's products becoming more competitive. The Company cannot determine how long the existing market conditions in California will continue, nor in which direction they might change.

The decrease in written premium outside of California was primarily attributable to rate increases and coverage restrictions implemented in the third quarter of 2001 which made the Company's products less competitive. Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In August 2002, the Company placed moratoriums on a substantial amount of non-California business until further studies can be completed regarding underwriting and pricing. The Company estimates that approximately one-half of non-California business in force at June 30, 2002, will be cancelled or non-renewed during the next twelve months.

Crusader's written premium by state is as follows:

                                  Three Months Ended June 30                            Six Months Ended June 30
                                  --------------------------                            ------------------------
                                                           Increase                                             Increase
                              2002            2001        (Decrease)             2002             2001         (Decrease)
                              ----            ----         --------              ----             ----          --------

 California                $9,614,997      $8,043,077    $1,571,920          $18,464,951      $15,533,228      $2,931,723
 Ohio                         131,463         385,195      (253,732)             414,695          696,346        (281,651)
 Arizona                      162,322         353,151      (190,829)             399,902          633,782        (233,880)
 Montana                      159,283         192,317       (33,034)             281,880          308,592         (26,712)
 Pennsylvania                 100,751         156,229       (55,478)             276,502          400,006        (123,504)
 Oregon                        89,824         109,412       (19,588)             229,988          242,448         (12,460)
 Washington                    93,351         179,604       (86,253)             184,766          295,078        (110,312)
 Nevada                       111,611         115,208        (3,597)             120,855          127,803          (6,948)
 Texas                         14,695          70,359       (55,664)              28,286          233,015        (204,729)
 Idaho                         17,411           6,018        11,393               24,213           15,707           8,506
 Kentucky                                       4,844        (4,844)                    -           4,844          (4,844)
                           ----------       ---------       -------           ----------       ----------       ---------
      Total               $10,495,708      $9,615,414      $880,294          $20,426,038      $18,490,849      $1,935,189
                           ==========       =========       =======           ==========       ==========       =========

PREMIUM EARNED, before reinsurance, increased $1,107,746 (13%) to $9,788,073 for the three months and $2,051,433 (12%) to $19,041,046 for the six months ended June 30, 2002, compared to $8,680,327 for the three months and $16,989,613 for the six months ended June 30, 2001. The Company writes annual policies and therefore earns written premium over the one-year policy term. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

PREMIUM CEDED increased $439,031 (40%) to $1,532,697 for the three months and $423,438 (15%) to $3,193,927 for the six months ended June 30, 2002, compared to premium ceded of $1,093,666 for the three months and $2,770,489 for the six months ended June 30, 2001. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. The change in premium ceded between the three and six month periods ended June 30, 2002, and June 30, 2001, is as follows:

                                       Three Months Ended      Six Months Ended
                                         June 30, 2002            June 30,2002
                                         -------------            ------------

Increase in premium ceded under
  current reinsurance contracts           $ 619,500               $ 1,191,317
(Decrease) in provisionally rated
   premium ceded                           (180,469)                 (767,879)
                                            -------                   -------
       Net increase in premium ceded       $439,031                  $423,438
                                            =======                   =======

The increase in premium ceded under current reinsurance contracts is primarily due to rate increases effective January 1, 2002, and the increase in earned premium on which these rates are based. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer.

NET INVESTMENT INCOME, excluding realized investment gains, decreased $42,436 (3%) to $1,389,029 for the three months and $113,534 (4%) to $2,785,265 for the six months ended June 30, 2002, compared to investment income of $1,431,465 for the three months and $2,898,799 for the six months ended June 30, 2001. The decrease in investment income is primarily due to a general lowering of yields on new and reinvested assets due to current market conditions.

GROSS COMMISSION AND FEE INCOME increased $60,981 (4%) to $1,449,013 for the three months and $139,201 (5%) to $2,888,000 for the six months ended June 30, 2002, compared to commission and fee income of $1,388,032 for the three months and $2,748,799 for the six months ended June 30, 2001. The increase in commission income in the three and six months ended June 30, 2002, was primarily due to an increase in commission and fees earned by the daily automobile rental program and the health and life insurance programs. The increase in gross commission and fee income for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, are as follows:

                                       Three Months Ended      Six Months Ended
                                          June 30, 2002          June 30, 2002
                                          -------------          -------------
 Service fee income                         $ 8,983                  $ 22,103
 Health and life insurance program           27,947                    36,270
 Other commission and fee income             (7,075)                  (14,868)
 Workers' compensation program                3,362                       391
 Daily automobile rental insurance program:
   Excluding contingent commission           27,764                    38,503
   Contingent commission                          -                    56,802
                                             ------                   -------
 Net increase in commission and fee income  $60,981                  $139,201
                                             ======                   =======

The Company's filing with regulatory authorities for a rate increase of its California service fee from $100 per policy to $165 per policy was approved in June 2002 and will be implemented for policies effective in late August 2002. The Company wrote 8,487 California policies in the six months ended June 30, 2002, and 16,723 in the year ended December 31, 2001.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 151% of net premium earned for the three months and 119% of net premium earned for the six months ended June 30, 2002, compared to 108% of net premium earned for the three months and 96% of net premium earned for the six months ended June 30, 2001. This increase was primarily due to an increase in incurred losses of prior years of approximately $5,393,000 (adverse development) in the three months and $6,333,000 (adverse development) in the six months ended June 30, 2002, compared to an increase in incurred losses of prior years of approximately $2,992,000 (adverse development) in the three months and $3,877,000 (adverse development) in the six months ended June 30, 2001.

In the years ended December 31, 2001 and 2000, the Company significantly increased its estimates of ultimate losses for both reported and unreported claims primarily occurring from 1998 through 2000 and from 1993 though 1995 (the years most impacted by construction defect claims). As of December 31, 2001, the Company had instituted various underwriting changes to address the prior adverse development. However, development in the first and second quarter of 2002 indicated that the underwriting changes implemented through December 31, 2001, were not sufficient to fully address the development of losses primarily occurring subsequent to 1999 on the Company's special risk class of business and on business outside of California.

Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California continued to develop adversely and was not profitable for the Company. Although the Company either significantly increased rates or reduced coverages offered on this business in the third quarter of 2001, adverse loss development trends and declining sales on this business caused the Company to conclude that further steps were needed. Therefore, in August 2002 the Company placed moratoriums on a substantial amount of that business until further studies could be completed regarding underwriting and pricing. Direct written premium on non-California business was approximately $5,263,000 in the year ended December 31, 2001, and approximately $1,961,000 in the six months ended June 30, 2002. The Company estimates that approximately one-half of non-California business in force at June 30, 2002, will be cancelled or non-renewed during the next twelve months.

The Company is also in the process of increasing its rates on its special risk class of business. This class of business represents risks written within current underwriting programs that have a higher degree of exposure and require special pricing and underwriting. Direct written premium on this business was approximately $1,087,000 in the six months ended June 30, 2002, compared to $1,386,000 in the six months ended June 30, 2001. Direct written premium on this business was approximately $2,922,000 in the year ended December 31, 2001, and $2,851,000 in the year ended December 31, 2000. The Company believes that the decrease in written premium in the six months ended June 30, 2002, compared to the six months ended June 30, 2001, was primarily due to more selective underwriting. However, based upon the most recent loss development analysis, the Company believes that premium rate increases for this business are also necessary. Accordingly, the Company is in the process of substantially increasing its rates on this business. Such rate changes are required to be filed with and approved by regulatory authorities, and there is no assurance that these filings will be approved or how long they will take to implement. The Company cannot determine the effect any rate increases will have on sales; however, it believes that maintaining an adequate rate is more important than maintaining market share.

As disclosed in the Company's December 31, 2001 Annual Report, the Company has experienced adverse development on its apartment house business due to the effect of settlements on habitability claims. Those settlements were substantially influenced by a California statute that provides for the payment of plaintiff attorney fees without regard to policy limits and by the Montrose Chemical Corp. v. Admiral Insurance Company decision of 1995. In 2000, the Company modified its underwriting criteria to address this adverse development; and on June 24, 2002, the Company received approval from regulatory authorities to modify its policy form to limit the statutory attorney fee exposure. This modified policy form will apply to policies effective on and after September 7, 2002.

Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Primarily as a result of the underwriting losses in 2001 and 2000, the A.M. Best Company lowered Crusader's rating from A (Excellent) to A- (Excellent) effective March 26, 2002, based on financial information as of December 31, 2001. At the time the rating was lowered, A.M. Best remained concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization, and viewed that rating outlook as negative. The Company anticipates that the continued adverse development in the six months ended June 30, 2002, may impact Crusader's rating by the A.M. Best Company. A downgrade by the A.M. Best Company may have a negative impact on Crusader's sales.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 28% of net premium earned for the three months and six months ended June 30, 2002, and 28% of net earned premium for the three months and 29% of net earned premium for the six months ended June 30, 2001.

SALARIES AND EMPLOYEE BENEFITS decreased $65,129 (6%) to $1,051,456 for the three months and decreased $191,613 (9%) to $2,038,677 for the six months ended June 30, 2002, compared to salary and employee benefits of $1,116,585 for the three months and $2,230,290 for the six months ended June 30, 2001.

COMMISSIONS TO AGENTS/BROKERS decreased $13,200 (4%) to $303,610 for the three months and $33,598 (5%) to $606,219 for the six months ended June 30, 2002, compared to commission expense of $316,810 for the three months and $639,817 for the six months ended June 30, 2001.

OTHER OPERATING EXPENSES increased $141,748 (24%) to $735,034 for the three months and $158,762 (12%) to $1,480,905 for the six months ended June 30, 2002, compared to operating expenses of $593,286 for the three months and $1,322,143 for the six months ended June 30, 2001.

INCOME TAX PROVISION was an income tax benefit of $1,874,249 (34% of pre-tax loss) for the three months and an income tax benefit of $1,843,863 (34% of pre-tax loss) for the six months ended June 30, 2002, compared to an income tax benefit of $638,691 (37% of pre-tax loss) in the three months and an income tax benefit of $702,630 (40% of pre-tax loss) in the six months ended June 30, 2001. This increase in tax benefit was primarily due the pre-tax loss of $5,537,121 in the three months and $5,400,683 in the six months ended June 30, 2002, compared to the pre-tax loss of $1,735,416 in the three months and $1,747,251 in the six months ended June 30, 2001. The income tax benefit as of June 30, 2002, arose primarily from the Company's ability to recover prior income taxes paid due to the carryback of current period net operating losses.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2002, and the three and six months ended June 30, 2001, was not significant.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, are forward looking. These statements, which may be identified by forward-looking words or phrases, such as "anticipate," "believe," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include underwriting actions not being effective, rate increases for coverages not being approved or sufficient, premium rate adequacy not being competitive, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, the Company's ability to introduce new profitable products, and the effect of the Company's decision not to expand geographically.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheets include a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                             June 30    December 31   Increase
                                              2002         2001      (Decrease)
                                              ----         ----       --------

Fixed maturity bonds (at amortized value)  $92,333,683  $91,411,859  $  921,824
Short-term cash investments (at cost)        5,442,907    2,863,622   2,579,285
Equity securities (at cost)                          -          216        (216)
Certificates of deposit (over 1 year,
  at cost)                                     400,000      400,000           -
                                            ----------   ----------   ---------
     Total invested assets                 $98,176,590  $94,675,697  $3,500,893
                                            ==========   ==========   =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.



PART II - OTHER INFORMATION
---------------------------

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
(c) During the quarter ended June 30, 2002, the Company issued 5,000 shares of its common stock upon exercise of employee stock options granted under the Unico American Corporation Employee Incentive Stock Option Plan. These shares were issued to one employee of the Company in exchange for $17,500.00 in cash. These shares were acquired for investment without a view to the public distribution or resale thereof, and the issuance thereof was exempt from the registration requirements under the Securities Act of 1933, as amended, under section 4(2) thereof as transactions not involving a public offering.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On May 31, 2002, the Company held its Annual Meeting of Stockholders.
(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.
(c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. There were 23,266 broker non-votes.

            Name                         For           Against or Withheld
            ----                         ---           -------------------

     Erwin Cheldin                    4,650,486              53,011
     Lester A. Aaron                  4,651,286              52,211
     Cary L. Cheldin                  4,650,886              52,611
     George C. Gilpatrick             4,651,286              52,211
     David A. Lewis                   4,700,786               2,711
     Warren D. Orloff                 4,700,786               2,711
     Donald B. Urfrig                 4,702,286               1,211


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits:
------------------------------------------------------
      99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
      99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:
      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.


                                             UNICO AMERICAN CORPORATION



Date:  August 14, 2002     By:  /s/  ERWIN CHELDIN
                                ------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:  August 14, 2002     By:  /s/ LESTER A. AARON
                                -------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
----------        -------------
  99.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

  99.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)