Form 10-Q
period 2002-09-30
UNICO AMERICAN CORP
filed 2002-11-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

        For the quarterly period from July 1, 2002 to September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    5,489,533
      Number of shares of common stock outstanding as of November 12, 2002

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    September 30    December 31
                                                        2002           2001
                                                        ----           ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value
        (amortized cost:  September 30, 2002
        $88,977,796; December 31, 2001
        $91,811,859)                                $93,707,190     $94,628,282

      Equity securities at market
        (cost: September 30, 2002  $0;
        December 31, 2001  $216)                              -             216
   Short-term investments, at cost                    9,565,785       2,863,622
                                                    -----------      ----------
      Total Investments                             103,272,975      97,492,120

Cash                                                     58,732          45,001
Accrued investment income                             1,399,537       1,768,058
Premiums and notes receivable, net                    6,901,637       6,248,327
Reinsurance recoverable:
   Paid losses and loss adjustment expenses             849,036         732,054
   Unpaid losses and loss adjustment expenses        15,929,104      10,748,080
Prepaid reinsurance premiums                             40,065          37,683
Deferred policy acquisition costs                     5,664,717       5,079,535
Property and equipment
  (net of accumulated depreciation)                     352,891         267,426
Deferred income taxes                                         -         556,251
Income taxes receivable                               1,844,589       5,398,939
Other assets                                            886,196         449,799
                                                    -----------     -----------
     Total Assets                                  $137,199,479    $128,823,273
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses          $69,023,571     $60,534,295
Unearned premiums                                    22,911,668      19,328,150
Advance premium and premium deposits                  1,612,068       1,083,995
Deferred income taxes                                   151,040               -
Income taxes payable                                     25,757               -
Accrued expenses and other liabilities                5,248,532       7,256,457
                                                     ----------      ----------
    Total Liabilities                               $98,972,636     $88,202,897
                                                     ----------      ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized
  10,000,000 shares; issued and
  outstanding shares 5,489,533 at
  September 30, 2002, and 5,481,288 at
  December 31, 2001                                  $2,700,272      $2,671,415
Accumulated other comprehensive income                3,121,400       1,858,839
Retained earnings                                    32,405,171      36,090,122
                                                     ----------      ----------
  Total Stockholders' Equity                        $38,226,843     $40,620,376
                                                     ----------      ----------

  Total Liabilities and Stockholders' Equity       $137,199,479    $128,823,273
                                                    ===========     ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30                         September 30
                                                            ------------                         ------------
                                                       2002             2001                 2002            2001
                                                       ----             ----                 ----            ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                                 $10,386,227      $9,014,402          $29,427,273      $26,004,015
     Premium ceded                                    1,474,213       1,523,605            4,668,140        4,294,094
                                                      ---------       ---------            ---------        ---------
          Net premium earned                          8,912,014       7,490,797           24,759,133       21,709,921
     Net investment income                            1,323,731       1,395,287            4,081,809        4,195,465
     Net realized investment (loss)                           -               -                 (216)         (23,520)
     Other income                                        19,098           2,572               27,745           17,325
                                                     ----------       ---------           ----------       ----------
          Total Insurance Company Revenues           10,254,843       8,888,656           28,868,471       25,899,191

Other Revenues from Insurance Operations
     Gross commissions and fees                       1,585,100       1,375,654            4,473,100        4,124,453
     Investment income                                   15,132          30,656               42,319          129,277
     Net realized investment gains                            -               -                    -            3,212
     Finance charges and late fees earned               220,547         223,722              659,364          644,929
     Other income                                         4,692           5,517               17,508           11,998
                                                     ----------      ----------           ----------       ----------
          Total Revenues                             12,080,314      10,524,205           34,060,762       30,813,060
                                                     ----------      ----------           ----------       ----------

EXPENSES
--------
Losses and loss adjustment expenses                   7,208,018      11,636,974           26,034,238       25,313,741
Policy acquisition costs                              2,364,701       2,233,370            6,793,811        6,400,459
Salaries and employee benefits                        1,198,074       1,052,922            3,236,751        3,283,212
Commissions to agents/brokers                           298,838         304,355              905,057          944,172
Other operating expenses                                731,784         606,386            2,212,689        1,928,529
                                                     ----------      ----------           ----------       ----------
     Total Expenses                                  11,801,415      15,834,007           39,182,546       37,870,113
                                                     ----------      ----------           ----------       ----------

     Income (Loss) Before Taxes                         278,899      (5,309,802)          (5,121,784)      (7,057,053)
Income Tax Provision (Benefit)                          132,554      (1,801,252)          (1,711,309)      (2,503,882)
                                                        -------       ---------            ---------        ---------
     Net Income (Loss)                                 $146,345     $(3,508,550)         $(3,410,475)     $(4,553,171)
                                                        =======       =========            =========        =========



PER SHARE DATA
--------------
Basic Shares Outstanding                              5,489,533       5,453,118            5,486,571        5,518,239
Basic Earnings (Loss) Per Share                           $0.03          $(0.64)              $(0.62)          $(0.83)

Diluted Shares Outstanding                            5,489,533       5,453,118            5,486,571        5,518,239
Diluted Earnings (Loss) Per Share                         $0.03          $(0.64)              $(0.62)          $(0.83)



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30                      September 30
                                                                   ------------                      ------------
                                                               2002           2001                2002            2001
                                                               ----           ----                ----            ----
Net Income (Loss)                                            $146,345     $(3,508,550)        $(3,410,475)    $(4,553,171)

Other changes in comprehensive income, net of tax:
    unrealized gains on securities classified as
    as available-for-sale arising during the period           797,952       1,425,058           1,262,418       2,171,938
Less: reclassification adjustment for losses
    included in net income (loss)                                   -               -                 143          13,403
                                                              -------       ---------           ---------       ---------
            Comprehensive Income (Loss)                      $944,297     $(2,083,492)        $(2,147,914)    $(2,367,830)
                                                              =======       =========           =========       =========



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                    2002            2001
                                                                                    ----            ----
Cash Flows from Operating Activities:
   Net (Loss)                                                                   $(3,410,475)    $(4,553,171)
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                   64,332          52,871
      Bond amortization, net                                                        290,656         288,065
      Net realized loss on sale of securities                                           216          20,308
   Changes in assets and liabilities
      Premium, notes and investment income receivable                              (284,789)       (153,153)
      Reinsurance recoverable                                                    (5,298,006)      1,141,194
      Prepaid reinsurance premiums                                                   (2,382)        (18,101)
      Deferred policy acquisition costs                                            (585,182)       (453,526)
      Other assets                                                                 (436,394)     (2,327,782)
      Reserve for unpaid losses and loss adjustment expenses                      8,489,276       5,609,496
      Unearned premium reserve                                                    3,583,518       1,884,751
      Funds held as security and advanced premiums                                  528,073        (849,498)
      Accrued expenses and other liabilities                                     (2,007,925)     (1,318,188)
      Income taxes current/deferred                                                  82,638        (117,103)
      Federal income tax recoverable                                              3,554,350               -
                                                                                  ---------         -------
          Net Cash Provided (Used) from Operations                                4,567,906        (793,837)
                                                                                  ---------         -------

Investing Activities
     Purchase of fixed maturity investments                                     (10,302,696)    (10,399,695)
     Proceeds from maturity of fixed maturity investments                        12,846,100      12,692,180
     Net (increase) decrease in short-term investments                           (6,702,163)        392,710
     Additions to property and equipment                                           (149,797)       (216,327)
                                                                                  ---------       ---------
          Net Cash Provided (Used) by Investing Activities                       (4,308,556)      2,468,868
                                                                                  ---------       ---------

Financing Activities
     Proceeds from issuance of common stock                                          28,858               -
     Repurchase of common stock                                                           -      (1,387,398)
     Dividends paid to shareholders                                                (274,477)       (272,633)
                                                                                    -------       ---------
          Net Cash (Used) by Financing Activities                                  (245,619)     (1,660,031)
                                                                                    -------       ---------

Net increase in cash                                                                 13,731          15,000
    Cash at beginning of period                                                      45,001          54,806
                                                                                     ------          ------
          Cash at End of Period                                                     $58,732         $69,806
                                                                                     ======          ======

Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                        -             $75
          Income taxes                                                              $75,636         $25,416



           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1985 Stock Option Plan provided for the grant of incentive stock options to officers and key employees. The Plan covers an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 2002, all options available under this plan have been exercised or terminated. There are no additional options available for future grant under the 1985 Plan.

The Company's 1999 Omnibus Stock Plan also provides, among other things, for the grant of incentive options to officers and key employees. The Plan covers an aggregate of 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of September 30, 2002, there were options covering 105,000 shares of common stock outstanding under this Plan. Options covering 92,500 of these shares of common stock were exercisable.


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the nine months ended September 30, 2002, the Company did not repurchase any shares of the Company's common stock. As of September 30, 2002, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465. The cost of the shares repurchased by the Company has been allocated $427,024 to capital stock and $5,090,441 to retained earnings.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001:

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30                       September 30
                                                                  ------------                       ------------
                                                               2002          2001                2002            2001
                                                               ----          ----                ----            ----
Basic Income (Loss) Per Share
-----------------------------
Net income (loss) numerator                                  $146,345     $(3,508,550)        $(3,410,475)    $(4,553,171)
                                                              =======      ==========           =========       =========
Weighted average shares outstanding denominator             5,489,533       5,453,118           5,486,571       5,518,239
                                                            =========       =========           =========       =========
     Basic Income (Loss) Per Share                              $0.03          $(0.64)             $(0.62)         $(0.83)


Diluted Income (Loss) Per Share
-------------------------------
Net income (loss) numerator                                  $146,345     $(3,508,550)        $(3,410,475)    $(4,553,171)
                                                              =======       ==========          =========       =========

Weighted average shares outstanding                         5,489,533       5,453,118           5,486,571       5,518,239
Effect of diluted securities *                                      -               -                   -               -
                                                            ---------       ---------           ---------       ---------
Diluted shares outstanding denominator                      5,489,533       5,453,118           5,486,571       5,518,239
                                                            =========       =========           =========       =========

     Diluted Income (Loss) Per Share                            $0.03          $(0.64)             $(0.62)         $(0.83)


* In loss periods, options are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect. For the three months ended September 30, 2002, options to exercise 92,500 shares are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect since the average market price during the period was less than the exercise price of the options.


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 85% of consolidated revenues for the three months and the nine months ended September 30, 2002, and 84% of revenues for the three and the nine months ended September 30, 2001. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30                        September 30
                                                           ------------                        ------------
                                                       2002            2001                2002            2001
                                                       ----            ----                ----            ----
Revenues
--------
Insurance company operation                         $10,254,843      $8,888,656         $28,868,471     $25,899,191

Other insurance operations                            5,502,237       4,442,261          14,976,905      13,244,423
Intersegment elimination (1)                         (3,676,766)     (2,806,712)         (9,784,614)     (8,330,554)
                                                      ---------       ---------           ---------       ---------
   Total other insurance operations                   1,825,471       1,635,549           5,192,291       4,913,869
                                                      ---------     -----------           ---------       ---------

     Total Revenues                                 $12,080,314     $10,524,205         $34,060,762     $30,813,060
                                                     ==========      ==========          ==========      ==========

Income  (Loss) Before Income Taxes
----------------------------------
Insurance company operation                           $(583,000)    $(5,587,410)        $(6,798,880)    $(7,895,095)
Other insurance operations                              861,899         277,608           1,677,096         838,042
                                                        -------       ---------           ---------       ---------
     Total Income (Loss) Before Income Taxes           $278,899     $(5,309,802)        $(5,121,784)    $(7,057,053)
                                                        =======       ==========          =========       =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 5 - SEGMENT REPORTING (continued)
-------------------------------------
                                                       As of September 30
                                                       ------------------
                                                       2002           2001
                                                       -----          ----
Assets
------
Insurance company operation                        $119,108,739    $107,924,575
Intersegment eliminations (2)                        (1,449,894)     (1,605,532)
                                                    -----------     -----------
   Total insurance company operation                117,658,845     106,319,043
Other insurance operations                           19,540,634      18,985,714
                                                    -----------     -----------
     Total Assets                                  $137,199,479    $125,304,757
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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 2002, the Company had cash and investments of $98,602,313 (at amortized cost) of which $95,597,204 (97%) were investments of Crusader.

As of the quarter ended September 30, 2002, the Company had invested $88,977,796 (at amortized cost) or 90% of its total invested assets of $98,543,581 (at amortized cost) in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $88,977,796 (at amortized cost) include $3,480,118 (4%) of pre-refunded state and municipal tax-exempt bonds, $10,525,610 (12%) of U.S. treasury securities, $74,572,068 (84%) of high-quality industrial and miscellaneous bonds, and $400,000 of certificates of deposit. The tax-exempt interest income earned for the three months and the nine months ended September 30, 2002, was $52,381 and $243,996, respectively.

The balance of the Company's investments are in high-quality, short-term investments that include, bank money market accounts, certificates of deposit, commercial paper, and a short-term treasury money market fund.

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

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. No shares were repurchased in the nine months ended September 30, 2002.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 2002, net of trust restriction of $699,749, statutory deposits of $2,725,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Unico has a $2,000,000 line of credit with Union Bank of California. As of September 30, 2002, no amounts were borrowed and the Company does not intend to utilize its credit line during the remainder of its current term. This credit line expires on November 4, 2002, at which time it is not expected to be renewed.

In 2001, the Company initiated an upgrade and replacement of its printing and forms generation systems. As of the date of this report, the project has been completed with a total cost of approximately $95,000. There are no material commitments for capital expenditures as of the date of this report.

State of California Regulatory Proceedings
------------------------------------------
On June 27, 2002, Crusader filed a lawsuit against California Insurance Commissioner Harry Low over a Market Conduct Report that was made public by that commissioner. The report, which was adopted by the Commissioner on June 17, 2002, was based on an examination conducted by the California Department of Insurance around May 10, 2001. Crusader brought an action to correct what it concluded were inaccuracies in the report. The Insurance Commissioner responded to Crusader's lawsuit with a demurrer that was overruled by the Los Angeles Superior Court on September 30, 2002. Thereafter, on October 24, 2002, the Insurance Commissioner ordered Crusader to appear before the Office of Administrative Hearing on January 28, 2003, to show cause why the Insurance Commissioner should not issue an order requiring the Company to pay penalties on the violations alleged in the report. Crusader contends that its conduct was reasonable and intends to vigorously defend these charges. The Company does not believe that the outcome of this matter will have a materially adverse effect on its financial statements. No penalties on the violations alleged in the report have been accrued in the financial statements.


(b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the three months and nine months ended September 30, 2002, to the three months and nine months ended September 30, 2001, unless otherwise indicated.

The Company had net earnings of $146,345 for the three months ending September 30, 2002, compared to a net loss of $3,508,550 for the three months ended September 30, 2001, an increase from prior year quarter of $3,654,895. For the nine months ended September 30, 2002, the Company had a net loss of $3,410,475 compared to a net loss of $4,553,171 for the nine months ended September 30, 2001, a decrease in net loss of $1,142,696. Total revenues increased $1,556,109 (15%) to $12,080,314 for the three months and $3,247,702 (11%) to $34,060,762 for the nine months ended September 30, 2002, when compared to total revenues of $10,524,205 for the three months and $30,813,060 for the nine months ended September 30, 2001.

PREMIUM WRITTEN, before reinsurance, increased $3,186,839 (34%) to $12,584,755 for the three months and $5,122,028 (18%) to $33,010,793 for the nine months ended September 30, 2002, compared to written premium of $9,397,916 for the three months and $27,888,765 for the nine months ended September 30, 2001. The Company primarily writes commercial multiple peril business package policies. This line of business represents approximately 96% and 97% of Crusader's total written premium for the three months and nine months ended September 30, 2002, respectively.

Written premium in California increased $3,311,982 (40%) to $11,612,841 in the three months and $6,243,705 (26%) to $30,077,792 in the nine months ended September 30, 2002, compared to the three and nine month periods of the prior year. Premiums written outside of California decreased $125,143 (11%) to $971,914 in the three months and $1,121,677 (28%) to $2,933,001 in the nine months ended September 30, 2002, compared to the three and nine month periods of the prior year. The increase in written premium in the state of California was primarily the result of the continued subsidence in priced-based competition in the property casualty insurance market that has resulted in the Company's products becoming more competitive. The Company cannot determine how long the existing market conditions in California will continue, nor in which direction they might change.

Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In August 2002, the Company placed moratoriums on a substantial amount of non-California business until further studies can be completed regarding underwriting and pricing. The Company estimates that approximately one-half of non-California business in force at June 30, 2002, will be cancelled or non-renewed by June 30, 2003. The decrease in written premium outside of California was also attributable to rate increases and coverage restrictions implemented on non-California business in the third quarter of 2001 which made the Company's products less competitive.

Crusader's written premium by state is as follows:


                                Three Months Ended September 30                      Nine Months Ended September 30
                                -------------------------------                      ------------------------------
                                                          Increase                                              Increase
                              2002            2001       (Decrease)               2002            2001         (Decrease)
                              ----            ----        --------                ----            ----          --------
 California               $11,612,841      $8,300,859    $3,311,982          $30,077,792      $23,834,087      $6,243,705
 Ohio                         258,657         268,826       (10,169)             673,352          965,172        (291,820)
 Arizona                      166,290         198,166       (31,876)             566,192          831,948        (265,756)
 Montana                      111,992         125,112       (13,120)             393,872          433,704         (39,832)
 Pennsylvania                 100,935         122,986       (22,051)             377,437          522,992        (145,555)
 Oregon                       119,677          77,325        42,352              349,665          319,773          29,892
 Washington                   119,225         169,494       (50,269)             303,991          464,572        (160,581)
 Nevada                        84,307          48,722        35,585              205,162          176,525          28,637
 Idaho                         12,282           4,901         7,381               36,495           20,608          15,887
 Texas                         (1,451)         64,623       (66,074)              26,835          297,638        (270,803)
 Kentucky                           -          16,902       (16,902)                  -            21,746         (21,746)
                           ----------       ---------     ---------           ----------       ----------       ---------
      Total               $12,584,755      $9,397,916    $3,186,839          $33,010,793      $27,888,765      $5,122,028
                           ==========       =========     =========           ==========       ==========       =========


PREMIUM EARNED, before reinsurance, increased $1,371,825 (15%) to $10,386,227 for the three months and $3,423,258 (13%) to $29,427,273 for the nine months ended September 30, 2002, compared to $9,014,402 for the three months and $26,004,015 for the nine months ended September 30, 2001. The Company writes annual policies, and therefore, earns written premium over the one-year policy term. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

PREMIUM CEDED decreased $49,392 (3%) to $1,474,213 for the three months and increased $374,046 (9%) to $4,668,140 for the nine months ended September 30, 2002, compared to premium ceded of $1,523,605 for the three months and $4,294,094 for the nine months ended September 30, 2001. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. The change in premium ceded between the three and nine month periods ended September 30, 2002, and September 30, 2001, is as follows:

                                        Three Months Ended    Nine Months Ended
                                        September 30, 2002    September 30,2002
                                        ------------------    -----------------
Increase in premium ceded under
  current reinsurance contracts              $715,206              $1,906,523
(Decrease) in provisionally rated
  premium ceded                              (764,598)             (1,532,477)
                                              -------               ---------
   Net increase (decrease) in premium ceded  $(49,392)               $374,046
                                               ======                 =======

The increase in premium ceded under current reinsurance contracts is primarily due to rate increases on reinsurance contracts effective January 1, 2002, and the increase in earned premium on which these rates are based. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer.

NET INVESTMENT INCOME, excluding realized investment gains, decreased $87,080 (6%) to $1,338,863 for the three months and $200,614 (5%) to $4,124,128 for the nine months ended September 30, 2002, compared to investment income of $1,425,943 for the three months and $4,324,742 for the nine months ended September 30, 2001. The decrease in investment income is primarily due to a general lowering of yields on new and reinvested assets due to current market conditions.

GROSS COMMISSION AND FEE INCOME increased $209,446 (15%) to $1,585,100 for the three months and $348,647 (8%) to $4,473,100 for the nine months ended September 30, 2002, compared to commission and fee income of $1,375,654 for the three months and $4,124,453 for the nine months ended September 30, 2001. The increase in commission and fee income in the three and nine months ended September 30, 2002, was primarily due to an increase in policy fees earned on policies written by Crusader.

The increase in policy fee income was primarily due to an increase in the fee from $100 to $165 per California policy. This increase was approved by California regulatory authorities on June 21, 2002, and was implemented for policies effective on and after the latter part of August 2002. The Company wrote 13,169 California policies in the nine months ended September 30, 2002, and 16,723 in the year ended December 31, 2001.

The increase in gross commission and fee income for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, are as follows:

                                        Three Months Ended     Nine Months Ended
                                        September 30, 2002    September 30, 2002
                                        ------------------    ------------------
Policy fee income                           $156,429               $178,532
Health and life insurance program             48,456                 84,727
Other commission and fee income              (16,843)               (31,712)
Workers' compensation program                 (7,733)                (7,342)
Daily automobile rental insurance program     29,137                124,442
                                             -------                -------
Net increase in commission and fee income   $209,446               $348,647
                                             =======                =======

LOSSES AND LOSS ADJUSTMENT EXPENSES were 81% of net premium earned for the three months and 105% of net premium earned for the nine months ended September 30, 2002, compared to 155% of net premium earned for the three months and 117% of net premium earned for the nine months ended September 30, 2001. Incurred losses of prior years increased approximately $804,000 (adverse development) in the three months and $7,137,000 (adverse development) in the nine months ended September 30, 2002, compared to an increase in incurred losses of prior years of approximately $6,222,000 (adverse development) in the three months and $10,099,000 (adverse development) in the nine months ended September 30, 2001.

In the years ended December 31, 2001 and 2000, the Company significantly increased its estimates of ultimate losses for both reported and unreported claims primarily occurring from 1998 through 2000 and from 1993 through 1995 (the years most impacted by construction defect claims). As of December 31, 2001, the Company had instituted various underwriting changes to address the prior adverse development. However, development in the first and second quarter of 2002 indicated that the underwriting changes implemented through December 31, 2001, were not sufficient to fully address the development of losses primarily occurring subsequent to 1999 on the Company's special risk class of business and on business outside of California. Development of prior years' losses in the third quarter ended September 30, 2002, indicated that additional reserves were warranted.

Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California continued to develop adversely and was not profitable for the Company. Although the Company either significantly increased rates or reduced coverages offered on this business in the third quarter of 2001, adverse loss development trends and declining sales on this business caused the Company to conclude that further steps were needed. Therefore, in August 2002 the Company placed moratoriums on a substantial amount of that business until further studies could be completed regarding underwriting and pricing. Direct written premium on non-California business was approximately $5,263,000 in the year ended December 31, 2001, and approximately $2,933,000 in the nine months ended September 30, 2002. The Company estimates that approximately one-half of non-California business in force at June 30, 2002, will be cancelled or non-renewed by June 30, 2003.

The Company is also in the process of increasing its rates on its special risk class of business. This class of business represents risks written within current underwriting programs that have a higher degree of exposure and require special pricing and underwriting. Direct written premium on this business was approximately $693,000 in the three months and $1,780,000 in the nine months ended September 30, 2002, compared to $857,000 in the three months and $2,243,000 in the nine months ended September 30, 2001. Direct written premium on this business was approximately $2,922,000 in the year ended December 31, 2001, and $2,851,000 in the year ended December 31, 2000. The Company believes that the decrease in written premium in the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, was primarily due to more selective underwriting. However, based upon the most recent loss development analysis, the Company believes that premium rate increases for this business are also necessary. Accordingly, the Company is in the process of substantially increasing its rates on this business. Such rate changes are required to be filed with and approved by regulatory authorities, and there is no assurance that these filings will be approved or how long they will take to implement. The Company cannot determine the effect any rate increases will have on sales; however, it believes that maintaining an adequate rate is more important than maintaining market share.

As disclosed in the Company's December 31, 2001 Annual Report on Form 10K, the Company has experienced adverse development on its apartment house business due to the effect of settlements on habitability claims. Those settlements were substantially influenced by California law that provides for the payment of plaintiff attorney fees without regard to policy limits and by the "Montrose Chemical Corp. v. Admiral Insurance Company" decision of 1995 that expands coverage through multiple policy periods for continuing and progressive damages. In 2000, the Company modified its underwriting criteria to address this adverse development; and on June 24, 2002, the Company received approval from regulatory authorities to modify its policy form to limit the statutory attorney fee exposure. This modified policy form applies to policies effective on and after September 7, 2002.

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

Primarily as a result of the underwriting losses in 2001 and 2000, the A.M. Best Company lowered Crusader's rating from A (Excellent) to A- (Excellent) effective March 26, 2002, based on financial information as of December 31, 2001. At the time the rating was lowered, A.M. Best remained concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization, and viewed that rating outlook as negative. Due to the continued adverse development in the six months ended June 30, 2002, on October 3, 2002, A.M. Best Company lowered Crusader's rating to B+ (Very Good) and continues to view its rating outlook as negative.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 27% of net premium earned for the three months and nine months ended September 30, 2002, and 30% of net earned premium for the three months and 29% of net earned premium for the nine months ended September 30, 2001.

SALARIES AND EMPLOYEE BENEFITS increased $145,152 (14%) to $1,198,074 for the three months and decreased $46,461 (1%) to $3,236,751 for the nine months ended September 30, 2002, compared to salary and employee benefits of $1,052,922 for the three months and $3,283,212 for the nine months ended September 30, 2001. The increase in the three months ended September 30, 2002 was primarily due to a decrease in salaries and employee benefits being allocated to policy acquisition costs.

COMMISSIONS TO AGENTS/BROKERS decreased $5,517 (2%) to $298,838 for the three months and $39,115 (4%) to $905,057 for the nine months ended September 30, 2002, compared to commission expense of $304,355 for the three months and $944,172 for the nine months ended September 30, 2001.

OTHER OPERATING EXPENSES increased $125,398 (21%) to $731,784 for the three months and $284,160 (15%) to $2,212,689 for the nine months ended September 30, 2002, compared to operating expenses of $606,386 for the three months and $1,928,529 for the nine months ended September 30, 2001. The increase in the three and nine months ended September 30, 2002, was primarily due to an increase in legal fees and regulatory examination fees.

INCOME TAX PROVISION was $132,554 (48% of pre-tax income) for the three months and an income tax benefit of $1,711,309 (33% of pre-tax loss) for the nine months ended September 30, 2002, compared to an income tax benefit of $1,801,252 (34% of pre-tax loss) in the three months and an income tax benefit of $2,503,882 (35% of pre-tax loss) in the nine months ended September 30, 2001. This decrease in tax benefit was primarily due the pre-tax income of $278,899 in the three months and pre-tax loss of $5,121,784 in the nine months ended September 30, 2002, compared to the pre-tax loss of $5,309,802 in the three months and $7,057,053 in the nine months ended September 30, 2001. The income tax benefit for the nine months ended September 30, 2002, arose primarily from the Company's ability to recover prior income taxes paid due to the carryback of current period net operating losses.

The effect of inflation on net income of the Company during the three and nine months ended September 30, 2002, and the three and nine months ended September 30, 2001, was not significant.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, are forward looking. These statements, which may be identified by forward-looking words or phrases, such as "anticipate," "believe," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include underwriting actions not being effective, rate increases for coverages not being approved or sufficient, premium rate adequacy not being competitive, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, the Company's ability to introduce new profitable products, and the effect of the Company's decision not to expand geographically.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheets include a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:


                                                September 30    December 31       Increase
                                                    2002           2001          (Decrease)
                                                    ----           ----           --------
Fixed maturity bonds (at amortized value)        $88,577,796    $91,411,859     $(2,834,063)
Short-term cash investments (at cost)              9,565,785      2,863,622       6,702,163
Equity securities (at cost)                                -            216            (216)
Certificates of deposit (over 1 year, at cost)       400,000        400,000               -
                                                  ----------     ----------        ---------
     Total invested assets                       $98,543,581    $94,675,697       $3,867,884
                                                  ==========     ==========        =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
Within the 90-day period prior to the filing of this report, an evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



PART II - OTHER INFORMATION
---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a) Exhibits:
      99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
      99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K: None.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto authorized.


                                UNICO AMERICAN CORPORATION



Date:   November 12, 2002       By: /s/ ERWIN CHELDIN
                                ---------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   November 12, 2002       By: /s/ LESTER A. AARON
                                -----------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Erwin Cheldin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Unico American Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002.


/s/  Erwin Cheldin
------------------
Erwin Cheldin
Chairman of the Board, President and Chief Executive Officer

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Lester A. Aaron, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Unico American Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002.


/s/  Lester A. Aaron
--------------------
Lester A. Aaron
Treasurer, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.        Description

  99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

  99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)