Form 10-K
period 2002-12-31
UNICO AMERICAN CORP
filed 2003-03-31
CIK 100716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the year ended December 31, 2002        Commission File No. 0-3978

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X
           -

The aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2002, the last business day of Registrant's most recently completed second fiscal quarter was $14,725,705.

                                    5,489,533
        Number of shares of common stock outstanding as of March 21, 2003

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2002, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120 day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

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

Descriptions of the Company's operations in the following paragraphs are categorized between the Company's major segment, its insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company ("Crusader"), Unico's property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2002, and December 31, 2001, are as follows:



                                                                                     Year ended December 31
                                                                                     ----------------------
                                                                            2002                            2001
                                                                   ------------------------       ------------------------
                                                                                    Percent                        Percent
                                                                                   of Total                       of Total
                                                                      Total         Company          Total         Company
                                                                     Revenues      Revenues         Revenues      Revenues

Insurance Company Revenues                                         $38,813,870       84.3%         $35,563,628       84.4%

Other Revenues from Insurance Operations
Health and life insurance program commission income                  2,741,672        6.0%           2,582,290        6.1%
Service fee income                                                   2,241,883        4.9%           1,726,811        4.1%
Daily automobile rental insurance program
  commission and claim administration fees                             789,483        1.7%             667,418        1.6%
Association operations membership and fee income                       424,784        0.9%             398,677        1.0%
Other commission and fee income                                         50,944        0.1%             114,029        0.3%
Workers' compensation program commission income                         12,258          -               19,730          -
                                                                     ---------       ----            ---------       ----
      Total gross commission and fee income                          6,261,024       13.6%           5,508,955       13.1%
Insurance premium financing operation finance
   charges and late fees                                               878,316        1.9%             868,496        2.1%
Non-insurance company investment income                                 56,176        0.1%             159,600        0.4%
Other income                                                            19,256        0.1%              16,227          -
                                                                     ---------       ----            ---------       ----
      Total Other Revenues from Insurance Operations                 7,214,772       15.7%           6,553,278       15.5%
                                                                     ---------       ----            ---------       ----

       Total Revenues                                              $46,028,642      100.0%         $42,116,906      100.0%
                                                                    ==========      =====           ==========      =====


                           INSURANCE COMPANY OPERATION
                           ---------------------------

General
-------
The insurance company operation is conducted through Crusader, which as of December 31, 2002, was licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon and Washington. Due primarily to the unprofitability of insurance underwritten outside the state of California, during 2001 and 2002 the Company substantially reduced the offering of insurance outside of California. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Insurance Company Operation. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. During the year ended December 31, 2002, 97% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

All of Crusader's business is produced by Unifax Insurance Systems, Inc., ("Unifax") its sister corporation. Unifax has substantial experience with these classes of business. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in the previous table. Crusader is licensed in property and casualty and disability lines of insurance by the California Department of Insurance.

Reinsurance
-----------
A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer that assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. In 2003, Crusader's primary excess of loss reinsurance agreements are with QBE Reinsurance Corporation (A.M. Best Rating A), St. Paul Fire & Marine Insurance Co. (A.M. Best Rating A), Hannover Ruckversicherungs (A.M. Best Rating A+), Mapfre Reinsurance Corporation (A.M. Best Rating A), and Chubb Re, Inc. (A.M. Best Rating A++). From 2000 to 2002, Crusader had its primary excess of loss reinsurance agreements with Partners Reinsurance Company of the U.S., a California admitted reinsurer rated A+ by the A.M. Best Company. In 1999, Crusader had its primary excess of loss reinsurance agreements with General Reinsurance Corporation, a California admitted reinsurer rated A++ by the A.M. Best Company. Crusader also has catastrophe reinsurance from various highly rated California admitted and Bermuda reinsurance companies. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company has no reinsurance recoverable balances in dispute.

The aggregate amount of earned premium ceded to the reinsurers was $7,209,573 for the fiscal year ended December 31, 2002, and $5,515,330 for the fiscal year ended December 31, 2001.

On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk. Concurrently, Crusader maintained catastrophe and clash covers (subject to a maximum occurrence and annual aggregate) to help protect the Company from one loss occurrence affecting multiple policies. Beginning January 1, 1998, an annual aggregate deductible of $750,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. On January 1, 2000, the annual aggregate deductible decreased to $500,000, on January 1, 2002, it increased to $675,000, and on January 1, 2003, it decreased to $500,000. Prior to January 1, 1998, National Reinsurance Corporation (acquired by General Reinsurance Corporation in 1996) charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisional rated treaty was cancelled on a runoff basis and replaced by a flat rated treaty on January 1, 1998.

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

Unpaid Losses and Loss Adjustment Expenses
------------------------------------------
Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. When a claim for loss is reported to the Company, a reserve is established for the expected cost to settle the claim, including estimates of any related legal expense and other costs associated with resolving the claim. These reserves are called "case based" reserves. In addition, the Company also sets up reserves at the end of each reporting period for losses that have occurred but have not yet been reported to the Company. These incurred but not reported losses are referred to as "IBNR" reserves.

Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Historical data includes the 18 years that Crusader has been in operation and the data from its general agent developed with other insurance companies prior to 1985. The ultimate liability of Crusader may be greater or less than estimated reserves. Reserves are monitored and adjusted when appropriate and reflected in the statement of operations in the period of adjustment. Reserves for losses and loss adjustment expenses are estimated to cover the future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

The process of establishing loss reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1993 through 2002. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

The table reflects redundancies and deficiencies in Crusader's net loss and loss adjustment expense reserves. At December 31, 2002, all periods reflected in the table reflected a cumulative deficiency. See discussion of losses and loss adjustment expenses in Item 7- Management Discussion and Analysis - Result of Operations - Insurance Company Operation.

Crusader is a relatively small insurance company with 18 years of its own statistical experience. Crusader is constantly changing its product mix and exposures, including the types of businesses insured within its business package program. Considering the uncertainties from this changing environment as well as its limited internal data and history, the Company recognizes the difficulties in developing its own unique reserving statistics; therefore, it incorporates industry standards and averages into its estimates. The Company believes that its loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company acts accordingly.

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


                                                CRUSADER INSURANCE COMPANY
                                ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                 Fiscal Year Ended March 31
                                    -----------------------------------------------------
                                       1993          1994          1995           1996
                                       ----          ----          ----           ----



Reserve for Unpaid Losses and
Loss Adjustment Expenses            $20,824,039   $21,499,778   $27,633,304   $32,682,153

Paid Cumulative as of
1 Year Later                          8,904,427     7,687,180     8,814,611     7,019,175
2 Years Later                        10,824,024    13,453,833    13,502,224    15,292,415
3 Years Later                        13,178,262    16,597,366    18,911,104    20,898,580
4 Years Later                        14,462,911    19,073,442    22,631,450    24,932,922
5 Years Later                        15,821,444    21,452,429    25,509,618    27,726,438
6 Years Later                        16,936,140    23,900,335    27,844,199    31,701,748
7 Years Later                        17,729,857    25,687,342    31,445,057    35,482,343
8 Years Later                        18,628,698    28,197,077    34,760,418
9 Years Later                        19,643,508    30,710,621
10 Years Later                       20,221,602

Reserves Reestimated as of
1 Year Later                         19,599,695    20,912,743    25,666,251    31,232,388
2 Years Later                        15,742,478    20,289,699    24,984,032    28,636,286
3 Years Later                        15,463,566    21,217,766    24,575,023    28,074,691
4 Years Later                        16,174,111    21,843,632    26,146,874    29,774,762
5 Years Later                        16,888,885    23,767,472    28,687,265    32,382,991
6 Years Later                        17,762,615    26,193,900    31,416,091    40,773,954
7 Years Later                        18,692,720    28,528,744    40,165,717    41,690,986
8 Years Later                        19,849,364    35,793,968    40,479,938
9 Years Later                        22,962,939    35,202,700
10 Years Later                       22,332,804

Cumulative Redundancy Deficiency    $(1,508,765) $(13,702,922  $(12,846,634)  $(9,008,833)
                                      =========    ==========    ==========     =========

Gross Liability for Unpaid Losses
  and Loss Adjustment Expenses      $23,011,868   $26,294,199   $32,370,752   $37,006,458

Ceded Liability for Unpaid Losses
  and Loss Adjustment Expenses       (2,187,829)   (4,794,421)   (4,737,448)   (4,324,305)
                                      ---------     ---------     ---------     ---------
Net Liability for Unpaid Losses
  and Loss Adjustment Expenses      $20,824,039   $21,499,778   $27,633,304   $32,682,153
                                     ==========    ==========    ==========    ==========

Gross Liability Reestimated         $32,515,508   $50,835,090   $60,188,534   $64,999,798
Ceded Liability Reestimated         (10,182,704)  (15,632,390)  (19,708,596)  (23,308,812)
                                     ----------    ----------    ----------    ----------
Net Liability Reestimated           $22,332,804   $35,202,700   $40,479,938   $41,690,986
                                     ==========    ==========    ==========    ==========
Gross Reserve Redundancy
  (Deficiency)                      $(9,503,640) $(24,540,891  $(27,817,782) $(27,993,340)
                                      =========    ==========    ==========    ==========

                                                                           CRUSADER INSURANCE COMPANY
                                                              ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                                          Fiscal Year Ended December 31
                                    -----------------------------------------------------------------------------------------------
                                       1996         1997          1998          1999          2000          2001          2002
                                       ----         ----          ----          ----          ----          ----          ----
                                       (Nine
                                       Months)
Reserve for Unpaid Losses and
Loss Adjustment Expenses            $37,111,846   $40,591,248   $40,374,232   $37,628,165   $34,546,026   $49,786,215   $53,956,945

Paid Cumulative as of
1 Year Later                         10,996,896    12,677,646    15,393,167    18,745,224    20,841,417    23,010,615
2 Years Later                        19,488,853    23,740,181    28,570,117    34,905,359    37,976,277
3 Years Later                        25,552,756    30,217,031    38,923,545    46,072,688
4 Years Later                        29,730,976    35,620,705    45,425,709
5 Years Later                        33,893,473    40,639,328
6 Years Later                        38,075,656
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Reserves Reestimated as of
1 Year Later                         32,838,369    35,730,603    39,132,945    41,898,796    53,872,376    57,577,066
2 Years Later                        31,086,210    36,032,215    43,164,627    56,423,375    59,746,880
3 Years Later                        32,347,788    38,844,953    52,349,735    59,486,543
4 Years Later                        35,513,862    45,907,785    54,291,547
5 Years Later                        43,335,778    47,940,955
6 Years Later                        44,588,020
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Cumulative Redundancy Deficiency    $(7,476,174)  $(7,349,707) $(13,917,315) $(21,858,378) $(25,200,854)  $(7,790,851)
                                      =========     =========    ==========    ==========    ==========     =========

Gross Liability for Unpaid Losses
  and Loss Adjustment Expenses      $39,740,865   $42,004,851   $41,513,945   $41,592,489   $45,217,369   $60,534,295   $74,905,284

Ceded Liability for Unpaid Losses
  and Loss Adjustment Expenses       (2,629,019)   (1,413,603)   (1,139,713)   (3,964,324)  (10,671,343)  (10,748,080)  (21,308,339)
                                      ---------     ---------     ---------     ---------    ----------    ----------    ----------
Net Liability for Unpaid Losses
  and Loss Adjustment Expenses      $37,111,846   $40,591,248   $40,374,232   $37,628,165   $34,546,026   $49,786,215   $53,596,945
                                     ==========    ==========    ==========    ==========    ==========    ==========    ==========

Gross Liability Reestimated         $71,730,267   $70,574,366   $80,025,697   $88,475,653   $90,851,899   $86,571,376
Ceded Liability Reestimated         (27,142,247)  (22,633,411)  (25,734,150)  (28,989,110)  (31,105,019)  (28,994,310)
                                     ----------    ----------    ----------    ----------    ----------    ----------
Net Liability Reestimated           $44,588,020   $47,940,955   $54,291,547   $59,486,543   $59,746,880   $57,577,066
                                     ==========    ==========    ==========    ==========    ==========    ==========
Gross Reserve Redundancy
  (Deficiency)                     $(31,989,402) $(28,569,515) $(38,511,752) $(46,883,164) $(45,634,530) $(26,037,081)
                                     ==========    ==========    ==========    ==========    ==========    ==========

Net Premium Written to Policyholders' Surplus Ratio
---------------------------------------------------
The following table shows, for the periods indicated, Crusader's statutory ratios of net premiums written to statutory policyholders' surplus. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that such ratio should generally be no greater than 3 to 1.


                                              Twelve months ended December 31
                            -------------------------------------------------------------------
Statutory:                      2002         2001          2000          1999          1998
----------                      ----         ----          ----          ----          ----
Net Premiums Written        $38,363,201   $32,106,175   $26,406,565   $26,209,180   $34,203,908

Policyholders' Surplus      $26,258,452   $27,519,538   $39,626,269   $40,952,456   $37,611,089
Ratio                         1.5 to 1      1.2 to 1      .7 to 1       .6 to 1       .9 to 1

Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory"). Statutory accounting practices differ in certain respects from generally accepted accounting principles. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or market value, depending on the quality of the security as specified by the NAIC;
(c) equity securities are valued by the NAIC as required by Statutory Accounting Principles; d) non-admitted assets are charged directly against surplus; (e) loss reserves and unearned premium reserves are stated net of reinsurance; and
(f) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed 10% of statutory surplus; changes in deferred taxes are recorded directly to surplus are regards policyholders.

Regulation
----------
The insurance company operation is subject to regulation by the California Department of Insurance ("the insurance department") and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance department's Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent examination of Crusader covered underwriting and rating practices for the period January 1, 2000, through June 18, 2001. The report on the results of that examination was issued on September 10, 2002. On September 25, 2002, Crusader notified the insurance department that it disagreed with certain findings contained in the report. Currently, one criticism is unresolved. The Company does not believe that this unresolved criticism will have a material impact on its financial statements. The insurance department also conducts periodic financial examinations of Crusader. The insurance department has completed its financial examination of Crusader's December 31, 2001, statutory financial statements. The report on the examination is pending finalization by the insurance department. The Company does not expect any material adjustments to Crusader's statutory financial statements.

In December 1993, the NAIC adopted a Risk-Based Capital ("RBC") Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than

200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2002, was 370% of authorized control level risk-based capital.

The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.


-------------------------   -----------------------------------   ----------------------------------------------------------
           LEVEL                           TRIGGER                                    CORRECTIVE ACTION
-------------------------   -----------------------------------   ----------------------------------------------------------
-------------------------   -----------------------------------   ----------------------------------------------------------
Company Action Level        Adjusted  Capital  less  than 200%    The insurer must submit a comprehensive plan to
                            of Authorized Control Level           insurance commissioner
-------------------------   -----------------------------------   ----------------------------------------------------------
-------------------------   -----------------------------------   ----------------------------------------------------------
Regulatory Action Level     Adjusted Capital less than 150%       In addition to above, insurer is subject to examination,
                            of Authorized Control Level           analysis and specific corrective action
-------------------------   -----------------------------------   ----------------------------------------------------------
-------------------------   -----------------------------------   ----------------------------------------------------------
Authorized Control Level    Adjusted Capital less than 100%       In addition to both of the above, insurance commissioner
                            of Authorized Control Level           may place insurer under regulatory control
-------------------------   -----------------------------------   ----------------------------------------------------------
-------------------------   -----------------------------------   ----------------------------------------------------------
Mandatory Control Level     Adjusted Capital less than 70% of     Insurer must be placed under regulatory control of
                            Authorized Control Level
-------------------------   -----------------------------------   ----------------------------------------------------------

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

In 2002, the Company was outside the usual values on 4 of the 12 IRIS ratio tests, primarily as a result of adverse loss and loss adjustment expense development. The IRIS ratio test outside the usual values were the Two Year Overall Operating Ratio, One Year Reserve Development to Surplus, Two Year Reserve Development to Surplus, and Estimated Current Reserve Deficiency to Surplus.

NAIC's Statutory Accounting Initiative
--------------------------------------
The NAIC's project to codify accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioners' discretion in determining appropriate statutory accounting for insurers in their states. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. Codification became effective on January 1, 2001. The primary effect of Codification on Crusader was the recognition, subject to limitations, of deferred tax assets previously not allowed. As of December 31, 2002, Crusader reported to the California Insurance Department in its annual statutory filing, total net deferred tax assets of $3,754,968 of which $2,431,675 was admitted and included in surplus and $1,323,293 was non-admitted and not included in surplus. The admitted deferred tax assets of $2,431,675 would not have been allowed prior to codification.

The Company is unable to predict how insurance rating agencies will interpret or react to any such changes. No assurance can be given that future legislative or regulatory changes resulting from such activities will not adversely affect the Company and its subsidiaries.

California Insurance Guarantee Association
------------------------------------------
The California Insurance Guarantee Association (the "Association") was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets.

The Company is subject to assessment by the Association for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. During 2002, the Company paid approximately $643,680 to the California Insurance Guarantee Association. The Company expects to recover these assessments in 2003. The California Insurance Guarantee Association imposed no other assessments against the Company in the last five years. The Company is also subject to the provisions of insurance guaranty associations in other states

Holding Company Act
-------------------
Crusader is subject to regulation by the insurance department pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the insurance department may examine the affairs of Crusader at any time. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the insurance department. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving the lesser of 3% of admitted assets or 25% of policyholders' surplus, as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the insurance department of any dividend after declaration, but prior to payment.

The Holding Company Act also provides that the acquisition or change of "control" of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or a person who controls a California insurance company, such as Crusader. A person seeking to acquire "control," directly or indirectly, of the Company must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganization or mergers without prior regulatory approval. The Company is in compliance with the Holding Company Act.

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

The claims-paying abilities of insurers are rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Claims-paying ratings are important for the marketing of certain insurance products. A higher rating generally indicates greater financial strength and a stronger ability to pay claims.

Primarily as a result of the underwriting losses in 2000 and 2001, the A.M. Best Company lowered Crusader's rating from A (Excellent) to A- (Excellent) effective March 26, 2002, based on financial information as of December 31, 2001. At the time the rating was lowered, A.M. Best remained concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization, and viewed the rating outlook as negative. Due to the continued adverse development in the six months ended June 30, 2002, on October 3, 2002, A.M. Best Company lowered Crusader's rating to B+ (Very Good) and continues to view its rating outlook as negative. The Company does not believe that the lowering of Crusader's rating from A- to B+ will have a material adverse effect on the Company.


Terrorism Risk Insurance Act of 2002
------------------------------------
On November 26, 2002, the federal government enacted the Terrorism Risk Insurance Act of 2002 (the "Act"), which established a temporary Federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses resulting from acts of terrorism, as defined within the Act. The Terrorism Insurance Program (the "Program") requires all commercial property and casualty insurers licensed in the United States to participate. The Program provides that in the event of a terrorist attack, as defined, resulting in insurance industry losses exceeding $5 million, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses up to $100 billion. Each insurance company is subject to a deductible based upon a percentage of the previous year's direct earned premium; with the percentage increasing each year. The Program requires that insurers notify in-force commercial policyholders by February 24, 2003 that coverage for terrorism acts is provided and the cost for this coverage. The Company is required to offer this coverage at each subsequent renewal even if the policyholder elected to exclude this coverage in the previous policy period. The Program became effective upon enactment and runs through December 31, 2005.

The Company does not write policies on properties considered to be a target of terrorist activities such as airports, hotels, large office structures, amusement parks, landmark defined structures or other public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low and consequently, few policyholders will buy this coverage.


                           OTHER INSURANCE OPERATIONS
                           --------------------------
General Agency Operations
-------------------------
Unifax primarily sells and services commercial multiple peril business insurance policies. In addition, it sells and services commercial liability, commercial property, and commercial earthquake insurance policies. Unifax's commercial earthquake and some of the commercial liability insurance policies are sold primarily in California for non-affiliated insurers. All other policies are sold and serviced for Crusader by Unifax in Arizona, California, Idaho, Kentucky, Montana, Nevada, Ohio, Oregon, Pennsylvania, Texas, and Washington. In August 2002, Crusader placed moratoriums on a substantial amount of non-California business in force at June 30, 2002.

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

Insurance Claim Administration Operation
----------------------------------------
The Company's subsidiary U.S. Risk Managers, Inc., ("U.S. Risk") provides insurance claim administration services to the non-affiliated property and casualty insurance companies that Bedford represents as a general agent. These services consist of receiving, reserving, adjusting, paying and accounting for insurance claims. U.S. Risk engages independent field examiners for all work performed outside the Company's office. U.S. Risk operates under a license issued by the California Department of Insurance and other states where applicable. For insurance policies effective on or after January 1, 2003, the non-affiliated insurance companies assumed the claim administration of these policies. Crusader administers adjusting services for Crusader policies and engages independent field examiners for all work performed outside the Company's office.

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

Health and Life Insurance Operations
------------------------------------
The Company's subsidiaries National Insurance Brokers, Inc., ("NIB") and American Insurance Brokers, Inc., ("AIB") market medical, dental, life, and vision insurance through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For their services, these subsidiaries receive a commission/override from the insurance company. Most of the business is produced through independent insurance agents and brokers who receive a commission from NIB or AIB. NIB and AIB hold licenses issued by the California Department of Insurance. All business is currently written in California. In January 2003, NIB assigned all its contacts and commissions to AIB and is now inactive.

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

                                   INVESTMENTS
                                   -----------
The investments of the Company are made by the Company's Chief Financial Officer under the supervision of an investment committee appointed by the Company's Board of Directors. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000. This dollar limitation excludes bond premiums paid in excess of par value, U.S. government or U.S. government guaranteed issues, and U.S. government agency obligations. The maximum investment authorized in any one U.S. government agency obligation is $3,000,000. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. Short-term investments consist of bank money market accounts, certificates of deposit, commercial paper, a U.S. government obligation money market fund, and U.S. treasury bills. These short-term investments are either U.S. government obligations, FDIC insured or are in an institution with a Moody's rating of P1 and/or Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any material financial impact.


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

Insurance Company and General Agency Operations (Property and Casualty)
----------------------------------------------------------------------
The Company's property and casualty insurance business continues to experience a competitive marketplace. There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company. In addition, Crusader competes not only with other insurance companies but also with the general agents. Many of these general agents offer more products than the Company. The principal method of competition among competitors is price. While the Company attempts to meet this competition with competitive prices, its emphasis is on service, promotion, and distribution. Additional information regarding competition in the insurance marketplace is discussed in the Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

Insurance Claim Administration Operation
----------------------------------------
The insurance claim administration operation generates all its business from insurance policies effective on or prior to December 31, 2002, that were produced by its sister company Bedford for a non-affiliated insurance company. Approximately 10% of Bedford's commission from the non-affiliated insurance company was charged and applied to the claim administration operation. This amount will cease for insurance policies effective in 2003 and the non-affiliated insurance company will assume the claim administration of these policies. The unearned claim administration income of $300,000 as of December 31, 2002, is anticipated to be sufficient to cover the cost to complete the claim administration on policies effective on or prior to December 31, 2002.

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

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is intense. In 2002 and 2001 approximately 94% of the Company's health and life insurance business was from the CIGNA HealthCare medical and dental plan programs.

In October 2003, CIGNA plans to discontinue its Individual and Family health insurance programs to all policyholders in the state of California. By April 1, 2003, AAQHC will notify the affected 5,353 Individual and Family members of CIGNA's withdrawal from the Individual market. AIB and AAQHC will assist this membership with the purchase of new health coverage through another insurance carrier over the next six months. AIB and AAQHC have secured relationships with other carriers including Health Net and Nationwide (formerly CalFarm) and will continue to diversify and offer a wider variety of products to its customers.

CIGNA small business group membership is comprised of 2,368 subscribers and 1,475 dependents and make up 42% of the health and life insurance operations. The CIGNA Small business group membership will not be affected by the withdrawal of CIGNA's Individual and Family programs.

In 2003/2004, AAQHC hopes to increase the CIGNA small group membership as well as expand the administration of the CIGNA group plans to include the large group market (groups up to 200 employees).


                                    EMPLOYEES
                                    ---------
On March 14, 2003, the Company employed 138 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.


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

State of California Regulatory Proceedings
------------------------------------------
On June 27, 2002, Crusader filed a lawsuit against California Insurance Commissioner Harry Low over a Market Conduct Report that was made public by that commissioner. The report, which was adopted by the Commissioner on June 17, 2002, was based on an examination conducted by the California Department of Insurance around May 10, 2001. Crusader brought an action to correct what it concluded were inaccuracies in the report. The Insurance Commissioner responded to Crusader's lawsuit with a demurrer that was overruled by the Los Angeles Superior Court on September 30, 2002. Thereafter, on October 24, 2002, the Insurance Commissioner ordered Crusader to appear before the Office of Administrative Hearing on January 28, 2003, to show cause why the Insurance Commissioner should not issue an order requiring the Company to pay penalties on the violations alleged in the report. The January 28, 2003, hearing has been continued to July 22, 2003. Crusader's lawsuit has been stayed pending the outcome of the order to show cause on July 22, 2003. Crusader contends that its conduct was reasonable and intends to vigorously defend these charges. The Company does not believe that the outcome of this matter will have a materially adverse effect on its financial statements. No penalties on the violations alleged in the report have been accrued in the financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) and dividends declared during the last two comparable twelve-month periods are as follows:

                               High          Low        Dividend
      Quarter Ended           Price         Price       Declared
      -------------           -----         -----        --------
      March 31, 2002          7.100         5.000         $0.05
      June 30, 2002           6.880         5.400
      September 30, 2002      5.490         3.750
      December 31, 2002       4.040         2.300


      March 31, 2001          6.625         5.375         $0.05
      June 30, 2001           6.400         5.300
      September 30, 2001      6.630         4.050
      December 31, 2001       6.750         4.900

As of December 31, 2002, the approximate number of shareholders of record of the Company's common stock was 500. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 1,000.

The Company has declared a cash dividend on its common stock annually since June 24, 1991. As a result of losses incurred by the Company during fiscal 2001 and 2002, the Company's Board of Directors concluded not to declare an annual cash dividend for 2003. Declaration of future annual cash dividends will be subject to the Company resuming profitability and its cash requirements. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see
Item 1 - Business - Insurance Company Operation - Holding Company Act). As of December 31, 2002, the maximum additional dividend that could have been made by Crusader to Unico without prior approval was $2,625,845.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 18 of Notes to Consolidated Financial Statements). No shares were repurchased during the year ended December 31, 2002. As of December 31, 2002, the Company has purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


Item 6.  Selected Financial Data
--------------------------------

                                                                      Fiscal year ended December 31
                                         -----------------------------------------------------------------------------------
                                                 2002              2001            2000             1999            1998
                                                 ----              ----            ----             ----            ----
 Total revenues                              $46,028,642      $42,116,906       $38,367,949      $40,734,257     $47,544,270
 Total costs and expenses                     50,842,701       58,840,015        38,174,336       33,609,368      34,789,372
                                              ----------       ----------        ----------       ----------      ----------
 Income (loss) before taxes                  $(4,814,059)    $(16,723,109)         $193,613       $7,124,889     $12,754,898
 Net income (loss)                           $(3,224,689)    $(10,870,018)         $439,797       $5,131,366      $8,708,669
 Basic earnings (loss) per share                  $(0.59)          $(1.97)            $0.07            $0.82           $1.41
 Diluted earnings (loss) per share                $(0.59)          $(1.97)            $0.07            $0.81           $1.36
 Cash dividends per share                          $0.05            $0.05             $0.15            $0.25           $0.07
 Total assets                               $148,686,605     $128,823,273      $123,945,820     $121,978,756    $121,717,643
 Stockholders' equity                        $38,408,990      $40,620,376       $51,413,329      $54,840,797     $54,168,082


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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding net unrealized gains or losses) at December 31, 2002, were $102,693,616 compared to $94,720,698 at December 31, 2001, an 8% increase. Crusader's cash and investments at December 31, 2002, was $99,920,299 or 97% of the total held by the Company, compared to $92,790,350 or 98% of the total held by the Company at December 31, 2001.

The Company's investments are as follows:

                                                        December 31, 2002        December 31, 2001        December 31, 2000
                                                        -----------------        ------------------       ------------------
                                                          Amount        %          Amount         %         Amount         %
                                                          ------        -          ------         -         ------         -
Fixed maturities (at amortized cost)
   Certificates of deposit                             $   400,000       -      $   400,000        -      $   400,000       -
   U.S. treasury securities                             17,517,578      19        5,459,019        6        7,995,324       9
   Industrial and miscellaneous  (taxable)              73,000,830      78       77,739,699       85       66,613,078      70
   State and municipal (tax exempt)                      2,731,060       3        8,213,141        9       19,789,675      21
                                                       -----------     ---      -----------      ---       ----------      --
        Total fixed maturity investments                93,649,468     100       91,811,859      100       94,798,077     100
                                                        ----------     ===       ----------      ===       ----------     ===

Short-term cash investments (at cost)
   Certificates of deposit                                 225,000       2          225,000        8          225,000       7
   Commercial paper                                      1,525,000      17                -        -        2,000,000      60
   Bank money market accounts                              724,842       8        2,050,006       72          417,280      12
   U.S. gov't obligation money market fund               6,546,602      73          585,699       20           28,778       1
   Short-term U.S. treasury                                      -       -                -        -          681,414      20
   Bank savings accounts                                     2,938       -            2,917        -            2,882       -
                                                      ------------     ---        ---------      ---     ------------   -----
        Total short-term cash investments                9,024,382     100        2,863,622      100        3,355,354     100
                                                         ---------     ===        ---------      ===        ---------     ===

Equity investments (at cost)                                     -                      216                    25,920

        Total investments                             $102,673,850              $94,675,697               $98,179,351
                                                       ===========               ==========                ==========


In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

The tax-exempt interest income earned (net of bond premium and discount amortization) during the year ended December 31, 2002, was $283,856 compared to $752,189 in the year ended December 31, 2001. In the year ended December 31, 2000, tax-exempt interest income earned totaled $1,191,794.

The Company's investment policy limits investments in any one company to $2,000,000 and any one U.S. government agency to $3,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. As of December 31, 2002, all but one of the Company's fixed maturity investments were investment grade, the Company held no non-traded fixed maturity or equity securities, all state and municipal tax exempt fixed maturity investments were pre-refunded issues, and all certificates of deposit are FDIC insured. The one fixed maturity investment rated below investment grade has a par value $1,500,000, a maturity date of March 1, 2004, a Moody's rating of B3, and a temporary unrealized loss at December 31, 2002, and February 28, 2003, of $32,620 and $27,468, respectively.

On November 15, 2002, the Company borrowed $500,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $250,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. The notes are due and payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then the notes are payable in full on November 15, 2006. The notes may be prepaid at any time without penalty. The notes are unsecured and bear interest at 8% per annum, with interest payable monthly. Proceeds of the notes and available cash from the Company's other operations were used by Unico to make a capital contribution of $1,500,000 to its Crusader subsidiary. This contribution was made to ensure that Crusader's capital remained above $25,000,000.

Crusader's statutory capital and surplus as of December 31, 2002, was $26,258,452, a decrease of $1,261,086 (5%) from December 31, 2001. Crusader's statutory capital and surplus as of December 31, 2001, was $27,519,538, a decrease of $12,106,731, (31%) from December 31, 2000.

There were no dividends paid by Crusader to Unico in 2002 or 2001. Crusader paid dividends of $1,500,000 to Unico in 2000. The dividends paid in 2000 were invested in short-term instruments and were ultimately used to help fund the repurchase of shares of the Company's common stock discussed below. As of December 31, 2002, the maximum dividend that could have been made by Crusader to Unico without the prior approval of the California Department of Insurance was $2,625,845.

Unico had a $2,000,000 line of credit with Union Bank of California. As of December 31, 2001, no amounts were borrowed and the Company did not utilize its credit line during the remainder of its current term that expired in November of 2002. The credit line was not renewed at expiration.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 18 of Notes to Consolidated Financial Statements). During the year ended December 31, 2002, the Company did not repurchase any shares of the Company's common stock. As of December 31, 2002, the Company has purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

The cash flow provided by operations in the year ended December 31, 2002, was $8,013,224, an increase in cash flow of $9,302,165 compared to the cash flow for the year ending December 31, 2001. The increase in cash flow from operations in 2002 was primarily the result Crusader's 2002 growth in written premiums (unearned premium reserves increased $5,053,433) and from the recovery of federal income taxes of $5,449,872 from the Company's 2001 federal income tax loss carryback. Cash flow used by operations for the year ended December 31, 2001, was $1,288,941, a slight decrease of $85,833 in cash used compared to the year ended December 31, 2000.

In 2002, the Company initiated an upgrade and replacement of its printing and forms generation systems. As of the date of this report, the project has been completed at a total cost of approximately $95,000. There are no other material commitments for capital expenditures as of the date of this report.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $1,114,403, statutory deposits of $2,725,000, and dividend restriction between Crusader and Unico (see Item 1 - Business - Insurance Company Operation - Holding Company Act) plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

In a recent court ruling that affects the tax years 1997 through 2002, a statute that allowed Unico American a tax deduction for the dividends received from its wholly-owned insurance subsidiary was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Based on the court ruling, the California Franchise Tax Board ("FTB") is taking the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for tax years ending on or after December 1, 1997. The Company received dividends from its insurance subsidiary of $5 million for the 1998 through 2000 tax years. As of the date of this report, the FTB has not proposed any assessments to the Company for additional tax as a result of the dividends received deduction that the Company utilized for those periods. This ruling by the court has confused certain long standing aspects of the California tax law and has already resulted in legislative proposals for relief which, if approved, would reduce or eliminate the amount of the Company's exposure. In addition, without such legislation, years of future litigation may be required to determine the ultimate outcome. Consequently, the ultimate amount that the Company may be required to pay is impossible to predict at the present time and the Company has not recorded a provision for additional state income tax liabilities related to this matter.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2002, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:


                                                       Within           1-3            4-5         After
Contractual Obligations                 Total          1 Year          Years          Years       5 years
-----------------------                 -----          ------          -----          -----        -------
Building Lease                        $4,360,296     $1,025,952     $2,051,904     $1,282,440        $0
Notes Payable - Related Parties         $750,000             $0             $0       $750,000        $0



                             Results of Operations:
                             ---------------------
General
-------
The Company had a net loss of $3,224,689 for the year ended December 31, 2002, compared to a net loss of $10,870,018 for the year ended December 31, 2001, and net income of $439,797 for the year ended December 31, 2000. Total revenue for the year ended December 31, 2002, was $46,028,642 compared to $42,116,906 for the year ended December 31, 2001, and $38,367,949 for the year ended December 31, 2000.

For the year ended December 31, 2002, the Company had a loss before taxes of $4,814,059 compared to a loss before taxes of $16,723,109 in the year ended December 31, 2001, a decrease in loss before taxes of $11,909,050. The decrease in pre-tax loss was primarily due to a decrease of $11,836,195 in the underwriting loss (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader. The Company had a net loss for the year ended December 31, 2002, of $3,224,689 compared to a net loss of $10,870,018 for the year ended December 31, 2001, a decrease in net loss of $7,645,329.

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

The effect of inflation on the net income of the Company during the years ended December 31, 2002 and 2001 was not significant.

The Company derives revenue from various sources as discussed below.


Insurance Company Operation
---------------------------
Premium and loss information of Crusader are as follows:

                                                                       Year ended December 31
                                                                       ----------------------
                                                           2002                 2001                2000
                                                           ----                 ----                ----
 Gross written premium                                  $45,622,280         $37,637,396          $33,259,948
 Net written premium (net of reinsurance ceded)         $38,363,201         $32,106,175          $26,406,565
 Earned premium before reinsurance ceded                $40,568,845         $35,409,174          $32,743,165
 Earned premium (net of reinsurance ceded)              $33,359,272         $29,893,844          $25,899,234
 Losses and loss adjustment expenses                    $32,727,023         $41,677,016          $21,676,915
 Unpaid losses and loss adjustment expenses             $74,905,284         $60,534,295          $45,217,369


Crusader's primary line of business is commercial multiple peril business package policies. This line of business represented approximately 97% of Crusader's total written premium for the year ended December 31, 2002, 96% for the year ended December 31, 2001, and 97% for the year ended December 31, 2000.

The Company's future writings and growth are dependent on market conditions, competition, and the Company's ability to introduce new and profitable products. As of December 31, 2002, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Crusader's gross written premium by state is as follows:

                                                          Year ended December 31
                                                          ----------------------
                                     2002                          2001                          2000
                                     ----                          ----                          ----
California                   $42,590,674     93.4%         $32,374,357     86.0%         $28,513,822     85.7%
Ohio                             743,010      1.6%           1,269,026      3.4%             753,264      2.3%
Arizona                          632,566      1.4%           1,001,640      2.7%           1,178,094      3.5%
Montana                          393,966      0.9%             513,735      1.4%             482,735      1.5%
Pennsylvania                     372,748      0.8%             614,317      1.6%             546,801      1.6%
Oregon                           340,336      0.7%             401,960      1.0%             509,971      1.5%
Washington                       278,279      0.6%             721,071      1.9%             990,725      3.0%
Nevada                           210,244      0.4%             380,835      1.0%              82,963      0.3%
Idaho                             36,495      0.1%              32,769      0.1%              38,037      0.1%
Texas                             23,962      0.1%             303,393      0.8%             135,968      0.4%
Kentucky                               -      0.0%              24,293      0.1%              27,568      0.1%
                              ----------    -----           ----------    -----           ----------    -----
Total gross written premium  $45,622,280    100.0%         $37,637,396    100.0%         $33,259,948    100.0%
                              ==========    =====           ==========    =====           ==========    ======

For the year ended December 31, 2002, gross written premium increased by $7,984,884 (21%) compared to the year ended December 31, 2001. Approximately 93% of the Company's premium is written in the state of California. The increase in written premium in the state of California in 2002 was primarily the result of the subsidence in the intensity of price-based competition in the property and casualty insurance market that has resulted in the Company's products becoming more competitive. In addition, the Company has increased rates on some of its California products, is in the process of filing for rate increases on some of its California products, and is waiting for regulatory approval of rate increases on some of its products that have already been filed with California regulatory authorities. The Company believes that a "hard market" cycle has begun in California. Industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost have all contributed to the change from the "soft market" to the "hard market." The Company is also benefiting from the fact that some of its competitors have gone out of business and others have recently raised rates or adopted more restrictive rules. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The number policies issued by the Company in 2002 increased approximately 3% from the prior year while gross written premium increased 21%.

Premiums written outside of California in 2002 decreased $2,231,433 (42%) as described below under the discussion of losses.

For the year ended December 31, 2001, gross written premium increased by $4,377,448 (13%) compared to the year ended December 31, 2000. In 2001, approximately 86% of the Company's premium was written in the state of California, which accounted for 88% of the increase in gross written premium. The growth in written premium in 2001 was primarily the result of the subsidence in the intensity of price-based competition in the property and casualty insurance market that has resulted in the Company's products becoming more competitive. The number of policies issued by the Company in 2001 increased approximately 4% while gross written premium increased 13%.

The Company's average premium per policy issued is as follows:

     Year Ended          Gross Written      Policies       Average
     December 31            Premium          Issued        Premium
     -----------            -------          ------        -------

        2002              $45,622,280        18,603        $2,452
        2001              $37,637,396        18,114        $2,078
        2000              $33,259,948        17,351        $1,917

Due to more selective underwriting by the Company, the number of policies issued in 2002 increased only 3% over 2001, and the number of policies issued in 2001 increased only 4% over 2000. Although the Company attempts to be competitive on price, it believes that maintaining adequate rates on the insurance policies it sells is a better business strategy than increasing total written premium by selling more policies at inadequate rates.

The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through its current independent agents and brokers. In pursuing its growth plan, the Company adopted a geographic expansion strategy several years ago. The Company is currently reevaluating this strategy of expanding geographically and has placed a moratorium on a substantial amount of business written outside of California. The Company has no short-term plan to expand into additional states, nor to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules and forms.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term. Premium earned before reinsurance increased $5,159,671 (15%) in the year ended December 31, 2002, compared to the year ended December 31, 2001, and increased $2,666,009 (8%) in the year ended December 31, 2001, compared to the year ended December 31, 2000. The increase in earned premium before reinsurance in 2002 and 2001 was directly related to the increase in written premium in 2002 and 2001.

Earned premium ceded increased $1,694,243 (31%) to $7,209,573 or 18% of earned premium before reinsurance in the year ended December 31, 2002, compared to $5,515,330 or 16% of earned premium before reinsurance for the year ended December 31, 2001. Earned premium ceded decreased $1,328,601 (19%) to $5,515,330 or 16% of earned premium before reinsurance in the year ended December 31, 2001, compared to $6,843,931 or 21% of earned premium before reinsurance for the year ended December 31, 2000. Ceded premiums increased in the year ended December 31, 2002, primarily as a result of rate increases effective January 1, 2002, of approximately 56% on the Company's primary excess of loss treaties and approximately 11% on the Company's catastrophe treaties, and the related increase in earned premium on which these rates are based. There was also a decrease in premium ceded under the Company's provisionally rated reinsurance contract in the year ended December 31, 2002, compared to the prior year. Ceded premiums decreased in the year ended December 31, 2001, primarily as a result of a decrease in premium ceded under the Company's provisionally rated reinsurance contract. Premium ceded under the Company's provisionally rated reinsurance contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustments based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. This decrease in ceded premiums was partially offset by an increase in premium ceded to the Company's primary reinsurance contract as a result of the related increase in earned premiums.

The following table shows the changes in ceded premium:

                                                                     Year ended December 31
                                                                     ----------------------
                                                              2002            2001            2000
                                                              ----            ----            ----
Increase (decrease) in earned ceded premium (excluding
  provisionally rated ceded premium)                       $2,675,338        $276,761       $(447,593)
Increase (decrease) in provisionally rated ceded premium     (981,095)     (1,605,362)        707,772
                                                            ---------       ---------         -------
     Net increase (decrease) in earned ceded premium       $1,694,243     $(1,328,601)      $ 260,179
                                                            =========       =========         =======

Crusader's net reinsurance cost is anticipated to approximately double in 2003 as a result of rate increases primarily due to the Company's ceded loss experience and a hardening in the reinsurance marketplace. Without taking into account premium growth, this rate increase, net of ceding commission, is estimated to cost approximately $4,000,000 in 2003. The Company's regularly planned premium increases are expected to help offset this added cost of reinsurance. In 2003, the annual aggregate deductible on Crusader's primary excess of loss treaty will decrease from $675,000 in 2002 to $500,000. Crusader's 2003 primary excess of loss treaty provides for a contingent commission equal to 45% of the net profit, if any, accruing to the reinsurer.

In 2002, the Company's reinsurance coverage for terrorism, mold and cyber risk was significantly reduced. To the extent allowed by regulators, the Company intends to address this change in its reinsurance coverage by modifying the coverage provided to its policyholders.

The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for incurred-but-not-reported losses "IBNR") to net premiums earned ("loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned ("expense ratio"). The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As shown on the table below, the loss ratio decreased to 98.1% in 2002 from 139.4% in 2001 and increased from 83.7% in 2000. This increase in the loss ratio since 2000 was primarily due to an increase in prior years' incurred losses.

Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.


                         Year ended December 31
                         ----------------------
                       2002       2001       2000
                       ----       ----       ----

Loss ratio             98.1%     139.4%      83.7%
Expense ratio          27.8%      29.1%      32.1%
                      -----      -----      -----
Combined ratio        125.9%     168.5%     115.8%
                      =====      =====      =====

Reserves for losses and loss adjustment expenses before reinsurance were $74,905,284 at December 31, 2002, compared to $60,534,295 at December 31, 2001, and to $45,217,369 at December 31, 2000. The increase in reserves at December 31, 2002 and 2001 reflect both an increase in claim severities and adverse development of prior years in the Company's Commercial Multiple Peril ("CMP") and Other Liability lines of business.

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader's lines of business were as follows:

                                                           Year ended December 31
                                                           ----------------------
Line of Business                   2002                           2001                           2000
----------------                   ----                           ----                           ----
  CMP                     $69,111,825     92.3%          $56,215,479     92.9%          $40,830,294     90.3%
  Other Liability          $5,564,214      7.4%           $4,004,449      6.6%           $4,016,673      8.9%
  Other                      $229,245      0.3%             $314,367      0.5%             $370,402      0.8%
                          -----------   -------          -----------    -----           ----------      -----
     Total                $74,905,284    100.0%          $60,534,295    100.0%          $45,217,369     100.0%
                           ==========    ======           ==========    ======           ==========     ======

The Company`s consolidated financial statements include estimated reserves for unpaid losses and related claim settlement or loss adjustment expenses of our insurance company operation. Crusader sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses. The process of estimating loss and loss adjustment reserves involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimating process. Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Reserves are monitored and adjusted when appropriate and reflected in the statement of operations in the period of adjustment.

As discussed in the following paragraphs, the Company believed that it had adequately addressed its estimate of ultimate losses as of December 31, 2001, and anticipated that underwriting changes in problematic business such as reducing coverages, modifying policy forms, more restrictive underwriting, reductions in non-California business, and increasing rates would be reflected in the 2002 development. However, continued adverse development in 2002 indicated that the underwriting changes implemented through December 31, 2001, were not sufficient to fully address the losses primarily occurring on accident years 1999 through 2001 on the Company's business outside of California (primarily liquor and premises liability), and on the Company's special risk class of business. Liquor liability claims arise from the liability of tavern owners related to the sale of alcoholic beverages. The Company's special risk class of business represents risks written within current underwriting programs that have a higher degree of exposure and require special pricing and underwriting. Based on the development in 2002 primarily on the business discussed above, the Company increased its estimate of ultimate losses for accident years 1999 and subsequent. The adverse development in 2002 for accident years 1998 and prior was primarily due to higher than anticipated cost of construction defect and apartment house habitability claims. Construction defect claims arise from the liability of contractors for their defective work in the construction of habitation structures (such as apartments, condominiums and single-family dwellings) or commercial type structures. Apartment house habitability claims arise from uninhabitable conditions related to dilapidated structures and insect and vermin infestation.

In light of the adverse development in 2001, the Company increased the frequency and scope of its reserve studies. The continued adverse development in 2002, discussed above, was first observed in June 2002 when the Company determined that losses for accident years 2002 and 2001 were developing higher than anticipated and the underwriting actions had not mitigated loss exposure to the extent previously estimated. Of the total adverse development in 2002 of $7,790,851, $6,332,812 was reflected as of June 30, 2002. Adverse development of prior years losses in 2002 represented 15.6% of net reserves as of December 31, 2001.

Adverse (favorable) development of prior years losses in 2002 by line of business are as follows:


                                                Accident Years ended December 31
                            ---------------------------------------------------------------------------
                               2001                 2000                 1999            1998 and Prior            Total
                               ----                 ----                 ----            --------------            -----
Line of Business
  CMP                       $2,022,752           $2,812,554           $1,078,477            $1,769,710          $7,683,493
  Other Liability               30,152               31,387               49,877               136,328             247,744
  Other                       (136,557)             (32,605)              (6,999)               35,775            (140,386)
                             ---------            ---------            ---------             ---------           ---------
     Total                  $1,916,347           $2,811,336           $1,121,355            $1,941,813          $7,790,851
                             =========            =========            =========             =========           =========

In the years ended December 31, 2001 and 2000, the Company increased its estimates of ultimate losses for both reported and unreported claims primarily occurring from 1998 through 2000 and from 1993 through 1995 (the years most impacted by construction defect claims). Adverse development of prior years' losses of $19,326,349 as of December 31, 2001, and $4,270,631 as of December 31, 2000, was primarily the result of an increase in the Company's estimate of ultimate reported and unreported claims for construction defect claims, non-California liquor liability claims and apartment house habitational type of claims.

The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                           Year ended December 31
                                                                                           ----------------------
                                                                                2002              2001              2000
                                                                                ----              ----              ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                                  $49,786,215       $34,546,026       $37,628,165
                                                                              ----------        ----------        ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                               24,936,172        22,350,667        17,406,284
   Increase in provision for events of prior years                             7,790,851        19,326,349         4,270,631
                                                                              ----------        ----------        ----------
     Total losses and loss adjustment expenses                                32,727,023        41,677,016        21,676,915
                                                                              ----------        ----------        ----------

Payments
Losses and loss adjustment expenses attributable to
  insured events of the current year                                           5,905,678         5,595,410         6,013,830
Losses and loss adjustment expenses attributable to
  insured events of prior years                                               23,010,615        20,841,417        18,745,224
                                                                              ----------        ----------        ----------
     Total payments                                                           28,916,293        26,436,827        24,759,054
                                                                              ----------        ----------        ----------

 Reserve for unpaid losses and loss adjustment expenses
      at end of year - net of reinsurance                                    $53,596,945       $49,786,215       $34,546,026

Reinsurance recoverable on unpaid losses and loss
     adjustment expenses at end of year                                       21,308,339        10,748,080        10,671,343
                                                                              ----------        ----------        ----------
Reserve for unpaid losses and loss adjustment expenses at
     end of year per balance sheet, gross of reinsurance (*)                 $74,905,284       $60,534,295       $45,217,369
                                                                              ==========        ==========        ==========


(*) In accordance with Financial Accounting Standards Board Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the balance sheet.

The increase in incurred losses and loss adjustment expenses recognized in 2001 and 2000 was primarily due to the following:

1.    Higher than anticipated claim cost from business outside of California.
2.    The effect on settlements of escalating jury awards.
3. The effect on settlements in apartment house habitability claims due to a statute that provides for payment of plaintiff attorney fees without regard to policy limits.
4. Increased development of losses due to the impact of changes in California law that expanded coverage and increased loss exposure primarily on construction defect claims for losses incurred prior to the Company's revision in its policy form in 1995. For example:

      Montrose Chemical Corp. v. Admiral Insurance Co. (1994),
      -----------------------------------------------
      Montrose Chemical Corp. v. Admiral Insurance Co. (1995),
      -----------------------------------------------
      Armstrong World  Industries,  Inc. v. Aetna Gas & Sur. Co. (1996)
      ---------------------------------------------------------
      and James Pepperell,  et al., v. Scottsdale  Insurance Company (1998).
      --------------------------------------------------------------
      These four cases state that all insurance companies with completed operations property damage coverage in force during a period of continuing damage or property deterioration must provide coverage for construction defect losses regardless as to whether or not the damage first manifested during their policy period.

      Pardee Construction Company v. Insurance Company of the West et al. (2000)
      ------------------------------------------------------------------
      This case states that an additional insured endorsement includes completed operations property damage coverage even for projects that were completed before the inception date of the endorsement.

      Centex Golden Construction Co. v. Dale Tile Co. (2000)
      ----------------------------------------------
      This case states that indemnity agreements in construction contracts requires the subcontractor to defend the general contractor even though the subcontractor's liability has not been established.

Estimates for ultimate loss reserves are inherently difficult to determine because they are attempts to quantify future results based on current trends. The effort to predict the Company's ultimate losses and loss adjustment expenses was made more difficult in 2000 and 2001 because of the following:

1. The Company had written liquor liability outside of California since 1992. The time allowed by statute to report a claim in these states ranges from 2 years to 3 years. Prior to 1998, the frequency and severity of the claims seemed reasonably predictable. Before the statute of limitations expired, claims occurring in 1998 that were reported to the Company in 2000 were significantly higher than anticipated based on the Company's loss experience for all prior years in which these coverages were offered. The Company could not identify any reason for this change and was unable to tell whether it was an aberration or a new trend. Although the Company increased its reserves, they were not enough to cover the claims reported in 2001 for losses occurring in 1999. In 2001, the Company created a separate analysis of its non-California CMP liabililty business to provide for better data analysis in arriving at its best estimate for its CMP line of business. In addition, the analysis provided the Company a better understanding of the appropriate underwriting actions that should be taken, and in 2001, the Company responded to the change in development in 2001 and 2000 by either substantially increasing rates or reducing coverages offered on this business.

2. Prior to 1995, the Company was writing a wide variety of general contractors and subcontractors in California. In 1995, California law relating to contractors changed significantly as a consequence of various California legal decisions. The effect of these changes was to expand coverages and increase loss exposure. Although the Company modified its policy forms and underwriting standards relating to its contractor business in 1995, it could not change the exposure on the policies already written. Although the Company increased its reserves in 2000, construction defect claims on its contractor business for 1995 and prior continued to be reported in 2001 in amounts greater than the Company anticipated. In 2001, the Company created a separate analysis of its contractor CMP business to provide for better data analysis in arriving at its best estimate for its CMP line of business.

3. In 2000 and 2001, the Company began experiencing adverse development on its apartment house business due to the effect of settlements on habitability claims. Those settlements were substantially influenced by a statute that provides for the payment of plaintiff attorney fees without regard to policy limits and the Montrose Chemical Corp. v. Admiral Insurance Company decision of 1995. In 2000, the Company modified its underwriting criteria to address this adverse development and on September 7, 2002, the Company changed its coverage forms so as to limit the "costs taxed against the insured" clause of the "Supplementary Provisions" coverage grant, from unlimited to $100,000.

As of result of substantial underwriting losses during 2002 and 2001, Crusader's management analyzed and acted upon the following components of its underwriting activity:

1.       Business Underwritten Outside of California
2.       Habitability Exposure
3.       Construction Defect Exposure
4.       Rate Inadequacy Within Special Risk Class of Business
5.       Increased Cost of Settling Claims, Indemnity and Expense
6.       Increased Cost of Reinsurance
7.       Mold Exposure
8.       Terrorism Exposure
9.       Market Conditions and Competition

Each of these areas is or was addressed, as follows.

1. BUSINESS UNDERWRITTEN OUTSIDE OF CALIFORNIA: Collectively, the insurance underwritten by the Company outside of California has been very unprofitable, particularly with respect to the Liquor and Premises types of liability coverage. The Company adopted substantial (e.g., 300%) rate increases and coverage restrictions beginning in June of 2001 for all Liquor Liability written outside of California and Nevada. The rate increases caused a dramatic decline in sales, causing the Company to be concerned about adverse selection. Therefore, the Company took further steps, described below. In these states, the Company's liquor liability exposure during the 2002 year was only approximately 24% of what it was in the year 2000.

        TEXAS: The Company discontinued offering all types of insurance in Texas in March 2002, and the Company is issuing non-renewal notices on all remaining Texas business. Total premium written in Texas by the Company in 2001 was $303,393, compared to $23,962 in 2002.

        MONTANA: The Company discontinued offering limits over $300,000 for Liquor Liability in June 2001, and discontinued offering Liquor Liability to new applicants on August 1, 2002. In October 2002, the Company stopped offering any new business coverage in Montana, and in January 2003 the Company started to non-renew its entire book of Montana policies. Total premium written in Montana in 2001 was $513,735, compared to $393,966 in 2002.

        PENNSYLVANIA: The Company discontinued offering all types of insurance in Pennsylvania on August 1, 2002, and the Company is issuing non-renewal notices on all remaining Pennsylvania business. Total premium written by the Company in Pennsylvania in 2001 was $614,317, compared to $372,748 in 2002.

        OREGON: The Company discontinued offering all types of insurance for new business in Oregon on August 1, 2002, and the Company started issuing non-renewal of all remaining policies later that year. Total premium written by the Company in Oregon in 2001 was $401,960, which compares to $340,336 in 2002.

        OHIO: The Company discontinued offering Liquor Liability to new applicants in Ohio on August 1, 2002, and it started issuing non-renewal of all remaining policies later that year. Total premium written by the Company in Ohio in 2001 was $1,269,026, which compares to $743,010 in 2002.

        WASHINGTON: The Company discontinued offering all types of insurance in Washington on August 1, 2002, and the Company started issuing non-renewal of all remaining policies later that year. Total premium written in Washington in 2001 was $721,071, which compares to $278,279 in 2002.

        ARIZONA: The Company discontinued offering Liquor Liability to new applicants in Arizona on August 1, 2002. The Company started deleting Liquor Liability coverage from all renewal policies in Arizona on November 1, 2002. The Company expects that this change will improve profitability but that it will also significantly reduce sales in Arizona. Total premium written by the Company in Arizona in 2001 was $1,001,640, which compares to $632,566 in 2002. The Company is considering complete withdrawal from Arizona.

        IDAHO: The Company stopped offering insurance in Idaho on November 1, 2002. The Company began to non-renew all of its Idaho policies in February of 2003. Total premium written by the Company in Idaho in 2001 was $32,769, which compares to $36,495 in 2002.

        KENTUCKY: In the year 2000 the Company stopped offering insurance in Kentucky, and in May of 2001 the Company started to non-renew all of its policies in that state. Total premium written by the Company in Kentucky in 2001 was $24,293, which compares to $0 in 2002.

        NEVADA: The Company believes that it has no adverse exposure in Nevada. Although the Company's sales in Nevada are small, there are no plans to change operations in that state. Total premium written by the Company in Nevada in 2001 was $380,835, which compares to $210,244 in 2002.

2. HABITABILITY EXPOSURE: In October 2000, the Company significantly changed its underwriting practice with respect to the type of apartment buildings thought to cause these claims, and additional changes are planned. These changes are:

     a. In September 2000, the Company identified a subcategory of apartment building risk, referred to as the "Big and Old" group. The Company believes that members of this group pose a greater-than-average probability of habitability loss.

     b. On September 28, 2000, the Company imposed more stringent underwriting restrictions and requirements upon members of the "Big and Old" group, including the adoption of more restrictive coverage forms and use of maintenance warranties for members of this group.

     c. On September 7, 2002, the Company changed its coverage forms to limit the "costs taxed against the insured" clause of the "Supplementary Provisions" coverage grant, from unlimited to $100,000.

3. CONSTRUCTION DEFECT EXPOSURE: The Company continuously modifies its underwriting practice with respect to subcontractors in an effort to improve loss experience. For example, subcontractors performing "waterproofing, weather-coating, or decking" were deemed ineligible by the Company in 1995; and, to minimize the adverse effects of the Montrose decision of 1995, the Company changed its coverage forms in 1996; and, the Company adopted numerous, program-specific questions to its applications, inspections, and survey forms. Although the Company believes that the ultimate results of its post-1996 underwriting of this class of business will prove to be profitable, the results will not be known until the 10 year statute runs. Therefore, on April 18, 2002, the Company sought regulatory approval for a change in or discontinuation of its experience rating plan. When the regulator disapproved that filing, the Company imposed a moratorium on all new offers of artisan contractors' insurance on June 18, 2002. The Company since gained regulatory approval to discontinue its experience rating plan, which will result in a rate increase of approximately 21% for all policies renewing after April 1, 2003. The Company also plans to implement another rate increase before the end of 2003 along with further underwriting restrictions.

4. RATE INADEQUACY WITHIN SPECIAL RISK CLASS OF BUSINESS: In November 2000 after a change of program management, the Company reviewed those policies underwritten by its Special Risks program. That review resulted in the cancellation of a significant number of policies, those thought to be generating most of the losses. The Company plans to make rate filings so as to be able to re-underwrite those types of policy that were cancelled. Meanwhile, it continues with its culling of marginal policies. The Company expects to receive regulatory approval of the revised filings by the end of year 2003. Total premium written by the Company's Special Risks program in the year 2001 was approximately $2,300,000, compared to $1,793,000 in the 2002 year. During the same time average "in force" policy count changed from 201 in year 2001, to 134 in year 2002. Other rate increases are described in paragraph 5, below.

5. INCREASED COST OF SETTLING CLAIMS: The Company loss and loss adjustment expense costs have increased. Nonetheless, the Company's overall California business continues to develop favorably in relationship to the risks underwritten and to the premiums earned. The Company continues to monitor and adjust its premium rates to assure that they are adequate. However, certain California classes of business and types of coverage have been identified as needing adjustment. For example, on December 19, 2002, the Company filed for a 126% rate increase for casualty risk assumed under its Bar/Tavern program policies, and on January 30, 2003, the Company filed for a 132% rate increase for casualty risk assumed under its Apartments program policies. These rate filings may or may not be approved by the insurance department.

6. INCREASED COST OF REINSURANCE: On January 1, 2002 and 2003, the Company's reinsurers raised their prices. The Company's regularly planned premium increases are expected to help offset the added cost of reinsurance. To help assure that the Company's reinsured exposures are underwritten at adequate prices, it maintains its Increased Limits Factors ("ILF's") at levels that are virtually the same as those of the Insurance Services Office ("ISO"). The ISO was formed in 1971 through consolidation of six national insurance rating or service organizations. Also, the Company plans to study its ILF's during 2003 and to make adjustments where deemed necessary.

7. MOLD EXPOSURE: The Company gained regulatory approval of a "Mold Exclusion" form, which it began endorsing to all policies effective after January 29, 2003. That exclusion applies to both first and third party claims. Policies issued prior to that time contained absolute pollution exclusions and exclusions for deterioration, which historically acted to minimize the Company's exposure to "mold" claims.

8. TERRORISM EXPOSURE: The Company implemented use of a Terrorism Exclusion form in all of its California policies effective after October 11, 2002. Also, the Company complies with the 2002 Federal Terrorist Act by offering the coverage availed by that law, and it charges a premium to customers electing that coverage.

9. MARKET CONDITIONS: The Company believes that market conditions have changed during the past 24 months, becoming highly conducive for the achievement of underwriting profits. The Company believes that it currently enjoys less competition than it has since it began underwriting policies in 1985.

Primarily as a result of the underwriting losses in 2000 and 2001, the A.M. Best Company lowered Crusader's rating from A (Excellent) to A- (Excellent) effective March 26, 2002, based on financial information as of December 31, 2001. At the time the rating was lowered, A.M. Best remained concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization, and viewed the rating outlook as negative. Due to the continued adverse development in the six months ended June 30, 2002, on October 3, 2002, A.M. Best Company lowered Crusader's rating to B+ (Very Good) and continues to view its rating outlook as negative. The Company does not believe that the lowering of Crusader's rating from A- to B+ will have a material adverse effect on the Company.


Other Insurance Operations
--------------------------

                        Health and Life Insurance Program
                        ---------------------------------
Commission income from the health and life insurance sales of NIB and AIB is as follows:

                                      Year ended December 31
                                      ----------------------
                           2002                2001                2000
                           ----                ----                ----
  Commission income     $2,741,672          $2,582,290          $2,625,193

NIB and AIB market health and life insurance through non-affiliated insurance companies for individuals and groups. In 2002 and 2001 approximately 94% of the health and life commission income was from the CIGNA HealthCare medical and dental plan programs. Revenues for the year ended December 31, 2002, increased $159,382 (6%) compared to the year ended December 31, 2001. The increase in commissions is due to an increase in premiums written in the CIGNA HealthCare programs as a result of increased marketing efforts by AAQHC, which has increased membership of individuals and groups.

In October 2003, CIGNA plans to discontinue its Individual and Family health insurance programs to all policyholders in the state of California. Over the next six months, AIB and AAQHC will assist this membership with the purchase of new health coverage through another insurance carrier. AIB and AAQHC have secured both commission and override commission relationships with other carriers including Health Net and Nationwide (formerly CalFarm) and will continue to diversify and offer a wider variety of products to its customers. Overall, the commissions/overrides from other carriers are generally higher than the commission structure paid by CIGNA.

Revenues for the year ended December 31, 2001, decreased $42,903 (2%) compared to the year ended December 31, 2000. The decrease in commission income in the health and life insurance programs is primarily due to a decrease in premiums written in the CIGNA HealthCare programs as a result of increased competition in the individual and group healthcare market.

                               Service Fee Income
                               ------------------
Unifax sells and services insurance policies for Crusader. The service fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Service fee income of Unifax is as follows:

                                      Year ended December 31
                                      ----------------------
                           2002                2001                2000
                           ----                ----                ----
 Service fee income     $2,241,883          $1,726,811          $1,654,735
 Policies written           18,603              18,114              17,351


Service fee income increased $515,072 (30%) in the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in service fee is primarily due to an increase in the fee from $100 to $165 per policy written in California. This increase was approved by California regulatory authorities on June 21, 2002, and was implemented for policies effective on and after the latter part of August 2002. The increase in service fee income is also related to the number of policies written by Unifax. Policies issued increased by 489 (3%) in the year ended December 31, 2002, compared to the year ended December 31, 2001. Service fee income increased $72,076 (4%) and policies issued increased by 763 (4%) in the year ended December 31, 2001, compared to the year ended December 31, 2000.

                    Daily Automobile Rental Insurance Program
                    -----------------------------------------
The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission and a claim administration fee from a non-affiliated insurance Company based on premium written. Commission and fee income from the daily automobile rental insurance program are as follows:

                                               Year ended December 31
                                               ----------------------
                                          2002           2001           2000
                                          ----           ----           ----
Daily auto rental program commission
  and claim administration fee          $722,536       $657,273       $741,662
Contingent commission                     66,947         10,145         69,979
                                         -------        -------         ------
Total commission and fee income         $789,483       $667,418       $811,641
                                         =======        =======        =======

Commission and fee income during the year ended December 31, 2002, were $789,483, an increase of $122,065 (18%) compared to the same period of the prior year. Revenue for the year ended December 31, 2001, decreased by $144,223 (18%) compared to the year ended December 31, 2000.

The daily automobile rental insurance program commission and fee income (excluding contingent commission) increased $65,263 (10%) in 2002 compared to the year 2001. The daily automobile rental insurance program commission and fee income (excluding contingent commission) decreased $84,389 (11%) in 2001 compared to the year 2000. The increase in commission income in the year ended December 31, 2002, is primarily due to a 7% increase in written premium in 2002 which reversed the 10% decline in written premium in the year ended December 31, 2001. There is continued intense price competition in the daily automobile rental insurance program which is causing these fluctuations in the Company's written premium and related commission income. To avoid underwriting losses for the non-affiliated insurance Company that it represents, Bedford continues to produce business only at rates which it believes to be adequate. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The insurance claim administration operation generates all its business from insurance policies effective on or prior to December 31, 2002, that were produced by its sister company Bedford for a non-affiliated insurance company. Approximately 10% of Bedford's commission from the non-affiliated insurance company was charged and applied to the claim administration operation. This amount will cease for insurance policies effective in 2003 and the non-affiliated insurance company will assume the claim administration of these policies. The unearned claim administration income of $300,000 as of December 31, 2002, is anticipated to be sufficient to cover the cost to complete the claim administration on policies effective on or prior to December 31, 2002.

                              Association Operation
                              ---------------------
Membership and fee income from the association program of AAQHC is as follows:

                                                 Year ended December 31
                                                 ----------------------
                                          2002           2001          2000
                                          ----           ----          ----

  Membership and fee income             $424,784       $398,677       $397,157


Membership and fee income for the year ended December 31, 2002, increased $26,107 (7%), compared to the year ended December 31, 2001. The increase is primarily related to the increase in the membership base as a result of increased marketing of the AAQHC's programs and benefits.

In October 2003, CIGNA will discontinue its Individual and Family health insurance programs to all policyholders in the state of California. Due to this change, AAQHC members who have these coverages will no longer be members of the association and AAQHC's membership and fee income is expected to decrease by approximately 70%. However, this decrease in AAQHC income is expected to be substantially offset with higher commission/ override income earned by AIB from non-CIGNA companies.

Revenue for 2001 and 2000 were relatively unchanged, as the membership base remained constant.

                         Other Commission and Fee Income
                         -------------------------------
Other commission and fee income are as follows:

                                                  Year ended December 31
                                                  ----------------------
                                               2002         2001         2000
                                               ----         ----         ----
Earthquake program commission income         $51,576      $51,029      $15,993
Workers' compensation program
  commission income                          $12,258      $19,730      $44,818
Commercial liability program
  commission and fee income                    $(741)     $62,839      $55,828
Miscellaneous fee income                        $109         $161         $128
                                              ------      -------       ------
   Total other commission and fee income     $63,202     $133,759     $116,767
                                              ======      =======      =======

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999. Unifax receives a commission from these insurance companies based on premium written. Commission income on the earthquake program for the year ended December 31, 2002, increased $547 (1%) compared to the prior year. Commission income on earthquake policies increased in the year ended December 31, 2001, as a result of the commencement of writing policies with a new non-affiliated insurance Company in April of 2001.

Unifax produced workers' compensation policies primarily in California for non-affiliated insurers and received a commission from them based on premium written. Unifax discontinued its sales of workers' compensation insurance policies for non-affiliated insurers in 2002. The Company continues to receive commissions on policies which were renewed in 2002. The Company's decision to discontinue selling this business was due to underwriting constraints of the non-affiliated insurance companies that limited the types and classes of business that they would accept. These constraints resulted in the decrease in commission income in the years ended December 31, 2002 and 2001.

Unifax began producing commercial liability insurance policies in California for non-affiliated insurance companies in 1999. Unifax received a commission from the insurance company based on premium written and a service fee from the policyholder. Effective December 2001 the Company discontinued the program. The Company took this action in order to better utilize its resources and focus on those markets that offer the greatest potential for 2002 and beyond. Commission and fee income on the commercial liability program decreased $63,580 in the year ended December 31, 2002, compared to the prior year as a result of the discontinuance of the program.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

                             Premium Finance Program
                             -----------------------
Premium finance charges and late fees earned from financing policies are as follows:
                                                Year ended December 31
                                                ----------------------
                                          2002           2001          2000
                                          -----          -----         ----
 Premium finance charges and
    late fees earned                    $878,316       $868,496       $837,902
 New loans                                 6,340          7,148          7,166

AAC provides premium financing primarily to Crusader policies produced by Unifax in California. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service to finance those policies. Revenue increased $9,820 (1%) in the year ended December 31, 2002, compared to the prior year although there were 808 (11%) fewer loans financed in the current year. The increase in revenue in 2002 is primarily due an increase of approximately 22% in the amount of the average loan financed. Although AAC finances approximately 77% of all Unifax policies financed, the percentage of all Unifax policies that are financed decreased from approximately 49% in 2001 to approximately 44% in 2002.

Revenue for the year ended December 31, 2001, increased $30,594 (4%) compared to the year ended December 31, 2000. The number of new loans decreased by 18 in the year ending December 31, 2001 compared to the prior year. The increase in revenues despite the decrease in the number of new loans in 2001 is primarily due to the fact that the average policy loan being financed is approximately 6% greater than the prior year. Although AAC finances approximately 80% of all Unifax policies which are financed, the percentage of all Unifax policies which are financed decreased from approximately 54% in 1999 to approximately 50% in 2000.

Investment Income and Net Realized Gains (Losses) Investment income and net realized gains (losses) are as follows:

                                                 Year ended December 31
                                                 ----------------------
                                            2002          2001          2000
                                            ----          ----          ----
 Interest income
    Insurance Company operations         $5,401,870    $5,647,026    $5,764,094
    Other operations                         56,176       156,387       335,984
                                          ---------     ---------     ---------
       Total interest income              5,458,046     5,803,413     6,100,078
           On investments
 Net realized investment gains (losses        3,690         9,572      (135,389)
                                          ---------     ---------     ---------
       Total investment income and
           realized gains (losses)       $5,461,736    $5,812,985    $5,964,689
                                          =========     =========     =========

In the year ended December 31, 2002, while the Company's average invested assets (at amortized value) increased $2,247,249 (2%) compared to the year ended December 31, 2001, investment income earned (excluding net realized gains) decreased $345,367 (6%) in the year ended December 31, 2002, compared to the year ended December 31, 2001. The decrease in investment income is primarily the result of a decline in the average return on invested assets in the Company's investment portfolio due to both a general decline in short and long-term yield in the marketplace and a shorter weighted average maturity of the portfolio. Due to the current interest rate environment, management believes it prudent to purchase fixed maturity investments with shorter maturities and therefore, the weighted average maturity of the Company's fixed maturity investments has decreased from 2.8 years as of December 31, 2001, to 2.4 years as of December 31, 2002. In the year ended December 31, 2002, the Company's average yield on invested assets (at amortized value) was 5.53% compared to 6.02% at the year ended December 31, 2001. The Company's average invested assets increased in the year ending December 31, 2002, primarily as a result of increased cash flows from operations. The mix of taxable and tax-exempt securities in the portfolio affect the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $2,731,060 (3% of total investments) at December 31, 2001, compared to $8,213,141 (9% of total investments) at December 31, 2001.

Investment interest earned (excluding net realized gains) decreased $296,665 (5%) in the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily as a result of a decrease in the average invested assets in the Company's investment portfolio. In the year ended December 31, 2001, the Company's average invested assets (at amortized value) decreased $5,299,460 (5%) compared to the year ended December 31, 2000. The decrease in average invested assets primarily resulted from the cash used from operations and from the sale of U.S. treasury securities and other short-term investments to fund the repurchase of the Company's common stock. There were no losses on the sale of these securities. As of December 31, 2001 the cost of the stock repurchase plan has been $5,517,465 (see Note 18 of Notes to Consolidated Financial Statements). The Investment income return based on average invested assets was 6.02% for the year ended December 31, 2001, compared to 6.00% for the year ended December 31, 2000. The mix of taxable and tax-exempt securities in the portfolio affect the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $8,213,141 (9% of total investments) at December 31, 2001, compared to $19,789,675 (20% of total investments) December 31, 2000.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                           (Amounts in Thousands)
                                                                             As of December 31
                                                                             -----------------
                                                           2002                      2001                      2000
                                                           ----                      ----                      ----
                                                 Amortized       Market     Amortized      Market     Amortized     Market
Type of Security                                    Cost          Value       Cost          Value       Cost         Value
----------------                                    ----          -----       ----          -----       ----         -----
Certificates of deposit                           $    400    $    400        $   400    $   400        $   400    $   400
U.S. treasury securities                            17,518      17,925          5,459      5,802          7,995      8,192
Industrial and miscellaneous
   taxable bonds                                    73,001      77,221         77,740     79,990         66,613     66,356
                                                         8                          8                         8
State and municipal tax-exempt bonds                 2,731       2,828          8,213      8,436         19,790     20,035
                                                  --------     -------       --------    -------         ------     ------
     Total fixed maturity investments               93,650      98,374         91,812     94,628         94,798     94,983
Short-term cash investments                          9,024       9,024          2,864      2,864          3,355      3,355
Equity investments                                        -          -              -          -             26         26
                                                   -------     -------         ------     ------         ------     ------
     Total investments                            $102,674    $107,398        $94,676    $97,492        $98,179    $98,364
                                                   =======     =======         ======     ======         ======     ======

The amortized cost and estimated market value of fixed maturity investments at December 31, 2002, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                   (Amounts in Thousands)
                                                   As of December 31, 2002
                                                   -----------------------
                                                  Amortized         Market
      Fixed maturities due                          Cost            Value

      Within 1 year                                 $20,347        $20,786
      Beyond 1 year but within 5 years               62,614         66,266
      Beyond 5 years but within 10 years             10,689         11,321
                                                     ------         ------
           Total                                    $93,650        $98,373
                                                     ======         ======

At December 31, 2002, the Company held securities with unrealized appreciation of $4,828,956 and securities with unrealized depreciation of $105,074. The securities with unrealized depreciation consisted of four fixed maturity investments with a total par value of $4,015,000. The Company does not deem the unrealized depreciation to be significant or indicative of an other-than-temporary decline, either individually, or in the aggregate. As of February 28, 2003, only three of these securities had unrealized depreciation which aggregated $49,929. Only one of these securities is rated below investment grade and was in a loss position at December 31, 2001. This security has a par value of $1,500,000, a maturity date of March 1, 2004, a Moody's rating of B3, and a temporary unrealized loss at December 31, 2002, and February 28, 2003, of $32,620 and $27,468, respectively. This security is a secured bond with respect to which the Company does not expect to realize a loss.

The Company continually evaluates the recoverability of its investment holdings. All securities held by the Company are rated. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During 2002, the Company realized a loss of $216 on one equity security where a decline in market value was considered other than temporary. The Company had recognized a loss on this equity security in 2001 of $25,704 and $138,250 in 2000. No securities were sold at a loss during 2002, 2001 or 2000.

The Company sold one bond in the year ending December 31, 2002, and recognized a short-term capital gain of $3,906. The single bond was sold in order to maintain conformity with the Company's investment guidelines. In the year ending December 31, 2001, the Company sold three bonds and recognized a capital gain on each sale aggregating $35,276. Two of these bonds were sold to maintain conformity with the Company's investment guidelines, and one bond was sold to fund the repurchase of the Company's common stock.

Operating Expenses
------------------
POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The ratio of policy acquisition cost to net earned premium in 2000 was greater than the ratio in 2002 and 2001 primarily due to changes in provisionally rated ceded premium which affects net earned premium. The provisionally rated reinsurance contract was cancelled on a run off basis on December 31, 1997. Policy acquisition costs, net of ceding commission, are as follows:
                                                    Year ended December 31
                                                    ----------------------
                                               2002         2001         2000
                                               ----         ----         ----
 Policy acquisition costs                   $9,274,263   $8,695,037   $8,303,917
 Ratio to net earned premium (GAAP ratio)       28%          29%          32%

SALARIES AND EMPLOYEE BENEFITS increased $52,241 (1%) for the year ended December 31, 2002, compared to the year ended December 31, 2001. Salaries and employee benefits increased $80,520 (2%) for the year ended December 31, 2001, compared to the year ended December 31, 2000.
                                                     Year ended December 31
                                                     ----------------------
                                               2002         2001         2000
                                               ----         ----         ----
 Salaries and employee benefits             $4,373,878   $4,321,637   $4,241,117

COMMISSIONS TO AGENTS/BROKERS (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health and life insurance program, the daily automobile rental insurance program, the earthquake program and the commercial liability program. Commissions to agents and brokers decreased $40,749 (3%) for the year ended December 31, 2002, compared to the year ended December 31, 2001. Commissions to agents and brokers decreased $49,431 (4%) for the year ended December 31, 2001, compared to the year ended December 31, 2000.

                                                     Year ended December 31
                                                     ----------------------
                                               2002         2001         2000
                                               ----         ----         ----
 Commission to agents/brokers               $1,219,310   $1,260,059   $1,309,490

OTHER OPERATING EXPENSES generally do not change significantly with changes in production. This is true for both increases and decreases in production. Operating expenses increased $361,961 (13%) for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase is primarily the result of an increase in fees of $163,511 primarily associated with the California Department of Insurance financial examination of Crusader and increased legal expenses for general corporate purposes of $108,616.

                                                     Year ended December 31
                                                     ----------------------
                                               2002         2001         2000
                                               ----         ----         ----
 Other operating expenses                   $3,248,227   $2,886,266   $2,642,897

Income Taxes
------------
The income tax benefit for the year ended December 31, 2002, was $1,589,370 compared to an income tax benefit of $5,853,091 for the year ended December 31, 2001. The effective combined income tax rates for 2002 and 2001 were (33%) and (35%), respectively. The pre-tax loss decreased $11,909,050 for the year ended December 31, 2002, compared to the year ended December 31, 2001, which resulted in a decreased income tax benefit in 2002. The income tax benefit for the year ended December 31, 2001, was $5,853,091 compared to an income tax benefit of $246,184 for the year ended December 31, 2000. The effective combined income tax rates for 2001 and 2000 were (35%) and (127.2%), respectively. The pre-tax loss was significantly higher in 2001 compared to 2000 which resulted in the difference in the effective tax rates between 2001 and 2000. The income tax benefit for 2002 and 2001 arises primarily from the Company's ability to recover prior income taxes paid due to the carryback of current period net operating losses (see Note 17 of Notes to Consolidated Financial Statements).

Recently Issued Accounting Standards
------------------------------------
In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs; and it applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Under SFAS No. 143, a company is required to (1) record an existing legal obligation associated with the retirement of a tangible long-lived asset as a liability when incurred and the amount of the liability be initially measured at fair value, (2) recognize subsequent changes in the liability that result from (a) the passage of time and
(b) revisions in either the timing or amount of estimated cash flows and (3) upon initially recognizing a liability for an asset retirement obligation, an entity shall capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 will not have a material impact on the financial statements.

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and to develop a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. Even though SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and
(2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") for segments of a business to be disposed of. However, SFAS No. 144 retains the requirement of APB No. 30 that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale." SFAS No. 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the Company's earnings or financial position.

In April 2002 the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The objectives of SFAS No. 145 are to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of Statement 4 are applicable to fiscal years beginning after May 15, 2002. The provisions related to Statement 13 are applicable to transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are applicable to financial statements issued on or after May 15, 2002. Management of the Company anticipates that the adoption of SFAS No. 145 will not have a material effect on the Company's earnings or financial position.

In June 2002 the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan as required under EITF 94-3. SFAS No. 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS No. 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

In October 2002 the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" ("SFAS No. 147"), which addresses the financial accounting and reporting for the acquisition of all or a part of a financial institution, except for transactions between two or more mutual enterprises. Under SFAS No. 147, the acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. SFAS No. 147 also provides guidance on accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises are effective on October 1, 2002. Management of the Company anticipates that the adoption of SFAS No. 147 is not expected to have a material impact on the Company's financial statements.

In November 2002 the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. Management of the Company anticipates that the adoption of this interpretation is not expected to have a material impact on the Company's financial statements.

In December 2002 the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148") which amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148 (see Note 16 of Notes to Consolidated Financial Statements).

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on the Company's financial statements.

Significant Accounting Policies
-------------------------------
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While every effort is made to ensure the integrity of such estimates, actual results could differ.

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

                                   Investments
                                   -----------
In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale and although the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as accumulated other comprehensive income (loss) which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

Related Party Transactions
--------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The lease provides for an annual gross rent of $1,025,952. Erwin Cheldin, the Company's president, chairman and principal stockholder, is the owner of the building. On February 22, 1995, the Company signed an extension to the lease with no increase in rent to March 31, 2007. The Company believes that the terms of the lease at inception and at the time the lease extension was signed were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases.

On November 15, 2002, the Company borrowed $500,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $250,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. The notes are due and payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then the notes are payable in full on November 15, 2006. The notes may be prepaid at any time without penalty. The notes are unsecured and bear interest at 8% per annum, with interest payable monthly. Proceeds of the notes and available cash from the Company's other operations were used by Unico to make a capital contribution of $1,500,000 to its Crusader subsidiary. This contribution was made to insure that Crusader's capital remained above $25,000,000.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the Sections entitled "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward looking. These statements, which may be identified by forward looking words or phrases such as "anticipate," "appears," "believe," "estimates," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include those described under Item 1 - Business - "Competition"; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; success of the Company's underwriting and pricing actions that it believes addresses the adverse development on its construction defect, apartment house habitability, special risk class of business, and non-California liquor liability claims; the outcome of existing and planned filings with regulatory authorities seeking rate increases; acceptance by insureds of rate increases; adequacy of rate increases; possible reductions in Crusader's A.M. Best rating; regulatory changes or developments; the outcome of regulatory proceedings; unforeseen calamities; general market conditions; and the Company's ability to introduce new profitable products.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets at December 31, 2002 and 2001 consisted of the following:

                                                       2002           2001
                                                       ----           ----
 Fixed maturity bonds (at amortized cost)           $93,249,468    $91,411,859
 Short-term cash investments (at cost)                9,024,382      2,863,622
 Equity securities  (at cost)                                 -            216
 Certificates of deposit - over 1 year (at cost)        400,000        400,000
                                                    -----------     ----------
      Total invested assets                        $102,673,850    $94,675,697
                                                    ===========     ==========

The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than eight years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Since inception of the Company, only ten bonds have been sold prior to their maturity or call date. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements are unrealized and no gains or losses are recognized in the consolidated statements of operations. Unrealized gains and losses are reported as separate components of stockholders' equity, net of any deferred tax effect. As of December 31, 2002, the Company's unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio was $4,723,882. As of December 31, 2001, the Company's unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio was $2,816,423. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio would decrease by approximately $2.1 million. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold.

The Company's short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                          Number
                                                                          ------

Independent Auditors' Report                                                 36

Consolidated Balance Sheets as of December 31, 2002, and
  December 31, 2001                                                          37

Consolidated Statements of Operations for the years ended
  December 31, 2002, December 31, 2001, and December 31, 2000                38

Consolidated  Statements of Comprehensive Income for the years
  ended December 31, 2002, December 31, 2001, and December 31, 2000          39

Consolidated Statements of Changes in Stockholders' Equity for the
  years ended December 31, 2002, December 31, 2001, and
  December 31, 2000                                                          40

Consolidated  Statements of Cash Flows for the years ended
  December 31, 2002, December 31, 2001, and December 31, 2000                41

Notes to Consolidated Financial Statements                                   42

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Los Angeles, California
March 21, 2003

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31         December 31
                                                                                                2002                2001
                                                                                                ----                ----
                                                           ASSETS
Investments
   Available for sale:
     Fixed maturities, at market value (amortized cost:  December 31,
       2002  $93,649,468; December 31, 2001  $91,811,859)                                    $98,373,350         $94,628,282
     Equity securities at market (cost: December 31, 2002
       $0; December 31, 2001  $216)                                                                    -                 216
   Short-term investments, at cost                                                             9,024,382           2,863,622
                                                                                             -----------          ----------
      Total Investments                                                                      107,397,732          97,492,120
Cash                                                                                              19,766              45,001
Accrued investment income                                                                      1,470,333           1,768,058
Premiums and notes receivable, net                                                             6,699,909           6,248,327
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    2,805,048             732,054
   Unpaid losses and loss adjustment expenses                                                 21,308,339          10,748,080
Prepaid reinsurance premiums                                                                      95,304              37,683
Deferred policy acquisition costs                                                              5,947,010           5,079,535
Property and equipment (net of accumulated depreciation)                                         354,194             267,426
Deferred income taxes                                                                             57,951             556,251
Income taxes receivable                                                                        1,548,827           5,398,939
Other assets                                                                                     982,192             449,799
                                                                                             -----------         -----------
        Total Assets                                                                        $148,686,605        $128,823,273
                                                                                             ===========         ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses                                                   $74,905,284         $60,534,295
Unearned premiums                                                                             24,381,583          19,328,150
Advance premium and premium deposits                                                           1,607,272           1,083,995
Notes payable - related parties                                                                  750,000                   -
Accrued expenses and other liabilities                                                         8,633,476           7,256,457
                                                                                             -----------          ----------
        Total Liabilities                                                                   $110,277,615         $88,202,897
                                                                                             -----------          ----------

STOCKHOLDERS' EQUITY
Common stock, no par - authorized 10,000,000 shares,
  issued and outstanding shares 5,489,533 at
  December 31, 2002, and 5,481,288 at December 31, 2001                                       $2,700,272          $2,671,415
Accumulated other comprehensive income                                                         3,117,762           1,858,839
Retained earnings                                                                             32,590,956          36,090,122
                                                                                              ----------          ----------
        Total Stockholders' Equity                                                           $38,408,990         $40,620,376
                                                                                              ----------          ----------

        Total Liabilities and Stockholders' Equity                                          $148,686,605        $128,823,273
                                                                                             ===========         ===========


          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                           2002                 2001                  2000
                                                                           ----                 ----                  ----
REVENUES
Insurance Company Revenues
   Premium earned                                                     $40,568,845           $35,409,174           $32,743,165
   Premium ceded                                                        7,209,573             5,515,330             6,843,931
                                                                       ----------            ----------           -----------
     Net premium earned                                                33,359,272            29,893,844            25,899,234
   Net investment income                                                5,401,870             5,647,026             5,764,094
   Net realized investment gains (losses)                                   3,690                 6,359              (137,897)
   Other income                                                            49,038                16,399                46,639
                                                                       ----------            ----------            ----------
        Total Insurance Company Revenues                               38,813,870            35,563,628            31,572,070

Other Revenues from Insurance Operations
     Gross commissions and fees                                         6,261,024             5,508,955             5,605,493
     Investment income                                                     56,176               156,387               335,984
     Net realized investment gains                                              -                 3,213                 2,508
     Finance charges and late fees earned                                 878,316               868,496               837,902
     Other income                                                          19,256                16,227                13,992
                                                                       ----------            ----------            ----------
          Total Revenues                                               46,028,642            42,116,906            38,367,949
                                                                       ----------            ----------            ----------

EXPENSES
Losses and loss adjustment expenses                                    32,727,023            41,677,016            21,676,915
Policy acquisition costs                                                9,274,263             8,695,037             8,303,917
Salaries and employee benefits                                          4,373,878             4,321,637             4,241,117
Commissions to agents/brokers                                           1,219,310             1,260,059             1,309,490
Other operating expenses                                                3,248,227             2,886,266             2,642,897
                                                                       ----------            ----------            ----------
         Total Expenses                                                50,842,701            58,840,015            38,174,336
                                                                       ----------            ----------            ----------

Income (Loss) Before Taxes                                             (4,814,059)          (16,723,109)              193,613

Income Tax (Benefit)                                                   (1,589,370)           (5,853,091)             (246,184)
                                                                        ---------             ---------               -------

         Net Income (Loss)                                            $(3,224,689)         $(10,870,018)             $439,797
                                                                        =========            ==========               =======


PER SHARE DATA:
Basic Shares Outstanding                                                5,487,311             5,505,398             6,058,674
Basic Earnings (Loss) Per Share                                            $(0.59)               $(1.97)                $0.07
Diluted Shares Outstanding                                              5,487,311             5,505,398             6,101,692
Diluted Earnings (Loss) Per Share                                          $(0.59)               $(1.97)                $0.07



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE YEARS ENDED DECEMBER 31


                                                                        2002                  2001                  2000
                                                                        ----                  ----                  ----
Net income (loss)                                                    $(3,224,689)         $(10,870,018)            $439,797
Other changes in comprehensive income,
   net of tax:
     Unrealized gains on securities
        classified as available-for-sale arising
        during the period                                              1,261,358             1,743,127            1,299,381
     Less: reclassification adjustment for
        (gains) losses included in net income                             (2,435)               (6,093)              91,011
                                                                       ---------             ---------            ---------
            Comprehensive Income (Loss)                              $(1,965,766)          $(9,132,984)          $1,830,189
                                                                       =========             =========            =========


          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000



                                                                             Accumulated
                                                Common Shares                   Other
                                             ---------------------------    Comprehensive
                                             Issued and                         Income           Retained
                                             Outstanding        Amount         (Losses)          Earnings          Total
                                             -----------        ------          ------           --------          -----
Balance - December 31, 1999                    6,304,953      $3,098,389     $(1,086,565)       $52,828,973     $54,840,797

Net shares issued for exercise of
   stock options                                  16,307              13               -                  -              13
Shares canceled or adjusted                           39               -               -                  -               -
Shares repurchased                              (628,600)       (308,908)              -         (3,821,160)     (4,130,068)
Cash dividend paid ($0.15 per
   share)                                              -               -               -           (945,580)       (945,580)
Change in comprehensive income,
   net of deferred income tax                          -               -       1,208,370                  -       1,208,370
Net income                                             -               -               -            439,797         439,797
                                               ---------       ---------       ---------         ----------      ----------
Balance - December 31, 2000                    5,692,699      $2,789,494        $121,805        $48,502,030     $51,413,329
                                               =========       =========         =======         ==========      ==========

Net shares issued for exercise of
   stock options                                  28,827              37               -                  -              37
Shares canceled or adjusted                          120               -               -                  -               -
Shares repurchased                              (240,358)       (118,116)              -         (1,269,281)     (1,387,397)
Cash dividend paid ($0.05 per
   share)                                              -               -               -           (272,609)       (272,609)
Change in comprehensive income,
   net of deferred income tax                          -               -       1,737,034                  -       1,737,034
Net (loss)                                             -               -               -        (10,870,018)    (10,870,018)
                                               ---------       ---------       ---------         ----------      ----------
Balance - December 31, 2001                    5,481,288      $2,671,415      $1,858,839        $36,090,122     $40,620,376
                                               =========       =========       =========         ==========      ==========

Net shares issued for exercise of
  stock options                                    8,245          28,857               -                  -          28,857
Cash dividend paid ($0.05
   per share)                                          -               -               -           (274,477)       (274,477)
Change in comprehensive income,
   net of deferred income tax                          -               -       1,258,923                  -       1,258,923
Net (loss)                                             -               -              -          (3,224,689)     (3,224,689)
                                               ---------       ---------       ---------         ----------      ----------
Balance - December 31, 2002                    5,489,533      $2,700,272      $3,117,762        $32,590,956     $38,408,990
                                               =========       =========       =========         ==========      ==========

          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                                  2002              2001            2000
                                                                                  ----              ----            ----
Cash flows from operating activities:
   Net income (loss)                                                           $(3,224,689)     $(10,870,018)     $439,797
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                 84,951            71,205        68,632
      Bond amortization, net                                                       376,657           349,597       526,030
      Net realized (gain) loss on sale of securities                                (3,690)           (9,572)      135,389
   Changes in assets and liabilities
      Premium, notes and investment income receivable                             (153,857)         (300,107)     (158,917)
      Reinsurance recoverable                                                  (12,633,253)         (415,593)   (7,080,367)
      Prepaid reinsurance premiums                                                 (57,621)           (8,152)        2,907
      Deferred policy acquisitions costs                                          (867,475)         (579,388)     (161,930)
      Other assets                                                                (532,394)       (4,694,674)     (511,153)
      Reserve for unpaid losses and loss adjustment expenses                    14,370,989        15,316,926     3,624,880
      Unearned premium reserve                                                   5,053,433         2,228,223       516,784
      Advance premium and premium deposits                                         523,277        (1,232,021)     (255,174)
      Accrued expenses and other liabilities                                     1,377,019          (642,722)    1,508,042
      Income taxes current/deferred                                               (150,235)         (502,645)      (29,694)
      Federal income tax recoverable                                             3,850,112        (5,398,939)            -
                                                                                 ---------         ---------     ---------
         Net Cash Provided (Used) from Operations                                8,013,224        (1,288,941)   (1,374,774)
                                                                                 ---------         ---------     ---------

Investing Activities
   Purchase of fixed maturity investments                                      (19,300,366)      (17,806,300)   (9,736,357)
   Proceeds from maturity of fixed maturity investments                         15,086,100        19,083,025    11,505,400
   Proceeds from sale of fixed maturity investments                              2,003,906         1,365,055     2,008,594
   Net (increase) decrease in short-term investments                            (6,160,760)          521,849     2,656,211
   Additions to property and equipment                                            (171,719)         (224,524)      (34,072)
                                                                                ----------         ---------     ---------
         Net Cash Provided (Used) by Investing Activities                       (8,542,839)        2,939,105     6,399,776
                                                                                 ---------         ---------     ---------

Financing Activities
   Proceeds from issuance of common stock                                           28,857                37            13
   Proceeds from notes payable - related parties                                   750,000                 -             -
   Repurchase of common stock                                                            -        (1,387,397)   (4,130,068)
   Dividends paid to shareholders                                                 (274,477)         (272,609)     (945,580)
                                                                                   -------         ---------     ---------
         Net Cash Provided (Used) by Financing Activities                          504,380        (1,659,969)   (5,075,635)
                                                                                   -------         ---------     ---------

Net (decrease) in cash                                                             (25,235)           (9,805)      (50,633)

   Cash at beginning of year                                                        45,001            54,806       105,439
                                                                                    ------            ------       -------
      Cash at End of Year                                                          $19,766           $45,001       $54,806
                                                                                    ======            ======        ======

Supplemental cash flow information Cash paid during the period for:
   Interest                                                                         $6,575               $75       $25,417
   Income taxes                                                                   $150,636           $65,584      $245,414


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

Basis of Presentation
---------------------
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). As described in Note 15, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting that differs from GAAP.

Use of Estimates
----------------
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While every effort is made to ensure the integrity of such estimates, actual results could differ.

Investments
-----------
All of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as accumulated other comprehensive income
(loss) which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

The Company had net unrealized investment gains of $3,117,762 as of December 31, 2002, and net unrealized investment gains of $1,858,839 as of December 31, 2001. These amounts are net of deferred taxes.

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

Earnings Per Share
------------------
Basic earnings per share excludes the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilizes the average market price per share when applying the treasury stock method in determining common share dilution. When dilutive, outstanding stock options are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

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

     d.  Insurance Claim Administration Operation
     --------------------------------------------
     Claim administration income is based on premium written for non-affiliated insurers by the Company's wholly owned subsidiary Bedford Insurance Services, Inc. Income is recognized on the effective date of the insurance policies and a liability is recognized for the estimated cost of completing the administration of all current and future claims that are covered by these policies.

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

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for the Company. The long-tailed nature of liability claims and the volatility of jury awards exacerbates that uncertainty. Crusader sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Restricted Funds
----------------
 Restricted funds are as follows:
                                                 Year ended December 31
                                                 ----------------------
                                               2002                  2001
                                               ----                  ----
   Restricted Funds:
      Premium trust funds (1)               $1,114,403            $1,529,996
      Assigned to state agencies (2)         2,725,000             2,725,000
                                             ---------             ---------
           Total restricted funds           $3,839,403            $4,254,996
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

Deferred Policy Acquisition Costs
---------------------------------
Policy acquisition costs consist of costs associated with the production of insurance policies such as commissions, premium taxes, and certain other underwriting expenses which vary with and are primarily related to the production of the insurance policy. Policy acquisition costs are deferred and amortized as the related premiums are earned and are limited to their estimated realizable value based on the related unearned premiums plus investment income less anticipated losses and loss adjustment expenses. Ceding commission applicable to the unexpired terms of policies in force is recorded as unearned ceding commission, which is included in deferred policy acquisition costs.

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

Segment Reporting
-----------------
Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 84.3% of consolidated revenues in the year ended December 31, 2002, 84.4% of consolidated revenues in the year ended December 31, 2001, and 82.3% for the year ended December 31, 2000. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company's wholly owned subsidiary Crusader Insurance Company, ("Crusader") which as of December 31, 2002, was licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon and Washington. Crusader is a multiple-line property and casualty insurance company which began transacting business on January 1, 1985. As of December 31, 2002, 97% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold or operation of the insured premises. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

                                                                     Year ended December 31
                                                                     ----------------------
                                                            2002               2001               2000
                                                            ----               ----               ----
Revenues
--------
Insurance company operation                              $38,813,870        $35,563,628        $31,572,070
                                                          ----------         ----------         ----------

Other insurance operations                                20,469,400         17,799,932         16,715,332
Intersegment elimination (1)                             (13,254,628)       (11,246,654)        (9,919,453)
                                                          ----------         ----------          ---------
     Total other insurance operations                      7,214,772          6,553,278          6,795,879
                                                           ---------          ---------          ---------

     Total revenues                                      $46,028,642        $42,116,906        $38,367,949
                                                          ==========         ==========         ==========

Income (loss) before income taxes
---------------------------------
Insurance company operation                              $(7,069,522)      $(17,570,829)         $(237,593)
Other insurance operations                                 2,255,463            847,720            431,206
                                                           ---------         ----------            -------
     Total income (loss) before income taxes             $(4,814,059)      $(16,723,109)          $193,613
                                                           =========         ==========            =======

Assets
------
Insurance company operation                             $131,574,608       $109,293,988       $108,959,681
Intersegment eliminations (2)                             (1,245,711)        (1,647,653)          (528,196)
                                                         -----------        -----------        -----------
     Total insurance company operation                   130,328,897        107,646,335        108,431,485
Other insurance operations                                18,357,708         21,176,938         15,514,335
                                                         -----------        -----------        -----------
     Total assets                                       $148,686,605       $128,823,273       $123,945,820
                                                         ===========        ===========        ===========

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks
----------------------
In 2002 approximately 93% of Crusader's gross premium written was derived from California. In 2002, approximately 94% of the $2,714,672 commission income from the Company's health and life insurance program was from CIGNA HealthCare medical and dental plan programs. At December 31, 2002, the Company's reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $24,113,387 were from Partners Reinsurance of the U.S. and General Reinsurance Corporation, both California admitted companies rated A+ and A++ respectively by A.M. Best Company.

Stock-Based Compensation
------------------------
The Company applies APB Opinion No. 25 in accounting for its incentive stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                            Year ended December 31
                                                            ----------------------
                                                    2002              2001               2000
                                                    ----              ----               ----
Net income (loss)
  As reported                                   $(3,224,689)      $(10,870,018)         $439,797
  Pro forma                                     $(3,275,995)      $(10,886,339)         $394,960

Income (loss) per share
  As reported                                        $(0.59)            $(1.97)            $0.07
  Pro forma                                          $(0.60)            $(1.98)            $0.07

Income (loss) per share - assuming dilution:
  As reported                                        $(0.59)            $(1.97)            $0.07
  Pro forma                                          $(0.60)            $(1.98)            $0.06


Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes Option-Price Model with the following weighted average assumptions used for the 1999 and 2002 grants:

                                          2002         1999
                                          ----         ----
Dividend yield                            1.40%        2.46%
Expected volatility                        34%          43%
Expected lives                          10 Years     10 Years
Risk-free interest rates                  4.05%        6.09%
Fair value of options granted             $1.32        $4.30

Recently Issued Accounting Standards
------------------------------------
In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs; and it applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Under SFAS No. 143, a company is required to (1) record an existing legal obligation associated with the retirement of a tangible long-lived asset as a liability when incurred and the amount of the liability be initially measured at fair value, (2) recognize subsequent changes in the liability that result from (a) the passage of time and
(b) revisions in either the timing or amount of estimated cash flows and (3) upon initially recognizing a liability for an asset retirement obligation, an entity shall capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 will not have a material impact on the financial statements.

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and to develop a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. Even though SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") for segments of a business to be disposed of. However, SFAS No. 144 retains the requirement of APB No. 30 that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale." SFAS No. 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the Company's earnings or financial position.

In April 2002 the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The objectives of SFAS No. 145 are to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of Statement 4 are applicable to fiscal years beginning after May 15, 2002. The provisions related to Statement 13 are applicable to transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are applicable to financial statements issued on or after May 15, 2002. Management of the Company anticipates that the adoption of SFAS No. 145 will not have a material effect on the Company's earnings or financial position.

In June 2002 the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan as required under EITF 94-3. SFAS No. 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS No. 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

In October 2002 the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" ("SFAS No. 147"), which addresses the financial accounting and reporting for the acquisition of all or a part of a financial institution, except for transactions between two or more mutual enterprises. Under SFAS No. 147, the acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. SFAS No. 147 also provides guidance on accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises are effective on October 1, 2002. Management of the Company anticipates that the adoption of SFAS No. 147 is not expected to have a material impact on the Company's financial statements.

In November 2002 the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. Management of the Company anticipates that the adoption of this interpretation is not expected to have a material impact on the Company's financial statements.

In December 2002 the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148") which amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148 (see Note 16 of Notes to Consolidated Financial Statements).

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on the Company's financial statements.


NOTE 2 - ADVANCE PREMIUM AND PREMIUM DEPOSITS
---------------------------------------------
Some of the Company's health and life programs require payments of premium prior to the effective date of coverage; and, accordingly, invoices are sent out as early as two months prior to the coverage effective date. Insurance premiums received for coverage months effective after the balance sheet date are recorded as advance premiums. The Company received deposits to guarantee the payment of premiums for past coverage months on its daily automobile rental program. These deposits are required when information such as gross receipts or number of rental cars is required to compute the actual premium due, but is not available until after the coverage month.

NOTE 3 -  INVESTMENTS
---------------------
The Company manages its own investment portfolio. A summary of net investments and related income is as follows:

Investment income is summarized as follows:
                                                Year ended December 31
                                                ----------------------
                                             2002         2001          2000
                                             ----         ----          ----
Fixed maturities                         $5,354,707    $5,628,698    $5,848,248
Short-term investments                      103,339       174,720       251,930
                                          ---------     ---------     ---------
Total investment income                   5,458,046     5,803,418     6,100,178
Less investment expenses                         -              5           100
                                          ---------     ---------     ---------
     Net investment income               $5,458,046    $5,803,413    $6,100,078
                                          =========     =========     =========


Net realized investment gains and (losses) are summarized as follows:

                                                Year ended December 31
                                                ----------------------
                                             2002          2001          2000
                                             ----          ----          ----
Gross realized gains on
  fixed maturities:                          $3,906       $35,276     $   2,861
Gross realized (losses)
  on equity securities:                        (216)      (25,704)     (138,250)
                                                ---        ------       -------
    Net realized investment gains (losses)   $3,690       $ 9,572     $(135,389)
                                              =====         =====       =======


A summary of the unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

                                                  Year ended December 31
                                                  ----------------------
                                            2002          2001           2000
                                            ----          ----           ----
Gross unrealized appreciation
  of fixed maturities:                   $4,828,956    $3,030,903      $936,589
Gross unrealized (depreciation)
  of fixed maturities:                     (105,074)     (214,480)     (752,036)
                                          ---------     ---------       -------
Net unrealized appreciation
  on investments                          4,723,882     2,816,423       184,553
Deferred federal tax (expense)           (1,606,120)     (957,584)      (62,748)
                                          ---------     ---------       -------
   Net unrealized appreciation,
     net of deferred income taxes        $3,117,762    $1,858,839      $121,805
                                          =========     =========       =======


The amortized cost and estimated market value of fixed maturity investments at December 31, 2002, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                        Amortized     Estimated
                                           Cost      Market Value
                                           ----      ------------
Due in one year or less                 $20,346,601   $20,786,476
Due after one year through five years    62,614,363    66,265,536
Due after five years through ten years   10,688,504    11,321,338
                                         ----------    ----------
   Total fixed maturities               $93,649,468   $98,373,350
                                         ==========    ==========

The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:

                                                                                Gross             Gross           Estimated
                                                           Amortized          Unrealized        Unrealized          Market
                                                              Cost               Gains            Losses             Value
                                                              ----               -----            ------             -----

December 31, 2002
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                                 $   400,000         $        -        $      -        $   400,000
  U.S. treasury securities                                 17,517,578            407,279               -         17,924,857
  State and municipal tax-exempt bonds                      2,731,060             97,156             313          2,827,903
  Industrial and miscellaneous taxable bonds               73,000,830          4,324,521         104,761         77,220,590
                                                           ----------          ---------         -------         ----------
      Total fixed maturities                              $93,649,468         $4,828,956        $105,074        $98,373,350
                                                           ==========          =========         =======         ==========

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
                                                           ==========          =========         =======         ==========


Short-term investments have an initial maturity of one year or less and consist of the following:
                                                       Year ended December 31
                                                       ----------------------
                                                      2002               2001
                                                      ----               ----
Certificates of deposit                           $  225,000         $  225,000
Commercial paper                                   1,525,000                  -
Commercial bank money market accounts                724,842          2,050,006
U.S. government obligation money market fund       6,546,602            585,699
Savings account                                        2,938              2,917
                                                   ---------          ---------
   Total short-term investments                   $9,024,382         $2,863,622
                                                   =========          =========


NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
----------------------------------------------------------------
Property and equipment consist of the following:
                                                       Year ended December 31
                                                       ----------------------
                                                      2002               2001
                                                      ----               ----
Furniture, fixtures, computer, office,
  and transportation equipment                    $1,768,856         $1,779,293
Accumulated depreciation                           1,414,662          1,511,867
                                                   ---------          ---------
   Net property and equipment                     $  354,194         $  267,426
                                                     =======            =======

NOTE 5 - PREMIUMS AND NOTES RECEIVABLE, NET
-------------------------------------------
Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.
                                                     Year ended December 31
                                                     ----------------------
                                                     2002               2001
                                                     ----               ----

Premiums receivable                               $2,364,150         $2,268,702
Premium finance notes receivable                   4,350,685          4,002,347
                                                   ---------          ---------
   Total premiums and notes receivable             6,714,835          6,271,049
Less allowance for doubtful accounts                  14,926             22,722
                                                   ---------          ---------
   Net premiums and notes receivable              $6,699,909         $6,248,327
                                                   =========          =========

Bad debt expense for the fiscal year ended December 31, 2002, and the fiscal year ended December 31, 2001, was $25,857 and $27,759, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.


NOTE 6 - NOTE PAYABLE - BANK
----------------------------
Unico had a $2,000,000 line of credit with Union Bank of California. Interest on this line was referenced as the Bank's LIBOR rate plus 1.75% per annum and is payable monthly. The agreement contained certain covenants including maintenance of certain financial ratios. As of December 31, 2001, the Company did not meet the covenant requiring a tangible net worth of at least $45,000,000. The Company did not utilize this credit line in 2002 or 2001. This credit line expired on November 4, 2002. Although the bank amended the agreement on July 8, 2002 to reduce the tangible net worth requirement to $35,000,000, the Company did not renew the line.


NOTE 7 - NOTES PAYABLE - RELATED PARTIES
----------------------------------------
On November 15, 2002 the Company borrowed $500,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer and $250,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. The notes are due and payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then the notes are payable in full on November 15, 2006. The notes may be prepaid at any time without penalty. The notes are unsecured and bear interest at 8% per annum with interest payable monthly.

                                                      Year ended December 31
                                                      ----------------------
                                                      2002               2001
                                                      ----               ----
Note payable - Erwin Cheldin                        $500,000              $-
Note payable - The Cary and
   Danielle Cheldin Family Trust                     250,000               -
                                                     -------               -
   Notes payable - related parties                  $750,000              $-
                                                     =======               =


NOTE 8 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------
The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:


                                                                                        Year ended December 31
                                                                                        ----------------------

                                                                                2002             2001              2000
                                                                                ----             ----              ----
Reserve for unpaid losses and loss adjustment expenses
   at beginning of year - net of reinsurance                                 $49,786,215      $34,546,026       $37,628,165
                                                                              ----------       ----------        ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                               24,936,172       22,350,667        17,406,284
   Increase in provision for events of prior years (*)                         7,790,851       19,326,349         4,270,631
                                                                              ----------       ----------        ----------
     Total losses and loss adjustment expenses                                32,727,023       41,677,016        21,676,915
                                                                              ----------       ----------        ----------

Payments
   Losses and loss adjustment expenses attributable to
     insured events of the current year                                        5,905,678        5,595,410         6,013,830
   Losses and loss adjustment expenses attributable to
     insured events of prior years                                            23,010,615       20,841,417        18,745,224
                                                                              ----------       ----------        ----------
     Total payments                                                           28,916,293       26,436,827        24,759,054
                                                                              ----------       ----------        ----------

 Reserve for unpaid losses and loss adjustment expenses
    at end of year - net of reinsurance                                      $53,596,945      $49,786,215       $34,546,026

Reinsurance recoverable on unpaid losses and loss
   Adjustment expenses at end of year                                         21,308,339       10,748,080        10,671,343
                                                                              ----------       ----------        ----------
Reserve for unpaid losses and loss adjustment expenses at
   end of year per balance sheet - gross of reinsurance                      $74,905,284      $60,534,295       $45,217,369
                                                                              ==========       ==========        ==========

The Company`s consolidated financial statements include estimated reserves for unpaid losses and related claim settlement or loss adjustment expenses of our insurance company operation. Crusader sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses. The process of estimating loss and loss adjustment reserves involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimating process. Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. Reserves are monitored and adjusted when appropriate and reflected in the statement of operations in the period of adjustment.

The Company believed that it had adequately addressed its estimate of ultimate losses as of December 31, 2001, and anticipated that underwriting changes in problematic business such as reducing coverages, modifying policy forms, more restrictive underwriting, reductions in non-California business, and increasing rates would be reflected in the 2002 development. However, continued adverse development in 2002 indicated that the underwriting changes implemented through December 31, 2001, were not sufficient to fully address the losses primarily occurring on accident years 1999 through 2001 on the Company's business outside of California (primarily liquor and premises liability), and on the Company's special risk class of business. Liquor liability claims arise from the liability of tavern owners related to the sale of alcoholic beverages. The Company's special risk class of business represents risks written within current underwriting programs that have a higher degree of exposure and require special pricing and underwriting. Based on the development in 2002 primarily on the business discussed above, the Company increased its estimate of ultimate losses for accident years 1999 and subsequent. The adverse development in 2002 for accident years 1998 and prior was primarily due to higher than anticipated cost of construction defect and apartment house habitability claims. Construction defect claims arise from the liability of contractors for their defective work in the construction of habitation structures (such as apartments, condominiums and single-family dwellings) or commercial type structures. Apartment house habitability claims arise from uninhabitable conditions related to dilapidated structures and insect and vermin infestation.

In light of the adverse development in 2001, the Company increased the frequency and scope of its reserve studies. The continued adverse development in 2002, discussed above, was first observed in June 2002 when the Company determined that losses for accident years 2002 and 2001 were developing higher than anticipated and the underwriting actions had not mitigated loss exposure to the extent previously estimated. Of the total adverse development in 2002 of $7,790,851, $6,332,812 was reflected as of June 30, 2002. Adverse development of prior years losses in 2002 represented 15.6% of net reserves as of December 31, 2001.

Adverse (favorable) development of prior years losses in 2002 by line of business are as follows:

                                                Accident Years ended December 31
                            --------------------------------------------------------------------------
                              2001                 2000                 1999            1998 and Prior            Total
                              ----                 ----                 ----            --------------            -----
Line of Business
----------------
  CMP                       $2,022,752           $2,812,554           $1,078,477            $1,769,710          $7,683,493
  Other Liability               30,152               31,387               49,877               136,328             247,744
  Other                       (136,557)             (32,605)              (6,999)               35,775            (140,386)
                             ---------            ---------            ---------             ---------          ----------
     Total                  $1,916,347           $2,811,336           $1,121,355            $1,941,813          $7,790,851
                             =========            =========            =========             =========           =========

In the years ended December 31, 2001 and 2000, the Company increased its estimates of ultimate losses for both reported and unreported claims primarily occurring from 1998 through 2000 and from 1993 through 1995 (the years most impacted by construction defect claims). Adverse development of prior years' losses of $19,326,349 as of December 31, 2001, and $4,270,631 as of December 31, 2000, was primarily the result of an increase in the Company's estimate of ultimate reported and unreported claims for construction defect claims, non-California liquor liability claims and apartment house habitational type of claims.

The increase in incurred losses and loss adjustment expenses recognized in 2001 and 2000 was primarily due to the following:

1.       Higher than anticipated claim cost from business outside of California.
2.       The effect on settlements of escalating jury awards.
3. The effect on settlements in apartment house habitability claims due to a statute that provides for payment of plaintiff attorney fees without regard to policy limits.
4. Increased development of losses due to the impact of changes in California law that expanded coverage and increased loss exposure primarily on construction defect claims for losses incurred prior to the Company's revision in its policy form in 1995.

Reserves for losses and loss adjustment expenses by line of business before reinsurance are as follows:

                                                               Year ended December 31
                                                               ----------------------
                                       2002                             2001                               2000
                               ----------------------           ---------------------              ----------------------
Line of Business
----------------
  CMP                          $69,111,825     92.3%            $56,215,479      92.9%             $40,830,294       90.3%
  Other Liability               $5,564,214      7.4%             $4,004,449       6.6%              $4,016,673        8.9%
  Other                           $229,245      0.3%               $314,367       0.5%                $370,402        0.8%
                                ----------    -----              ----------     ------              ----------      ------
  Total                        $74,905,284    100.0%            $60,534,295     100.0%             $45,217,369      100.0%
                                ==========    ======             ==========     ======              ==========      ======


NOTE 9 - DEFERRED POLICY ACQUISITION COSTS
------------------------------------------
Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs which are related to and vary with the production of Crusader policies. Policy acquisition costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income.

                                                                                       Year ended December 31
                                                                                       ----------------------
                                                                                2002              2001             2000
                                                                                ----              ----             ----
Deferred policy acquisition costs at beginning of year                       $5,079,535        $4,500,147        $4,338,217
Policy acquisition costs incurred during year                                10,141,738         9,274,425         8,465,847
Policy acquisition costs amortized during year                               (9,274,263)       (8,695,037)       (8,303,917)
                                                                              ---------         ---------         ---------
   Deferred policy acquisition costs at end of year                          $5,947,010        $5,079,535        $4,500,147
                                                                              =========         =========         =========


NOTE 10 - LEASE COMMITMENT TO RELATED PARTY
-------------------------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for the year ended December 31, 2002; $1,025,952 for the year ended December 31, 2001; and $1,025,952 for the year ended December 31, 2000.

The lease provides for the following minimum annual rental commitments:

   Year ending
   -----------
   December 31, 2003                                              $1,025,952
   December 31, 2004                                              $1,025,952
   December 31, 2005                                              $1,025,952
   December 31, 2006                                              $1,025,952
   December 31, 2007 (through March 31, 2007)                      $ 256,488
                                                                   ---------
        Total minimum payments                                    $4,360,296
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


NOTE 11 - ACCRUED EXPENSES AND OTHER LIABILITIES
------------------------------------------------
Accrued expenses and other liabilities consist of the following:

                                                      Year ended December 31
                                                      ----------------------
                                                     2002               2001
                                                     ----               ----
   Premium payable                                $4,708,648         $5,487,753
   Unearned claim administration income              300,000            300,000
   Profit sharing contributions                      291,144            292,900
   Accrued salaries                                  451,347            469,690
   Security purchases payable
     (settlement date in 2003)                     2,000,000                  -
   Other                                             882,337            706,114
                                                   ---------          ---------
    Total accrued expenses and other liabilities  $8,633,476         $7,256,457
                                                   =========          =========


NOTE 12 - COMMITMENT AND CONTINGENCIES
--------------------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is also required to resort to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

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

Due to a recent California court ruling that affects the tax years 1997 through 2002, the Company may be assessed for additional tax by the California Franchise Tax Board as a result of the dividends received deduction that the Company utilized for those periods. See Note 17.

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

A reinsurance transaction occurs when an insurance company transfers ("cedes") a portion of its exposure on business written by it to a reinsurer that assumes that risk for a premium ("ceded premium"). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. In 2003, Crusader's primary excess of loss reinsurance agreements are with QBE Reinsurance Corporation (A.M. Best Rating A), St. Paul Fire & Marine Insurance Co. (A.M. Best Rating A), Hannover Ruckversicherungs (A.M. Best Rating A+), Mapfre Reinsurance Corporation (A.M. Best Rating A), and Chubb Re, Inc. (A.M. Best Rating A++). From 2000 to 2002, Crusader has had its primary excess of loss reinsurance agreements with Partners Reinsurance Company of the U.S., a California admitted reinsurer rated A+ by the A.M. Best Company. In 1999, Crusader had its primary excess of loss reinsurance agreements with General Reinsurance Corporation, a California admitted reinsurer rated A++ by the A.M. Best Company. Crusader also has catastrophe reinsurance from various highly rated California admitted and Bermuda reinsurance companies. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. . The Company has no reinsurance recoverable balances in dispute.

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

The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                           Year ended December 31
                                           ----------------------
                                   2002              2001              2000
                                   ----              ----              ----
Premiums written:
   Direct business              $45,622,280       $37,637,396       $33,259,948
   Reinsurance assumed                    -                 -                 -
   Reinsurance ceded             (7,259,079)       (5,531,221)       (6,853,383)
                                 ----------        ----------        ----------
      Net premiums written      $38,363,201       $32,106,175       $26,406,565
                                 ==========        ==========        ==========

Premiums earned:
   Direct business              $40,568,845       $35,409,174       $32,743,165
   Reinsurance assumed                    -                 -                 -
   Reinsurance ceded             (7,209,573)       (5,515,330)       (6,843,931)
                                 ----------        ----------        ----------
      Net premiums earned       $33,359,272       $29,893,844       $25,899,234
                                 ==========        ==========        ==========

Incurred losses and loss
 adjustment expenses:
   Direct                       $54,352,403       $52,939,238       $34,225,322
   Assumed                                -                 -                 -
   Ceded                        (21,625,380)      (11,262,222)      (12,548,407)
                                 ----------        ----------        ----------
      Net incurred losses
       and loss adjustment
       expenses                 $32,727,023       $41,677,016       $21,676,915
                                 ==========        ==========        ==========


NOTE 14 - PROFIT SHARING PLAN
-----------------------------
During the fiscal year ended March 31, 1986, the Company adopted the Unico American Corporation Profit Sharing Plan. Employees who are at least 21 years of age and have been employed by the Company for at least two years are participants in the Plan. Pursuant to the terms of the Plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. Participants are entitled to receive benefits under the plan upon the later of the following: the date 60 days after the end of the plan year in which the participant's retirement occurs or one year and 60 days after the end of the plan year following the participant's termination with the Company. However, the participant's interest must be distributed in its entirety no later than April 1 of the calendar year following the calendar year in which the participant attains age 70 1/2 or otherwise in accordance with the Treasury Regulations promulgated under the Internal Revenue Code of 1954 as amended.

Employer contributions to the plan were as follows:
      Year ended December 31, 2002                   $434,789
      Year ended December 31, 2001                   $554,111
      Year ended December 31, 2000                   $624,388


NOTE 15 - STATUTORY CAPITAL AND SURPLUS
---------------------------------------
Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory"). Statutory accounting practices differ in certain respects from GAAP. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or market value, depending on the quality of the security as specified by the NAIC; (c) equity securities are valued by the NAIC as required by Statutory Accounting Principles d) non-admitted assets are charged directly against surplus; (e) loss reserves and unearned premium reserves are stated net of reinsurance; and (f) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed 10% of statutory surplus; changes in deferred taxes are recorded directly to surplus as regards policyholders. Additionally, the cash flow presentation is not consistent with GAAP and a reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting.

Crusader Insurance Company statutory capital and surplus are as follows:

        As of December 31, 2002                   $26,258,452
        As of December 31, 2001                   $27,519,538

Crusader Insurance Company statutory net income (loss) is as follows:

        Year ended December 31, 2002              $(5,331,777)
        Year ended December 31, 2001             $(12,110,967)
        Year ended December 31, 2000                 $214,787

The California Department of Insurance has completed its financial examination of Crusader's December 31, 2001, statutory financial statements. The report on the examination is pending finalization by the insurance department. The Company does not expect any material adjustments to Crusaders statutory financial statements.

The Company believes that Crusader's statutory capital and surplus were sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. The maximum dividend that may be made without prior approval as of December 31, 2002, is $2,625,845. There were no dividends paid by Crusader to Unico in 2002 or in 2001. Crusader paid dividends of $1,500,000 to Unico in 2000.

In December 1993, the National Association of Insurance Commissioners ("NAIC") adopted a Risk-Based Capital ("RBC") Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2002, was 370% of authorized control level risk-based capital.

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

In 2002, the Company was outside the usual values of 4 of the 12 IRIS ratio tests, primarily as a result of adverse losses and loss adjustment expenses development. The IRIS ratio test outside the usual values were the Two Year Overall Operating Ratio, One Year Reserve Development to Surplus, Two Year Reserve Development to Surplus, and Estimated Current Reserve Deficiency to Surplus.


NOTE 16 - STOCK PLANS
---------------------
The Company's 1985 stock option plan provided for the grant of incentive stock options to officers and key employees. The plan covered an aggregate of 1,500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). As of December 31, 2002, all of the options under this plan were exercised or terminated. Options granted under this plan had a life of either 5 or 10 years and had a vesting period from immediate to 9 years. All options were granted at fair market value. There are no additional options available for future grant under the 1985 plan.

The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 30,000 were terminated and 105,000 were outstanding as of December 31, 2002. These options expire 10 years from the date of the grant and were not exercisable prior to September 1, 2000. Options covering 10,000 or less shares become exercisable at the rate of 2,500 shares per year commencing September 1, 2000; and options covering more than 10,000 shares become exercisable at the rate of 5,000 shares per year commencing September 1, 2000. At December 31, 2002, there were 92,500 options under the 1999 stock option plan that were exercisable.

On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. All of these options were outstanding as of December 31, 2002. These options expire 10 years from the date of the grant and are not exercisable prior to January 1, 2004. Options become exercisable as follows:


                                     Date Exercisable
Number of      ----------------------------------------------------------
 Options       January 1,      January 1,      January 1,      January 1,
 Granted          2004            2005            2006            2007
 -------          ----            ----            ----            ----
  2,500          2,500
  5,000          2,500           2,500
  7,500          2,500           2,500           2,500
 10,000          2,500           2,500           2,500            2,500
 12,500          2,500           2,500           2,500            5,000
 15,000          5,000           5,000           5,000
 20,000          5,000           5,000           5,000            5,000
 35,000          5,000          10,000          10,000           10,000

The changes in the number of common shares under option are summarized as follows:

                                                         Weighted Average
                                        Options           Exercise Price
                                        -------           --------------
 Outstanding at December 31, 1999       236,415               $6.780
    Options granted                         -                    -
    Options exercised                   (30,140)              $3.500
    Options terminated                   (2,500)              $9.250
                                        -------
 Outstanding at December 31, 2000       203,775               $7.239
    Options granted                                              -
    Options exercised                   (59,860)              $3.500
    Options terminated                  (27,500)              $9.250
                                        -------
 Outstanding at December 31, 2001       116,415               $8.686
    Options granted                     182,000               $3.110
    Options exercised                    (8,245)              $3.500
    Options terminated                   (3,170)              $3.500
                                        -------
 Outstanding at December 31, 2002       287,000               $5.356
                                        =======

Options exercisable were 92,500 at December 31, 2002, at a weighted average exercise price of $9.25; 81,145 at December 31, 2001, at a weighted average exercise price of $8.44; 121,275 at December 31, 2000, at a weighted average exercise price of $5.87.

The following table summarizes information regarding the stock options outstanding at December 31, 2002:

                                   Weighted           Weighted                            Weighted
                                   Average             Average                             Average
                  Number of       Remaining        Exercise Price      Number of       Exercise Price
    Exercise       Options     Contractual Life    of Outstanding       Options        of Exercisable
     Price       Outstanding       (Years)             Options        Exercisable          Options
     -----       -----------        -----              -------        -----------          -------
     $9.25         105,000           6.65                 9.25           92,500               9.25
     $3.11         182,000           9.96                 3.11                0                  -


NOTE 17 - TAXES ON INCOME
-------------------------
The provision for taxes on income consists of the following:

                                             Year ended December 31
                                             ----------------------
                                    2002               2001              2000
                                    ----               ----              ----
Current provision:
  Federal                       $(1,599,760)       $(5,375,381)       $(253,899)
  State                             160,626             24,935           37,409
                                  ---------          ---------          -------
   Total federal and state       (1,439,134)        (5,350,446)        (216,490)
Deferred                           (150,236)          (502,645)         (29,694)
                                  ---------          ---------         --------
   Provision for taxes          $(1,589,370)       $(5,853,091)       $(246,184)
                                  =========          =========          =======

The income tax provision reflected in the consolidated statements of operations is less than the expected federal income tax on income as shown in the table below:
                                              Year ended December 31
                                              ----------------------
                                      2002              2001             2000
                                      ----              ----             ----
Computed tax expense (benefit)    $(1,636,780)      $(5,685,857)        $65,828
Tax effect of:
  Tax exempt income                   (82,034)         (217,383)       (344,428)
  Other                               (41,236)           19,220          (5,910)
  State income tax expense            170,680            30,929          38,326
                                    ---------         --------          -------
   Tax per financial statements   $(1,589,370)      $(5,853,091)      $(246,184)
                                    =========         =========         =======

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

Tax year ended                             Amount Applied
--------------                             --------------
December 31, 1998                           $(1,548,427)
                                              ---------
Total Federal income tax carryback           (1,548,427)
Adjustment to prior year tax provision          (51,333)
                                              ---------
Current Federal income tax provision        $(1,599,760)
                                              =========

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                 Year ended December 31
                                                 ----------------------
                                                2002                 2001
                                                ----                 ----
Deferred tax assets:
  Discount on loss reserves                  $2,111,565            $1,950,452
  Unearned premiums                           1,650,395             1,310,128
  Other                                         131,141               169,793
                                              ---------             ---------
    Total deferred tax assets                $3,893,101            $3,430,373
                                              ---------             ---------

Deferred tax liabilities:
  Deferred acquisition costs                 $2,021,984            $1,727,043
  Discount on salvage and subrogation             6,992                 8,400
  Unrealized gain on investments              1,606,120               957,584
  Other                                         200,054               181,095
                                              ---------             ---------
     Total deferred tax liabilities          $3,835,150            $2,874,122
                                              ---------             ---------

     Net deferred tax assets                    $57,951              $556,251
                                                 ======               =======

Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company and its wholly owned subsidiaries file consolidated Federal and combined California income tax returns. Pursuant to the a tax allocation agreement, Crusader and American Acceptance Corporation are allocated taxes or (in the case of losses) tax credits at current corporate rates based on their own taxable income or loss.

In a recent court ruling that affects the tax years 1997 through 2002, a statute that allowed Unico American a tax deduction for the dividends received from its wholly-owned insurance subsidiary was held unconstitutional on the grounds that it discriminated against out-of-state insurance holding companies. Based on the court ruling, the

California Franchise Tax Board ("FTB") is taking the position that the discriminatory sections of the statute are not severable and the entire statute is invalid. As a result, the FTB is disallowing dividend-received deductions for all insurance holding companies, regardless of domicile, for tax years ending on or after December 1, 1997. The Company received dividends from its insurance subsdiary of $5 million for the 1998 through 2000 tax years. The FTB has not proposed any assessments to the Company for additional tax as a result of the dividends received deduction that the Company utilized for those periods.

This ruling by the court has confused certain longstanding aspects of the California tax law and has already resulted in legislative proposals for relief which, if approved, would reduce or eliminate the amount of the Company's exposure. In addition, without such legislation, years of future litigation may be required to determine the ultimate outcome. Consequently, the ultimate amount that the Company may be required to pay is impossible to predict at the present time and the Company has not recorded a provision for additional state income tax liabilities related to this matter.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon, and Washington. The premium tax is in lieu of state franchise taxes; thus, the above provision for state taxes does not include the premium tax.


NOTE 18 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the year ended December 31, 2002, the Company did not purchase any shares of the Company's common stock. As of December 31, 2002, the Company had purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 19 - EARNINGS PER SHARE
----------------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                                                         Year ended December 31
                                                                                         ----------------------
                                                                               2002              2001               2000
                                                                               ----              ----               ----
Basic Earnings (Loss) Per Share
-------------------------------
 Net income (loss) numerator                                               $(3,224,689)      $(10,870,018)         $439,797
                                                                             =========         ==========           =======
 Weighted average shares outstanding denominator                             5,487,311          5,505,398         6,058,674
                                                                             =========          =========         =========

 Per share amount                                                              $(0.59)            $(1.97)             $0.07

Diluted Earnings (Loss) Per Share
---------------------------------
 Net income (loss) numerator                                               $(3,224,689)      $(10,870,018)         $439,797
                                                                             =========         ==========           =======

 Weighted average shares outstanding                                         5,487,311          5,505,398         6,058,674
 Effect of diluted securities *                                                      -                  -            43,018
                                                                             ---------          ---------         ---------
 Diluted shares outstanding denominator                                      5,487,311          5,505,398         6,101,692
                                                                             =========          =========         =========

 Per share amount                                                              $(0.59)            $(1.97)             $0.07


*In loss periods options are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect. Therefore, all options were excluded from the calculation of diluted EPS for the years ended December 31, 2002 and 2001.

NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 2002 and 2001 is set forth below:

                                                             Comparable Period by Quarter Ended
                                                             ----------------------------------
                                               March 31            June 30         September 30      December 31
                                               --------            -------         ------------      -----------

Calendar Year 2002
------------------
Total revenues                               $10,651,993         $11,328,455        $12,080,314       $11,967,880
Income (loss) before taxes                       136,438          (5,537,121)           278,899           307,725
Net income (loss)                                106,052          (3,662,872)           146,345           185,786
Earnings (loss) per share: Basic                   $0.02              $(0.67)             $0.03             $0.03
                           Diluted                 $0.02              $(0.67)             $0.03             $0.03

Calendar Year 2001
------------------
Total revenues                                $9,647,868         $10,640,987        $10,524,205       $11,303,846
Income (loss) before taxes                       (11,835)         (1,735,416)        (5,309,802)       (9,666,056)
Net income (loss)                                 52,104          (1,096,725)        (3,508,550)       (6,316,847)
Earnings (loss) per share: Basic                   $0.01              $(0.20)            $(0.64)           $(1.16)
                           Diluted                 $0.01              $(0.20)            $(0.64)           $(1.16)


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------
Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

Item 14.  Controls and Procedures
---------------------------------
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------


(a) Financial Statements and Schedules Filed as a Part of this Report:

1. Financial statements:
       The consolidated financial statements for the fiscal year ended December 31, 2002, are contained herein as listed in the index to consolidated financial statements on page 35.

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

   10.6 2000 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000). (*)

   10.7 Employment Agreement between the Company and Cary Cheldin dated November 27, 1996. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). (*)

   10.9 Amendment to Employment Agreement between the Company and Cary Cheldin dated January 10, 2000. (Incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). (*)

   21 Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984).

   23      Consent of Independent Public Accountants - KPMG LLP.

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

Date:  March 28, 2003
                                                      UNICO AMERICAN CORPORATION


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

Signature                         Title                               Date
---------                         -----                               ----

/s/ ERWIN CHELDIN          Chairman of the Board,                 March 28, 2003
-----------------          President and Chief
Erwin Cheldin              Executive Officer,
                           (Principal Executive Officer)


/s/ LESTER A. AARON        Treasurer, Chief Financial             March 28, 2003
-------------------        Officer and Director
Lester A. Aaron            (Principal Accounting and
                           Principal Financial Officer)


/s/ CARY L. CHELDIN        Executive Vice President               March 28, 2003
-------------------        and Director
Cary L. Cheldin


/s/ GEORGE C. GILPATRICK   Vice President, Secretary              March 28, 2003
------------------------   and Director
George C. Gilpatrick

/s/ DAVID A. LEWIS         Director                               March 28, 2003
------------------
David A. Lewis


/s/ WARREN D. ORLOFF       Director                               March 28, 2003
--------------------
Warren D. Orloff


/s/ DONALD B. URFRIG       Director                               March 28, 2003
--------------------
Donald B. Urfrig

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Erwin Cheldin, certify that:

1. I have reviewed this annual report on Form 10-K of Unico American
   Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003.


/s/  Erwin Cheldin
------------------
Erwin Cheldin
Chairman of the Board, President and Chief Executive Officer

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



I, Lester A. Aaron, certify that:

1. I have reviewed this annual report on Form 10-K of Unico American
   Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003.


/s/  Lester A. Aaron
--------------------
Lester A. Aaron
Treasurer, Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unico American Corporation:

Under date of March 21, 2003, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP

Los Angeles, California
March 21, 2003

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY


                                                                                               December 31         December 31
                                                                                                   2002               2001
                                                                                                   ----               ----
                                                            ASSETS
                                                            ------
Investments
 Short-term investments                                                                       $     9,062        $     8,878
                                                                                                    -----              -----
     Total Investments                                                                              9,062              8,878
Cash                                                                                                8,450             19,427
Accrued investment and other income                                                                 6,000                250
Investments in subsidiaries                                                                    54,307,296         57,535,001
Property and equipment (net of accumulated depreciation)                                          354,194            267,426
Income taxes receivable                                                                         1,548,427          5,398,939
Other assets                                                                                      137,597            218,873
                                                                                               ----------         ----------
     Total Assets                                                                             $56,371,026        $63,448,794
                                                                                               ==========         ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------

LIABILITIES
-----------
Accrued expenses and other liabilities                                                        $   332,678        $   364,789
Payables to subsidiaries (net of receivables) (1)                                              16,879,358         22,463,629
 Notes Payable - related parties                                                                  750,000                  -
                                                                                               ----------         ----------
     Total Liabilities                                                                        $17,962,036        $22,828,418
                                                                                               ----------         ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                                                                  $ 2,700,272        $ 2,671,415
Net unrealized investment gains                                                                 3,117,762          1,858,839
Retained earnings                                                                              32,590,956         36,090,122
                                                                                               ----------         ----------
     Total Stockholders' Equity                                                               $38,408,990        $40,620,376
                                                                                               ----------         ----------

     Total Liabilities and Stockholders' Equity                                               $56,371,026        $63,448,794
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31


                                                                             2002                 2001           2000
                                                                             ----                 ----           ----
REVENUES
--------
General and administrative expenses allocated to
   subsidiaries (*)                                                    $         -         $          -       $2,081,837
Net investment income                                                          476               54,764          138,487
Net realized investment gains                                                    -                3,212            2,508
Other income                                                                18,706               12,974           13,497
                                                                            ------               ------      -----------
     Total Revenue                                                          19,182               70,950        2,236,329

EXPENSES
--------
General and administrative expenses (*)                                     16,166               46,146        4,782,663
                                                                            ------               ------        ---------
Income (loss) before equity in net income of subsidiaries                    3,016               24,804       (2,546,334)
Equity in net income (loss) of subsidiaries                             (3,227,705)         (10,894,822)       2,986,131
                                                                         ---------           ----------        ---------
     Net Income (Loss)                                                 $(3,224,689)        $(10,870,018)        $439,797
                                                                         =========           ==========          =======

(*) In 2001, the parent company transferred most of their employees and the related salaries, payroll taxes, and administrative expenses directly to its subsidiaries. In the year ended 2000, the parent company did not allocate any of its salaries or payroll taxes to its subsidiaries.

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends of $200,000 from American Acceptance Corporation in the year ended December 31, 2002; $250,000 from American Acceptance Corporation in the year ended December 31, 2001; and $1,500,000 from Crusader and $500,000 from American Acceptance Corporation in the year ended December 31, 2000.



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31


                                                                              2002              2001               2000
                                                                              ----              ----               ----

Cash flows from operating activities: Cash flows from operating activities:
   Net income (loss)                                                      $(3,224,689)      $(10,870,018)          $439,797

   Adjustments to reconcile net income to net cash
    from operations
      Undistributed equity in net (income) loss of subsidiaries             3,227,705         10,894,822         (2,986,131)
      Net realized (gain) on sale of securities                                     -             (3,212)            (2,508)
      Depreciation and amortization                                            84,951             70,940             67,615
      Accrued expenses and other liabilities                                  (32,111)          (708,804)           279,835
      Accrued investment and other income                                      (5,750)            22,002             23,829
      Income taxes receivable                                               3,850,512         (5,398,939)                 -
      Other assets                                                             81,276            (21,576)          (111,740)
                                                                            ---------          ---------          ---------
         Net cash provided (used) from operations                           3,981,894         (6,014,785)        (2,289,303)
                                                                            ---------          ---------          ---------
Cash flows from investing activities
    Purchase of fixed maturity investments                                          -                  -           (998,340)
    Proceeds from maturity of fixed maturity investments                            -            650,000          1,000,000
    Proceeds from sale of fixed maturity investments                                -            853,055          1,001,250
   (Increase) decrease in short-term investments                                 (184)           108,938            (17,816)
   Additions to property and equipment                                       (171,719)          (224,524)           (34,072)
                                                                              -------          ---------            -------
         Net cash provided (used) by investing activities                    (171,903)         1,387,469            951,022
                                                                              -------          ---------            -------

Cash flows from financing activities
   Proceeds from issuance of common stock                                      28,857                 37                 13
   Repurchase of common stock                                                       -         (1,387,397)        (4,130,068)
   Proceeds from notes payable - related parties                              750,000                  -                  -
   Dividends paid to shareholders                                            (274,477)          (272,609)          (945,580)
   Net change in payables and receivables
     from subsidiaries                                                     (4,325,348)         6,290,306          6,402,586
                                                                            ---------          ---------          ---------
         Net cash provided (used) by financing activities                  (3,820,968)         4,630,337          1,326,951
                                                                            ---------          ---------          ---------

Net increase (decrease) in cash                                               (10,977)             3,021            (11,330)

Cash at beginning of year                                                      19,427             16,406             27,736
                                                                               ------             ------             ------

Cash at end of year                                                            $8,450            $19,427            $16,406
                                                                                =====             ======             ======




The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE III

                                                                                          UNICO AMERICAN CORPORATION
                                                                                               AND SUBSIDIARIES

                                                                                      SUPPLEMENTARY INSURANCE INFORMATION




                                  Future                                           Benefits,   Amortization
                    Deferred     Benefits,                                          Claims,    of Deferred
                     Policy       Losses,                                Net      Losses and      Policy      Other
                   Acquisition   and Loss     Unearned     Premium    Investment  Settlement   Acquisition  Operating    Premium
                      Cost       Expenses     Premiums     Revenue      Income     Expenses       Costs       Costs      Written
                   ----------  -----------  -----------  -----------  ----------  -----------  -----------  ---------  ------------
Year Ended
December 31, 2002
Property &
Casualty            $5,947,010  $74,905,284  $24,381,583  $33,359,272  $5,401,870  $32,727,023  $9,274,263  $2,151,332  $38,363,201

Year Ended
December 31, 2001
Property &
Casualty            $5,079,535  $60,534,295  $19,328,150  $29,893,844  $5,647,026  $41,677,016  $8,695,037  $1,687,754  $32,106,175


Year Ended
December 31, 2000
Property &
Casualty            $4,500,147  $45,217,369  $17,099,927  $25,899,234  $5,764,094  $21,676,915  $8,303,917  $1,440,011  $26,406,565


                                  EXHIBIT INDEX



 Exhibit
   No.     Description

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

   23      Consent of Independent Public Accountants - KPMG LLP.

   99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.



          (*) Indicates management contract or compensatory plan or arrangement.