Form 10-Q
period 2003-03-31
UNICO AMERICAN CORP
filed 2003-05-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

                                 (818) 591-9800
              (Registrant's telephone number, Including Area Code)

                                    No Change
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X
    ---     ---

                                    5,489,533
         Number of shares of common stock outstanding as of May 12, 2003

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             March 31           December 31
                                                                                              2003                  2002
                                                                                             ----                   ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  March 31,
         2002 $91,046,642; December 31, 2002 $93,649,468)                                  $95,733,296           $98,373,350
   Short-term investments, at cost                                                          16,053,753             9,024,382
                                                                                           -----------           -----------
      Total Investments                                                                    111,787,049           107,397,732
Cash                                                                                            46,736                19,766
Accrued investment income                                                                    1,305,263             1,470,333
Premiums and notes receivable, net                                                           7,097,948             6,699,909
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                  2,595,234             2,805,048
   Unpaid losses and loss adjustment expenses                                               19,123,213            21,308,339
Prepaid reinsurance premiums                                                                    72,803                95,304
Deferred policy acquisition costs                                                            6,069,673             5,947,010
Property and equipment (net of accumulated depreciation)                                       345,554               354,194
Deferred income taxes                                                                                -                57,951
Income taxes receivable                                                                      1,683,034             1,590,970
Other assets                                                                                   629,664               940,049
                                                                                           -----------           -----------
     Total Assets                                                                         $150,756,171          $148,686,605
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $73,768,219           $74,905,284
Unearned premiums                                                                           24,916,360            24,381,583
Advance premium and premium deposits                                                         1,671,324             1,607,272
Notes payable-related parties                                                                  750,000               750,000
Deferred income taxes                                                                          148,391                     -
Accrued expenses and other liabilities                                                      10,884,374             8,633,476
                                                                                           -----------           -----------
    Total Liabilities                                                                     $112,138,668          $110,277,615
                                                                                           -----------           -----------

STOCKHOLDERS' EQUITY
---------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
   shares 5,489,533 at March 31, 2003, and 5,489,533 at December 31, 2002                  $ 2,700,272           $ 2,700,272
Accumulated other comprehensive income                                                       3,093,192             3,117,762
Retained earnings                                                                           32,824,039            32,590,956
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $38,617,503           $38,408,990
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $150,756,171          $148,686,605
                                                                                           ===========           ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31
                                                        2003            2002
                                                        ----            ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                                 $11,424,920      $9,252,973
     Premium ceded                                    3,464,096       1,661,230
                                                      ---------       ---------
          Net premium earned                          7,960,824       7,591,743
     Net investment income                            1,266,918       1,389,665
     Net realized investment (losses)                         -            (216)
     Other income                                        18,770           2,247
                                                      ---------       ---------
          Total Insurance Company Revenues            9,246,512       8,983,439

Other Revenues from Insurance Operations
     Gross commissions and fees                       1,937,509       1,438,987
     Investment income                                   13,085           6,571
     Finance charges and late fees earned               220,178         218,926
     Other income                                          (693)          4,070
                                                     ----------      ----------
          Total Revenues                             11,416,591      10,651,993
                                                     ----------      ----------

EXPENSES
--------
Losses and loss adjustment expenses                   6,680,163       6,329,563
Policy acquisition costs                              1,783,891       2,150,291
Salaries and employee benefits                        1,193,410         987,221
Commissions to agents/brokers                           402,578         302,609
Other operating expenses                                996,469         745,871
                                                     ----------      ----------
     Total Expenses                                  11,056,511      10,515,555
                                                     ----------      ----------

     Income Before Taxes                                360,080         136,438
Income Tax Provision                                    126,997          30,386
                                                        -------         -------
     Net Income                                        $233,083        $106,052
                                                        =======         =======



PER SHARE DATA
--------------
Basic Shares Outstanding                              5,489,533       5,482,091
Basic Earnings Per Share                                  $0.04           $0.02

Diluted Shares Outstanding                            5,506,962       5,486,622
Diluted Earnings Per Share                                $0.04           $0.02



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                           Three Months Ended
                                                                March 31
                                                                --------
                                                           2003          2002
                                                           ----          ----

Net Income                                              $233,083       $106,052
Other changes in comprehensive income, net of tax:
  Unrealized (losses) on securities classified
     as available-for-sale arising during the period     (24,570)      (788,884)
  Less: reclassification adjustment for (gains)
     and losses included in net income                         -            143
                                                         -------        -------
         Comprehensive Income (Loss)                    $208,513      $(682,689)
                                                         =======        =======



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                           2003                  2002
                                                                                           ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                            $233,083              $106,052
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                         20,986                17,959
      Bond amortization, net                                                               80,076                94,513
      Net realized loss on sale of securities                                                   -                   216
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                    (232,969)               27,594
      Reinsurance recoverable                                                           2,394,940              (362,751)
      Prepaid reinsurance premiums                                                         22,501                (4,032)
      Deferred policy acquisitions costs                                                 (122,663)             (129,006)
      Other assets                                                                        310,386                40,928
      Reserve for unpaid losses and loss adjustment expenses                           (1,137,065)              114,600
      Unearned premium reserve                                                            534,777               677,357
      Funds held as security and advanced premiums                                         64,052               343,302
      Accrued expenses and other liabilities                                            2,250,898                28,108
      Income taxes current/deferred                                                       219,000               287,327
      Federal income tax recoverable                                                      (92,065)             (306,569)
                                                                                        ---------               -------
          Net Cash Provided from Operations                                             4,545,937               935,598
                                                                                        ---------               -------

Investing Activities
     Purchase of fixed maturity investments                                            (7,117,250)           (5,231,342)
     Proceeds from maturity of fixed maturity investments                               9,640,000             3,520,000
     Net (increase) decrease in short-term investments                                 (7,029,371)              879,949
     Additions to property and equipment                                                  (12,346)               (9,094)
                                                                                        ---------               -------
          Net Cash (Used) by Investing Activities                                      (4,518,967)             (840,487)
                                                                                        ---------               -------

Financing Activities
     Proceeds from issuance of common stock                                                     -                11,357
                                                                                           ------                ------
          Net Cash Provided by Financing Activities                                             -                11,357
                                                                                           ------                ------

          Net increase in cash                                                             26,970               106,468
          Cash at beginning of period                                                      19,766                45,001
                                                                                           ------               -------
          Cash at end of Period                                                           $46,736              $151,469
                                                                                           ======               =======

Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                         $9,699                     -
          Income taxes                                                                       $636                  $479


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1999 Omnibus Stock Plan covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). Shareholders approved the plan on June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated, 95,000 were outstanding, and 85,000 were exercisable as of March 31, 2003. On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. All options expire 10 years from the date of the grant. Options granted as of March 31, 2003, are exercisable as follows:

                             Grant Date           Grant Date
Date Exercisable          August 26, 1999     December 18, 2002         Total
----------------          ---------------     -----------------         -----

Currently Exercisable         85,000                    -               85,000
September 1, 2003             10,000                    -               10,000
January 1, 2004                    -                57,000              57,000
January 1, 2005                    -                57,500              57,500
January 1, 2006                    -                37,500              37,500
January 1, 2007                    -                30,000              30,000
                              ------               -------              ------
     Total                    95,000               182,000             277,000
                              ======               =======             =======

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - INCENTIVE STOCK PLANS (continued)
-----------------------------------------
                                                       Three Months Ended
                                                            March 31
                                                            --------
                                                      2003               2002
                                                      ----               ----

Net income
  As reported                                       $233,083           $106,052
  Pro forma                                         $220,173            $93,225

Income per share
  As reported                                          $0.04              $0.02
  Pro forma                                            $0.04              $0.02

Income per share - assuming dilution:
  As reported                                          $0.04              $0.02
  Pro forma                                            $0.04              $0.02

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes Option-Price Model with the following weighted average assumptions used for the 1999 and 2002 grants:

                                          2002         1999
                                          Grant        Grant
                                          ----         ----
Dividend yield                            1.40%        2.46%
Expected volatility                        34%          43%
Expected lives                          10 Years     10 Years
Risk-free interest rates                  4.05%        6.09%
Fair value of options granted             $1.32        $4.30


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the three months ended March 31, 2003, the Company did not repurchase any shares of the Company's common stock. As of March 31, 2003, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002:

                                                        Three Months Ended
                                                             March 31
                                                             --------
                                                      2003              2002
                                                      ----              ----
Basic Earnings Per Share
------------------------
Net income numerator                                $233,083           $106,052
                                                     =======            =======

Weighted average shares outstanding denominator    5,489,533          5,482,091
                                                   =========          =========

     Basic Earnings Per Share                          $0.04              $0.02

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 4 - EARNINGS PER SHARE (continued)
--------------------------------------
Diluted Earnings Per Share
--------------------------
Net income numerator                                $233,083           $106,052
                                                     =======            =======

Weighted average shares outstanding                5,489,533          5,482,091
Effect of diluted securities                          17,429              4,531
                                                   ---------          ---------
Diluted shares outstanding denominator             5,506,962          5,486,622
                                                   =========          =========

     Diluted Earnings Per Share                        $0.04              $0.02


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 81% of consolidated revenues for the three months ended March 31, 2003, and 84% of revenues for the three months ended March 31, 2002. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

                                                      Three Months Ended
                                                           March 31
                                                           --------
                                                     2003              2002
                                                     ----              ----
Revenues
--------
Insurance company operation                       $9,246,512         $8,983,439

Other insurance operations                         5,461,868          4,637,457
Intersegment elimination (1)                      (3,291,789)        (2,968,903)
                                                   ---------          ---------
   Total other insurance operations                2,170,079          1,668,554
                                                   ---------          ---------

   Total Revenues                                $11,416,591        $10,651,993
                                                  ==========         ==========

Income (Loss) Before Income Taxes
----------------------------------
Insurance company operation                          $90,687          $(260,388)
Other insurance operations                           269,393            396,826
                                                     -------            -------
     Total Income (Loss) Before Income Taxes        $360,080           $136,438
                                                     =======            =======

                                                         As of March 31
                                                     2003              2002
                                                     ----              ----
Assets
Insurance company operation                     $132,362,561       $108,470,555
Intersegment eliminations (2)                     (1,877,859)        (2,113,647)
                                                 -----------        -----------
     Total insurance company operation           130,484,702        106,356,908
Other insurance operations                        20,271,469         22,958,400
                                                 -----------        -----------
     Total Assets                               $150,756,171       $129,315,308
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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2003, the Company had cash and investments of $107,147,131 (at amortized cost) of which $103,945,349 (97%) were investments of Crusader.

As of the quarter ended March 31, 2003, the Company had invested $91,046,642 (at amortized cost) or 85% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $91,046,642 (at amortized cost) include $2,738,415 (3%) of pre-refunded state and municipal tax-exempt bonds, $7,614,213 (8%) of U.S. treasury securities, $12,000,000 (13%) of U.S. government agency securities, $68,294,014 (75%) of industrial and miscellaneous securities, and $400,000 of certificates of deposit. The tax-exempt interest income earned for the three months ended March 31, 2003 and 2002 was $35,304 and $96,523, respectively.

The balance of the Company's investments is in short-term investments that include, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and any one U.S. government agency to $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. Short-term cash investments consist of bank money market accounts, certificates of deposit, commercial paper, a U.S. government obligation money market fund, and U.S. treasury bills. These short-term investments are either U.S. government obligations, FDIC insured or are in an institution with a Moody's rating of P1 and/or Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any material financial impact.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 3). No shares were repurchased in the three months ended March 31, 2003.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $1,575,827, statutory deposits of $2,525,000, other deposits of $200,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

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

(b) Results of Operations:
-------------------------
All comparisons made in this discussion are comparing the three months ended March 31, 2003, to the three months ended March 31, 2002, unless otherwise indicated.

The Company had a net income of $233,083 for the three months ending March 31, 2003, compared to net income of $106,052 for the three months ended March 31, 2002, an increase in net income of $127,031. Total revenues for the three months ended March 31, 2003, increased $764,598 (7%) to $11,416,591, compared to total revenues of $10,651,993 for the three months ended March 31, 2002.

PREMIUM WRITTEN before reinsurance increased $2,029,367 (20%) to $11,959,697 for the three months ended March 31, 2003, compared to $9,930,330 for the three months ended March 31, 2002. The Company primarily writes commercial multiple peril business package policies. This line of business represents approximately 97% and 95% of Crusader's total written premium for the three months ended March 31, 2003 and 2002, respectively.

Crusader's written premium by state is as follows:

                         Three Months Ended
                              March 31                    Increase (Decrease)
                              --------                    ------------------
                        2003              2002             Amount          %
                        ----              ----             ------          -

California          $11,960,669       $8,849,954         $3,110,715         35
Ohio                    (13,598)         283,232           (296,830)      (105)
Arizona                   8,789          237,580           (228,791)       (96)
Pennsylvania             (3,681)         175,751           (179,432)      (102)
Oregon                   (7,841)         140,164           (148,005)      (106)
Montana                  18,391          122,597           (104,206)       (85)
Washington               (2,894)          91,415            (94,309)      (103)
Texas                         -           13,591            (13,591)      (100)
Nevada                   (2,049)           9,244            (11,293)      (122)
Idaho                     1,911            6,802             (4,891)       (72)
                     ----------        ---------           ---------        --
   Total            $11,959,697       $9,930,330          $2,029,367        20
                     ==========        =========           =========        ==

The growth in written premium in the three months ended March 31, 2003, was the result of an increase in written premium in California. The increase in premium in California is primarily the result of the continued subsidence in priced-based competition in the property casualty insurance market that has resulted in the Company's products becoming more competitive. In addition, the Company has increased rates on some of its California products, is in the process of filing for rate increases on some of its California products, and is waiting for regulatory approval of rate increases on some of its products that have already been filed with California regulatory authorities. The Company believes that a "hard market" cycle has begun in California. Industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost have all contributed to the change from the "soft market" to the "hard market." The Company is also benefiting from the fact that some of its competitors have gone out of business and others have recently raised rates or adopted more restrictive rules. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The Company's average gross written premium per policy issued is as follows:

          Quarter Ended      Gross Written    Policies       Average Gross
            March 31            Premium        Issued       Written Premium
            --------            -------        ------       ---------------

              2003            $11,959,697       4,623           $2,587
              2002             $9,930,330       4,415           $2,249

Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In August 2002, the Company placed moratoriums on a substantial amount of non-California business until further studies can be completed regarding underwriting and pricing. As a result of these moratoriums, written premium outside California was ($972) in the three months ended March 31, 2003, compared to written premium of $1,080,376 in the three months ended March 31, 2002. The Company has no short-term plan to expand into additional states, nor to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

PREMIUM EARNED before reinsurance increased $2,171,947 (23%) to $11,424,920 for the three months ended March 31, 2003, compared to $9,252,973 for the three months ended March 31, 2002. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

Premium ceded increased $1,802,866 (109%) to $3,464,096 for the three months ended March 31, 2003, compared to ceded premium of $1,661,230 in the three months ended March 31, 2002. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. The change in premium ceded between the quarters ended March 31, 2003, and March 31, 2002, is as follows:

Increase in ceded premium under current reinsurance contracts       $ 1,971,416
(Decrease) in provisionally rated premium ceded                        (168,550)
                                                                      ---------
   Net increase in ceded premium                                     $1,802,866
                                                                      =========

The increase in ceded premium for the three months ended March 31, 2003, is primarily due to rate increases on reinsurance contracts effective January 1, 2003. The rate increases are primarily due to the Company's ceded loss experience and to the hardening of the reinsurance marketplace and to the increase in earned premium on which these rates are based. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer.

NET INVESTMENT INCOME, excluding realized investment gains, decreased $116,233 (8%) to $1,280,003 for the three months ended March 31, 2003, compared to investment income of $1,396,236 for the three months ended March 31, 2002. The decrease in investment income is primarily due to a lowering of yields on new and reinvested assets.

At March 31, 2003, the Company held securities with unrealized appreciation of $4,724,836 and securities with unrealized depreciation of $38,182. The Company does not deem the unrealized depreciation to be significant or indicative of an other-than-temporary decline, either individually, or in the aggregate. At December 31, 2002, the Company held investments with unrealized appreciation of $4,828,956 and securities with unrealized depreciation of $105,074. The securities with unrealized depreciation at March 31, 2003, consisted of four fixed maturity investments with a total par value of $4,015,000 and are the same securities with unrealized depreciation as of December 31, 2002. As of both March 31, 2003, and December 312, 2002, only one of the securities with unrealized depreciation was rated below investment grade.

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the quarter ended March 31, 2003, the Company had no investments with a decline in market value that was considered other than temporary. No investments were sold in the quarter ended March 31, 2003.

GROSS COMMISSION AND FEE INCOME increased $498,522 (35%) to $1,937,509 for the three months ended March 31, 2003, compared to commission and fee income of $1,438,987 for the three months ended March 31, 2002.

The increase in gross commission and fee income for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, are as follows:

                                                                Three Month Ended
                                                                    March 31
                                                                    --------              Increase
                                                                2003         2002        (Decrease)
                                                                ----         ----         --------
Policy fee income                                             $740,082     $428,521       $311,561
Health and life insurance program commission and fee income    889,651      658,404        231,247
Other commission and fee income                                133,129      106,285         26,844
Daily automobile rental insurance program:
  Commission income (excluding contingent commission)          174,647      178,830         (4,183)
  Contingent commission                                              -       66,947        (66,947)
                                                             ---------    ---------        -------
    Total                                                   $1,937,509    1,438,987       $498,522
                                                             =========    =========        =======

The increase in policy fee income was primarily due to an increase in the policy fee from $100 to $165 per policy written in California by Unifax. The increase in health and life insurance program commission and fee income is primarily due to an increase in premium written in the CIGNA HealthCare programs. This increase in health and life insurance income is primarily due to both increased marketing efforts and the fact that in November 2002 CIGNA terminated their contract with another administrator and approximately 2,000 affected members were transitioned into the Company's health and life insurance program effective January 1, 2003.

Beginning in April 2003, CIGNA plans to discontinue its individual and family health insurance programs to all policyholders in the state of California. Over the next eighteen months, the Company's membership association and heath and life insurance subsidiaries will assist its discontinued policyholders with the purchase of new health coverage through other insurance carriers. These subsidiaries have secured both commission and override commission relationships with other carriers including Health Net and Nationwide (formerly CalFarm) and will continue to diversify and offer a wider variety of products to its customers. Overall, the commissions/overrides from other carriers are generally higher than the commission structure paid by CIGNA.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 84% of net premium earned for the three months ended March 31, 2003, compared to 83% of net premium earned for the three months ended March 31, 2002. The increase in incurred losses of prior years was approximately $496,000 (adverse development) in the three months ended March 31, 2003, compared to an increase in incurred losses of prior years of approximately $940,000 (adverse development) in the three months ended March 31, 2002. The adverse development in the three months ended March 31, 2003, was primarily from continued losses due to the impact of changes in California case law that expanded coverage and increased loss exposure primarily on construction defect claims for losses occurring in or prior to the Company's revision of its policy forms in 1995.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 22% of net premium earned for the three months ended March 31, 2003, and 28% of net earned premium for the three months ended March 31, 2002. The decrease in policy acquisition costs is primarily the result of an increase in the ceding commission rate paid to Crusader on the reinsurance contract effective January 1, 2003.

SALARIES AND EMPLOYEE BENEFITS increased $206,189 (21%) to $1,193,410 for the three months ended March 31, 2003, compared to salary and employee benefits of $987,221 for the three months ended March 31, 2002. Factors that affected the increase include the hiring of higher-level employees, general salary increases (less than 6%), and increases in employee benefits costs.

COMMISSIONS TO AGENTS/BROKERS increased $99,969 (33%) to $402,578 for the three months ended March 31, 2003, compared to commission expense of $302,609 for the three months ended March 31, 2002. The increase is primarily the result of an increase in premiums written in the health and life insurance program and related to the increase in commission income.

OTHER OPERATING EXPENSES increased $250,598 (34%) to $996,469 for the three months ended March 31, 2003, compared to $745,871 for the three months ended March 31, 2002. The increase is primarily the result of increased legal expenses of $155,000. The increase in legal fees was primarily attributable to litigation by the Company against a former stock transfer agent for the recovery of approximately $225,000 in damages and litigation by the Company against several surplus lines brokers for illegal exportation of insurance. In addition to the remedies sought by the Company in these matters, the Company is also seeking recovery of a significant portion of the legal fees incurred in the litigation. There is no assurance that the Company will be successful in recovering any damages or legal fees.

INCOME TAX PROVISION was an expense of $126,997 (35% of pre-tax income) for the three months ended March 31, 2003, compared to an income tax expense of $30,386 in the three months ended March 31, 2002. This change was primarily due to a pre-tax income of $360,080 (including tax-exempt investment income of $35,304) in the three months ended March 31, 2003, compared to pre-tax income of $136,438 (including tax-exempt investment income of $96,523) in the three months ended March 31, 2002.

The effect of inflation on net income of the Company during the three months ended March 31, 2003, and the three months ended March 31, 2002, was not significant.

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

The Company's invested assets consist of the following:


                                                                March 31            December 31         Increase
                                                                  2003                 2002            (Decrease)
                                                                  ----                 ----             --------

Fixed maturity bonds (at amortized value)                      $90,646,642          $93,249,468       $(2,602,826)
Short-term cash investments (at cost)                           16,053,753            9,024,382         7,029,371
Certificates of deposit (over 1 year, at cost)                     400,000              400,000                 -
                                                               -----------          -----------         ---------
     Total invested assets                                    $107,100,395         $102,673,850        $4,426,545
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

(b)   Reports on Form 8-K:
      None.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNICO AMERICAN CORPORATION



Date:   May 13, 2003            By:  /s/ ERWIN CHELDIN
                                ----------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   May 13, 2003            By:  /s/ LESTER A. AARON
                                ------------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)

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

Date: May 13, 2003.


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

Date: May 13, 2003.


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