Form 10-Q
period 2003-06-30
UNICO AMERICAN CORP
filed 2003-08-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      Commission File No. 0-3978


                           UNICO AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                              95-2583928
(State or other jurisdiction                                 (I.R.S. Employee
 incorporation or organization)                              Identification No.)

23251 Mulholland Drive,  Woodland Hills, California                91364
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

Yes  X   No
    ---     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X
    ----     ---

                                    5,489,533
       Number of shares of common stock outstanding as of August 11, 2003

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            June 30             December 31
                                                                                              2003                  2002
                                                                                              ----                  ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  June 30,
         2003  $91,487,677; December 31, 2002  $93,649,468)                                $96,371,686           $98,373,350
   Short-term investments, at cost                                                          16,005,131             9,024,382
                                                                                           -----------           -----------
      Total Investments                                                                    112,376,817           107,397,732
Cash                                                                                            61,483                19,766
Accrued investment income                                                                    1,382,406             1,470,333
Premiums and notes receivable, net                                                           8,202,697             6,699,909
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    362,069             2,805,048
   Unpaid losses and loss adjustment expenses                                               18,296,690            21,308,339
Prepaid reinsurance premiums                                                                    49,689                95,304
Deferred policy acquisition costs                                                            6,761,453             5,947,010
Property and equipment (net of accumulated depreciation)                                       334,240               354,194
Deferred income taxes                                                                          361,068                57,951
Income taxes receivable                                                                        981,153             1,590,970
Other assets                                                                                   272,655               940,049
                                                                                           -----------           -----------
     Total Assets                                                                         $149,442,420          $148,686,605
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $73,722,054           $74,905,284
Unearned premiums                                                                           28,493,805            24,381,583
Advance premium and premium deposits                                                         1,478,168             1,607,272
Notes payable-related parties                                                                        -               750,000
Accrued expenses and other liabilities                                                       6,439,360             8,633,476
                                                                                           -----------           -----------
    Total Liabilities                                                                     $110,133,387          $110,277,615
                                                                                           -----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding shares 5,489,533 at June 30, 2003, and 5,489,533 at
   December 31, 2002                                                                        $2,700,272            $2,700,272
Accumulated other comprehensive income                                                       3,223,446             3,117,762
Retained earnings                                                                           33,385,315            32,590,956
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $39,309,033           $38,408,990
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $149,442,420          $148,686,605
                                                                                           ===========           ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                 Six Months Ended
                                                                 June 30                             June 30
                                                                 -------                             -------
                                                           2003              2002             2003               2002
                                                           ----              ----             ----               ----
REVENUES
--------
Insurance Company Revenues
  Premium earned                                        $12,648,631        $9,788,073      $24,073,551        $19,041,046
  Premium ceded                                           3,915,105         1,532,697        7,379,201          3,193,927
                                                          ---------         ---------       ----------         ----------
    Net premium earned                                    8,733,526         8,255,376       16,694,350         15,847,119
  Net investment income                                   1,213,867         1,368,413        2,480,785          2,758,078
  Net realized investment (loss)                                  -                 -                -               (216)
  Other income                                               23,926             6,400           42,696              8,647
                                                          ---------         ---------       ----------         ----------
      Total Insurance Company Revenues                    9,971,319         9,630,189       19,217,831         18,613,628

Other Revenues from Insurance Operations
  Gross commissions and fees                              2,069,423         1,449,013        4,006,932          2,888,000
  Investment income                                          13,077            20,616           26,162             27,187
  Finance charges and late fees earned                      230,829           219,891          451,007            438,817
  Other income                                                7,368             8,746            6,675             12,816
                                                         ----------        ----------       ----------         ----------
      Total Revenues                                     12,292,016        11,328,455       23,708,607         21,980,448
                                                         ----------        ----------       ----------         ----------

EXPENSES
--------
Losses and loss adjustment expenses                       6,995,682        12,496,657       13,675,845         18,826,220
Policy acquisition costs                                  1,870,052         2,278,819        3,653,943          4,429,110
Salaries and employee benefits                            1,286,275         1,051,456        2,479,685          2,038,677
Commissions to agents/brokers                               382,315           303,610          784,893            606,219
Other operating expenses                                    886,095           735,034        1,882,564          1,480,905
                                                         ----------        ----------       ----------         ----------
      Total Expenses                                     11,420,419        16,865,576       22,476,930         27,381,131
                                                         ----------        ----------       ----------         ----------

      Income (Loss) Before Taxes                            871,597        (5,537,121)       1,231,677         (5,400,683)
Income Tax Provision (Benefit)                              310,321        (1,874,249)         437,318         (1,843,863)
                                                            -------         ---------         --------          ---------
      Net Income (Loss)                                    $561,276       $(3,662,872)        $794,359        $(3,556,820)
                                                            =======         =========         ========          =========



PER SHARE DATA
--------------
Basic Shares Outstanding                                  5,489,533         5,488,089        5,489,533          5,485,090
Basic Earnings (Loss) Per Share                               $0.10            $(0.67)           $0.14             $(0.65)

Diluted Shares Outstanding                                5,526,420         5,488,089        5,516,691          5,485,090
Diluted Earnings (Loss) Per Share                             $0.10            $(0.67)           $0.14             $(0.65)


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30                           June 30
                                                                         -------                           -------
                                                                    2003           2002              2003           2002
                                                                    ----           ----              ----           ----
Net Income (Loss)                                                 $561,276     $(3,662,872)        $794,359     $(3,556,820)
Other changes in comprehensive income, net of tax:
     Unrealized gains on securities classified
        as available-for-sale arising during the period            130,254       1,253,350          105,684         464,466
     Less: reclassification adjustment for
        losses included in net income (loss)                             -               -                -             143
                                                                   -------       ---------          -------       ---------
            Comprehensive Income (Loss)                           $691,530     $(2,409,522)        $900,043     $(3,092,211)
                                                                   =======       =========          =======       =========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                          2003                  2002
                                                                                          ----                  ----
Cash Flows from Operating Activities:
   Net Income (Loss)                                                                     $794,359           $(3,556,820)
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                         44,590                37,397
      Bond amortization, net                                                              155,941               190,995
      Net realized loss on sale of securities                                                   -                   216
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                  (1,414,861)              (57,966)
      Reinsurance recoverable                                                           5,454,628            (4,700,025)
      Prepaid reinsurance premiums                                                         45,615               (12,376)
      Deferred policy acquisition costs                                                  (814,443)             (257,973)
      Other assets                                                                        667,394               212,890
      Reserve for unpaid losses and loss adjustment expenses                           (1,183,230)            8,917,693
      Unearned premium reserve                                                          4,112,222             1,384,992
      Funds held as security and advanced premiums                                       (129,104)              402,193
      Accrued expenses and other liabilities                                           (2,194,116)           (2,039,485)
      Income taxes current/deferred                                                      (357,561)              110,463
      Federal income tax recoverable                                                      609,817             3,439,977
                                                                                        ---------             ---------
          Net Cash Provided from Operations                                             5,791,251             4,072,171
                                                                                        ---------             ---------

Investing Activities
     Purchase of fixed maturity investments                                           (15,134,149)           (6,217,820)
     Proceeds from maturity of fixed maturity investments                              17,140,000             5,105,000
     Net (increase) in short-term investments                                          (6,980,749)           (2,579,285)
     Additions to property and equipment                                                  (24,636)             (130,575)
                                                                                        ---------             ---------
          Net Cash (Used) by Investing Activities                                      (4,999,534)           (3,822,680)
                                                                                        ---------             ---------

Financing Activities
     Proceeds from issuance of common stocks                                                    -                28,858
    Repayment of notes payable - related parties                                         (750,000)                    -
    Dividends paid to shareholders                                                              -              (274,477)
                                                                                          -------              --------
          Net Cash (Used) by Financing Activities                                        (750,000)             (245,619)
                                                                                          -------               -------

Net increase in cash                                                                       41,717                 3,872
    Cash at beginning of period                                                            19,766                45,001
                                                                                           ------                ------
          Cash at End of Period                                                           $61,483               $48,873
                                                                                           ======                ======

Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                         24,055                     -
          Income taxes                                                                   $185,060               $30,000


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1999 Omnibus Stock Plan covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). Shareholders approved the plan on June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated, 95,000 were outstanding, and 85,000 were exercisable as of June 30, 2003. On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. All options expire 10 years from the date of the grant. Options granted as of June 30, 2003, are exercisable as follows:

                            Grant Date          Grant Date
Date Exercisable          August 26, 1999    December 18, 2002         Total
----------------          ---------------    -----------------         -----
Currently Exercisable         85,000                   -               85,000
September 1, 2003             10,000                   -               10,000
January 1, 2004                    -              57,000               57,000
January 1, 2005                    -              57,500               57,500
January 1, 2006                    -              37,500               37,500
January 1, 2007                    -              30,000               30,000
                              ------             -------              -------
     Total                    95,000             182,000              277,000
                              ======             =======              =======

The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25) in accounting for its incentive stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), the Company's net income would have been reduced to the pro forma amounts indicated below:

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 2 - INCENTIVE STOCK PLANS (continued)
-----------------------------------------

                                                                Three Months Ended                    Six Months Ended
                                                                      June 30                            June 30
                                                                      -------                            -------
                                                                  2003           2002              2003            2002
                                                                  ----           ----              ----            ----

Net income (loss)
  As reported                                                  $561,276      $(3,662,872)         $794,359     $(3,556,820)
  Pro forma                                                    $548,366      $(3,675,699)         $768,539     $(3,582,473)

Income (loss) per share
  As reported                                                     $0.10           $(0.67)            $0.14          $(0.65)
  Pro forma                                                       $0.10           $(0.67)            $0.14          $(0.65)

Income (loss) per share - assuming dilution:
  As reported                                                     $0.10           $(0.67)            $0.14          $(0.65)
  Pro forma                                                       $0.10           $(0.67)            $0.14          $(0.65)

Calculations of the fair value under the method prescribed by SFAS No. 123 were made using the Black-Scholes Option-Price Model with the following weighted average assumptions used for the 1999 and 2002 grants:

                                          2002         1999
                                          Grant        Grant
                                          -----        -----
Dividend yield                            1.40%        2.46%
Expected volatility                        34%          43%
Expected lives                          10 Years     10 Years
Risk-free interest rates                  4.05%        6.09%
Fair value of options granted             $1.32        $4.30


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the six months ended June 30, 2003, the Company did not repurchase or retire any shares of the Company's common stock. As of June 30, 2003, the Company had repurchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002:

                                                                   Three Months Ended                  Six Months Ended
                                                                         June 30                            June 30
                                                                         -------                            -------
                                                                 2003              2002               2003           2002
                                                                 ----              ----               ----           ----

Basic Earnings (Loss) Per Share
-------------------------------
Net income (loss) numerator                                    $561,276        $(3,662,872)        $794,359       $(3,556,820)
                                                                =======          =========          =======         =========

Weighted average shares outstanding denominator               5,489,533          5,488,089        5,489,533         5,485,090
                                                              =========          =========        =========         =========

     Basic Earnings (Loss) Per Share                              $0.10            $(0.67)            $0.14           $(0.65)

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 4 - EARNINGS PER SHARE (continued)
---------------------------------------

                                                                   Three Months Ended                  Six Months Ended
                                                                         June 30                            June 30
                                                                         -------                            -------
                                                                 2003              2002               2003           2002
                                                                 ----              ----               ----           ----
Diluted Earnings (Loss) Per Share
---------------------------------
Net income (loss) numerator                                     $561,276       $(3,662,872)        $794,359       $(3,556,820)
                                                                 =======         =========          =======         =========

Weighted average shares outstanding                            5,489,533         5,488,089        5,489,533         5,485,090
Effect of dilutive securities                                     36,887                 -           27,158                 -
                                                               ---------         ---------        ---------         ---------
Diluted shares outstanding denominator                         5,526,420         5,488,089        5,516,691         5,485,090
                                                               =========         =========        =========         =========

     Diluted Earnings (Loss) Per Share                            $0.10             $(0.67)           $0.14            $(0.65)


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 81% of consolidated revenues for the three and six months ended June 30, 2003, and 85% of revenues for the three and six months ended June 30, 2002. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

                                                                     Three Months Ended                Six Months Ended
                                                                         June 30                           June 30
                                                                         -------                           -------
                                                                   2003             2002             2003            2002
                                                                   ----             ----             ----            ----
Revenues
--------
Insurance company operation                                     $9,971,319      $9,630,189      $19,217,831      $18,613,628
                           -

Other insurance operations                                       6,750,716       4,837,211       12,212,584        9,474,668
Intersegment elimination (1)                                    (4,430,019)     (3,138,945)      (7,721,808)      (6,107,848)
                                                                 ---------       ---------        ---------        ---------
   Total other insurance operations                              2,320,697       1,698,266        4,490,776        3,366,820
                                                                 ---------       ---------        ---------        ---------

     Total Revenues                                            $12,292,016     $11,328,455      $23,708,607      $21,980,448
                                                                ==========      ==========       ==========       ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                                      $(464,183)    $(5,955,492)       $(373,497)     $(6,215,880)
Other insurance operations                                       1,335,780         418,371        1,605,174          815,197
                                                                   -------       ---------        ---------        ---------
     Total Income (Loss) Before Income Taxes                      $871,597     $(5,537,121)      $1,231,677      $(5,400,683)
                                                                   =======       ==========       =========        =========

                                                                                                        As of June 30
                                                                                                        -------------
                                                                                                    2003             2002
                                                                                                    ----             ----
Assets
------
Insurance company operation                                                                    $129,582,467     $117,742,774
Intersegment eliminations (2)                                                                    (2,874,758)      (1,023,652)
                                                                                                -----------      -----------
     Total insurance company operation                                                          126,707,709      116,719,122
Other insurance operations                                                                       22,734,711       17,431,714
                                                                                               ------------      -----------
     Total Assets                                                                              $149,442,420     $134,150,836
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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2003, the Company had cash and investments of $107,554,291 (at amortized cost) of which $103,931,814 (97%) were investments of Crusader.

As of the quarter ended June 30, 2003, the Company had invested $91,487,677 (at amortized cost) or 85% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $91,487,677 (at amortized cost) include $3,739,571 (4%) of pre-refunded state and municipal tax-exempt bonds, $8,619,780 (10%) of U.S. treasury securities, $12,000,000 (13%) of U.S. government agency securities, $66,728,326 (73%) of industrial and miscellaneous securities, and $400,000 of certificates of deposit. The tax-exempt interest income earned for the three months and the six months ended June 30, 2003, was $34,878 and $70,182, respectively.

The balance of the Company's investments is in short-term investments that include bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and any one U.S. government agency is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. Short-term cash investments consist of bank money market accounts, certificates of deposit, commercial paper, a U.S. government obligation money market fund, and U.S. treasury bills. These short-term investments are either U.S. government obligations, FDIC insured or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any material financial impact.

On November 15, 2002, the Company borrowed $500,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $250,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. In the quarter ended June 30, 2003, the Company repaid the above-mentioned notes in full.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 3). No shares were repurchased in the six months ended June 30, 2003.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $1,118,584, statutory deposits of $2,825,000, other deposits of $752,658, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Although premium written by Crusader is earned over the one-year policy term, statutory accounting principles require that the related policy acquisition cost be expensed immediately. Under GAAP the policy acquisition costs are deferred and amortized over the one-year policy term. Therefore, as written premium increases, Crusader's statutory surplus decreases as a result of the policy acquisition cost being expensed before the related premium is earned. Crusader's written premium is expected to continue to increase in the quarter ended September 30, 2003. In August 2003, an adverse binding arbitration decision on a 1993 claim exceeded Crusader's reinsurance coverage. As a result of this decision, the Company will incur adverse development on this claim, net of reinsurance, of approximately $2,000,000 or approximately $1,320,000 net of taxes. The adverse development on this claim will be recognized in the quarter ending September 30, 2003. As of June 30, 2003, Crusader's statutory surplus was $25,729,783. The Company's plan is to maintain Crusader's statutory surplus at a minimum of $25,000,000. Due to the adverse decision on the 1993 claim and the decrease in statutory surplus due to the increase in written premium, the Company anticipates that Crusader's statutory surplus will fall below $25,000,000. As a result, Unico intends to contribute additional funds to Crusader by September 30, 2003, both through available cash and borrowed funds, in order to maintain Crusader's statutory surplus at or above $25,000,000.


State of California Regulatory Proceedings
------------------------------------------
On June 27, 2002, Crusader filed a lawsuit against California Insurance Commissioner Harry Low over a Market Conduct Report that was made public by that Commissioner. The report, which was adopted by the Commissioner on June 17, 2002, was based on an examination conducted by the California Department of Insurance around May 10, 2001. Crusader brought an action to correct what it concluded were inaccuracies in the report. The Insurance Commissioner responded to Crusader's lawsuit with a demurrer that was overruled by the Los Angeles Superior Court on September 30, 2002. Thereafter, on October 24, 2002, the Insurance Commissioner ordered Crusader to appear before the Office of Administrative Hearing to show cause why the Insurance Commissioner should not issue an order requiring the Company to pay penalties on the violations alleged in the report. This matter was resolved prior to the hearing without penalty or assessment against the Company.


(b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the three months and six months ended June 30, 2003, to the three months and six months ended June 30, 2002, unless otherwise indicated.

The Company had a net income of $561,276 for the three months ending June 30, 2003, compared to net loss of $3,662,872 for the three months ended June 30, 2002, an increase in net income of $4,224,148. For the six months ended June 30, 2003, the Company had a net income of $794,359 compared to a net loss of $3,556,820 for the six months ended June 30, 2002, an increase in net income of $4,351,179. Total revenues increased $963,561 (9%) to $12,292,016 for the three months and $1,728,159 (8%) to $23,708,607 for the six months ended June 30, 2003, when compared to total revenues of $11,328,455 for the three months and $21,980,448 for the six months ended June 30, 2002.

In August 2003, an adverse binding arbitration decision on a 1993 claim exceeded Crusader's reinsurance coverage. As a result of this decision, the Company will incur adverse development on this claim, net of reinsurance, of approximately $2,000,000 or approximately $1,320,000 net of taxes. The adverse development on this claim will be recognized in the quarter ending September 30, 2003, and may result in the Company incurring a net loss for that quarter.

Premium written, before reinsurance, increased $5,730,368 (55%) to $16,226,076 for the three months and $7,759,735 (38%) to $28,185,773 for the six months ended June 30, 2003, compared to written premium of $10,495,708 for the three months and $20,426,038 for the six months ended June 30, 2002. The Company primarily writes commercial multiple peril business package policies. This line of business represents approximately 98% of Crusader's total written premium for the three months and six months ended June 30, 2003.

Crusader's written premium by state is as follows:

                                  Three Months Ended June 30                            Six Months Ended June 30
                                  --------------------------                            ------------------------
                                                          Increase                                              Increase
                             2003             2002       (Decrease)              2003             2002         (Decrease)
                             ----             ----        --------               ----             ----          --------
 California              $16,203,703       $9,614,997    $6,588,706          $28,164,372      $18,464,951      $9,699,421
 Arizona                      19,523          162,322      (142,799)              28,312          399,902        (371,590)
 Montana                      (1,022)         159,283      (160,305)              17,369          281,880        (264,511)
 Nevada                       15,172          111,611       (96,439)              13,123          120,855        (107,732)
 Idaho                          (320)          17,411       (17,731)               1,591           24,213         (22,622)
 Texas                           318           14,695       (14,377)                 318           28,286         (27,968)
 Washington                        -           93,351       (93,351)              (2,894)         184,766        (187,660)
 Pennsylvania                   (690)         100,751      (101,441)              (4,371)         276,502        (280,873)
 Oregon                       (4,152)          89,824       (93,976)             (11,993)         229,988        (241,981)
 Ohio                         (6,456)         131,463      (137,919)             (20,054)         414,695        (434,749)
                          ----------       ----------     ---------           ----------       ----------       ---------
      Total              $16,226,076      $10,495,708    $5,730,368          $28,185,773      $20,426,038      $7,759,735
                          ==========       ==========     =========           ==========       ==========       =========

The growth in written premium in the three and six months ended June 30, 2003, was the result of an increase in written premium in California. The increase in premium in California is primarily the result of the continued subsidence in priced-based competition in the property casualty insurance market that has resulted in the Company's products becoming more competitive. In addition, the Company has increased rates on some of its California products, is in the process of filing for rate increases on some of its California products, and is waiting for regulatory approval of rate increases on some of its products that have already been filed with California regulatory authorities. The Company believes that a "hard market" cycle exists in California. Industrywide underwriting losses, decreases in investment yield, and increases in reinsurance cost have all contributed to the change from the "soft market" to the "hard market." The Company is also benefiting from the fact that some of its competitors have gone out of business and others have recently raised rates or adopted more restrictive rules. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The Company's average gross written premium per policy issued is as follows:

    Six Months
      Ended        Gross Written     Policies     Average Gross
     June 30          Premium         Issued     Written Premium
     -------          -------         -------    ---------------
      2003          $28,185,773       10,229         $2,755
      2002          $20,426,038        9,113         $2,241

Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In August 2002, the Company placed moratoriums on a substantial amount of non-California business until further studies can be completed regarding underwriting and pricing. As a result of these moratoriums, written premium outside California was $22,373 in the three months ended June 30, 2003, compared to written premium of $880,711 in the three months ended June 30, 2002. Written premium outside California was $21,401 in the six months ended June 30, 2003, compared to written premium of $1,961,087 in the six months ended June 30, 2002. The Company has no short-term plan to expand into additional states, nor to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

PREMIUM EARNED before reinsurance increased $2,860,558 (29%) to $12,648,631 for the three months and $5,032,505 (26%) to $24,073,551 for the six months ended June 30, 2003, compared to $9,788,073 for the three months and $19,041,046 for the six months ended June 30, 2002. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

Premium ceded increased $2,382,408 (155%) to $3,915,105 for the three months ended and $4,185,274 (131%) to $7,379,201 for the six months ended June 30, 2003, compared to ceded premium of $1,532,697 in the three months and $3,193,927 for the six months ended June 30, 2002. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts.

The change in premium ceded between the three and six months ended June 30, 2003, and June 30, 2002, is as follows:

                                                                      Three Months Ended      Six Months Ended
                                                                        June 30, 2003           June 30,2003
                                                                        -------------           ------------
    Increase in premium ceded under current reinsurance contracts         $2,325,955             $4,361,905
    Increase (decrease) in provisionally rated premium ceded                  56,453               (176,631)
                                                                           ---------             ----------
       Net increase in premium ceded                                      $2,382,408             $4,185,274
                                                                           =========              =========

The increase in ceded premium is primarily due to rate increases on reinsurance contracts effective January 1, 2003. The rate increases are primarily due to the Company's ceded loss experience and to the hardening of the reinsurance marketplace and to the increase in earned premium on which these rates are based. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer.

NET INVESTMENT INCOME, excluding realized investment gains, decreased $162,085 (12%) to $1,226,944 for the three months and $278,318 (10%) to $2,506,947 for the six months ended June 30, 2003, compared to investment income of $1,389,029 for the three months and $2,785,265 for the six months ended June 30, 2002. The decrease in investment income is primarily due to a lowering of yields on new and reinvested assets.

At June 30, 2003, the Company held securities with unrealized appreciation of $4,888,402 and securities with unrealized depreciation of $4,393. The Company does not deem the unrealized depreciation to be significant or indicative of an other-than-temporary decline, either individually, or in the aggregate. At December 31, 2002, the Company held investments with unrealized appreciation of $4,828,956 and securities with unrealized depreciation of $105,074. The securities with unrealized depreciation at June 30, 2003, consisted of two fixed maturity investments with a total par value of $1,515,000 compared to four fixed maturity investments with a total par value of $4,015,000 as of December 31, 2002. As of both June 30, 2003, and December 31, 2002, only one of the securities with unrealized depreciation was rated below investment grade.

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the six months ended June 30, 2003, the Company had no investments with a decline in market value that was considered other than temporary. No investments were sold in the six months ended June 30, 2003.

GROSS COMMISSION AND FEE INCOME increased $620,410 (43%) to $2,069,423 for the three months and $1,118,932 (39%) to $4,006,932 for the six months ended June 30, 2003, compared to commission and fee income of $1,449,013 for the three months and $2,888,000 for the six months ended June 30, 2002.

The increase in gross commission and fee income for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002, are as follows:

                                                 Three Months Ended June 30,              Six Months Ended June 30,
                                                 --------------------------               ------------------------
                                                                     Increase                                   Increase
                                               2003        2002     (Decrease)         2003           2002     (Decrease)
                                               ----        ----      --------          ----           ----      --------
Policy fee income                            $897,716    $458,645    $439,071       $1,637,797     $887,166     $750,631
Health and life insurance program             864,571     677,105     187,466        1,754,223    1,335,508      418,715
Other commission and fee income               136,490     121,907      14,583          268,823      226,441       42,382
Workers' compensation program                      78       8,134      (8,056)             874        9,886       (9,012)
Daily automobile rental insurance program:
   Excluding contingent commission            170,568     183,222     (12,654)         345,215      362,052      (16,837)
   Contingent commission                            -           -           -                -       66,947      (66,947)
                                            ---------   ---------     -------        ---------    ---------    ---------
     Gross commission and fee income       $2,069,423  $1,449,013    $620,410       $4,006,932   $2,888,000   $1,118,932
                                            =========   =========     =======        =========    =========    =========

The increase in policy fee income was primarily due to an increase in the policy fee from $100 to $165 per policy written in California by Unifax. This increase was implemented for policies effective on and after the later part of August 2002. The increase in health and life insurance program commission and fee income is primarily due to an increase in premium written. This increase in health and life insurance income is primarily due to both increased marketing efforts and the fact that in November 2002 CIGNA terminated their contract with another administrator and approximately 2,000 affected members were transitioned into the Company's health and life insurance program effective January 1, 2003.

Beginning in April 2003, CIGNA discontinued its individual and family health insurance programs to new policyholders in the state of California. Beginning November 1, 2003, CIGNA will terminate approximately 200 policyholders a month through September 1, 2004, and approximately 800 policyholders on October 1, 2004. Beginning April 2003, the Company's membership association and heath and life insurance subsidiaries began assisting affected policyholders with the purchase of new health coverage through other insurance carriers. These subsidiaries have secured both commission and override commission relationships with other carriers including Health Net and Nationwide (formerly CalFarm) and are continuing their efforts to diversify and offer a wider variety of products to its customers. Overall, the commissions/overrides from other carriers are generally higher than the commission structure paid by CIGNA.

Due to CIGNA's decision, some policyholders have decided to terminate their policy prior to the date issued by CIGNA. As of June 30, 2003, approximately 450 policyholders have terminated their CIGNA policies. Of this amount, the Company has placed approximately 175 policyholders with other carriers. The Company cannot determine the percentage of affected policyholders that will leave through normal attrition or that will not be accepted by the Company's other insurance carriers due to preexisting health conditions.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 80% of net premium earned for the three months and 82% of net premium earned for the six months ended June 30, 2003, compared to 151% of net premium earned for the three months and 119% of net premium earned for the six months ended June 30, 2002. The increase in incurred losses of prior years was approximately $161,000 (adverse development) in the three months and $656,000 (adverse development) in the six months ended June 30, 2003, compared to an increase in incurred losses of prior years of approximately $5,393,000 (adverse development) in the three months and $6,333,000 (adverse development) in the six months ended June 30, 2002. The adverse development in the three and six months ended June 30, 2003, was primarily from continued losses due to the impact of changes in California case law that expanded coverage and increased loss exposure primarily on construction defect claims for losses occurring in or prior to the Company's revision of its policy forms in 1995.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 21% of net premium earned for the three months and 22% of net premium earned for the six months ended June 30, 2003, and 28% of net earned premium for the three and six months ended June 30, 2002. The decrease in policy acquisition costs is primarily the result of an increase in the ceding commission rate paid to Crusader on the reinsurance contract effective January 1, 2003.

SALARIES AND EMPLOYEE BENEFITS increased $234,819 (22%) to $1,286,275 for the three months and $441,008 (22%) to $2,479,685 for the six months ended June 30, 2003, compared to salary and employee benefits of $1,051,456 for the three months and $2,038,677 for the six months ended June 30, 2002. Factors that affected the increase include the hiring of higher-level employees, general salary increases (less than 6%), and increases in employee benefits costs.

COMMISSIONS TO AGENTS/BROKERS increased $78,705 (26%) to $382,315 for the three months and $178,674 (29%) to $784,893 for the six months ended June 30, 2003, compared to commission expense of $303,610 for the three months and $606,219 for the six months ended June 30, 2002. The increase is primarily the result of an increase in premiums written in the health and life insurance program.

OTHER OPERATING EXPENSES increased $151,061 (21%) to $886,095 for the three months and $401,659 (27%) to $1,882,564 for the six months ended June 30, 2003, compared to $735,034 for the three months and $1,480,905 for the six months ended June 30, 2002. The increase is primarily the result of increased legal expenses of $103,000 for the three months and $292,000 for the six months ended June 30, 2003. The increase in legal fees was primarily attributable to litigation by the Company against a former stock transfer agent for the recovery of approximately $225,000 in damages and litigation by the Company against several surplus lines brokers for illegal exportation of insurance. In addition to the remedies sought by the Company in these matters, the Company is also seeking recovery of a significant portion of the legal fees incurred in the litigation. There is no assurance that the Company will be successful in recovering any damages or legal fees.

INCOME TAX PROVISION was an expense of $310,321 (36% of pre-tax income) for the three months and $437,318 (36% of pre-tax income) for the six months ended June 30, 2003, compared to an income tax benefit of $1,874,249 in the three months and an income tax benefit of $1,843,863 for the six months ended June 30, 2002. This change was primarily due to a pre-tax income of $871,597 (including tax-exempt investment income of $34,878) in the three months and $1,231,677 (including tax-exempt investment income of $70,182) in the six months ended June 30, 2003, compared to pre-tax loss of $5,537,121 (including tax-exempt investment income of $95,092) in the three months and a pre-tax loss of $5,400,683 (including tax-exempt investment income of $191,615) in the six months ended June 30, 2002.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2003, and the three and six months ended June 30, 2002, was not significant.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward looking. These statements, which may be identified by forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include underwriting actions not being effective, rate increases for coverages not being sufficient, premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, and the Company's ability to introduce new profitable products.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                                       June        December 31       Increase
                                                       2003           2002          (Decrease)
                                                       ----           ----           --------
Fixed maturity bonds (at amortized value)          $91,087,677     $93,249,468     $(2,161,791)
Short-term cash investments (at cost)               16,005,131       9,024,382       6,980,749
Certificates of deposit (over 1 year, at cost)         400,000         400,000               -
                                                   -----------     -----------       ---------
  Total invested assets                           $107,492,808    $102,673,850      $4,818,958
                                                   ===========     ===========       =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION
---------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On May 30, 2003, the Company held its Annual Meeting of Stockholders.
(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.
(c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. There were 23,266 broker non-votes.

          Name                 For      Against or Withheld
          ----                 ---      -------------------
     Erwin Cheldin           4,660,895        302,093
     Lester A. Aaron         4,661,027        301,961
     Cary L. Cheldin         4,660,995        301,993
     George C. Gilpatrick    4,661,027        301,961
     David A. Lewis          4,939,330         23,658
     Warren D. Orloff        4,939,330         23,658
     Donald B. Urfrig        4,939,330         23,619


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a) Exhibits:
      31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:
      On May 15, 2003, the Company filed a Form 8-K reporting under Item 9 pursuant to which the Company provided under Item 12 its earnings press release for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNICO AMERICAN CORPORATION


Date: August 14, 2003    By:   /s/ ERWIN CHELDIN
                               -----------------
                               Erwin Cheldin
                               Chairman of the Board, President and Chief
                               Executive Officer, (Principal Executive Officer)


Date: August 14, 2003    By:   /s/ LESTER A. AARON
                               -------------------
                               Lester A. Aaron
                               Treasurer, Chief Financial Officer, (Principal
                               Accounting and Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.    Description

 31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 32.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)