Form 10-Q
period 2003-09-30
UNICO AMERICAN CORP
filed 2003-11-07
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2003 or

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

                                    5,489,533
       Number of shares of common stock outstanding as of November 6, 2003

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                         September 30          December 31
                                                                                             2003                  2002
                                                                                             ----                  ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:
      September 30, 2003 $100,851,155; December 31, 2002  $93,649,468)                    $104,941,002           $98,373,350
   Short-term investments, at cost                                                          10,749,654             9,024,382
                                                                                           -----------           -----------
      Total Investments                                                                    115,690,656           107,397,732
Cash                                                                                            57,918                19,766
Accrued investment income                                                                    1,305,967             1,470,333
Premiums and notes receivable, net                                                           8,839,128             6,699,909
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                  1,576,122             2,805,048
   Unpaid losses and loss adjustment expenses                                               17,497,289            21,308,339
Prepaid reinsurance premiums                                                                    83,527                95,304
Deferred policy acquisition costs                                                            7,503,696             5,947,010
Property and equipment (net of accumulated depreciation)                                       312,287               354,194
Deferred income taxes                                                                          719,040                57,951
Income taxes receivable                                                                        148,221             1,590,970
Other assets                                                                                   189,239               940,049
                                                                                           -----------           -----------
     Total Assets                                                                         $153,923,090          $148,686,605
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $74,063,892           $74,905,284
Unearned premiums                                                                           32,203,061            24,381,583
Advance premium and premium deposits                                                         1,498,977             1,607,272
Notes payable-related parties                                                                1,500,000               750,000
Accrued expenses and other liabilities                                                       6,605,836             8,633,476
                                                                                           -----------           -----------
    Total Liabilities                                                                     $115,871,766          $110,277,615
                                                                                           -----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
   shares 5,489,533 at September 30, 2003, and 5,489,533 at December 31, 2002               $2,700,272            $2,700,272
Accumulated other comprehensive income                                                       2,699,299             3,117,762
Retained earnings                                                                           32,651,753            32,590,956
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $38,051,324           $38,408,990
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $153,923,090          $148,686,605
                                                                                           ===========           ===========

            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             Three Months Ended                 Nine Months Ended
                                                               September 30                        September 30
                                                               ------------                        ------------
                                                           2003              2002             2003               2002
                                                           ----              ----             ----               ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                                     $14,173,992       $10,386,227      $38,247,543        $29,427,273
     Premium ceded                                        4,459,577         1,474,213       11,838,778          4,668,140
                                                          ---------         ---------       ----------         ----------
          Net premium earned                              9,714,415         8,912,014       26,408,765         24,759,133
     Net investment income                                1,168,185         1,323,731        3,648,970          4,081,809
     Net realized investment (loss)                               -                 -                -               (216)
     Other income                                            27,771            19,098           70,467             27,745
                                                         ----------        ----------       ----------         ----------
            Total Insurance Company Revenues             10,910,371        10,254,843       30,128,202         28,868,471

Other Revenues from Insurance Operations
     Gross commissions and fees                           2,054,803         1,585,100        6,061,735          4,473,100
     Investment income                                       12,063            15,132           38,225             42,319
     Finance charges and late fees earned                   247,323           220,547          698,330            659,364
     Other income                                             4,246             4,692           10,921             17,508
                                                         ----------        ----------       ----------         ----------
            Total Revenues                               13,228,806        12,080,314       36,937,413         34,060,762
                                                         ----------        ----------       ----------         ----------

EXPENSES
--------
Losses and loss adjustment expenses                       9,710,516         7,208,018       23,386,361         26,034,238
Policy acquisition costs                                  2,132,412         2,364,701        5,786,355          6,793,811
Salaries and employee benefits                            1,289,615         1,198,074        3,769,300          3,236,751
Commissions to agents/brokers                               374,531           298,838        1,159,424            905,057
Other operating expenses                                    746,186           731,784        2,628,750          2,212,689
                                                         ----------        ----------       ----------         ----------
            Total Expenses                               14,253,260        11,801,415       36,730,190         39,182,546
                                                         ----------        ----------       ----------         ----------
            Income (Loss) Before Taxes                   (1,024,454)          278,899          207,223         (5,121,784)
Income Tax Provision (Benefit)                             (290,892)          132,554          146,426         (1,711,309)
                                                            -------           -------          -------          ---------
            Net Income (Loss)                             $(733,562)         $146,345          $60,797        $(3,410,475)
                                                            =======           =======           ======          =========



PER SHARE DATA
--------------
Basic Shares Outstanding                                  5,489,533         5,489,533        5,489,533          5,486,571
Basic Earnings (Loss) Per Share                              $(0.13)            $0.03            $0.01             $(0.62)

Diluted Shares Outstanding                                5,489,533         5,489,533        5,523,397          5,486,571
Diluted Earnings (Loss) Per Share                            $(0.13)            $0.03            $0.01             $(0.62)

            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30                      September 30
                                                                        ------------                      ------------
                                                                   2003              2002             2003             2002
                                                                   ----              ----             ----             ----

Net Income (Loss)                                                $(733,562)        $146,345          $60,797       $(3,410,475)

Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified
        as available-for-sale arising during the period           (524,147)         797,952         (418,463)        1,262,418
     Less: reclassification adjustment for
        losses included in net income                                    -                -                -               143
                                                                 ---------          -------          -------         ---------
            Comprehensive Income (Loss)                        $(1,257,709)        $944,297        $(357,666)      $(2,147,914)
                                                                 =========          =======          =======         =========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                                          2003                  2002
                                                                                          ----                  ----
Cash Flows from Operating Activities:
   Net Income (Loss)                                                                      $60,797           $(3,410,475)
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                         66,543                64,332
      Bond amortization, net                                                              239,228               290,656
      Net realized loss on sale of securities                                                   -                   216
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                  (1,974,853)             (284,789)
      Reinsurance recoverable                                                           5,039,976            (5,298,006)
      Prepaid reinsurance premiums                                                         11,777                (2,382)
      Deferred policy acquisition costs                                                (1,556,686)             (585,182)
      Other assets                                                                        750,810              (436,394)
      Reserve for unpaid losses and loss adjustment expenses                             (841,392)            8,489,276
      Unearned premium reserve                                                          7,821,478             3,583,518
      Funds held as security and advanced premiums                                       (108,295)              528,073
      Accrued expenses and other liabilities                                           (2,027,640)           (2,007,925)
      Income taxes current/deferred                                                      (445,517)               82,638
      Federal income tax recoverable                                                    1,442,749             3,554,350
                                                                                        ---------             ---------
          Net Cash Provided from Operations                                             8,478,975             4,567,906
                                                                                        ---------             ---------

Investing Activities
   Purchase of fixed maturity investments                                             (34,261,666)          (10,302,696)
   Proceeds from maturity of fixed maturity investments                                26,815,000            12,846,100
   Net (increase) in short-term investments                                            (1,719,521)           (6,702,163)
   Additions to property and equipment                                                    (24,636)             (149,797)
                                                                                        ---------             ---------
          Net Cash (Used) by Investing Activities                                      (9,190,823)           (4,308,556)
                                                                                        ---------             ---------

Financing Activities
   Proceeds from issuance of common stocks                                                      -                28,858
   Proceeds from notes payable - related parties                                        1,500,000                     -
   Repayment of notes payable - related parties                                          (750,000)                    -
   Dividends paid to shareholders                                                               -              (274,477)
                                                                                          -------               -------
          Net Cash Provided (Used) by Financing Activities                                750,000              (245,619)
                                                                                          -------               -------

Net increase in cash                                                                       38,152                13,731
   Cash at beginning of period                                                             19,766                45,001
                                                                                           ------                ------
          Cash at End of Period                                                           $57,918               $58,732
                                                                                           ======                ======

Supplemental Cash Flow Information Cash paid during the period for:
   Interest                                                                                24,058                     -
   Income taxes                                                                          $245,520               $75,636

            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - INCENTIVE STOCK PLANS
------------------------------
The Company's 1999 Omnibus Stock Plan covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). Shareholders approved the plan on June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated, 95,000 were outstanding, and 95,000 were exercisable as of September 30, 2003. On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. All options expire 10 years from the date of the grant. Options granted as of September 30, 2003, are exercisable as follows:

                           Grant Date            Grant Date
Date Exercisable         August 26, 1999      December 18, 2002          Total
----------------         ---------------      -----------------          -----

Currently Exercisable         95,000                     -               95,000
January 1, 2004                    -                57,000               57,000
January 1, 2005                    -                57,500               57,500
January 1, 2006                    -                37,500               37,500
January 1, 2007                    -                30,000               30,000
                              ------               -------              -------
     Total                    95,000               182,000              277,000
                              ======               =======              =======

The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25) in accounting for its incentive stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), the Company's net income would have been reduced to the pro forma amounts indicated in the following table:

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 2 - INCENTIVE STOCK PLANS (continued)
-----------------------------------------

                                                  Three Months Ended                 Nine Months Ended
                                                    September 30                       September 30
                                                    ------------                       ------------
                                                 2003             2002               2003          2002
                                                 ----             ----               ----          ----

Net income (loss)
  As reported                                 $(733,562)        $146,345           $60,797     $(3,410,475)
  Pro forma                                   $(746,472)        $133,518           $22,068     $(3,448,955)

Income (loss) per share
  As reported                                    $(0.13)           $0.03             $0.01          $(0.62)
  Pro forma                                      $(0.14)           $0.02             $0.00          $(0.63)

Income (loss) per share - assuming dilution:
  As reported                                    $(0.13)           $0.03             $0.01          $(0.62)
  Pro forma                                      $(0.14)           $0.02             $0.00          $(0.63)


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


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the nine months ended September 30, 2003, the Company did not repurchase or retire any shares of the Company's common stock. As of September 30, 2003, the Company had repurchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002:

                                                             Three Months Ended               Nine Months Ended
                                                                September 30                     September 30
                                                                ------------                     ------------
                                                           2003              2002             2002           2003
                                                           ----              ----             ----           ----
Basic Earnings (Loss) Per Share

Net income (loss) numerator                              $(733,562)       $146,345          $60,797      $(3,410,475)
                                                           =======         =======           ======        =========

Weighted average shares outstanding denominator          5,489,533       5,489,533        5,489,533        5,486,571
                                                         =========       =========        =========        =========

     Basic Earnings (Loss) Per Share                       $(0.13)           $0.03            $0.01          $(0.62)



                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 4 - EARNINGS PER SHARE (continued)
--------------------------------------

                                                     Three Months Ended                Nine Months Ended
                                                        September 30                      September 30
                                                        ------------                      ------------
                                                   2003              2002             2002           2003
                                                   ----              ----             ----           ----
Diluted Earnings (Loss) Per Share
Net income (loss) numerator                     $(733,562)          $146,345          $60,797     $(3,410,475)
                                                  =======            =======           ======       =========

Weighted average shares outstanding             5,489,533          5,489,533        5,489,533       5,486,571
Effect of diluted securities*                           -                  -           33,864               -
                                                ---------          ---------        ---------       ---------
Diluted shares outstanding denominator          5,489,533          5,489,533        5,523,397       5,486,571
                                                =========          =========        =========       =========

     Diluted Earnings (Loss) Per Share             $(0.13)             $0.03            $0.01          $(0.62)


*In loss periods options are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect. Therefore, all options were excluded from the calculation of diluted EPS for the three months ended September 30, 2003, and for the nine months ended September 30, 2002.

NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 81% of consolidated revenues for the three and nine months ended September 30, 2003, and 85% of revenues for the three and nine months ended September 30, 2002. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30                        September 30
                                                       ------------                        ------------
                                                   2003             2002               2003            2002
                                                   ----             ----               ----            ----
Revenues
Insurance company operation                     $10,910,371     $10,254,843        $30,128,202      $28,868,471

Other insurance operations                        7,226,921       5,502,237         19,439,505       14,976,905
Intersegment elimination (1)                     (4,908,486)     (3,676,766)       (12,630,294)      (9,784,614)
                                                  ---------       ---------         ----------        ---------
   Total other insurance operations               2,318,435       1,825,471          6,809,211        5,192,291
                                                  ---------       ---------          ---------        ---------

   Total Revenues                               $13,228,806     $12,080,314        $36,937,413      $34,060,762
                                                 ==========      ==========         ==========       ==========


Income  (Loss) Before Income Taxes
Insurance company operation                     $(2,640,464)      $(583,000)       $(3,013,961)     $(6,798,880)
Other insurance operations                        1,616,010         861,899          3,221,184        1,677,096
                                                 ----------        --------          ---------        ---------
   Total Income (Loss) Before Income Taxes      $(1,024,454)       $278,899           $207,223      $(5,121,784)
                                                  =========         =======            =======        =========


                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 5 - SEGMENT REPORTING (continued)
-------------------------------------

                                                     As of September 30
                                                     ------------------
                                                   2003              2002
                                                   ----              ----
Assets
Insurance company operation                    $130,582,167       $119,108,739
Intersegment eliminations (2)                    (3,164,423)        (1,449,894)
                                                -----------        -----------
Total insurance company operation               127,417,744        117,658,845
Other insurance operations                       26,505,346         19,540,634
                                                -----------        -----------
     Total Assets                              $153,923,090       $137,199,479
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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 2003, the Company had cash and investments of $111,658,727 (at amortized cost) of which $108,990,197 (98%) were cash and investments of Crusader.

As of the quarter ended September 30, 2003, the Company had invested $100,851,155 (at amortized cost) or 90% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $100,851,155 (at amortized cost) include $2,705,301 (3%) of pre-refunded state and municipal tax-exempt bonds, $23,338,784 (23%) of U.S. treasury securities, $12,000,000 (12%) of U.S. government agency securities, $62,307,070 (62%) of industrial and miscellaneous securities, and $500,000 of certificates of deposit. The tax-exempt interest income earned for the three months and the nine months ended September 30, 2003, was $25,775 and $95,957, respectively.

The balance of the Company's investments is in short-term investments that include bank money market accounts, certificates of deposit, commercial paper, a U.S. Treasury bill, and a short-term treasury money market fund.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and any one U.S. government agency is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. Short-term cash investments consist of bank money market accounts, certificates of deposit, commercial paper, a U.S. government obligation money market fund, and U.S. treasury bills. These short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any material adverse financial impact.

On September 30, 2003, Unico made a capital contribution of $2,500,000 to its Crusader subsidiary. This contribution was made to ensure that Crusader's capital remained above $25,000,000. Without this capital contribution, Crusader's statutory surplus was expected to decrease below $25,000,000 due to the following:

    1. Although premium written by Crusader is earned over the one-year policy term, statutory accounting principles require that the related policy acquisition cost be expensed immediately. Under GAAP the policy acquisition costs are deferred and amortized over the one-year policy term. Therefore, as written premium increases, Crusader's statutory surplus decreases as a result of the policy acquisition cost being expensed before the related premium is earned.

    2. In August 2003, an adverse binding arbitration decision on a 1993 claim exceeded Crusader's reinsurance coverage. As a result of this decision, the Company incurred adverse development on this claim, net of reinsurance, of approximately $2,000,000 or approximately $1,320,000 net of taxes.

The funding of Unico's capital contribution to Crusader was derived from available cash from the Company's other operations and the proceeds of two notes. On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $500,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. The notes are due and payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then the notes are payable in full on September 28, 2007. The notes may be prepaid at any time without penalty. The notes are unsecured and bear interest as follows: Interest on the $1,000,000 note is 5% and is adjustable on April 1, 2004, and every third month thereafter by adding a margin of one percentage point to the prime rate; Interest on the $500,000 note is 7% per annum. Interest is payable monthly on both notes.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 3). No shares were repurchased in the nine months ended September 30, 2003.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $1,009,323, statutory deposits of $2,825,000, other deposits of $752,658, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

(b)  Results of Operations:
--------------------------
All comparisons made in this discussion are comparing the three months and nine months ended September 30, 2003, to the three months and nine months ended September 30, 2002, unless otherwise indicated.

The Company had a net loss of $733,562 for the three months ending September 30, 2003, compared to net income of $146,345 for the three months ended September 30, 2002, a decrease in net income of $879,907. For the nine months ended September 30, 2003, the Company had a net income of $60,797 compared to a net loss of $3,410,475 for the nine months ended September 30, 2002, an increase in net income of $3,471,272. Total revenues increased $1,148,492 (10%) to $13,228,806 for the three months and $2,876,651 (8%) to $36,937,413 for the nine months ended September 30, 2003, when compared to total revenues of $12,080,314 for the three months and $34,060,762 for the nine months ended September 30, 2002.

Premium written, before reinsurance, increased $5,298,493 (42%) to $17,883,248 for the three months and $13,058,228 (40%) to $46,069,021 for the nine months ended September 30, 2003, compared to written premium of $12,584,755 for the three months and $33,010,793 for the nine months ended September 30, 2002. The Company primarily writes commercial multiple peril business package policies. This line of business represents approximately 97% of Crusader's total written premium for the three months and nine months ended September 30, 2003.

Crusader's written premium by state is as follows:

                             Three Months Ended September 30                         Nine Months Ended September 30
                             -------------------------------                         ------------------------------
                                                          Increase                                              Increase
                             2003             2002       (Decrease)              2003             2002         (Decrease)
                             ----             ----        --------               ----             ----          --------
 California              $17,886,425      $11,612,841    $6,273,584          $46,050,797      $30,077,792     $15,973,005
 Arizona                      (2,053)         166,290      (168,343)              26,259          566,192        (539,933)
 Montana                           -          111,992      (111,992)              17,369          393,872        (376,503)
 Nevada                         (835)          84,307       (85,142)              12,288          205,162        (192,874)
 Idaho                             -           12,282       (12,282)               1,591           36,495         (34,904)
 Texas                             -           (1,451)        1,451                  318           26,835         (26,517)
 Washington                        -          119,225      (119,225)              (2,894)         303,991        (306,885)
 Pennsylvania                      -          100,935      (100,935)              (4,371)         377,437        (381,808)
 Oregon                            -          119,677      (119,677)             (11,993)         349,665        (361,658)
 Ohio                           (289)         258,657      (258,946)             (20,343)         673,352        (693,695)
                          ----------       ----------     ---------           ----------       ----------      ----------
      Total              $17,883,248      $12,584,755    $5,298,493          $46,069,021      $33,010,793     $13,058,228
                          ==========       ==========     =========           ==========       ==========      ==========


The growth in written premium in the three and nine months ended September 30, 2003, was due to an increase in written premium in California. This increase in California written premium is primarily the result of the continued subsidence in priced-based competition in the property casualty insurance market that has resulted in the Company's products becoming more competitive. In addition, the Company has increased rates on some of its California products, is in the process of filing for rate increases on some of its California products, and is waiting for regulatory approval of rate increases on some of its products that have already been filed with California regulatory authorities. The Company believes that a "hard market" cycle exists in California. Industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost have all contributed to the change from the "soft market" to the "hard market." The Company is also benefiting from the fact that some of its competitors have gone out of business and others have recently raised rates or adopted more restrictive rules. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The Company's average gross written premium per policy issued is as follows:

        Nine Months Ended    Gross Written    Policies       Average Gross
          September 30          Premium        Issued       Written Premium
          ------------          -------        ------       ---------------
              2003            $46,069,021      15,964           $2,886
              2002            $33,010,793      13,997           $2,358

Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In August 2002, the Company placed moratoriums on a substantial amount of non-California business until further studies can be completed regarding underwriting and pricing. As a result of these moratoriums, written premium outside California was ($3,177) in the three months ended September 30, 2003, compared to written premium of $971,914 in the three months ended September 30, 2002. Written premium outside of California was $18,224 in the nine months ended September 30, 2003, compared to written premium of $2,933,001 in the nine months ended September 30, 2002. The Company has no short-term plan to expand into additional states, nor to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

PREMIUM EARNED before reinsurance increased $3,787,765 (36%) to $14,173,992 for the three months and $8,820,270 (30%) to $38,247,543 for the nine months ended September 30, 2003, compared to $10,386,227 for the three months and $29,427,273 for the nine months ended September 30, 2002. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The increase in earned premium is a direct result of the related increase in written premium previously discussed. Average premium earned per policy increased to $2,954 for the nine months ended September 30, 2003 compared to $2,465 for the nine months ended September 30, 2002.

Premium ceded increased $2,985,364 (203%) to $4,459,577 for the three months ended and $7,170,638 (154%) to $11,838,778 for the nine months ended September 30, 2003, compared to ceded premium of $1,474,213 in the three months and $4,668,140 for the nine months ended September 30, 2002. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts.

The change in premium ceded between the three and nine months ended September 30, 2003, and September 30, 2002, is as follows:

                                                                     Three Months Ended     Nine Months Ended
                                                                     September 30, 2003     September 30, 2003
                                                                     ------------------     ------------------
Increase in premium ceded under current reinsurance contracts            $2,725,823             $7,087,728
Increase in provisionally rated premium ceded                               259,541                 82,910
                                                                         ----------              ---------
   Net increase in premium ceded                                         $2,985,364             $7,170,638
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

NET INVESTMENT INCOME, excluding realized investment gains or losses, decreased $158,615 (12%) to $1,180,248 for the three months and $436,933 (11%) to
$3,687,195 for the nine months ended September 30, 2003, compared to investment income of $1,338,863 for the three months and $4,124,128 for the nine months ended September 30, 2002. The decrease in investment income is primarily due to lower yields on new and reinvested assets resulting from current market conditions. In addition, as a result of lower yields, the Company has shortened its maturity on new and reinvested fixed maturity bonds. The weighted average maturity of the Company's fixed maturity bonds is 1.9 years at September 30, 2003, compared to 2.3 years as of December 31, 2002.

At September 30, 2003, the Company held securities with unrealized appreciation of $4,106,672 and securities with unrealized depreciation of $16,825. The Company does not deem the unrealized depreciation to be significant or indicative of an other-than-temporary decline, either individually, or in the aggregate. At December 31, 2002, the Company held investments with unrealized appreciation of $4,828,956 and securities with unrealized depreciation of $105,074. The securities with unrealized depreciation at September 30, 2003, consisted of six fixed maturity investments with a total par value of $8,490,000 of which $3,100,000 was invested in U.S. Treasury notes and $3,000,000 was invested in U.S. government agency securities, compared to four fixed maturity investments with a total par value of $4,015,000 as of December 31, 2002. Only one of the securities with unrealized depreciation was rated below investment grade as of both September 30, 2003, and December 31, 2002.

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the nine months ended September 30, 2003, the Company had no investments with a decline in market value that was considered other than temporary. No investments were sold in the nine months ended September 30, 2003.

GROSS COMMISSION AND FEE INCOME increased $469,703 (30%) to $2,054,803 for the three months and $1,588,635 (36%) to $6,061,735 for the nine months ended September 30, 2003, compared to commission and fee income of $1,585,100 for the three months and $4,473,100 for the nine months ended September 30, 2002.

The increase in gross commission and fee income for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002, are as follows:

                                               Three Months Ended September 30              Nine Months Ended September 30
                                               -------------------------------              ------------------------------
                                                                      Increase                                       Increase
                                                 2003       2002     (Decrease)            2003         2002        (Decrease)
                                                 ----       ----      --------             ----         ----         --------
Policy fee income                              $917,466    $600,128    $317,338         $2,555,265    $1,487,294    $1,067,971
Health and life insurance program               957,422     794,157     163,265          2,964,294     2,334,335       629,959
Other commission and fee income                   5,960       5,926          34             22,133        27,697        (5,564)
Workers' compensation program                        98         967        (869)               971        10,853        (9,882)
Daily automobile rental insurance program:
  Excluding contingent commission               173,857     183,922     (10,065)           519,072       545,974       (26,902)
  Contingent commission                           -               -           -                  -        66,947       (66,947)
                                              ---------   ---------     -------          ---------     ---------     ---------
    Gross commission and fee income          $2,054,803  $1,585,100    $469,703         $6,061,735    $4,473,100    $1,588,635
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

Due to CIGNA's decision, some policyholders have decided to terminate their policy prior to the date issued by CIGNA. As of September 30, 2003, approximately 1,150 policyholders have terminated their CIGNA policies. Of this amount, the Company has placed approximately 450 policyholders with other carriers. The Company cannot determine the percentage of affected policyholders who will leave through normal attrition or who will not be accepted by the Company's other insurance carriers due to preexisting health conditions.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 100% of net premium earned for the three months and 89% of net premium earned for the nine months ended September 30, 2003, compared to 81% of net premium earned for the three months and 105% of net premium earned for the nine months ended September 30, 2002. The increase in incurred losses of prior years was approximately $2,116,000 (adverse development) in the three months and $2,772,000 (adverse development) in the nine months ended September 30, 2003, compared to an increase in incurred losses of prior years of approximately $804,000 (adverse development) in the three months and $7,137,000 (adverse development) in the nine months ended September 30, 2002. In August 2003, an adverse binding arbitration decision on a 1993 claim exceeded Crusader's reinsurance coverage. As a result of this decision the Company incurred adverse development on this claim, net of reinsurance, of approximately $2,000,000. The adverse development in the three and nine months ended September 30, 2003, was primarily due to the aforementioned and from continued losses due to the impact of changes in California case law that expanded coverage and increased loss exposure primarily on construction defect claims for losses occurring in or prior to the Company's revision of its policy forms in 1995.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 22% of net premium earned for the three and nine months ended September 30, 2003, and 27% of net earned premium for the three and nine months ended September 30, 2002. The decrease in policy acquisition costs is primarily the result of an increase in the ceding commission rate paid to Crusader on the reinsurance contract effective January 1, 2003.

SALARIES AND EMPLOYEE BENEFITS increased $91,541 (8%) to $1,289,615 for the three months and $532,549 (17%) to $3,769,300 for the nine months ended September 30, 2003, compared to salary and employee benefits of $1,198,074 for the three months and $3,236,751 for the nine months ended September 30, 2002. Factors that affected the increase include the hiring of higher-level employees, general salary increases (less than 6%), increases in employee benefits costs, and the composition of employees whose salaries and employee benefits are capitalized to policy acquisition cost versus those being directly expensed.

COMMISSIONS TO AGENTS/BROKERS increased $75,693 (25%) to $374,531 for the three months and $254,367 (28%) to $1,159,424 for the nine months ended September 30, 2003, compared to commission expense of $298,838 for the three months and $905,057 for the nine months ended September 30, 2002. The increase is primarily the result of an increase in premiums written in the health and life insurance program.

OTHER OPERATING EXPENSES increased $14,402 (2%) to $746,186 for the three months and $416,061 (19%) to $2,628,750 for the nine months ended September 30, 2003, compared to $731,784 for the three months and $2,212,689 for the nine months ended September 30, 2002. The increase for the nine months ended September 30, 2003 is primarily the result of increased legal expenses of $276,000. The increase in legal fees was primarily attributable to litigation by the Company against a former stock transfer agent for the recovery of approximately $225,000 in damages and litigation by the Company against several surplus lines brokers for illegal exportation of insurance. In addition to the remedies sought by the Company in these matters, the Company is also seeking recovery of a significant portion of the legal fees incurred in the litigation. There is no assurance that the Company will be successful in recovering any damages or legal fees.

INCOME TAX PROVISION was a benefit of $290,892 for the three months and an expense of $146,426 for the nine months ended September 30, 2003, compared to an income tax expense of $132,554 in the three months and an income tax benefit of $1,711,309 for the nine months ended September 30, 2002. The effective federal and state combined income tax rates for the three months and nine months ended September 30, 2003 were 28% and 71%, respectively compared to 47% and 33% for the three and nine months ended September 20, 2002, respectively.

This change was primarily due to a pre-tax loss of $1,024,454 (including tax-exempt investment income of $25,775) in the three months and a pre-tax income of $207,223 (including tax-exempt investment income of $95,957) in the nine months ended September 30, 2003, compared to pre-tax income of $278,899 (including tax-exempt investment income of $52,381) in the three months and a pre-tax loss of $5,121,784 (including tax-exempt investment income of $243,996) in the nine months ended September 30, 2002.

The combined effective income tax rates differ for the three and nine months ended September 30, 2003, primarily due to Crusader's income (loss) not being subject to state income tax. Crusader pays premium tax in lieu of state income tax; and, therefore, the Company does not receive any state income tax benefit from Crusader's loss for the three and nine months ended September 30, 2003.


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

The Company's invested assets consist of the following:

                                                     September 30      December 31
                                                         2003              2002         Increase
                                                         ----              ----         --------
Fixed maturity bonds (at amortized value)            $100,351,155      $93,249,468     $7,101,687
Short-term cash investments (at cost)                  10,749,654        9,024,382      1,725,272
Certificates of deposit (over 1 year, at cost)            500,000          400,000        100,000
                                                      -----------      -----------      ---------
  Total invested assets                              $111,600,809     $102,673,850     $8,926,959
                                                      ===========      ===========      =========


There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.



ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

(b) Reports on Form 8-K:
      On August 14, 2003, the Company filed a Form 8-K providing under Item 12 its earnings press release for the quarter ended June 30, 2003.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UNICO AMERICAN CORPORATION



Date:   November 7, 2003    By: /s/ ERWIN CHELDIN
                                -----------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   November 7, 2003    By: /s/ LESTER A. AARON
                                -------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal Accounting and Principal Financial Officer)

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