Form 10-K
period 2003-12-31
UNICO AMERICAN CORP
filed 2004-03-29
CIK 100716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the year ended December 31, 2003                  Commission File No. 0-3978

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


The aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2003, the last business day of Registrant's most recently completed second fiscal quarter was $10,269,201.

                                    5,489,815
        Number of shares of common stock outstanding as of March 23, 2004

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2003, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120 day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

                                     PART I
                                     ------

Item 1.  Business
-----------------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and through its other subsidiaries provides claim administration services (through December 31, 2003), insurance premium financing, and membership association services. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

Descriptions of the Company's operations in the following paragraphs are categorized between the Company's major segment, its insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico's property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2003, and December 31, 2002, are as follows:

                                                                                    Year ended December 31
                                                                                    ----------------------
                                                                             2003                            2002
                                                                   ------------------------         ------------------------
                                                                                 Percent of                       Percent of
                                                                                    Total                            Total
                                                                     Total         Company             Total        Company
                                                                    Revenues       Revenues           Revenues      Revenues
                                                                    --------       --------           --------      --------
Insurance Company Revenues                                         $42,005,474        82.2%         $38,813,870         84.3%

Other Revenues from Insurance Operations
  Health and life insurance program commission income                3,312,715         6.5%           2,741,672          6.0%
  Service fee income                                                 3,458,559         6.7%           2,241,883          4.9%
  Daily automobile rental insurance program commission and
    claim administration fees                                          815,625         1.6%             789,483          1.7%
  Association operations membership and fee income                     481,366         0.9%             424,784          0.9%
  Other commission and fee income                                       41,127         0.1%              63,202          0.1%
                                                                     ---------        ----            ---------         ----
      Total gross commission and fee income                          8,109,392        15.9%           6,261,024         13.6%
  Insurance premium financing operation finance charges
   and fees                                                            952,543         1.9%             878,316          1.9%
  Non-insurance company investment income                               47,010         0.1%              56,176          0.1%
  Other income                                                          16,020           -               19,256          0.1%
                                                                     ---------        ----            ---------         ----
      Total Other Revenues from Insurance Operations                 9,124,965        17.9%           7,214,772         15.7%
                                                                     ---------        ----            ---------         ----

       Total Revenues                                              $51,130,439       100.0%         $46,028,642        100.0%
                                                                    ==========       =====           ==========        =====

                           INSURANCE COMPANY OPERATION
                           ---------------------------
General
-------
The insurance company operation is conducted through Crusader, which as of December 31, 2003, was licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon and Washington. In 2002 the Company began to substantially reduce the offering of insurance outside of California primarily due to the unprofitability of that business. In 2003 almost all business outside of California had ceased. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Insurance Company Operation. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. During the year ended December 31, 2003, 97% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

All of Crusader's business is produced by Unifax Insurance Systems, Inc., (Unifax) its sister corporation. Unifax has substantial experience with these classes of business. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in the previous table. Crusader is licensed in property and casualty and disability lines of insurance by the California Department of Insurance.

Reinsurance
-----------
A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. In 2003, Crusader's primary excess of loss reinsurance agreements were with Platinum Reinsurance (A.M. Best Rating A), Hannover Ruckversicherungs (A.M. Best Rating A+), QBE Reinsurance Corporation (A.M. Best Rating A), and General Reinsurance Corporation (A.M. Best Rating A+). From 2000 through 2002, Crusader had its primary excess of loss reinsurance agreements with Partners Reinsurance Company of the U.S. (A.M Best Rating A+). In 1999, Crusader had its primary excess of loss reinsurance agreements with General Reinsurance Corporation. Crusader also has catastrophe reinsurance from various highly rated California admitted and Bermuda reinsurance companies. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company has no reinsurance recoverable balances in dispute.

The aggregate amount of earned premium ceded to the reinsurers was $16,648,020 for the fiscal year ended December 31, 2003, and $7,209,573 for the fiscal year ended December 31, 2002.

On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk. Concurrently, Crusader maintained catastrophe and clash covers (subject to a maximum occurrence and annual aggregate) to help protect the Company from one loss occurrence affecting multiple policies. Beginning January 1, 1998, an annual aggregate deductible of $750,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. On January 1, 2000, the annual aggregate deductible decreased to $500,000, on January 1, 2002, it increased to $675,000, and on January 1, 2003, it decreased to $500,000. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000) 10% in its 2nd layer ($1,000,000 in excess of $1,000,000, and 30% in its property clash treaty. Prior to January 1, 1998, National Reinsurance Corporation (acquired by General Reinsurance Corporation in 1996) charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisional rated treaty was cancelled on a runoff basis and replaced by a flat rated treaty on January 1, 1998.

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

Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. The ultimate liability of Crusader may be greater or less than estimated reserves. Reserves are monitored and adjusted when appropriate and are reflected in the statement of operations in the period of adjustment. Reserves for losses and loss adjustment expenses are estimated to cover the future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1994 through 2003. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known.

The table reflects redundancies and deficiencies in Crusader's net loss and loss adjustment expense reserves. At December 31, 2003, all periods stated in the table reflected a cumulative deficiency. See discussion of losses and loss adjustment expenses in Item 7- Management's Discussion and Analysis - Results of Operations - Insurance Company Operation.

Crusader is a relatively small insurance company. Crusader is constantly changing its product mix and exposures, including the types of businesses insured within its business package program. Considering the uncertainties from this changing environment, the Company recognizes the difficulties in developing its own unique reserving statistics; therefore, it incorporates industry standards and averages into its estimates. The Company believes that its loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company acts accordingly.

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

                                                             CRUSADER INSURANCE COMPANY
                                             ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                                                     Fiscal Year Ended
                                             Fiscal Year Ended March 31                December 31
                                          --------------------------------         -----------------------
                                          1994          1995          1996          1996          1997
                                          ----          ----          ----          ----          ----
                                                                                   (Nine
                                                                                   Months)
Reserve for Unpaid Losses and
Loss Adjustment Expenses               $21,499,778   $27,633,304   $32,682,153   $37,111,846   $40,591,248

Paid Cumulative as of
1 Year Later                             7,687,180     8,814,611     7,019,175    10,996,896    12,677,646
2 Years Later                           13,453,833    13,502,224    15,292,415    19,488,853    23,740,181
3 Years Later                           16,597,366    18,911,104    20,898,580    25,552,756    30,217,031
4 Years Later                           19,073,442    22,631,450    24,932,922    29,730,976    35,620,705
5 Years Later                           21,452,429    25,509,618    27,726,438    33,893,473    40,639,328
6 Years Later                           23,900,335    27,844,199    31,701,748    38,075,656    45,028,598
7 Years Later                           25,687,342    31,445,057    35,482,343    41,650,221
8 Years Later                           28,197,077    34,760,418    38,974,010
9 Years Later                           30,710,621    38,071,916
10 Years Later                          33,742,067

Reserves Reestimated as of
1 Year Later                            20,912,743    25,666,251    31,232,388    32,838,369    35,730,603
2 Years Later                           20,289,699    24,984,032    28,636,286    31,086,210    36,032,215
3 Years Later                           21,217,766    24,575,023    28,074,691    32,347,788    38,844,953
4 Years Later                           21,843,632    26,146,874    29,774,762    35,513,862    45,907,785
5 Years Later                           23,767,472    28,687,265    32,382,991    43,335,778    47,940,955
6 Years Later                           26,193,900    31,416,091    40,773,954    44,588,020    50,374,721
7 Years Later                           28,528,744    40,165,717    41,690,986    46,146,262
8 Years Later                           35,793,968    40,479,938    43,243,124
9 Years Later                           35,202,700    41,979,904
10 Years Later                          36,830,536

Cumulative Redundancy (Deficiency)    $(15,330,758) $(14,346,600) $(10,560,971)  $(9,034,416)  $(9,783,473)
                                        ==========    ==========    ==========     =========     =========

Gross Liability for Unpaid Losses
  and Loss Adjustment Expenses         $26,294,199   $32,370,752   $37,006,458   $39,740,865   $42,004,851

Ceded Liability for Unpaid Losses
  and Loss Adjustment Expenses          (4,794,421)   (4,737,448)   (4,324,305)   (2,629,019)   (1,413,603)
                                         ---------     ---------     ---------     ---------     ---------
Net Liability for Unpaid Losses
  and Loss Adjustment Expenses         $21,499,778   $27,633,304   $32,682,153   $37,111,846   $40,591,248
                                        ==========    ==========    ==========    ==========    ==========

Gross Liability Reestimated            $54,840,720   $63,870,583   $68,205,069   $74,592,892   $74,141,214
Ceded Liability Reestimated            (18,010,184)  (21,890,679)  (24,961,945)  (28,446,630)  (23,766,493)
                                        ----------    ----------    ----------    ----------    ----------
Net Liability Reestimated              $36,830,536   $41,979,904   $43,243,124   $46,146,262   $50,374,721
                                        ==========    ==========    ==========    ==========    ==========
Gross Reserve Redundancy (Deficiency) $(28,546,521) $(31,499,831) $(31,198,611) $(34,852,027) $(32,136,363)
                                        ==========    ==========    ==========    ==========    ==========


                                                             CRUSADER INSURANCE COMPANY
                                             ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT


                                                                  Fiscal Year Ended  December 31
                                          --------------------------------------------------------------------------
                                          1998          1999          2000          2001          2002          2003
                                          ----          ----          ----          ----          ----          ----

Reserve for Unpaid Losses and
Loss Adjustment Expenses               $40,374,232   $37,628,165   $34,546,026   $49,786,215   $53,596,945    $58,883,861

Paid Cumulative as of
1 Year Later                            15,393,167    18,745,224    20,841,417    23,010,615    21,326,688
2 Years Later                           28,570,117    34,905,359    37,976,277    39,463,106
3 Years Later                           38,923,545    46,072,688    49,053,708
4 Years Later                           45,425,709    53,153,491
5 Years Later                           50,526,164
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Reserves Reestimated as of
1 Year Later                            39,132,945    41,898,796    53,872,376    57,577,066    56,348,530
2 Years Later                           43,164,627    56,423,375    59,746,880    60,629,814
3 Years Later                           52,349,735    59,486,543    62,172,320
4 Years Later                           54,291,547    61,791,428
5 Years Later                           56,619,057
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Cumulative Redundancy (Deficiency)    $(16,244,825) $(24,163,263) $(27,626,294) $(10,843,599)  $(2,751,585)
                                        ==========    ==========    ==========    ==========     =========
Gross Liability for Unpaid Losses
  and Loss Adjustment Expenses         $41,513,945   $41,592,489   $45,217,369   $60,534,295   $74,905,284     78,139,090

Ceded Liability for Unpaid Losses
  and Loss Adjustment Expenses          (1,139,713)   (3,964,324)  (10,671,343)  (10,748,080)  (21,308,339)   (19,255,229)
                                         ---------     ---------    ----------    ----------    ----------     ----------
Net Liability for Unpaid Losses
  and Loss Adjustment Expenses         $40,374,232   $37,628,165   $34,546,026   $49,786,215   $53,596,945    $58,883,861
                                        ==========    ==========    ==========    ==========    ==========     ==========

Gross Liability Reestimated            $82,902,960   $90,575,377   $93,005,448   $90,817,802   $78,973,233
Ceded Liability Reestimated            (26,283,903)  (28,783,949)  (30,833,128)  (30,187,988)  (22,624,702)
                                        ----------    ----------    ----------    ----------    ----------
Net Liability Reestimated              $56,619,057   $61,791,428   $62,172,320   $60,629,814   $56,348,531
                                        ==========    ==========    ==========    ==========    ==========
Gross Reserve Redundancy (Deficiency) $(41,389,015) $(48,982,888) $(47,788,079) $(30,283,507)  $(4,067,949)
                                        ==========    ==========    ==========    ==========     =========


Net Premium Written to Policyholders' Surplus Ratio
---------------------------------------------------
The following table shows, for the periods indicated, Crusader's statutory ratios of net premiums written to statutory policyholders' surplus. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners (NAIC) provide that such ratio should generally be no greater than 3 to 1.

                                                 Twelve months ended December 31
                                 ----------------------------------------------------------------
Statutory:                       2003           2002           2001           2000           1999
----------                       ----           ----           ----           ----           ----
Net Premiums Written          $47,420,157    $38,363,201    $32,106,175    $26,406,565    $26,209,180
Policyholders' Surplus        $26,103,440    $26,258,452    $27,519,538    $39,626,269    $40,952,456
Ratio                           1.8 to 1       1.5 to 1       1.2 to 1       0.7 to 1       0.6 to 1


Crusader results are reported in accordance with accounting principles generally accepted in the United States of America (GAAP). These results differ from its financial results reported in accordance with Statutory Accounting Principles
(SAP) as prescribed or permitted by insurance regulatory authorities. Crusader is required to file financial statements with insurance regulatory authorities prepared on a SAP basis.

SAP differs in certain respects from GAAP. The more significant of these differences that apply to Crusader are:

         Policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

         Certain assets included in balance sheets under GAAP are designated as "non-admitted assets" and charged directly against statutory surplus under SAP. Non-admitted assets include primarily premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

         Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverable, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

         Fixed maturity securities, which are classified as available-for sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.

         The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Under GAAP reporting, changes in deferred income taxes are reflected as an item of income tax benefit or expense. As required by SAP, federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed 10% of statutory surplus. Changes in deferred taxes are recorded directly to statutory surplus.

Regulation
----------
The insurance company operation is subject to regulation by the California Department of Insurance (the insurance department) and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance department's Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent examination of Crusader covered underwriting and rating practices for the period January 1, 2000, through June 18, 2001. The report on the results of that examination was issued on September 10, 2002. As of December 31, 2003, the Company believes that there are no outstanding criticisms arising from that report. The insurance department also conducts periodic financial examinations of Crusader. The insurance department has completed its financial examination of Crusader's December 31, 2001, statutory financial statements. The report of examination that was filed with the insurance department on May 30, 2003, reported no adjustments to Crusader's statutory financial statements.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2003, was 298% of authorized control level risk-based capital.

The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.


----------------------------- ----------------------------------- ----------------------------------------------------------
           LEVEL                           TRIGGER                                    CORRECTIVE ACTION
----------------------------- ----------------------------------- ----------------------------------------------------------
----------------------------- ----------------------------------- ----------------------------------------------------------
Company Action Level          Adjusted  Capital  less  than 200%  The insurer must submit a comprehensive plan to the
                              of Authorized Control Level         insurance commissioner
----------------------------- ----------------------------------- ----------------------------------------------------------
----------------------------- ----------------------------------- ----------------------------------------------------------
Regulatory Action Level       Adjusted Capital less than 150%     In addition to above, insurer is subject to examination,
                              of Authorized Control Level         analysis and specific corrective action
----------------------------- ----------------------------------- ----------------------------------------------------------
----------------------------- ----------------------------------- ----------------------------------------------------------
Authorized Control Level      Adjusted Capital less than 100%     In addition to both of the above, insurance commissioner
                              of Authorized Control Level         may place insurer under regulatory control
----------------------------- ----------------------------------- ----------------------------------------------------------
----------------------------- ----------------------------------- ----------------------------------------------------------
Mandatory Control Level       Adjusted Capital less than 70%      Insurer must be placed under regulatory control
                              of Authorized Control Level
----------------------------- ----------------------------------- ----------------------------------------------------------

Insurance Regulatory Information System (IRIS) was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. IRIS helps those companies that merit highest priority in the allocation of the regulators' resources on the basis of 12 financial ratios that are calculated annually. The analytical phase is a review of annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties, but are not themselves indicative of adverse financial condition. The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance departments' own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement is performed to confirm that an insurer's situation calls for increased or close regulatory attention.

In 2003, the Company was outside the usual values on four of the twelve IRIS ratio tests. Three of the IRIS tests ratios that were outside the usual values related to the Company's adverse development of its losses and loss adjustment expenses. These ratios were the Two Year Overall Operating Ratio, Two Year Reserve Development to Surplus, and Estimated Current Reserve Deficiency to Surplus. One IRIS ratio test that was outside the usual values was the Investment Yield Ratio. A usual value for the Investment Yield Ratio is a range greater than 4.5% and less than 10%. Crusader's 2003 statutory investment yield was 4.5%

NAIC's Statutory Accounting Initiative
--------------------------------------
The NAIC's project to codify accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioners' discretion in determining appropriate statutory accounting for insurers in their states. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. Codification became effective on January 1, 2001.

California Insurance Guarantee Association
------------------------------------------
The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. During 2002, the Company paid $643,680 that was assessed by CIGA. In 2003, due to the growth of premium, the Company recovered assessments from policyholders in the amount of $1,294,128. This amount exceeded the 2002 assessed amount by $650,448. The excess assessments recovered will be remitted to CIGA in 2004. No assessment was made by CIGA for the 2004 calendar year.

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

Primarily as a result of the underwriting losses in 2000 and 2001, the A.M. Best Company lowered Crusader's rating from A (Excellent) to A- (Excellent) effective March 26, 2002, based on financial information as of December 31, 2001. At the time the rating was lowered, A.M. Best remained concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization and viewed the rating outlook as negative. Due to the continued adverse development in the six months ended June 30, 2002, on October 3, 2002, A.M. Best Company lowered Crusader's rating to B+ (Very Good). The lowering of Crusader's rating to B+ did not have a material adverse effect on the Company.

Terrorism Risk Insurance Act of 2002
------------------------------------
On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (The Act) was signed by President Bush. The Act establishes a program within the Department of the Treasury in which the Federal Government will share the risk of loss from acts of terrorism with the insurance industry. Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism committed by an individual(s) acting on behalf of any foreign interest, provided the terrorist act results in aggregate losses in excess of $5 million.

Under The Act, the federal government will pay 90% of covered terrorism losses exceeding the statutorily established deductible paid by Crusader. All property and casualty insurance companies are required to participate in the program to the extent that they must make available property and casualty insurance coverage for terrorism that does not differ materially from the terms, amounts, and other coverage limitations applicable to losses arising from events other than acts of terrorism.

The Company does not write policies on properties considered to be a target of terrorist activities such as airports, hotels, large office structures, amusement parks, landmark defined structures, or other public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. In 2003 Crusader received $865,529 in terrorism coverage premium from approximately 52% of its policyholders. Crusader's 2003 terrorism deductible was $2,839,819. Crusader's 2004 terrorism deductible is $5,375,409.


                           OTHER INSURANCE OPERATIONS
                           --------------------------
General Agency Operations
-------------------------
Unifax primarily sells and services commercial multiple peril business insurance policies for Crusader in California. In addition, it sells and services commercial earthquake insurance policies in California for a non-affiliated insurer. Unifax also sells and services policies for Crusader in Arizona, Idaho, Kentucky, Montana, Nevada, Ohio, Oregon, Pennsylvania, Texas, and Washington. However, in 2002 the Company began placing moratoriums on non-California business on a state-by-state basis. By July 2003, the Company had placed moratoriums on all non-California business.

Bedford Insurance Services, Inc., (Bedford) sells and services daily automobile rental policies in most states for a non-affiliated insurer.

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

Insurance Claim Administration Operation
----------------------------------------
The Company's subsidiary U.S. Risk Managers, Inc., (U.S. Risk) provided insurance claim administration services to the non-affiliated property and casualty insurance company that Bedford represents as a general agent. These services consisted of receiving, reserving, adjusting, paying and accounting for insurance claims. U.S. Risk engaged independent field examiners for all work performed outside the Company's office. U.S. Risk operates under a license issued by the California Department of Insurance and other states where applicable. As of December 31, 2003, the non-affiliated insurance company assumed the claim administration responsibility for all outstanding and IBNR claims. U.S. Risk Managers, Inc., is currently inactive.

All claim adjusting services for Crusader policies are administered by Crusader. Crusader engages independent field examiners for all work performed outside the Company's office.

Insurance Premium Finance Operation
-----------------------------------
American Acceptance Corporation (AAC) is a licensed insurance premium finance company that provides insurance purchasers with the ability to pay their insurance premiums on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company. AAC provides premium financing for Crusader policies that are produced by Unifax in California.

Health and Life Insurance Operations
------------------------------------
The Company's subsidiary American Insurance Brokers, Inc., (AIB) markets medical, dental, life, and vision insurance in California through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For these services, AIB receives a commission/override from the insurance company. Most of the business is produced through independent insurance agents and brokers who receive a commission from AIB. AIB hold licenses issued by the California Department of Insurance. Prior to 2003, a portion of this business was conducted by the Company's subsidiary National Insurance Brokers, Inc. (NIB). On January 1, 2003, NIB assigned all its contracts and commissions to AIB, and NIB is now inactive.

Association Operation
---------------------
The Company's subsidiary Insurance Club, Inc., DBA The American Association for Quality Health Care (AAQHC), is a membership association that provides various consumer benefits to its members, including participation in group health care and life insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members.


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

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is intense. In 2003 and 2002 approximately 93% and 94% of the Company's health and life insurance business was from the CIGNA HealthCare medical and dental plan programs. These plans consist of both individual and family health insurance and small group markets. Due to CIGNA's discontinuance of its individual and family health insurance programs to new policyholders in the state of California in April 2003 and the termination of existing policyholders beginning November 1, 2003, through October 1, 2004, the percentage of business derived from CIGNA is expected to decrease. CIGNA's termination of their California individual and family health insurance does not affect CIGNA's individual and family dental program. AIB has secured both commission and override commission relationships with other carriers including Health Net, Nationwide (formerly CalFarm), and PacifiCare, and is continuing its efforts to diversify and offer a wider variety of products to its customers.


                                    EMPLOYEES
                                    ---------
On March 12, 2004, the Company employed 138 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.


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

The Company utilizes for its own operations approximately 100% of the space it leases.


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
         Issuer Purchases of Equity Securities
         -------------------------------------
The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) and dividends declared during the last two comparable twelve-month periods are as follows:

                                 High       Low     Dividend
      Quarter Ended             Price      Price    Declared
      -------------             -----      -----    --------
      March 31, 2003            4.750      3.050           -
      June 30, 2003             4.200      3.700           -
      September 30, 2003        4.740      3.960           -
      December 31, 2003         8.070      4.670           -

      March 31, 2002            7.100      5.000       $0.05
      June 30, 2002             6.880      5.400           -
      September 30, 2002        5.490      3.750           -
      December 31, 2002         4.040      2.300           -


As of December 31, 2003, the approximate number of shareholders of record of the Company's common stock was 500. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 600.

The Company declared a cash dividend on its common stock annually from 1991 through 2002. However, as a result of losses incurred by the Company during fiscal years 2001 and 2002, the Company's Board of Directors concluded not to declare an annual cash dividend for 2003 and 2004. Declaration of future annual cash dividends will be subject to the Company's profitability and its cash requirements. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 - Business - Insurance Company Operation - Holding Company Act). Based on Crusader's statutory surplus as regards policyholders as of December 31, 2003, the maximum dividend that can be made by Crusader to Unico without prior regulatory approval in 2004 is $2,610,344.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 17 of Notes to Consolidated Financial Statements). No shares were repurchased during the year ended December 31, 2003. As of December 31, 2003, the Company has purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

Item 6.  Selected Financial Data
--------------------------------

                                                                       Fiscal year ended December 31
                                                -----------------------------------------------------------------------
                                                2003             2002             2001             2000            1999
                                                ----             ----             ----             ----            ----
 Total revenues                              $51,130,439      $46,028,642      $42,116,906       $38,367,949     $40,734,257
 Total costs and expenses                     48,981,068       50,842,701       58,840,015        38,174,336      33,609,368
                                              ----------       ----------       ----------        ----------      ----------
 Income (loss) before taxes                   $2,149,371      $(4,814,059)    $(16,723,109)         $193,613      $7,124,889
 Net income (loss)                            $1,068,650      $(3,224,689)    $(10,870,018)         $439,797      $5,131,366
 Basic earnings (loss) per share                   $0.19           $(0.59)          $(1.97)            $0.07           $0.82
 Diluted earnings (loss) per share                 $0.19           $(0.59)          $(1.97)            $0.07           $0.81
 Cash dividends per share                              -            $0.05            $0.05             $0.15           $0.25
 Total assets                               $161,493,695     $148,686,605     $128,823,273      $123,945,820    $121,978,756
 Stockholders' equity                        $38,470,857      $38,408,990      $40,620,376       $51,413,329     $54,840,797


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------
                                    Overview
                                    --------
General
-------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and through its other subsidiaries provides claim administration services (through December 31, 2003), insurance premium financing, and membership association services.

The Company's net income was $1,068,650 in 2003, a net loss of ($3,224,689) in 2002, and a net loss of ($10,870,018) in 2001.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto and all other items contained within the report on this Annual Report on Form 10-K.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance operation. The insurance company operation generates approximately 82% of the Company's total revenue. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation
---------------------------
The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. Currently, Crusader is writing primarily Commercial Multiple Peril business only in the state of California and is rated B+ (Very Good) by A.M. Best Company.

The primary challenge of the property and casualty insurance company operation is the fact that the Company sells its products before the ultimate costs are actually known. When pricing its products, the Company projects the ultimate claim and loss adjustment cost that it anticipates will be incurred after the policy is sold. In addition, factors such as changes in, among other things, regulations, changes in the legal environment, and inflation can all impact the ultimate cost.

Over the past two years, the insurance industry has seen some difficult times as a result of September 11, industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost that have all contributed to the change from a "soft market" to a "hard market. The Company believes that a "hard market" cycle currently exists in the insurance marketplace. The Company has experienced beneficial market changes in its primary line of business and is benefiting from the fact that some of its competitors have gone out of business and others have recently raised rates or adopted more restrictive rules. Although the Company has increased its rates and adopted more restrictive underwriting guidelines, the beneficial market changes have contributed to a 40% increase in direct written premiums in 2003, a 21% increase in direct written premiums in 2002, and an increase in the number of policies issued in both 2003 and 2002. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on, among other things, market conditions, competition, and the Company's ability to introduce new and profitable products.

The Company believes that rate adequacy is more important than premium growth and underwriting profit is the Company's primary goal. Management's assessment of trends and underwriting results is a primary factor in its decisions to expand or contract its business. Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In 2002 the Company began placing moratoriums on non-California business on a state-by-state basis. By July 2003, the Company had placed moratoriums on all non-California business. The Company has no short-term plan to expand into additional states or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

The Company incurred underwriting losses in 2000, 2001, and 2002. As a result of these underwriting losses, management analyzed and acted upon various components of its underwriting activity. The Company believes that the implementation of these actions have contributed to improved underwriting results. This is reflected in the decrease in the Company's ratio of losses and loss adjustment expenses to net earned premium from 139% in 2001, to 98% in 2002, and to 85% in 2003.

2003 adverse development of prior year losses was substantially lower than 2002 and the 2003 adverse development was primarily attributable to one claim. That claim was a loss in excess-of-policy-limits, arising from a policy issued in 1993. The claim was resolved on August 1, 2003, for $4,000,000 through binding arbitration. Available reinsurance limits in 1993 were $2,000,000 plus pro-rata loss adjustment expenses. As a result of the binding arbitration decision, in 2003 Crusader incurred adverse development on this claim, net of reinsurance, of approximately $2,000,000 or approximately $1,320,000 net of taxes. To help ensure that such situations do not reoccur, the Company adopted changes in its underwriting and claims adjusting practices, and it bought substantially more reinsurance.

Other Operations
----------------
The Company's other operations generate commissions, fees, and finance charges from various insurance products. The events that have the most significant economic impact on other operations are as follows:

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. As a result of the increase in policies sold by Unifax and the increase in the service fee from $100 to $165 in August 2002, service fee income increased 54% in 2003 compared to 2002.

AIB sells and services health insurance policies for individual/family and small business groups primarily for CIGNA HealthCare and receives commission and fee income based on the premiums that it writes. Commission and fee income in this program increased 21% in the year ended December 31, 2003, compared to 2002, as a result of increased premiums written in this program. However CIGNA HealthCare is discontinuing its individual/family health insurance program over the period from November 1, 2003 through October 1, 2004. AIB has been assisting existing CIGNA policyholders to find health coverage with other insurance carriers that AIB represents. The Company is unsure of the number of terminated CIGNA policyholders it may ultimately assist with the purchase of new health coverage. In addition, CIGNA small business group has decreased due to intense competition in both rates and benefits offered.

AAC which finances Crusader policies, benefited from Crusader's 22% increase in average policy premiums and resulted in its average loan amount increasing 23% in 2003 compared to 2002.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $118.6 million (at amortized cost) at December 31, 2003, compared to $102.7 million (at amortized cost) at December 31, 2002. Although the portfolio increased in 2003, investment income decreased approximately $600,000. The decrease in investment income is primarily the result of a decline in short and long-term yields in the marketplace and a shorter weighted average maturity of the portfolio. Due to the interest rate environment, management believed it was prudent to purchase fixed maturity investments with shorter maturities with minimal credit risk.

Primarily as a result of the Company's growth in premiums in 2003 and 2002, the Company generated positive cash flows from operations, which was approximately $15.5 million in 2003 and $8.0 million in 2002. The increased cash flows from operations contributed to the increase in the Company's investment portfolio.


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

The cash flow provided by operations in the year ended December 31, 2003, was $15,525,386, an increase in cash flow of $7,512,162 compared to the cash flow for the year ending December 31, 2002. The increase in cash flow from operations in 2003 was primarily the result of Crusader's 2003 growth in written premiums (unearned premium reserves increased $10,293,597). Cash flow provided by operations for the year ended December 31, 2002, was $8,013,224, an increase of $9,302,165 in cash provided compared to the year ended December 31, 2001.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding net unrealized gains or losses) at December 31, 2003, were $118,592,895 compared to $102,693,616 at December 31, 2002, a 15% increase.
Crusader's cash and investments at December 31, 2003, was $116,736,763 or 98% of the total held by the Company, compared to $99,920,299 or 97% of the total held by the Company at December 31, 2002.

The Company's investments are as follows:

                                                December 31, 2003      December 31, 2002      December 31, 2001
                                                -----------------      -----------------      -----------------
                                                  Amount       %         Amount       %         Amount       %
                                                  ------       -         ------       -         ------       -
Fixed maturities (at amortized cost)
   Certificates of deposit                        $500,000     -         $400,000     -         $400,000     -
   U.S. treasury securities                     38,305,041    34        8,517,578    10        5,459,019     6
   U. S. government agency securities           11,997,264    11        9,000,000     9                -     -
   Industrial and miscellaneous  (taxable)      58,493,396    53       73,000,830    78       77,739,699    85
   State and municipal (tax exempt)              2,029,891     2        2,731,060     3        8,213,141     9
                                               -----------   ---       -----------  ---       ----------   ---
        Total fixed maturity investments       111,325,592   100       93,649,468   100       91,811,859   100
                                               -----------   ===       ----------   ===       ----------   ===

Short-term cash investments (at cost)
   Certificates of deposit                         425,000     6          225,000     2          225,000     8
   Cash deposited in lieu of bond *                752,659    10                -     -                -     -
   Commercial paper                              2,000,000    28        1,525,000    17                -     -
   Bank money market accounts                      902,517    13          724,842     8        2,050,006    72
   U.S. gov't obligation money market fund         147,666     2        6,546,602    73          585,699    20
   Short-term U.S. treasury                      2,998,850    41                -     -                -     -
   Bank savings accounts                             2,623     -            2,938     -            2,917     -
                                                 ---------   ---        ---------   ---        ---------   ---
        Total short-term cash investments        7,229,315   100        9,024,382   100        2,863,622   100
                                                 ---------   ===        ---------   ===        ---------   ===
Equity investments (at cost)                             -                      -                    216
                                               -----------            -----------             ----------
        Total investments                     $118,554,907           $102,673,850            $94,675,697
                                               ===========            ===========             ==========

* Deposited with Superior courts to stay execution of judgments pending appeal of two Crusader Claims.

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

The tax-exempt interest income earned (net of bond premium and discount amortization) during the year ended December 31, 2003, was $117,892 compared to $283,856 in the year ended December 31, 2002. In the year ended December 31, 2001, tax-exempt interest income earned totaled $752,189.

The Company's investment policy limits investments in any one company to $2,000,000 and any one U.S. government agency to $3,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. As of December 31, 2003, all of the Company's fixed maturity investments were investment grade, the Company held no non-traded fixed maturity or equity securities, all state and municipal tax exempt fixed maturity investments were pre-refunded issues, and all certificates of deposit were FDIC insured.

On November 15, 2002, the Company borrowed $500,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $250,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. In the quarter ended June 30, 2003, the Company repaid the above-mentioned notes in full.

In 2003, Unico made capital contributions totaling $3,000,000 to its Crusader subsidiary. The contributions were made to ensure that Crusader's capital remained above $25,000,000. The funding of Unico's capital contribution to Crusader was derived from available cash from the Company's other operations and the proceeds of two notes. On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $500,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. The notes are due and payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then the notes are payable in full on September 28, 2007. The notes may be prepaid at any time without penalty. The notes are unsecured and bear interest as follows:
Interest on the $1,000,000 note is 5% and is adjustable in April 1, 2004, and every third month thereafter by adding a margin of one percentage point to the prime rate; interest on the $500,000 note is 7% per annum. Interest is payable monthly on both notes.

Crusader's statutory capital and surplus as of December 31, 2003, was $26,103,440, a decrease of $155,012 (0.6%) from December 31, 2002. Crusader's statutory capital and surplus as of December 31, 2002, was $26,258,452, a decrease of $1,261,086, (4.6%) from December 31, 2001.

There were no dividends paid by Crusader to Unico in 2003, 2002 or 2001. Based on Crusader's statutory surplus as regards policyholders as of December 31, 2003, the maximum dividend that can be made by Crusader to Unico without prior regulatory approval in 2004 is $2,610,344.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 17 of Notes to Consolidated Financial Statements). During the year ended December 31, 2003, the Company did not repurchase any shares of the Company's common stock. As of December 31, 2003, the Company has purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $939,491, statutory deposits of $2,825,000, cash deposited (with Superior courts) in lieu of bond of $752,659 and dividend restriction between Crusader and Unico (see Item 1 - Business - Insurance Company Operation - Holding Company Act) plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds. There are no material commitments for capital expenditures as of the date of this report.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

A recent court ruling in Ceridian vs. Franchise Tax Board held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute is invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers that benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for the tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000.

The Company is following the progress of current legislation that would address the unconstitutionality of the California statue by restructuring the rate at which California taxes dividends for in and out of state insurance holding companies. The legislation would also resolve the issue regarding the retroactive assessments due to the disallowance of the deduction. If the legislation were enacted, it would result in the Company paying a relatively small amount of California franchise taxes on dividends received from its insurance company subsidiary. Without a legislative solution, the Company anticipates the ultimate outcome of the dividend received deduction will be settled by future litigation.

The Company intends to pay the NPA to stop the interest from accruing and to file a protective claim for refund to preserve its rights if legislation or litigation resolves the issue. The full amount of the NPA has been accrued in the financial statement as of December 31, 2003. After the federal tax benefit of deducting the state taxes and interest related to the NPA, the effect on net income in the quarter ended December 31, 2003, is approximately $242,000. An unsatisfactory conclusion to the inter-company dividend issue could affect Unico's future dividend policy to its shareholders.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2003, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

                                                    Within          1-3             3-5         After
Contractual Obligations              Total          1 Year         Years           Years       5 years
-----------------------              -----          ------         -----           -----       -------
Building Lease                     $3,334,344     $1,025,952     $2,051,904       $256,488           -
Notes Payable - Related Parties     1,500,000              -              -      1,500,000           -
                                    ---------      ---------      ---------      ---------
   Total                           $4,834,344     $1,025,952     $2,051,904     $1,756,488           -
                                    =========      =========      =========      =========


                             Results of Operations:
                             ---------------------
General
-------
The Company had a net income of $1,068,650 for the year ended December 31, 2003, compared to a net loss of $3,224,689 for the year ended December 31, 2002, and net loss of $10,870,018 for the year ended December 31, 2001. Total revenue for the year ended December 31, 2003, was $51,130,439 compared to $46,028,642 for the year ended December 31, 2002, and $42,116,906 for the year ended December 31, 2001.

For the year ended December 31, 2003, the Company had income before taxes of $2,149,371 compared to a loss before taxes of $4,814,059 in the year ended December 31, 2002, an increase in income before taxes of $6,963,430. The increase in pre-tax income was primarily due to a decrease of $6,086,381 in the underwriting loss (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader. The Company had a net earnings for the year ended December 31, 2003, of $1,068,650 compared to a net loss of $3,224,689 for the year ended December 31, 2002, an increase in net earnings of $4,293,339.

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

The effect of inflation on the net income of the Company during the years ended December 31, 2003, 2002, and 2001 was not significant.

The Company derives revenue from various sources as discussed below.


Insurance Company Operation
---------------------------
Premium and loss information of Crusader are as follows:

                                                                 Year ended December 31
                                                                 ----------------------
                                                         2003             2002             2001
                                                         ----             ----             ----
 Gross written premium                                $64,047,717      $45,622,280      $37,637,396
 Net written premium (net of reinsurance ceded)       $47,420,157      $38,363,201      $32,106,175
 Earned premium before reinsurance ceded              $53,754,119      $40,568,845      $35,409,174
 Earned premium (net of reinsurance ceded)            $37,106,099      $33,359,272      $29,893,844
 Losses and loss adjustment expenses                  $31,720,533      $32,727,023      $41,677,016
 Unpaid losses and loss adjustment expenses           $78,139,090      $74,905,284      $60,534,295

Crusader's primary line of business is commercial multiple peril business package policies. This line of business represented approximately 97% of Crusader's total written premium for the years ended December 31, 2003 and 2002, and 96% for the year ended December 31, 2001.

As of December 31, 2003, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Crusader's gross written premium by state is as follows:

                                                              Year ended December 31
                                                              ----------------------
                                       2003                            2002                           2001
                                       ----                            ----                           ----

California                    $64,029,493     100.0%          $42,590,674      93.4%          $32,374,357      86.0%
Arizona                            26,259         -               632,566       1.4%            1,001,640       2.7%
Idaho                               1,591         -                36,495       0.1%               32,769       0.1%
Kentucky                                -         -                     -         -                24,293       0.1%
Montana                            17,369         -               393,966       0.9%              513,735       1.4%
Nevada                             12,288         -               210,244       0.4%              380,835       1.0%
Ohio                              (20,343)        -               743,010       1.6%            1,269,026       3.4%
Oregon                            (11,993)        -               340,336       0.7%              401,960       1.0%
Pennsylvania                       (4,371)        -               372,748       0.8%              614,317       1.6%
Texas                                 318         -                23,962       0.1%              303,393       0.8%
Washington                         (2,894)        -               278,279       0.6%              721,071       1.9%
                               ----------     -----            ----------     -----            ----------     -----
Total gross written premium   $64,047,717     100.0%          $45,622,280     100.0%          $37,637,396     100.0%
                               ==========     =====            ==========     =====            ==========     =====

For the year ended December 31, 2003, gross written premium increased by $18,425,437 (40%) compared to the year ended December 31, 2002.

The above-mentioned growth in written premium was due to an increase in written premium in the state of California. The increase in written premium in the state of California in 2003 was primarily the result of the continued subsidence in priced-based competition in the property casualty insurance market that has resulted in the Company's products becoming more competitive. In addition, the Company has increased rates on some of its California products, is in the process of filing for rate increases on some of its California products, and is waiting for regulatory approval of rate increases on some of its products that have already been filed with California regulatory authorities. The Company believes that a "hard market" cycle exists in California. Industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost have all contributed to the change from the "soft market" to the "hard market." The Company is also benefiting from the fact that some of its competitors have gone out of business and others have recently raised rates or adopted more restrictive rules. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on market conditions, competition, and the Company's ability to introduce new and profitable products.

Premiums written outside of California in 2003 decreased $3,013,382 (99%). Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In 2002 the Company began placing moratoriums on non-California business on a state-by-state basis. By July 2003, the Company had placed moratoriums on all non-California business. As a result of these moratoriums, written premium outside California decreased significantly to $18,224 for the year ended December 31, 2003, as compared to $3,031,606 for the year ended December 31, 2002, and $5,263,039 for the year ended December 31, 2001. There were no premiums written outside the state of California in the quarter ended December 31, 2003. The Company has no short-term plan to expand into additional states, or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

The Company's average premium per policy issued is as follows:

     Year Ended      Direct Written     Policies       Average
     December 31        Premium          Issued        Premium
     -----------        -------          ------        -------

        2003          $64,047,717        21,425        $2,989
        2002          $45,622,280        18,603        $2,452
        2001          $37,637,396        18,114        $2,078

As discussed above, the fact that some of the Company's competitors have gone out of business and others have recently raised rates or adopted more restrictive rules resulted in a 15% increase in the number of policies issued by the Company in 2003 as compared to 2002. The number of policies issued in 2002 increased 3% over 2001.

The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through its current independent agents and brokers.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term. Premium earned before reinsurance increased $13,185,274 (33%) in the year ended December 31, 2003, compared to the year ended December 31, 2002, and increased $5,159,671 (15%) in the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in earned premium before reinsurance in 2003 and 2002 was directly related to the increase in written premium in 2003 and 2002.

Earned ceded premiums increased in 2002 and 2003 primarily as a result of rate increases by the Company's reinsurers effective January 1, 2002, and on January 1, 2003, and the related increase in direct earned premium on which these rates are based. The rate increases are primarily due to the Company's ceded loss experience and the hardening of the reinsurance marketplace. Ceding commissions increased in 2003 from 25% to 35%. Ceding commission is a component of policy acquisition costs. The annual aggregate deductible on Crusader's primary excess of loss treaty was $500,000 in 2001, $675,000 in 2002, and $500,000 in 2003. In
2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000) 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. Crusader's 2003 1st layer primary excess of loss treaty provides for a contingent commission equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the combined accident years 2003 through 2005, and therefore no contingent commission has been accrued.

Crusader's direct earned premium, earned ceded premium, and ceding commission are as follows:

                                                                    Year ended December 31
                                                                    ----------------------
                                                          2003               2002             2001
                                                          ----               ----             ----

Direct earned premium                                  $53,754,119        $40,568,845      $35,409,174

Earned ceded premium
  Excluding provisionally rated ceded premium           16,414,611          6,336,551        3,661,213
  Provisionally rated ceded premium                        233,409            873,022        1,854,117
                                                        ----------          ---------        ---------
    Total earned ceded premium                          16,648,020          7,209,573        5,515,330
Ceding commission                                        5,429,330          1,356,061          759,260
                                                        -----------         ---------        ---------
  Earned ceded premium, net of ceding commission       $11,218,690         $5,853,512       $4,756,070
                                                        ==========          =========        =========

Ratios to direct earned premium
  Direct ceded premium                                         31%               18%               16%
  Earned ceded premium, net of ceding commission               21%               14%               13%


The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for incurred-but-not-reported losses "IBNR") to net premiums earned (loss ratio) and (2) the ratio of policy acquisition costs to net premiums earned (expense ratio). The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP. As shown on the table below, the loss ratio decreased to 85.5% in 2003 from 98.1% in 2002 and decreased from 139.4% in 2001. This decrease in the loss ratio since 2001 was primarily due to a decrease in prior years' incurred losses.

Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

                                  Year ended December 31
                                  ----------------------
                               2003       2002         2001
                               ----       ----         ----
Loss ratio                     85.5%      98.1%       139.4%
Expense ratio                  21.4%      27.8%        29.1%
                              -----      -----        -----
Combined ratio                106.9%     125.9%       168.5%
                              =====      =====        =====

Reserves for losses and loss adjustment expenses before reinsurance were $78,139,090 at December 31, 2003, compared to $74,905,284 at December 31, 2002, and to $60,534,295 at December 31, 2001. The increase in loss and loss adjustment expense reserves in 2003 is primarily a result of increased IBNR reserves as a result of the 32% increase in earned premium in the year ended December 31, 2003 as discussed above. The increase in reserves at December 31, 2002 and 2001 reflects both an increase in claim severities and adverse development of prior years in the Company's Commercial Multiple Peril (CMP) and Other Liability lines of business.

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader's lines of business were as follows:


                                                      Year ended December 31
                                                      ----------------------

Line of Business                   2003                        2002                        2001
----------------           --------------------        --------------------        --------------------
  CMP                     $73,708,553     94.3%       $69,111,825     92.3%       $56,215,479     92.9%
  Other Liability          $4,279,021      5.5%        $5,564,214      7.4%        $4,004,449      6.6%
  Other                      $151,516      0.2%          $229,245      0.3%          $314,367      0.5%
                           ----------    -----         ----------    -----         ----------    -----
     Total                $78,139,090    100.0%       $74,905,284    100.0%       $60,534,295    100.0%
                           ==========    =====         ==========    =====         ==========    =====

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

2003 losses and loss adjustment expenses
----------------------------------------
Losses and loss adjustment expenses were $31,720,533 (85%) of net premium earned for the year ended December 31, 2003, compared to $32,727,023 (98%) of net premium earned for the year ended December 31, 2002. The decrease in losses for the year ended December 31, 2003, is primarily the result of a decrease in the adverse development of prior year losses in 2003 compared to 2002. The adverse loss development in 2003 was $2,751,585 compared to $7,790,851 in 2002. The adverse development in 2003 was primarily attributable to one claim. That claim was a loss in excess-of-policy-limits, arising from a policy issued in 1993. The claim was resolved on August 1, 2003, for $4 million through binding arbitration. Available reinsurance limits in 1993 were $2,000,000 plus pro-rata loss adjustment expenses. As a result of the binding arbitration decision, in 2003 Crusader incurred adverse development on this claim, net of reinsurance, of approximately $2,000,000 or approximately $1,320,000 net of taxes. To help assure that such situations do not reoccur, the Company adopted changes in its underwriting and claims adjusting practices, and it bought substantially more reinsurance.

The remaining adverse development in 2003 was attributable to continued losses due to the impact of changes in California case law that expanded coverage and increased loss exposure primarily on construction defect claims for claims occurring on or prior to the Company's revision of its policy forms in 1995.

2002 losses and loss adjustment expenses
----------------------------------------
The adverse development in the year ending December 31, 2002, of $7,790,851 was primarily the result of liquor and premises liability outside of California for the accident years 1999 through 2001 and higher than anticipated costs of construction defect and apartment house habitability claims for accident years prior to 1998. The liquor liability claims arose from the liability of tavern owners related to the sale of alcoholic beverages. Based on the development in 2002 of the liquor and premises liability claims the Company increased its estimate of ultimate losses for 1999 and subsequent years.

Adverse (favorable) development of prior years losses in 2002 by line of business is as follows:

                                      Accident Years ended December 31
                         -------------------------------------------------------
                                                                         1998
Line of Business            2001           2000           1999         and Prior       Total
                            ----           ----           ----         ---------       -----
  CMP                    $2,022,752     $2,812,554     $1,078,477     $1,769,710     $7,683,493
  Other Liability            30,152         31,387         49,877        136,328        247,744
  Other                    (136,557)       (32,605)        (6,999)        35,775       (140,386)
                          ---------      ---------      ---------      ---------      ---------
     Total               $1,916,347     $2,811,336     $1,121,355     $1,941,813     $7,790,851
                          =========      =========      =========      =========      =========

Losses and loss adjustment expenses were $32,727,023 (98%) of net premium earned for the year ended December 31, 2002, compared to $41,677,016 (139%) of net premium earned for the year ended December 31, 2001. The decrease in losses for the year ended December 31, 2002, is primarily the result of a decrease in the adverse development of prior year losses in 2002 compared to 2001. The adverse loss development in 2002 was $7,790,851 compared to $19,326,349 in 2001. The adverse development in the year ending December 31, 2002, of $7,790,851 was primarily the result of liquor and premises liability outside of California for the accident years 1999 through 2001, and the result of higher than anticipated costs of construction defect and apartment house habitability claims for accident years prior to 1998. The liquor liability claims arise from the liability of tavern owners related to the sale of alcoholic beverages. Based on the development in 2002 of the liquor and premises liability claims the Company increased its estimate of ultimate losses for 1999 and subsequent. In the year ended December 31, 2001, the Company increased its estimates of ultimate losses for both reported and unreported claims primarily occurring from 1998 through 2000 and from 1993 through 1995 (the years most impacted by construction defect claims). Adverse development of prior years' losses of $19,326,349 as of December 31, 2001, was primarily the result of an increase in the Company's estimate of ultimate reported and unreported claims for construction defect claims, non-California liquor liability claims and apartment house habitational type of claims.

The Company believed that it had adequately addressed its estimate of ultimate losses and loss adjustment expenses as of December 31, 2001, and anticipated that underwriting changes in problematic business such as reducing coverages, modifying policy forms, more restrictive underwriting, reductions in non-California business, and increasing rates would be reflected in the 2002 development. However, continued adverse development in 2002 indicated that the underwriting changes implemented through December 31, 2001, were not sufficient to fully address the losses primarily occurring on accident years 1999 through 2001 on the Company's business outside of California (primarily liquor and premises liability), and on the Company's special risk class of business. Liquor liability claims arise from the liability of tavern owners related to the sale of alcoholic beverages. The Company's special risk class of business represents risks written within current underwriting programs that have a higher degree of exposure and require special pricing and underwriting. Based on the development in 2002 primarily on the business discussed above, the Company increased its estimate of ultimate losses for accident years 1999 and subsequent. The adverse development in 2002 for accident years 1998 and prior was primarily due to higher than anticipated cost of construction defect and apartment house habitability claims. Construction defect claims arise from the liability of contractors for their defective work in the construction of habitation structures (such as apartments, condominiums and single-family dwellings) or commercial type structures. Apartment house habitability claims arise from uninhabitable conditions related to dilapidated structures and insect and vermin infestation.

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

The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                              Year ended December 31
                                                                              ----------------------

                                                                      2003              2002               2001
                                                                      ----              ----               ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                        $53,596,945       $49,786,215        $34,546,026
                                                                    ----------        ----------         ----------
Incurred losses and loss adjustment expenses
   Provision for insured events of current year                     28,968,948        24,936,172         22,350,667
   Increase in provision for events of prior years                   2,751,585         7,790,851         19,326,349
                                                                    ----------        ----------         ----------
     Total losses and loss adjustment expenses                      31,720,533        32,727,023         41,677,016
                                                                    ----------        ----------         ----------
Payments
Losses and loss adjustment expenses attributable to
  insured events of the current year                                 5,106,929         5,905,678          5,595,410
Losses and loss adjustment expenses attributable to
  insured events of prior years                                     21,326,688        23,010,615         20,841,417
                                                                    ----------        ----------         ----------
     Total payments                                                 26,433,617        28,916,293         26,436,827
                                                                    ----------        ----------         ----------
 Reserve for unpaid losses and loss adjustment expenses
      at end of year - net of reinsurance                           58,883,861        53,596,945         49,786,215

Reinsurance recoverable on unpaid losses and loss
     Adjustment expenses at end of year                             19,255,229        21,308,339         10,748,080
                                                                    ----------        ----------         ----------
Reserve for unpaid losses and loss adjustment expenses at
     end of year per balance sheet, gross of reinsurance (*)       $78,139,090       $74,905,284        $60,534,295
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

Crusader incurred underwriting losses in 2000, 2001, and 2002. As a result of these underwriting losses, Crusader's management analyzed and acted upon the following components of its underwriting activity:

1.  Business Outside of California
2.  Habitability Exposure
3.  Construction Defect Exposure
4.  Special Risk Class of Business
5.  Increased Cost of Settling Claims, Indemnity and Expense
6.  Increased Cost of Reinsurance
7.  Mold Exposure
8.  Terrorism Exposure
9.  Market Conditions and Competition

The following is a discussion of the above items. Crusader believes that except for one aberrational claim previously discussed under the 2003 adverse development, the implementation of the above items have contributed to improved operating results.

1. Business Outside of California: As reflected on the table below, collectively, the insurance underwritten by the Company outside of California has been very unprofitable, particularly with respect to the Liquor and Premises types of liability coverage. The Company adopted substantial rate increases and coverage restrictions beginning in June of 2001 for all Liquor Liability written outside of California and Nevada. The rate increases caused a dramatic decline in sales, causing the Company to be concerned about adverse selection. The Company determined that under current market conditions, it could not sell its policies at an adequate rate outside of California and ceased writing in those states. Direct written premium outside California decreased from $5,263,039 in 2001, to $3,031,606 in 2002, to $18,224 in 2003.

                       Non-California       Non-California
          Accident     Direct Written       Direct Earned
            Year           Premium             Premium
            ----           -------             -------
            1997         $9,464,473          $9,287,644
            1998          5,813,949           8,085,720
            1999          4,429,266           4,783,426
            2000          4,746,126           4,473,864
            2001          5,263,039           5,112,715
            2002          3,031,606           4,431,289
            2003            $18,224          $1,198,006

2. Habitability Exposure: In 2000 and 2001, the Company began experiencing adverse development on its apartment house business, due primarily to the effect of settlements on habitability claims. Those settlements were substantially influenced by a statute that provides for the payment of plaintiff attorney fees without regard to policy limits, and by the Montrose Chemical Corp. v. Admiral Insurance Company decision of 1995.

     Starting in October 2000, the Company significantly changed its underwriting practice with respect to the type of apartment buildings thought to cause these claims. These changes included:

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

          D. In September 2003, the Company adopted an 80% liability rate increase for all of its apartment risks.

     Since 2002, no additional claims of any significance have been reported to Crusader. The Company believes that the combination of improved underwriting and policy language limiting supplemental payments have substantially reduced the exposure.

3. Construction Defect Exposure: The Company continuously modifies its underwriting practice with respect to subcontractors in an effort to improve loss experience. For example, subcontractors performing "waterproofing, weather-coating, or decking" were deemed ineligible by the Company in 1995; and, to minimize the adverse effects of the Montrose decision of 1995, the Company changed its coverage forms in 1996; and, the Company adopted numerous, program-specific questions to its applications, inspections, and survey forms. Although the Company believes that the ultimate results of its post-1996 underwriting of this class of business will prove to be profitable, the results will not be known until the 10 year statute runs. Therefore, on April 18, 2002, the Company sought regulatory approval for a change in or discontinuation of its experience rating plan. When the regulator disapproved that filing, on June 18, 2002, the Company imposed a moratorium on all new offers of artisan contractors' insurance. In January 2003 Crusader received regulatory approval of its plan to discontinue experience rating, which translates into a 21% rate increase for all coverages offered to artisan contractors. However, because the Company is cautious about underwriting this type of business, it has not lifted the underwriting moratorium that started on June 18, 2002. Since that date, attrition was significant, reducing the number of policies in force. Until such time that the Company can change this program to make underwriting more predictable, the moratorium will not be lifted.

4. The Special Risks Division: The Company's Special Risk class of business represents risks written within current underwriting programs that have a higher degree of exposure and require special pricing and underwriting. In November 2000 after a change of program management, the Company reviewed those policies underwritten by its Special Risks division. That review resulted in the cancellation of a significant number of policies, those thought to be generating most of the losses.

                         Special Risk      Special Risk        Special Risk
                        Direct Written     Direct Earned         Policies
              Year          Premium           Premium            In Force
              ----          -------           -------            --------

              1998        $2,734,635        $3,380,747       259 as of 12/31/98
              1999         2,595,032         2,636,451       235 as of 12/31/99
              2000         2,851,194         2,731,012       250 as of 12/31/00
              2001         2,922,257         2,925,365       201 as of 12/31/01
              2002         2,329,771         2,582,673       131 as of 12/31/02
              2003        $1,804,249        $2,222,707       115 as of 12/31/03

5. Increased Cost of Settling Claims: In 2002 the Company noticed a trend of increasing costs but does not believe that the trend reflects operational changes. The Company believes that the trend is most likely attributable to several changes in the law, including an increased propensity for trial courts to award large plaintiff verdicts. However, several favorable decisions were recently published, including the Federal Supreme Court's limitation on punitive damages (see Campbell vs. State Farm, 2003), and the California Supreme Court's limitation on public policy reformations (see Rosen vs. State Farm, 2003). It is difficult to quantify and predict the continuation of this trend. In 2003, an outside actuary was engaged to assist the Company in reviewing the premium rate adequacy of certain key Crusader programs and to assist in the regulatory rate filings. Crusader raises its premium rates whenever the adequacy is in doubt.

6. Increased Cost of Reinsurance: In 2003, the cost of reinsurance significantly increased primarily as a result of losses sustained outside of California that the Company no longer underwrites. The Company received a slight decrease in its reinsurance rates in 2004.

7. Mold Exposure: The Company has not seen any significant mold-based claim and all of its policies are now being endorsed with a "Mold Exclusion." In addition, numerous articles from respected medical authorities were recently published, making plaintiffs task of proving mold-based injuries much more difficult.

8. Terrorism Exposure: All policies are endorsed with a "Terrorism Endorsement" that conforms with the Federal Terrorism Risk Insurance Act of November 26, 2002. All policyholders that reject the federal coverage will get a policy containing a Terrorism Exclusion endorsement.

9. Market Conditions, Competition: The Company continues to benefit from the "hard market conditions." Although some new competitors have entered the marketplace, their pricing seems to be reasonable and therefore the Company's products continue to remain competitive.

Primarily as a result of the underwriting losses in 2000 and 2001, the A.M. Best Company lowered Crusader's rating from A (Excellent) to A- (Excellent) effective March 26, 2002, based on financial information as of December 31, 2001. At the time the rating was lowered, A.M. Best remained concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization and viewed the rating outlook as negative. Due to the continued adverse development in the six months ended June 30, 2002, on October 3, 2002, A.M. Best Company lowered Crusader's rating to B+ (Very Good) and continues to view its rating outlook as negative. The lowering of Crusader's rating to B+ did not have a material adverse effect on the Company.

Other Insurance Operations
--------------------------

                        Health and Life Insurance Program
                        ---------------------------------

Commission income from the health and life insurance sales of NIB and AIB is as follows:

                                  Year ended December 31
                                  ----------------------
                             2003           2002           2001
                             ----           ----           ----
  Commission income       $3,312,715     $2,741,672     $2,582,290

AIB markets health and life insurance in California through non-affiliated insurance companies for individuals and groups. In January 2003, NIB assigned all its contracts and commissions to AIB, and NIB is now inactive.

In 2003 and 2002 approximately 93% and 94% of the health and life commission income accordingly was from the CIGNA HealthCare medical and dental plan programs. Revenues for the year ended December 31, 2003, increased $571,043 (21%) compared to the year ended December 31, 2002. The increase in health and life insurance program commission and fee income is primarily due to an increase in premium written. This increase in health and life insurance income is primarily due to both increased marketing efforts and the fact that in November 2002 CIGNA terminated their contract with another administrator and approximately 2,000 affected members were transitioned into the Company's health and life insurance program effective January 1, 2003. Approximately 65% were enrolled in the CIGNA individual health and family program and 35% were enrolled in CIGNA's small group program.

Beginning in April 2003, CIGNA discontinued its individual and family health insurance program to new policyholders in the state of California. On November 1, 2003, CIGNA began terminating approximately 2,200 individual and family policyholders on a runoff basis. The termination of policyholders will continue through October 1, 2004. Beginning April 2003, AIB began assisting affected policyholders with the purchase of new health coverage through other insurance carriers. AIB has secured both commission and override commission relationships with other carriers including Health Net, Nationwide (formerly CalFarm), and PacifiCare, and is continuing its efforts to diversify and offer a wider variety of products to its customers. Overall, the commissions/overrides from other carriers are generally higher than the commission structure paid by CIGNA.

Due to CIGNA's discontinuation of its individual and family health insurance program, some policyholders have decided to terminate their policy prior to the date issued by CIGNA. As of December 31, 2003, approximately 1,800 policyholders have terminated their CIGNA policies. Of this amount, the Company has placed approximately 600 policyholders with other carriers. The Company cannot determine the percentage of affected policyholders that will leave through normal attrition or that will not be accepted by the Company's other insurance carriers due to pre-existing health conditions.

The discontinuance of CIGNA's individual and family health insurance program does not affect the CIGNA small group program. Due to intense competition in both rates and benefits offered, CIGNA small group program membership decreased in 2003. As of December 31, 2003, CIGNA small group program membership is comprised of 1,935 subscribers and 1,149 dependents compared to 2,368 subscribers and 1,475 dependents as of December 31, 2002.

Revenues for the year ended December 31, 2002, increased $159,382 (6%) compared to the year ended December 31, 2001. The increase in commission income in the health and life insurance programs is primarily due to an increase in premiums written in the CIGNA HealthCare programs.

                               Service Fee Income
                               ------------------
Unifax sells and services insurance policies for Crusader. The service fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Service fee income of Unifax is as follows:

                                  Year ended December 31
                                  ----------------------
                             2003           2002           2001
                             ----           ----           ----
 Service fee income       $3,458,559     $2,241,883     $1,726,811
 Policies written             21,425         18,603         18,114


Service fee income increased $1,216,676 (54%) in the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase in service fee is primarily due to an increase in the fee from $100 to

$165 per policy written in California. This increase was approved by California regulatory authorities on June 21, 2002, and was implemented for policies effective on and after the latter part of August 2002. The increase in service fee income is also related to the number of policies written by Unifax. Policies issued increased by 2,822 (15%) in the year ended December 31, 2003, compared to the year ended December 31, 2002. Service fee income increased $515,072 (30%) and policies issued increased by 489 (3%) in the year ended December 31, 2002, compared to the year ended December 31, 2001.

                    Daily Automobile Rental Insurance Program
                    -----------------------------------------
The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission and a claim administration fee from a non-affiliated insurance company based on premium written. Commission and fee income from the daily automobile rental insurance program are as follows:

                                             Year ended December 31
                                             ----------------------
                                       2003          2002          2001
                                       ----          ----          ----
Rental program commission            $574,197      $642,005      $585,252
Claim administration fee              241,428        80,531        72,021
Contingent commission                       -        66,947        10,145
                                      -------       -------       -------
  Total commission and fee income    $815,625      $789,483      $667,418
                                      =======       =======       =======

Commission and fee income during the year ended December 31, 2003, were $815,625, an increase of $26,142 (3%) compared to the same period of the prior year. Revenue for the year ended December 31, 2002, increased by $122,065 (18%) compared to the year ended December 31, 2001.

The daily automobile rental insurance program commission income (excluding contingent commission) decreased $67,808 (11%) in 2003 compared to 2002. The daily automobile rental insurance program commission income (excluding contingent commission) increased $56,753 (10%) in 2002 compared to 2001. Premium written in 2003 decreased 11% compared to prior year, and premium written in 2002 increased 7% compared to premium written in 2001. The decrease in written premium in 2003 is primarily due to the continued intense price competition in the daily automobile rental insurance program, which is causing these fluctuations in the Company's written premium and related commission income. To avoid underwriting losses for the non-affiliated insurance Company that it represents, Bedford continues to produce business only at rates that it believes to be adequate. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The increase in claim administration fee income in 2003 is primarily due to the recognition of $200,000 of claim administration fees that were unearned as of December 31, 2002. The Company is responsible for all claim administration cost arising from losses covered by premiums for which it received a claim administration fee. These costs may be incurred by the Company or the non-affiliated insurer should it assume the claim administration responsibility. The Company maintains an unearned claim administration reserve to cover these future costs. On January 1, 2003, the non-affiliated insurer assumed the claim administration for all new policies effective in 2003. The Company did not receive any claim administration fees on those policies. As of December 31, 2003, the non-affiliated insurer assumed the claim administration for the remaining outstanding and IBNR claims. The Company will no longer receive any claim administration fees and will not incur any future internal claim administration costs. The unearned claim administration reserve as of December 31, 2003 reflects the estimated costs to complete the claim administration by the non-affiliated insurer. The non-affiliated insurer will bill the Company for these costs as they are incurred.

                              Association Operation
                              ---------------------
Membership and fee income from the association program of AAQHC is as follows:

                                             Year ended December 31
                                             ----------------------
                                       2003          2002          2001
                                       ----          ----          ----
  Membership and fee income          $481,366      $424,784      $398,677

Membership and fee income for the year ended December 31, 2003, increased $56,582 (13%), compared to the year ended December 31, 2002. This increase in membership and fee income is primarily a result of increased marketing efforts and the fact that in November 2002 CIGNA terminated its contract with another administrator and approximately 2,000 affected members were transitioned into the Company's health and life insurance program effective January 1, 2003. However, beginning in April 2003, CIGNA discontinued its individual and family health insurance program to new policyholders in the State of California. On November 1, 2003, CIGNA began terminating approximately 2,200 individual and family policyholders on a runoff basis. The termination of policyholders will continue through October 1, 2004. Due to the discontinuance of CIGNA's individual and family health insurance program, membership and fee income is expected to decrease as these terminated members will no longer be members of the association.

Revenue for 2002 and 2001 were relatively unchanged as the membership base remained constant.

                         Other Commission and Fee Income
                         -------------------------------
Other commission and fee income are as follows:

                                                  Year ended December 31
                                                  ----------------------
                                             2003          2002          2001
                                             ----          ----          ----
Earthquake program commission income       $40,015       $51,576       $51,029
Workers' compensation program
  commission income                          1,042        12,258        19,730
Commercial liability program
  commission and fee income                      -          (741)       62,839
Miscellaneous fee income                        70           109           161
                                            ------        ------       -------
  Total other commission and fee income    $41,127       $63,202      $133,759
                                            ======        ======       =======

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999. Unifax receives a commission from these insurance companies based on premium written. Commission income on the earthquake program for the year ended December 31, 2003, decreased $11,561 (22%) compared to the prior year. The 22% decrease in commission income on earthquake policies in the year ended December 31, 2003, is directly related to a 23% decrease in written premium in 2003 compared to 2002.

Unifax produced workers' compensation policies primarily in California for non-affiliated insurers and received a commission from them based on premium written. Unifax discontinued its sales of workers' compensation insurance policies for non-affiliated insurers in 2002. The Company continues to receive commissions on policies, which were renewed in 2002. The Company's decision to discontinue selling this business was due to underwriting constraints of the non-affiliated insurance companies that limited the types and classes of business that they would accept. These constraints resulted in the decrease in commission income for the years ended December 31, 2003 and 2002.

Unifax began producing commercial liability insurance policies in California for non-affiliated insurance companies in 1999. Unifax received a commission from the insurance company based on premium written and a service fee from the policyholder. Effective December 2001 the Company discontinued the program. The Company took this action in order to better utilize its resources and focus on those markets that offer a greater potential. As such, Unifax had no commission and fee income on the commercial liability program in the year ended December 31, 2003.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

                             Premium Finance Program
                             -----------------------
Premium finance charges and late fees earned from financing policies are as follows:

                                                 Year ended December 31
                                                 ----------------------
                                             2003          2002        2001
                                             ----          ----        ----
 Premium finance charges and
    fees earned                            $952,543     $878,316     $868,496
 New loans                                    6,216        6,340        7,148

AAC provides premium financing to Crusader policies produced by Unifax in California. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service to finance those policies. Revenue increased $74,227 (8%) in the year ended December 31, 2003, compared to the prior year although there were 124 (2%) fewer loans financed in the current year. The increase in revenue in 2003 is primarily due to an increase of approximately 23% in the amount of average loan financed. Although AAC financed approximately 81% of all Unifax policies financed compared to 77% in the prior year, the percentage of all Unifax policies that are financed decreased from approximately 44% in 2002 to approximately 36% in 2003.

Revenue for the year ended December 31, 2002, increased $9,820 (1%) compared to the year ended December 31, 2001. The number of new loans decreased by 808 (11%) in the year ending December 31, 2002, compared to the prior year. The increase in revenues despite the decrease in the number of new loans in 2002 is primarily due to the fact that the average policy loan being financed is approximately 22% greater than the prior year.

Investment Income and Net Realized Gains
----------------------------------------
Investment income and net realized gains are as follows:

                                               Year ended December 31
                                               ----------------------
                                           2003          2002          2001
                                           ----          ----          ----
 Interest income
   Insurance Company operations        $4,801,133     $5,401,870     $5,647,026
   Other operations                        47,010         56,176        156,387
                                        ---------      ---------      ---------
      Total interest income             4,848,143      5,458,046      5,803,413

 Net realized investment gains                  -          3,690          9,572
                                        ---------      ---------      ---------
      Total investment income and
        realized gains                 $4,848,143     $5,461,736     $5,812,985
                                        =========      =========      =========

In the year ended December 31, 2003, while the Company's average invested assets (at amortized value) increased $11,939,605 (12%) compared to the year ended December 31, 2002, investment income earned (excluding net realized gains) decreased $609,903 (11%) compared to the year ended December 31, 2002. The decrease in investment income is primarily the result of a continued decline in the average return on invested assets in the Company's investment portfolio due to both a general decline in short and long-term yield in the marketplace and a shorter weighted average maturity of the portfolio. Due to the current interest rate environment, management believes it prudent to purchase fixed maturity investments with shorter maturities and therefore, the weighted average maturity of the Company's fixed maturity investments has decreased from 2.4 years as of December 31, 2002, to 1.9 years as of December 31, 2003. In the year ended December 31, 2003, the Company's average yield on invested assets (at amortized value) was 4.38% compared to 5.53% at the year ended December 31, 2002. The Company's average invested assets increased in the year ending December 31, 2003, primarily as a result of increased cash flows from operations. The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $2,029,891 (2% of total investments) at December 31, 2003, compared to $2,731,060 (3% of total investments) at December 31, 2002.

In the year ended December 31, 2002, while the Company's average invested assets (at amortized value) increased $2,247,249 (2%) compared to the year ended December 31, 2001, investment income earned (excluding net realized gains) decreased $345,367 (6%) compared to the year ended December 31, 2001. The decrease in investment income is primarily the result of a decline in the average return on invested assets in the Company's investment portfolio due to both a general decline in short and long-term yield in the marketplace and a shorter weighted average maturity of the portfolio. Due to the interest rate environment, management believed it was prudent to purchase fixed maturity investments with shorter maturities and therefore, the weighted average maturity of the Company's fixed maturity investments has decreased from 2.8 years as of December 31, 2001, to 2.4 years as of December 31, 2002. In the year ended December 31, 2002, the Company's average yield on invested assets (at amortized value) was 5.53% compared to 6.02% at the year ended December 31, 2001. The Company's average invested assets increased in the year ending December 31, 2002, primarily as a result of increased cash flows from operations. The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $2,731,060 (3% of total investments) at December 31, 2002, compared to $8,213,141 (9% of total investments) at December 31, 2001.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                    (Amounts in Thousands)
                                                                      As of December 31
                                                                      -----------------
                                                   2003                       2002                     2001
                                                   ----                       ----                     ----
                                          Amortized      Market     Amortized      Market     Amortized      Market
Type of Security                             Cost         Value        Cost         Value        Cost         Value
----------------                             ----         -----        ----         -----        ----         -----
Certificates of deposit                        $500        $500           $400       $400         $400         $400
U.S. treasury securities                     38,305      38,550          8,518      8,901        5,459        5,802
U. S. government agency securities           11,997      11,987          9,000      9,024            -            -
Industrial and miscellaneous
   taxable bonds                             58,494      61,447         73,001     77,221       77,740       79,990
                                                  8                          8
State and municipal tax-exempt bonds          2,030       2,040          2,731      2,828        8,213        8,436
                                            -------     -------         ------     ------       ------       ------
     Total fixed maturity investments       111,326     114,524         93,650     98,374       91,812       94,628
Short-term cash investments                   7,229       7,229          9,024      9,024        2,864        2,864
                                            -------     -------        -------    -------       ------       ------
     Total investments                     $118,555    $121,753       $102,674   $107,398      $94,676      $97,492
                                            =======     =======        =======    =======       ======       ======

The amortized cost and estimated market value of fixed maturity investments at December 31, 2003, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                        (Amounts in Thousands)
                                        As of December 31, 2003
                                        -----------------------
                                          Amortized    Market
   Fixed maturities due                     Cost        Value
   --------------------                     ----        -----
   Within 1 year                           $26,151     $26,525
   Beyond 1 year but within 5 years         77,963      80,292
   Beyond 5 years but within 10 years        7,212       7,707
                                           -------     -------
      Total                               $111,326    $114,524
                                           =======     =======

At December 31, 2003, the Company held securities with unrealized appreciation of $3,236,623 and securities with unrealized depreciation of $38,169. The securities with unrealized depreciation consisted of six fixed maturity investments with a total par value of $9,990,000. Only one of the fixed maturity investments with a par value of $15,000 and unrealized depreciation of $355 has been in a continuous unrealized depreciation position over 12 months. The Company does not deem the unrealized depreciation to be significant or indicative of an other-than-temporary decline, either individually or in the aggregate. Out of the six fixed maturity investments with unrealized depreciation, three are U.S. treasury notes with a total par value of $6,100,000 with a total of $6,485 of unrealized depreciation as of December 31, 2003, and one fixed maturity is a U.S. agency with a par value of $3,000,000, with an unrealized depreciation in the amount of $24,360 as of December 31, 2003.

The Company continually evaluates the recoverability of its investment holdings. All securities held by the Company are rated. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statements of operations. In 2003, there were no other than temporary declines in the value of fixed maturity or equity securities recognized in the consolidated statements of operations. During 2002, the Company realized a loss of $216 on one equity security where a decline in market value was considered other than temporary. The Company had recognized a loss on this equity security of $25,704 in 2001 and $138,250 in 2000. No securities were sold at a loss during 2003, 2002 or 2001.

The Company did not sell any bonds in the year ending December 31, 2003. The Company sold one bond in the year ending December 31, 2002, and recognized a short-term capital gain of $3,906. The single bond was sold in order to maintain conformity with the Company's investment guidelines. In the year ending December 31, 2001, the Company sold three bonds and recognized capital gains aggregating $35,276. Two of these bonds were sold to maintain conformity with the Company's investment guidelines, and one bond was sold to fund the repurchase of the Company's common stock.

Operating Expenses
------------------
Policy Acquisition Costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The ratio of policy acquisition cost to net earned premium in 2003 was lower than the ratio in 2002 and 2001 primarily due to the increase in the Company's ceding commission from its reinsurer as of January 1, 2003 from 25% in 2002 to 35% in 2003. Policy acquisition costs, net of ceding commission, are as follows:

                                                  Year ended December 31
                                                  ----------------------
                                               2003         2002         2001
                                               ----         ----         ----
 Policy acquisition costs                   $7,941,199   $9,274,263   $8,695,037
 Ratio to net earned premium (GAAP ratio)       21%          28%          29%

Salaries and Employee Benefits increased $586,888 (13%) for the year ended December 31, 2003, compared to the year ended December 31, 2002. Factors that affected the increase include the hiring of higher-level employees, general salary increases (less than 6%), increases in employee benefits costs, and the composition of employees whose salaries and employee benefits are capitalized to policy acquisition cost versus those being directly expensed. Salaries and employee benefits increased $52,241 (1%) for the year ended December 31, 2002, compared to the year ended December 31, 2001.

                                                  Year ended December 31
                                                  ----------------------
                                               2003         2002         2001
                                               ----         ----         ----
 Salaries and employee benefits             $4,960,766   $4,373,878   $4,321,637

Commissions to Agents/Brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health and life insurance program, the daily automobile rental insurance program, the earthquake program, and the commercial liability program. Commissions to agents and brokers increased $241,374 (20%) for the year ended December 31, 2003, compared to the year ended December 31, 2002. Commissions to agents and brokers decreased $40,749 (3%) for the year ended December 31, 2002, compared to the year ended December 31, 2001.

                                                  Year ended December 31
                                                  ----------------------
                                               2003         2002         2001
                                               ----         ----         ----
 Commission to agents/brokers               $1,460,684   $1,219,310   $1,260,059

Other Operating Expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. Operating expenses decreased $350,341 (11%) for the year ended December 31, 2003, compared to the year ended December 31, 2002. The decrease is primarily the result of the settlement of litigation with the Company's former stock transfer agent that resulted in the receipt of $527,500 to reimburse damages and legal expenses that were incurred from 2001 through 2003.

                                                  Year ended December 31
                                                  ----------------------
                                               2003         2002         2001
                                               ----         ----         ----
 Other operating expenses                   $2,897,886   $3,248,227   $2,886,266


Income Taxes
------------
The income tax expense for the year ended December 31, 2003, was $1,080,721 compared to an income tax benefit of $1,589,370 for the year ended December 31, 2002. The effective combined income tax rates for 2003 and 2002 were 50% and 33%, respectively. The pre-tax income increased $6,963,430 for the year ended December 31, 2003, compared to the year ended December 31, 2002, which resulted in an increased income tax expense in 2003. Also contributing to the income tax expense in 2003 was the recognition of an assessment of $287,000 for the years 1999 and 2000 from the California Franchise Tax Board. A recent court ruling in Ceridian vs. Franchise Tax Board held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute is invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers that benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000. The income tax benefit for the year ended December 31, 2002, was $1,589,370 compared to an income tax benefit of $5,853,091 for the year ended December 31, 2001. The effective combined income tax rates for 2002 and 2001 were 33% and 35%, respectively. The pre-tax loss was significantly lower in 2002 compared to 2001, which resulted in the difference in the effective tax rates between 2002 and 2001. The income tax benefit for 2002 and 2001 arises primarily from the Company's ability to recover prior income taxes paid due to the carryback of those years net operating losses (see Note 16 of Notes to Consolidated Financial Statements).

Recently Issued Accounting Standards
------------------------------------
In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments and improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The amendments to SFAS No. 133 fall principally into three categories: amendments related to SFAS No. 133 implementation issues, amendments clarifying the definition of a derivative instrument, and amendments relating to the definition of expected cash flows contained in FASB Concepts Statement No. 7 Using Cash Flow Information and Present Value in Accounting Measurements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 does not alter current valuation or disclosures. The implementation of SFAS No. 149 did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 addresses certain financial instruments that, under previous guidelines, could be accounted for as equity, but now must be classified as liabilities in the statement of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures in Note 13 incorporate the requirements of Statement 132 (revised).

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. Consolidation of Variable Interest Entities, which was issued in January 2003. The implementation of FASB Interpretation No. 46 did not have an impact on the Company's consolidated financial statements.

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

Management believes the Company's current critical accounting policies comprise the following:

                       Losses and Loss Adjustment Expenses
                       -----------------------------------
The preparation of the Company's financial statements requires judgments and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No 60 (SFAS No. 60), Accounting and Reporting by Insurance Enterprises and Statement of Financial Accounting Standards No. 5 (SFAS No. 5), Accounting for Contingencies. Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

                                   Investments
                                   -----------
In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale and although the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

Related Party Transactions
--------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The lease provides for an annual gross rent of $1,025,952. Erwin Cheldin, the Company's president, chairman and principal stockholder, is the owner of the building. On February 22, 1995, the Company signed an extension to the lease with no increase in rent to March 31, 2007. The Company believes that the terms of the lease at inception and at the time the lease extension was signed were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations approximately 100% of the space it leases.

On November 15, 2002, the Company borrowed $500,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $250,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. In the quarter ended June 30, 2003, the Company repaid the above-mentioned notes in full.

On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $500,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. The notes are due and payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then the notes are payable in full on September 28, 2007. The notes may be prepaid at any time without penalty. The notes are unsecured and bear interest as follows: interest on the $1,000,000 note is 5% and is adjustable in April1, 2004, and every third month thereafter by adding a margin of one percentage point to the prime rate; interest on the $500,000 note is 7% per annum. Interest is payable monthly on both notes.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the Sections entitled "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward looking. These statements, which may be identified by forward looking words or phrases such as "anticipate," "appears," "believe," "estimates," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include those described under Item 1 - Business - Competition; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; success of the Company's underwriting and pricing actions that it believes addresses the adverse development on its construction defect, apartment house habitability, special risk class of business, and non-California liquor liability claims; the outcome of existing and planned filings with regulatory authorities seeking rate increases; acceptance by insureds of rate increases; adequacy of rate increases; possible reductions in Crusader's A.M. Best rating; regulatory changes or developments; the outcome of regulatory proceedings; unforeseen calamities; general market conditions; and the Company's ability to introduce new profitable products.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets at December 31, 2003 and 2002 consisted of the following:

                                                     2003            2002
                                                     ----            ----

 Fixed maturity bonds (at amortized cost)        $110,925,592     $93,249,468
 Short-term cash investments (at cost)              7,229,315       9,024,382
 Certificates of deposit - over 1 year (at cost)      400,000         400,000
                                                  -----------     -----------
      Total invested assets                      $118,554,907    $102,673,850
                                                  ===========     ===========

The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than eight years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements is unrealized and no gains or losses are recognized in the consolidated statements of operations. Unrealized gains and losses are reported as separate components of stockholders' equity, net of any deferred tax effect. As of December 31, 2003, the Company's unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $3,198,454 compared to $4,723,882 as of December 31, 2002. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2003, would decrease by approximately $2 million. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold.

The Company's short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                          Number
                                                                          ------

Independent Auditors' Report                                                36

Consolidated Balance Sheets as of December 31, 2003, and
  December 31, 2002                                                         37

Consolidated Statements of Operations for the years ended
  December 31, 2003, December 31, 2002, and December 31, 2001               38

Consolidated Statements of Comprehensive Income for the years
  ended December 31, 2003, December 31, 2002, and December 31, 2001         39

Consolidated Statements of Changes in Stockholders' Equity for the years
  ended December 31, 2003, December 31, 2002, and December 31, 2001         40

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, December 31, 2002, and December 31, 2001               41

Notes to Consolidated Financial Statements                                  42

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                    KPMG LLP

Los Angeles, California
March 26, 2004

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                            December 31        December 31
                                                                                               2003                2002
                                                                                               ----                ----
                                                           ASSETS
                                                           ------
Investments
   Available for sale:
     Fixed maturities, at market value (amortized cost:  December 31,
       2003  $111,325,592; December 31, 2002  $93,649,468)                                  $114,524,046         $98,373,350
   Short-term investments, at cost                                                             7,229,315           9,024,382
                                                                                             -----------         -----------
      Total Investments                                                                      121,753,361         107,397,732
Cash                                                                                              37,988              19,766
Accrued investment income                                                                      1,251,126           1,470,333
Premiums and notes receivable, net                                                             8,290,169           6,699,909
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                      622,964           2,805,048
   Unpaid losses and loss adjustment expenses                                                 19,255,229          21,308,339
Prepaid reinsurance premiums                                                                      81,872              95,304
Deferred policy acquisition costs                                                              8,054,363           5,947,010
Property and equipment (net of accumulated depreciation)                                         323,090             354,194
Deferred income taxes                                                                            975,701              57,951
Income taxes receivable                                                                                -           1,548,827
Other assets                                                                                     847,832             982,192
                                                                                             -----------         -----------
        Total Assets                                                                        $161,493,695        $148,686,605
                                                                                             ===========         ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                   $78,139,090         $74,905,284
Unearned premiums                                                                             34,675,180          24,381,583
Advance premium and premium deposits                                                           1,118,618           1,607,272
Income taxes payable                                                                             614,662                   -
Notes payable - related parties                                                                1,500,000             750,000
Accrued expenses and other liabilities                                                         6,975,288           8,633,476
                                                                                             -----------         -----------
        Total Liabilities                                                                   $123,022,838        $110,277,615
                                                                                             -----------         -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares, issued and outstanding shares 5,489,815 at December 31, 2003, and 5,489,533
   at December 31, 2002                                                                       $2,700,272          $2,700,272
Accumulated other comprehensive income                                                         2,110,979           3,117,762
Retained earnings                                                                             33,659,606          32,590,956
                                                                                              ----------          ----------
        Total Stockholders' Equity                                                           $38,470,857         $38,408,990
                                                                                              ----------          ----------

        Total Liabilities and Stockholders' Equity                                          $161,493,695        $148,686,605
                                                                                             ===========         ===========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31



                                                     2003                   2002                 2001
                                                     ----                   ----                 ----
REVENUES
--------
Insurance Company Revenues
   Premium earned                                 $53,754,119            $40,568,845          $35,409,174
   Premium ceded                                   16,648,020              7,209,573            5,515,330
                                                   ----------             ----------           ----------
     Net premium earned                            37,106,099             33,359,272           29,893,844
   Net investment income                            4,801,133              5,401,870            5,647,026
   Net realized investment gains                            -                  3,690                6,359
   Other income                                        98,242                 49,038               16,399
                                                   ----------             ----------           ----------
        Total Insurance Company Revenues           42,005,474             38,813,870           35,563,628

Other Revenues from Insurance Operations
     Gross commissions and fees                     8,109,392              6,261,024            5,508,955
     Investment income                                 47,010                 56,176              156,387
     Net realized investment gains                          -                      -                3,213
     Finance charges and fees earned                  952,543                878,316              868,496
     Other income                                      16,020                 19,256               16,227
                                                   ----------             ----------           ----------
          Total Revenues                           51,130,439             46,028,642           42,116,906
                                                   ----------             ----------           ----------

EXPENSES
--------
Losses and loss adjustment expenses                 31,720,533             32,727,023           41,677,016
Policy acquisition costs                             7,941,199              9,274,263            8,695,037
Salaries and employee benefits                       4,960,766              4,373,878            4,321,637
Commissions to agents/brokers                        1,460,684              1,219,310            1,260,059
Other operating expenses                             2,897,886              3,248,227            2,886,266
                                                     ---------             ----------           ----------
         Total Expenses                             48,981,068             50,842,701           58,840,015
                                                    ----------             ----------           ----------

Income (Loss) Before Taxes                           2,149,371             (4,814,059)         (16,723,109)

Income Tax (Benefit)                                 1,080,721             (1,589,370)          (5,853,091)
                                                     ---------              ---------            ---------

         Net Income (Loss)                          $1,068,650            $(3,224,689)        $(10,870,018)
                                                     =========              =========           ==========


PER SHARE DATA:
--------------
Basic Shares Outstanding                             5,489,604              5,487,311            5,505,398
Basic Earnings (Loss) Per Share                          $0.19                 $(0.59)              $(1.97)
Diluted Shares Outstanding                           5,533,112              5,487,311            5,505,398
Diluted Earnings (Loss) Per Share                        $0.19                 $(0.59)              $(1.97)


          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE YEARS ENDED DECEMBER 31



                                                                                   2003             2002              2001
                                                                                   ----             ----              ----
Net income (loss)                                                               $1,068,650      $(3,224,689)      $(10,870,018)
Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified as
        available-for-sale arising during the period                            (1,006,783)       1,261,358          1,743,127
     Less: reclassification adjustment for (gains) included in net income                -           (2,435)            (6,093)
                                                                                    ------        ---------          ---------
        Comprehensive Income (Loss)                                                $61,867      $(1,965,766)       $(9,132,984)
                                                                                    ======        =========          =========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001



                                                                             Accumulated
                                                   Common Sharees              Other
                                                   --------------           Comprehensive
                                             Issued and                         Income           Retained
                                             Outstanding      Amount           (Losses)          Earnings          Total
                                             -----------      ------            ------           --------          -----
Balance - December 31, 2000                   5,692,699      $2,789,494        $121,805         $48,502,030     $51,413,329

Net shares issued for exercise of
   stock options                                 28,827              37               -                   -              37
Shares canceled or adjusted                         120               -               -                   -               -
Shares repurchased                             (240,358)       (118,116)              -          (1,269,281)     (1,387,397)
Cash dividend paid ($0.05 per share)                  -               -               -            (272,609)       (272,609)
Change in comprehensive income,
   net of deferred income tax                         -               -       1,737,034                   -       1,737,034
Net (loss)                                            -               -               -         (10,870,018)    (10,870,018)
                                              ---------       ---------       --------           ----------      ----------
Balance - December 31, 2001                   5,481,288      $2,671,415      $1,858,839         $36,090,122     $40,620,376
                                              =========       =========       =========          ==========      ==========

Net shares issued for exercise of
  stock options                                   8,245          28,857               -                   -          28,857
Cash dividend paid ($0.05 per share)                  -               -               -            (274,477)       (274,477)
Change in comprehensive income,
   net of deferred income tax                         -               -       1,258,923                   -       1,258,923
Net (loss)                                            -               -               -          (3,224,689)     (3,224,689)
                                              ---------       ---------       ---------          ----------      ----------
Balance - December 31, 2002                   5,489,533      $2,700,272      $3,117,762         $32,590,956     $38,408,990
                                              =========       =========       =========          ==========      ==========

Shares canceled or adjusted                         282               -               -                   -               -
Change in comprehensive income,
   net of deferred income tax                         -               -      (1,006,783)                  -      (1,006,783)
Net income                                            -               -               -           1,068,650       1,068,650
                                              ---------       ---------       ---------          ----------      ----------
Balance - December 31, 2003                   5,489,815      $2,700,272      $2,110,979         $33,659,606     $38,470,857
                                              =========       =========       =========          ==========      ==========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31


                                                                               2003              2002             2001
                                                                               ----              ----             ----
Cash flows from operating activities:
   Net income (loss)                                                         $1,068,650      $(3,224,689)      $(10,870,018)
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                              89,821           84,951             71,205
      Bond amortization, net                                                    317,389          376,657            349,597
      Net realized (gain) on sale of securities                                       -           (3,690)            (9,572)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                        (1,371,053)        (153,857)          (300,107)
      Reinsurance recoverable                                                 4,235,194      (12,633,253)          (415,593)
      Prepaid reinsurance premiums                                               13,432          (57,621)            (8,152)
      Deferred policy acquisition costs                                      (2,107,353)        (867,475)          (579,388)
      Other assets                                                              134,360         (532,394)        (4,694,674)
      Reserve for unpaid losses and loss adjustment expenses                  3,233,806       14,370,989         15,316,926
      Unearned premium reserve                                               10,293,597        5,053,433          2,228,223
      Advance premium and premium deposits                                     (488,654)         523,277         (1,232,021)
      Accrued expenses and other liabilities                                 (1,658,188)       1,377,019           (642,722)
      Income taxes current/deferred                                             215,558         (150,235)          (502,645)
      Federal income tax recoverable                                          1,548,827        3,850,112         (5,398,939)
                                                                             ----------        ---------          ---------
         Net Cash Provided (Used) from Operations                            15,525,386        8,013,224         (1,288,941)
                                                                             ----------        ---------          ---------

Investing Activities
   Purchase of fixed maturity investments                                   (55,234,166)     (19,300,366)       (17,806,300)
   Proceeds from maturity of fixed maturity investments                      37,228,000       15,086,100         19,083,025
   Proceeds from sale of fixed maturity investments                                   -        2,003,906          1,365,055
   Net (increase) decrease in short-term investments                          1,807,719       (6,160,760)           521,849
   Additions to property and equipment                                          (58,717)        (171,719)          (224,524)
                                                                             ----------        ---------          ---------
         Net Cash Provided (Used) by Investing Activities                   (16,257,164)      (8,542,839)         2,939,105
                                                                             ----------        ---------          ---------

Financing Activities
   Proceeds from issuance of common stock                                             -           28,857                 37
   Proceeds from notes payable - related parties                              1,500,000          750,000                  -
   Repayment of notes payable - related parties                                (750,000)               -                  -
   Repurchase of common stock                                                         -                -         (1,387,397)
   Dividends paid to shareholders                                                     -         (274,477)          (272,609)
                                                                                -------          -------          ---------
         Net Cash Provided (Used) by Financing Activities                       750,000          504,380         (1,659,969)
                                                                                -------          -------          ---------

Net increase (decrease) in cash                                                  18,222          (25,235)            (9,805)
     Cash at beginning of year                                                   19,766           45,001             54,806
                                                                                 ------           ------             ------
        Cash at End of Year                                                     $37,988          $19,766            $45,001
                                                                                 ======           ======             ======

Supplemental cash flow information Cash paid during the period for:
         Interest                                                              $124,788           $6,575                $75
         Income taxes                                                          $370,520         $150,636            $65,584



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

Basis of Presentation
---------------------
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). As described in Note 14, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting that differs from GAAP.

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

Investments
-----------
All of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as accumulated other comprehensive income
(loss), which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

The Company had net unrealized investment gains, net of deferred taxes, of $2,110,979 as of December 31, 2003, and $3,117,762 as of December 31, 2002.

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

Earnings Per Share
------------------
Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When dilutive, outstanding stock options are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, options are excluded from the calculation of diluted earnings per share, as the inclusion of such options would have antidilutive effect.

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

     c.  Insurance Premium Financing Operations
     ------------------------------------------
     Premium finance interest is charged to policyholders who choose to finance insurance premiums. Interest is charged at rates that vary with the amount of premium financed. Premium finance interest is recognized using a method that approximates the interest (actuarial) method.

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

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for the Company. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. Crusader sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restricted Funds
----------------
Restricted funds are as follows:
                                                    Year ended December 31
                                                    ----------------------
                                                   2003                 2002
                                                   ----                 ----
      Restricted Funds:
        Premium trust funds (1)                   $939,491           $1,114,403
        Cash deposited in lieu of bond (2)         752,659                    -
        Assigned to state agencies (3)           2,825,000            2,725,000
                                                 ---------            ---------
           Total restricted funds               $4,517,150           $3,839,403
                                                 =========            =========

      (1) As required by law, the Company segregates from its operating accounts the premiums collected from insurers which are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments.

      (2) Included in short-term investments are two deposits assigned and held by Travis County and the Los Angeles Superior courts. These deposits are filed with the superior courts in lieu of a bond, in order to stay execution of judgments and allow the Company to appeal the judgment in these matters.
      .
      (3) Included in fixed maturity investments are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

Deferred Policy Acquisition Costs
---------------------------------
Policy acquisition costs consist of costs associated with the production of insurance policies such as commissions, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the production of the insurance policy. Policy acquisition costs are deferred and amortized as the related premiums are earned and are limited to their estimated realizable value based on the related unearned premiums plus investment income less anticipated losses and loss adjustment expenses. Ceding commission applicable to the unexpired terms of policies in force is recorded as unearned ceding commission, which is included in deferred policy acquisition costs.

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

Segment Reporting
-----------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 82.2% of consolidated revenues in the year ended December 31, 2003, 84.3% of consolidated revenues in the year ended December 31, 2002, and 84.4% for the year ended December 31, 2001. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company's wholly owned subsidiary Crusader Insurance Company, (Crusader) which as of December 31, 2003, was licensed as an admitted insurance carrier in the states of Arizona, California, Colorado, Idaho, Montana, Nevada, Ohio, Oregon, and Washington. Crusader is a multiple-line property and casualty insurance company, which began transacting business on January 1, 1985.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2003, 97% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold or operation of the insured premises. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

                                                                      Year ended December 31
                                                                      ----------------------
                                                            2003               2002               2001
                                                            ----               ----               ----
Revenues
--------
Insurance company operation                              $42,005,474        $38,813,870        $35,563,628
                                                          ----------         ----------         ----------

Other insurance operations                                26,684,721         20,469,400         17,799,932
Intersegment elimination (1)                             (17,559,756)       (13,254,628)       (11,246,654)
                                                           ---------          ---------         ----------
     Total other insurance operations                      9,124,965          7,214,772          6,553,278
                                                           ---------          ---------          ---------

     Total revenues                                      $51,130,439        $46,028,642        $42,116,906
                                                          ==========         ==========         ==========

Income (loss) before income taxes
---------------------------------
Insurance company operation                              $(3,208,657)       $(7,069,522)      $(17,570,829)
Other insurance operations                                 5,358,028          2,255,463            847,720
                                                           ---------          ---------         ---------
     Total income (loss) before income taxes              $2,149,371        $(4,814,059)      $(16,723,109)
                                                           =========          =========         ==========

Assets
------
Insurance company operation                             $138,247,845       $131,574,608       $109,293,988
Intersegment eliminations (2)                             (2,302,224)        (1,245,711)        (1,647,653)
                                                         -----------        -----------        -----------
     Total insurance company operation                   135,945,621        130,328,897        107,646,335
Other insurance operations                                25,548,074         18,357,708         21,176,938
                                                         -----------        -----------        -----------
     Total assets                                       $161,493,695       $148,686,605       $128,823,273
                                                         ===========        ===========        ===========

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks
----------------------
In 2003 approximately 100% of Crusader's gross premium written was derived from California. In 2003, approximately 92% of the $3,681,513 commission income from the Company's health and life insurance program was from CIGNA HealthCare medical and dental plan programs.

At December 31, 2003, the Company's reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $19,878,193 were as follows:

                                            A.M. Best        Amount
Name of Reinsurer                            Rating        Recoverable
-----------------                            ------        -----------
General Reinsurance Corporation                A++         $ 3,774,936
Partners Reinsurance of the U.S                A+           10,103,257
Platinum Reinsurance                           A             3,158,000
QBE Reinsurance Corporation                    A               947,000
Hannover Ruckversicherungs                     A+            1,895,000
                                                            ----------
     Total                                                 $19,878,193
                                                            ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Compensation
------------------------
The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of Statement 123, as amended. Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                     Year ended December 31
                                                                     ----------------------
                                                              2003            2002              2001
                                                              ----            ----              ----
Net income (loss)
  As reported                                             $1,068,650       $(3,224,689)     $(10,870,018)
  Pro forma                                               $1,017,011       $(3,275,995)     $(10,886,339)

Income (loss) per share
  As reported                                                  $0.19            $(0.59)           $(1.97)
  Pro forma                                                    $0.19            $(0.60)           $(1.98)

Income (loss) per share - assuming dilution:
  As reported                                                  $0.19            $(0.59)           $(1.97)
  Pro forma                                                    $0.18            $(0.60)           $(1.98)

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

Recently Issued Accounting Standards
------------------------------------
In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments and improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The amendments to SFAS No. 133 fall principally into three categories: amendments related to SFAS No. 133 implementation issues, amendments clarifying the definition of a derivative instrument, and amendments relating to the definition of expected cash flows contained in FASB Concepts Statement No. 7 Using Cash Flow Information and Present Value in Accounting Measurements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 does not alter current valuation or disclosures. The implementation of SFAS No. 149 did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 addresses certain financial instruments that, under previous guidelines, could be accounted for as equity, but now must be classified as liabilities in the statement of financial position. These financial instruments include: 1) mandatory

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures in Note 13 incorporate the requirements of Statement 132 (revised).

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. Consolidation of Variable Interest Entities, which was issued in January 2003. The implementation of FASB Interpretation No. 46 did not have an impact on the Company's consolidated financial statements.


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

NOTE 3 -  INVESTMENTS
---------------------
The Company manages its own investment portfolio. A summary of net investments and related income is as follows:

Investment income is summarized as follows:

                                              Year ended December 31
                                              ----------------------
                                    2003              2002              2001
                                    ----              ----              ----
Fixed maturities                 $4,742,204        $5,354,707        $5,628,698
Short-term investments              105,939           103,339           174,720
                                  ---------         ---------         ---------
Total investment income           4,848,143         5,458,046         5,803,418
Less investment expenses                  -                 -                 5
                                  ---------         ---------         ---------
     Net investment income       $4,848,143        $5,458,046        $5,803,413
                                  =========         =========         =========

Net realized investment gains and (losses) are summarized as follows:

                                                  Year ended December 31
                                                  ----------------------
                                              2003         2002          2001
                                              ----         ----          ----

Gross realized gains on fixed maturities:       -         $3,906        $35,276
Gross realized (losses) on equity securities:   -           (216)       (25,704)
                                                           -----         ------
     Net realized investment gains (losses)     -         $3,690         $9,572
                                                           =====          =====

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

                                                                              Year ended December 31
                                                                              ----------------------
                                                                      2003               2002               2001
                                                                      ----               ----               ----
Gross unrealized appreciation of fixed maturities:                $3,236,623         $4,828,956         $3,030,903
Gross unrealized (depreciation) of fixed maturities:                 (38,169)          (105,074)          (214,480)
                                                                   ---------          ---------          ---------
Net unrealized appreciation on investments                         3,198,454          4,723,882          2,816,423
Deferred federal tax (expense)                                    (1,087,475)        (1,606,120)          (957,584)
                                                                   ---------          ---------          ---------
   Net unrealized appreciation,  net of deferred income taxes     $2,110,979         $3,117,762         $1,858,839
                                                                   =========          =========          =========

The amortized cost and estimated market value of fixed maturity investments at December 31, 2003, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                   Amortized          Estimated
                                                     Cost           Market Value
                                                     ----           ------------
Due in one year or less                           $26,150,904        $26,524,679
Due after one year through five years              77,962,487         80,292,227
Due after five years through ten years              7,212,201          7,707,140
                                                  -----------        -----------
   Total fixed maturities                        $111,325,592       $114,524,046
                                                  ===========        ===========

The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:

                                                                             Gross           Gross          Estimated
                                                         Amortized         Unrealized      Unrealized         Market
                                                            Cost             Gains           Losses           Value
                                                            ----             -----           ------           -----
December 31, 2003
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                                   $500,000                  -            -             $500,000
  U.S. treasury securities                                38,305,041           $251,713       $6,485           38,550,269
  U. S. government agency securities                      11,997,264             13,976       24,360           11,986,880
  State and municipal tax-exempt bonds                     2,029,891             17,316        7,324            2,039,883
  Industrial and miscellaneous taxable bonds              58,493,396          2,953,618            -           61,447,014
                                                         -----------          ---------       ------          -----------
     Total fixed maturities                             $111,325,592         $3,236,623      $38,169         $114,524,046
                                                         ===========          =========       ======          ===========

December 31, 2002
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                                   $400,000                  -            -             $400,000
  U.S. treasury securities                                 8,517,578           $382,869            -            8,900,447
  U. S. government agency securities                       9,000,000             24,410            -            9,024,410
  State and municipal tax-exempt bonds                     2,731,060             97,156         $313            2,827,903
  Industrial and miscellaneous taxable bonds              73,000,830          4,324,521      104,761           77,220,590
                                                          ----------          ---------      -------           ----------
     Total fixed maturities                              $93,649,468         $4,828,956     $105,074          $98,373,350
                                                          ==========          =========      =======           ==========


The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2003.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       Less than 12 Months               12 Months or More                    Total
                                       -------------------               -----------------                    -----
                                     Unrealized         Fair            Unrealized      Fair         Unrealized        Fair
                                        Loss           Value               Loss        Value            Loss          Value
                                        ----           -----               ----        -----            ----          -----
U.S. treasury securities              $(6,485)       $6,111,750              -             -         $(6,485)       $6,111,750
U.S. government agency
  securities                          (24,360)        2,975,640              -             -         (24,360)        2,975,640
State and municipal tax-
  exempt bonds                         (6,969)          983,876           (355)       15,048          (7,324)          998,924
                                       ------        ----------            ---        ------          ------        ----------
     Total                           $(37,814)      $10,071,266          $(355)      $15,048        $(38,169)      $10,086,314
                                       ======        ==========            ===        ======          ======        ==========

Short-term investments have an initial maturity of one year or less and consist of the following:

                                                       Year ended December 31
                                                       2003             2002
                                                       ----             ----

Certificates of deposit                               $425,000         $225,000
Cash deposited in lieu of bond *                       752,659                -
Commercial paper                                     2,000,000        1,525,000
U.S. treasury bills                                  2,998,850                -
Commercial bank money market accounts                  902,517          724,842
U.S. government obligation money market fund           147,666        6,546,602
Savings account                                          2,623            2,938
                                                     ---------        ---------
   Total short-term investments                     $7,229,315       $9,024,382
                                                     =========        =========

* Deposited with Superior courts to stay execution of judgments pending appeal of two Crusader Claims.


NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
----------------------------------------------------------------

Property and equipment consist of the following:

                                                 Year ended December 31
                                                 ----------------------
                                                2003               2002
                                                ----               ----
Furniture, fixtures, computer, office,
  and transportation equipment               $1,570,716         $1,768,856
Accumulated depreciation                      1,247,626          1,414,662
                                              ---------          ---------
   Net property and equipment                  $323,090           $354,194
                                                =======            =======


NOTE 5 - PREMIUMS AND NOTES RECEIVABLE, NET
-------------------------------------------
Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.
                                               Year ended December 31
                                               ----------------------
                                                2003             2002
                                                ----             ----
Premiums receivable                          $2,851,189       $2,364,150
Premium finance notes receivable              5,457,797        4,350,685
                                              ---------        ---------
   Total premiums and notes receivable        8,308,986        6,714,835
Less allowance for doubtful accounts             18,817           14,926
                                              ---------        ---------
   Net premiums and notes receivable         $8,290,169       $6,699,909
                                              =========        =========

Bad debt expense for the fiscal year ended December 31, 2003, and the fiscal year ended December 31, 2002, was $23,895 and $25,857, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE - RELATED PARTIES
----------------------------------------
On November 15, 2002, the Company borrowed $500,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $250,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. In the quarter ended June 30, 2003, the Company repaid the above-mentioned notes in full.

In 2003, Unico made capital contributions totaling $3,000,000 to its Crusader subsidiary. The contributions were made to ensure that Crusader's capital remained above $25,000,000. The funding of Unico's capital contribution to Crusader was derived from available cash from the Company's other operations and the proceeds of two notes. On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $500,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. The notes are due and payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then the notes are payable in full on September 28, 2007. The notes may be prepaid at any time without penalty. The notes are unsecured and bear interest as follows:
Interest on the $1,000,000 note is 5% and is adjustable in April 1, 2004, and every third month thereafter by adding a margin of one percentage point to the prime rate; interest on the $500,000 note is 7% per annum. Interest is payable monthly on both notes.

                                        Year ended December 31
                                        ----------------------
                                           2003        2002
                                           ----        ----
Note payable - Erwin Cheldin            $1,000,000   $500,000
Note payable - The Cary and Danielle
  Cheldin Family Trust                     500,000    250,000
                                         ---------    -------
   Notes payable - related parties      $1,500,000   $750,000
                                         =========    =======


NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------
The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                        Year ended December 31
                                                                                        ----------------------
                                                                                2003              2002               2001
                                                                                ----              ----               ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                                  $53,596,945       $49,786,215        $34,546,026
                                                                              ----------        ----------         ----------
Incurred losses and loss adjustment expenses
   Provision for insured events of current year                               28,968,948        24,936,172         22,350,667
   Increase in provision for events of prior years                             2,751,585         7,790,851         19,326,349
                                                                              ----------        ----------         ----------
     Total losses and loss adjustment expenses                                31,720,533        32,727,023         41,677,016
                                                                              ----------        ----------         ----------
Payments
  Losses and loss adjustment expenses attributable to
    insured events of the current year                                         5,106,929         5,905,678          5,595,410
  Losses and loss adjustment expenses attributable to
    insured events of prior years                                             21,326,688        23,010,615         20,841,417
                                                                              ----------        ----------         ----------
     Total payments                                                           26,433,617        28,916,293         26,436,827
                                                                              ----------        ----------         ----------
Reserve for unpaid losses and loss adjustment expenses
   at end of year - net of reinsurance                                        58,883,861        53,596,945         49,786,215
Reinsurance recoverable on unpaid losses and loss
   adjustment expenses at end of year                                         19,255,229        21,308,339         10,748,080
                                                                              ----------        ----------         ----------
Reserve for unpaid losses and loss adjustment expenses at
   end of year per balance sheet, gross of reinsurance (*)                   $78,139,090       $74,905,284        $60,534,295
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Loss and loss adjustment expense reserves by line of business before reinsurance are as follows:

                                                               Year ended December 31
                                                               ----------------------
                                       2003                             2002                               2001
                                       ----                             ----                               ----
Line of Business
  CMP                          $73,708,553     94.3%            $69,111,825      92.3%             $56,215,479      92.9%
  Other Liability                4,279,021      5.5%              5,564,214       7.4%               4,004,449       6.6%
  Other                            151,516      0.2%                229,245       0.3%                 314,367       0.5%
                                ----------    -----              ---------      -----               ---------      -----
     Total                     $78,139,090    100.0%            $74,905,284     100.0%             $60,534,295     100.0%
                                ==========    =====              ==========     =====               ==========     =====

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

Losses and loss adjustment expenses were $31,720,533, for the year ended December 31, 2003, compared to $32,727,023 for the year ended December 31, 2002. The decrease in losses and loss adjustment expenses for the year ended December 31, 2003, is primarily the result of a decrease in the adverse development of prior year losses in 2003 compared to 2002. The adverse loss development in 2003 was $2,751,586 compared to $7,790,851 in 2002. The adverse development in 2003 was primarily the result of an adverse binding arbitration decision on a 1993 claim that exceeded Crusader's reinsurance coverage. As a result of this decision the Company incurred adverse development on this claim, net of reinsurance of approximately $2,000,000. The other adverse development in 2003 was a result of continued losses due to the impact of changes in California case law that expanded coverage and increased loss exposure primarily on construction defect claims for claims occurring in or prior to the Company's revision of its policy forms in 1995.

Losses and loss adjustment expenses were $32,727,023, for the year ended December 31, 2002, compared to $41,677,016 for the year ended December 31, 2001. The decrease in losses for the year ended December 31, 2002, is primarily the result of a decrease in the adverse development of prior year losses in 2002 compared to 2001. The adverse loss development in 2002 was $7,790,851 compared to $19,326,349 in 2001. The adverse development in the year ending December 31, 2002, of $7,790,851 was primarily the result of liquor and premises liability outside of California for the accident years 1999 through 2001 and higher than anticipated costs of construction defect and apartment house habitability claims for accident years prior to 1998. The liquor liability claims arose from the liability of tavern owners related to the sale of alcoholic beverages. Based on the development in 2002 of the liquor and premises liability claims, the Company increased its estimate of ultimate losses for 1999 and subsequent years.

Adverse development of prior years' losses of $19,326,349 as of December 31, 2001, was primarily the result of an increase in the Company's estimate of ultimate reported and unreported claims for construction defect claims, non-California liquor liability claims and apartment house habitational type of claims. In the year ended December 31, 2001, the Company increased its estimates of ultimate losses for both reported and unreported claims primarily occurring from 1998 through 2000 and from 1993 through 1995 (the years most impacted by construction defect claims).


NOTE 8 - DEFERRED POLICY ACQUISITION COSTS
------------------------------------------
Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs, which are related to and vary with the production of Crusader policies.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Policy acquisition costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income.

The following table provides an analysis of the roll forward of Crusader's deferred policy acquisition costs:

                                                                         Year ended December 31
                                                                         ----------------------
                                                                 2003              2002               2001
                                                                 ----              ----               ----
Deferred policy acquisition costs at beginning of year        $5,947,010        $5,079,535        $4,500,147
Policy acquisition costs incurred during year                 10,048,552        10,141,738         9,274,425
Policy acquisition costs amortized during year                (7,941,199)       (9,274,263)       (8,695,037)
                                                               ---------         ---------         ---------
   Deferred policy acquisition costs at end of year           $8,054,363        $5,947,010        $5,079,535
                                                               =========         =========         =========

The decrease in policy acquisition amortized during the year ended December 31, 2003, was primarily due to the increase in ceding commissions from 25% in 2002 to 35% in 2003.


NOTE 9 - LEASE COMMITMENT TO RELATED PARTY
------------------------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for the year ended December 31, 2003; $1,025,952 for the year ended December 31, 2002; and $1,025,952 for the year ended December 31, 2001.

The lease provides for the following minimum annual rental commitments:

      Year ending
      -----------
      December 31, 2004                            $1,025,952
      December 31, 2005                             1,025,952
      December 31, 2006                             1,025,952
      December 31, 2007 (through March 31, 2007)      256,488
                                                    ---------
           Total minimum payments                  $3,334,344
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


NOTE 10 - ACCRUED EXPENSES AND OTHER LIABILITIES
------------------------------------------------
Accrued expenses and other liabilities consist of the following:

                                                       Year ended December 31
                                                       ----------------------
                                                        2003             2002
                                                        ----             ----

 Premium payable                                     $4,241,811       $4,708,648
 Unearned claim administration income                   100,000          300,000
 Profit sharing contributions                           477,000          291,144
 Accrued salaries                                       250,803          451,347
 Security purchases payable                                   -        2,000,000
 Assessments due California Insurance
   Guarantee Association                                650,448                -
 Other                                                1,255,226          882,337
                                                      ---------        ---------
      Total accrued expenses and other liabilities   $6,975,288       $8,633,476
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

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against that insurer who was issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or others, which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and they do not materially affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated operation or financial position.

A recent court ruling in Ceridian vs. Franchise Tax Board held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute is invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers that benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000.

The Company is following the progress of current legislation that would address the unconstitutionality of the California statue by restructuring the rate at which California taxes dividends for in and out of state insurance holding companies. The legislation would also resolve the issue regarding the retroactive assessments due to the disallowance of the deduction. If the legislation were enacted, it would result in the Company paying a relatively small amount of California franchise taxes on dividends received from its insurance company subsidiary. Without a legislative solution, the Company anticipates the ultimate outcome of the dividend received deduction will be settled by future litigation.

The Company intends to pay the NPA to stop the interest from accruing and to file a protective claim for refund to protect its interest when or if legislation or litigation resolves the issue. The full amount of the NPA has been accrued in the financial statement as of December 31, 2003. After the federal tax benefit of deducting the state taxes and interest related to the NPA, the effect on net income in the quarter ended December 31, 2003, is approximately $242,000. An unsatisfactory conclusion to the inter-company dividend issue could affect Unico's future dividend policy to its shareholders.


NOTE 12 - REINSURANCE
---------------------
A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. In 2003, Crusader's primary excess of loss reinsurance agreements are with Hannover Ruckversicherungs (A.M. Best Rating A+), Platinum Reinsurance (A.M. Best Rating A), QBE Reinsurance Corporation (A.M. Best Rating A), and General Reinsurance Corporation (A.M. Best Rating A+). From 2000 to 2002, Crusader had its primary excess of loss reinsurance agreements with Partners Reinsurance Company of the U.S. (A.M Best Rating A+). In 1999, Crusader had its primary excess of loss reinsurance agreements with General Reinsurance Corporation. Crusader also has catastrophe reinsurance from various highly rated California admitted and Bermuda reinsurance companies. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company has no reinsurance recoverable balances in dispute.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader, which includes a reimbursement of the cost of acquiring the portion of the premium, which is ceded. Crusader does not currently assume any reinsurance. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

The increase in earned ceded premiums in 2003 and 2002 were primarily the result of rate increases by the Company's reinsurers and the increase in the related direct earned premiums on which those rates were based. The rate increases are primarily due to the Company's ceded loss experience and the hardening of the reinsurance marketplace.

The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                                                                      Year ended December 31
                                                                                      ----------------------
                                                                             2003                2002               2001
                                                                             ----                ----               ----
Premiums written:
   Direct business                                                        $64,047,717         $45,622,280        $37,637,396
   Reinsurance assumed                                                              -                   -                  -
   Reinsurance ceded                                                      (16,627,560)         (7,259,079)        (5,531,221)
                                                                           ----------          ----------         ----------
      Net premiums written                                                $47,420,157         $38,363,201        $32,106,175
                                                                           ==========          ==========         ==========

Premiums earned:
   Direct business                                                        $53,754,119         $40,568,845        $35,409,174
   Reinsurance assumed                                                              -                   -                  -
   Reinsurance ceded                                                      (16,648,020)         (7,209,573)        (5,515,330)
                                                                           ----------          ----------         ----------
      Net premiums earned                                                 $37,106,099         $33,359,272        $29,893,844
                                                                           ==========          ==========         ==========

Incurred losses and loss adjustment expenses:
   Direct                                                                 $39,036,895         $54,352,403        $52,939,238
   Assumed                                                                          -                   -                  -
   Ceded                                                                   (7,316,362)        (21,625,380)       (11,262,222)
                                                                           ----------          ----------         ----------
      Net incurred losses and loss adjustment expenses                    $31,720,533         $32,727,023        $41,677,016
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

Employer contributions to the plan were as follows:
      Year ended December 31, 2003                  $674,977
      Year ended December 31, 2002                  $434,789
      Year ended December 31, 2001                  $554,111

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STATUTORY CAPITAL AND SURPLUS
---------------------------------------
Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory). Statutory accounting practices differ in certain respects from GAAP. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) ) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or market value, depending on the quality of the security as specified by the NAIC; (c) equity securities are valued by the NAIC as required by Statutory Accounting Principles; d) non-admitted assets are charged directly against surplus; (e) loss reserves and unearned premium reserves are stated net of reinsurance; and (f) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed 10% of statutory surplus; changes in deferred taxes are recorded directly to surplus as regards policyholders. Additionally, the cash flow presentation is not consistent with generally accepted accounting principles and reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting.

Crusader Insurance Company statutory capital and surplus are as follows:

        As of December 31, 2003             $26,103,440
        As of December 31, 2002             $26,258,452

Crusader Insurance Company statutory net (loss) is as follows:

        Year ended December 31, 2003        $(3,106,103)
        Year ended December 31, 2002        $(5,331,777)
        Year ended December 31, 2001       $(12,110,967)

The insurance department has completed its financial examination of Crusader's December 31, 2001, statutory financial statements. The report of examination that was filed with the insurance department on May 30, 2003, reported no adjustments to Crusader's statutory financial statements.

The Company believes that Crusader's statutory capital and surplus were sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. There were no dividends paid by Crusader to Unico in 2003, 2002, or in 2001. Based on Crusader's statutory surplus as regards policyholders as of December 31, 2003, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2004 is $2,610,344.

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2003, was 298% of authorized control level risk-based capital.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Insurance Regulatory Information System (IRIS) was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. IRIS helps those companies that merit highest priority in the allocation of the regulators' resources on the basis of 12 financial ratios that are calculated annually. The analytical phase is a review of annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties, but are not themselves indicative of adverse financial condition. The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance departments' own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement are performed to confirm that an insurer's situation calls for increased or close regulatory attention.

In 2003, the Company was outside the usual values on 4 of the 12 IRIS ratio tests, primarily as a result of adverse loss and loss adjustment expense development and investment yield. The IRIS tests outside the usual values related to adverse loss and loss adjustment expenses were the Two Year Overall Operating Ratio, Two Year Reserve Development to Surplus, and Estimated Current Reserve Deficiency to Surplus. A usual value for the IRIS test for investment yield is a range greater than 4.5% and less than 10%. Crusader's 2003 statutory investment yield of 4.5% was, therefore, also outside the usual value.


NOTE 15 - STOCK PLANS
---------------------
The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated and 95,000 were outstanding as of December 31, 2003. These options expire 10 years from the date of the grant and were not exercisable prior to September 1, 2000. Options covering 10,000 or less shares become exercisable at the rate of 2,500 shares per year commencing September 1, 2000; and options covering more than 10,000 shares become exercisable at the rate of 5,000 shares per year commencing September 1, 2000. At December 31, 2003, there were 95,000 options under the 1999 stock option plan that were exercisable.

On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. All of these options were outstanding as of December 31, 2003. These options expire 10 years from the date of the grant and are not exercisable prior to January 1, 2004. Options become exercisable as follows:

                                 Date Exercisable
                  -------------------------------------------------
  Number of        January 1,    January 1,   January 1,   January 1,
Options Granted      2004          2005         2006         2007
---------------      ----          ----         ----         ----
    2,500            2,500
    5,000            2,500         2,500
    7,500            2,500         2,500        2,500
   10,000            2,500         2,500        2,500        2,500
   12,500            2,500         2,500        2,500        5,000
   15,000            5,000         5,000        5,000
   20,000            5,000         5,000        5,000        5,000
   35,000            5,000        10,000       10,000       10,000

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The changes in the number of common shares under option are summarized as follows:

                                                                Weighted Average
                                                Options          Exercise Price
                                                -------          --------------
      Outstanding at December 31, 2000          203,775              $7.239
         Options granted                              -                   -
         Options exercised                      (59,860)             $3.500
         Options terminated                     (27,500)             $9.250
                                                -------
      Outstanding at December 31, 2001          116,415              $8.686
         Options granted                        182,000              $3.110
         Options exercised                       (8,245)             $3.500
         Options terminated                      (3,170)             $3.500
                                                -------
      Outstanding at December 31, 2002          287,000              $5.356
         Options granted                              -                   -
         Options exercised                            -                   -
         Options terminated                     (10,000)             $9.250
                                                -------
      Outstanding at December 31, 2003          277,000              $5.216
                                                =======

Options exercisable were 95,000 at December 31, 2003, at a weighted average exercise price of $9.25; 92,500 at December 31, 2002, at a weighted average exercise price of $9.25; 81,145 at December 31, 2001, at a weighted average exercise price of $8.44.

The following table summarizes information regarding the stock options outstanding at December 31, 2003:

                                             Weighted           Weighted                                Weighted
                                             Average             Average                                 Average
                          Number of         Remaining        Exercise Price                          Exercise Price
         Exercise          Options       Contractual Life    of Outstanding     Number of Options    of Exercisable
          Price          Outstanding         (Years)             Options           Exercisable           Options
          -----          -----------          -----              -------           -----------           -------
          $9.25              95,000            5.65                 9.25               95,000               9.25
          $3.11             182,000            8.96                 3.11                    -                  -


NOTE 16 - TAXES ON INCOME
-------------------------
The provision for taxes on income consists of the following:

                                           Year ended December 31
                                           ----------------------
                                       2003          2002           2001
                                       ----          ----           ----
Current provision:
   Federal                           $703,663    $(1,599,760)   $(5,375,381)
   State                              572,822        160,626         24,935
                                    ---------      ---------      ---------
     Total federal and state        1,276,485     (1,439,134)    (5,350,446)
Deferred                             (195,764       (150,236)      (502,645)
                                    ---------      ---------       ---------
     Provision for taxes           $1,080,721    $(1,589,370)   $(5,853,091)
                                    =========      =========      =========

The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the table below:
                                                 Year ended December 31
                                                 ----------------------
                                            2003         2002          2001
                                            ----         ----          ----
Computed tax expense (benefit)            $730,786   $(1,636,780)   $(5,685,857)
Tax effect of:
   Tax exempt income                       (34,071)      (82,034)      (217,383)
   State tax, net of federal tax benefit   370,784       114,413         20,568
   Other                                    13,222        15,031         29,581
                                         ---------     ---------      ---------
     Tax per financial statements       $1,080,721   $(1,589,370)   $(5,853,091)
                                         =========     =========      =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 9, 2002, the Job Creation and Workers Assistance Act of 2002 was signed into law. This act was effective for tax years ending in 2001 and provided that a net operating loss for tax years ending in 2001 or 2002 is carried back five years, rather than the previously allowed two years. This act allowed the Company to carryback its entire 2002 net operating loss. The carryback of the 2002 Federal tax benefit was allocated as follows:

Tax year ended                                Amount Applied
--------------                                --------------
December 31, 1998                               $(1,548,427)
                                                  ---------
   Total Federal income tax carryback            (1,548,427)
Adjustment to 2001 tax provision                   ( 51,333)
                                                  ---------
   2002 Federal income tax provision            $(1,599,760)
                                                  =========

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                   Year ended December 31
                                                   ----------------------
                                                 2003                  2002
                                                 ----                  ----
Deferred tax assets:
   Discount on loss reserves                   $2,246,793            $2,111,565
   Unearned premiums                            2,351,751             1,650,395
   AMT credit                                     203,340                     -
   Other                                          210,777               131,141
                                                ---------             ---------
     Total deferred tax assets                 $5,012,661            $3,893,101
                                                ---------             ---------
Deferred tax liabilities:
   Deferred acquisition costs                  $2,738,484            $2,021,984
   Discount on salvage and subrogation              5,802                 6,992
   Unrealized gain on investments               1,087,474             1,606,120
   Other                                          205,200               200,054
                                                ---------             ---------
     Total deferred tax liabilities            $4,036,960            $3,835,150
                                                ---------             ---------

      Net deferred tax assets                    $975,701               $57,951
                                                  =======                ======

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

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

A recent court ruling in Ceridian vs. Franchise Tax Board held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute is invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers that benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is following the progress of current legislation that would address the unconstitutionality of the California statue by restructuring the rate at which California taxes dividends for in and out of state insurance holding companies. The legislation would also resolve the issue regarding the retroactive assessments due to the disallowance of the deduction. If the legislation were enacted, it would result in the Company paying a relatively small amount of California franchise taxes on dividends received from its insurance company subsidiary. Without a legislative solution, the Company anticipates the ultimate outcome of the dividend received deduction will settled by future litigation.

The Company intends to pay the NPA to stop the interest from accruing and to file a protective claim for refund to protect its interest when or if legislation or litigation resolves the issue. The full amount of the NPA has been accrued in the financial statement as of December 31, 2003. After the federal tax benefit of deducting the state taxes and interest related to the NPA, the effect on net income in the quarter ended December 31, 2003, is approximately $242,000. An unsatisfactory conclusion to the inter-company dividend issue could affect Unico's future dividend policy to its shareholders.


NOTE 17 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the year ended December 31, 2003, the Company did not purchase any shares of the Company's common stock. As of December 31, 2003, the Company had purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 18 - EARNINGS PER SHARE
----------------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                                   Year ended December 31
                                                                   ----------------------
                                                        2003               2002               2001
                                                        ----               ----               ----
Basic Earnings (Loss) Per Share
-------------------------------
 Net income (loss) numerator                          $1,068,650        $(3,224,689)      $(10,870,018)
                                                       =========          =========         ==========

 Weighted average shares outstanding denominator       5,489,604          5,487,311          5,505,398
                                                       =========          =========          =========

 Per share amount                                          $0.19             $(0.59)            $(1.97)

Diluted Earnings (Loss) Per Share
---------------------------------
 Net income (loss) numerator                          $1,068,650        $(3,224,689)      $(10,870,018)
                                                       =========          =========         ==========

 Weighted average shares outstanding                   5,489,604          5,487,311          5,505,398
 Effect of diluted securities *                           43,508                  -                  -
                                                       ---------          ---------          ---------
 Diluted shares outstanding denominator                5,533,112          5,487,311          5,505,398
                                                       =========          =========          =========

 Per share amount                                          $0.19             $(0.59)            $(1.97)

*In loss periods, options are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect. Therefore, 1,428 options were excluded from the calculation of diluted EPS for the years ended December 31, 2002 and 26,725 options were excluded for the year ended December 31, 2001.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 2003 and 2002 is set forth below:

                                                                   Comparable Period by Quarter Ended
                                                                   ----------------------------------
                                                      March 31           June 30        September 30          December 31
                                                      --------           -------        ------------          -----------
       Calendar Year 2003
       ------------------
       Total revenues                               $11,416,591         $12,292,016        $13,228,806       $14,193,026
       Income (loss) before taxes                       360,080             871,597         (1,024,454)        1,942,148
       Net income (loss)                                233,083             561,276           (733,562)        1,007,853
       Earnings (loss) per share: Basic                   $0.04               $0.10             $(0.13)            $0.18
                                  Diluted                 $0.04               $0.10             $(0.13)            $0.18


       Calendar Year 2002
       ------------------
       Total revenues                               $10,651,993         $11,328,455        $12,080,314       $11,967,880
       Income (loss) before taxes                       136,438          (5,537,121)           278,899           307,725
       Net income (loss)                                106,052          (3,662,872)           146,345           185,786
       Earnings (loss) per share: Basic                   $0.02              $(0.67)             $0.03             $0.03
                                  Diluted                 $0.02              $(0.67)             $0.03             $0.03

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------
None

Item 9A.  Controls and Procedures
---------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Item 14.  Principal Accountant Fees and Services
------------------------------------------------
Information in response to Item 14 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) Financial Statements and Schedules Filed as a Part of this Report:

1. Financial statements:
       The consolidated financial statements for the fiscal year ended December 31, 2003, are contained herein as listed in the index to consolidated financial statements on page 35.

2. Financial schedules:
                   Index to Consolidated Financial Statements
                   ------------------------------------------
        Independent Auditors' Report on Financial Statement Schedules
        Schedule II     - Condensed Financial Information of Registrant
        Schedule III    - Supplemental Insurance Information

        Schedules other than those listed above are omitted, since they are not applicable, not required, or the information required being set forth is included in the consolidated financial statements or notes.

3. Exhibits:
   3.1 Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)

   3.2 By-Laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

   10.1 Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985.) (*)

   10.2 The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)

   10.3 The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

   10.4 2000 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.) (*)

   10.5 Employment Agreement between the Company and Cary Cheldin dated November 27, 1996. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.) (*)

   10.6 Amendment to Employment Agreement between the Company and Cary Cheldin dated January 10, 2000. (Incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.) (*)

   21 Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)

   23      Consent of Independent Public Accountants - KPMG LLP.

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



 (b)  Reports on Form 8-K:

      On November 7, 2003, the Company filed a Form 8-K furnishing under Item 12 its earnings press release for the quarter ended September 30, 2003.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 2004
                                                      UNICO AMERICAN CORPORATION


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

Signature                             Title                           Date
---------                             -----                           ----

/s/ Erwin Cheldin             Chairman of the Board,              March 24, 2004
-----------------             President and Chief
    Erwin Cheldin             Executive Officer,
                              (Principal Executive Officer)


/s/ Lester A. Aaron           Treasurer, Chief Financial          March 24, 2004
-------------------           Officer and Director
    Lester A. Aaron           (Principal Accounting and
                              Principal Financial Officer)


/s/ Cary L. Cheldin           Executive Vice President            March 24, 2004
-------------------           and Director
    Cary L. Cheldin

/s/ George C. Gilpatrick      Vice President, Secretary           March 24, 2004
------------------------      and Director
    George C. Gilpatrick


/s/ David A. Lewis            Director                            March 24, 2004
------------------
    David A. Lewis


/s/ Warren D. Orloff          Director                            March 24, 2004
--------------------
    Warren D. Orloff


/s/ Donald B. Urfrig          Director                            March 24, 2004
--------------------
    Donald B. Urfrig

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Unico American Corporation:

Under date of March 26, 2004, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    KPMG LLP

Los Angeles, California
March 26, 2004

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY



                                                                                               December 31         December 31
                                                                                                   2003               2002
                                                                                                   ----               ----
                                                            ASSETS
                                                            ------
Investments
 Short-term investments                                                                            $9,097             $9,062
                                                                                                    -----              -----
     Total Investments                                                                              9,097              9,062
Cash                                                                                               17,119              8,450
Accrued investment and other income                                                                12,000              6,000
Investments in subsidiaries                                                                    55,369,327         54,307,296
Property and equipment (net of accumulated depreciation)                                          323,090            354,194
Income taxes receivable                                                                                 -          1,548,427
Other assets                                                                                      158,560            137,597
                                                                                               ----------         ----------
     Total Assets                                                                             $55,889,193        $56,371,026
                                                                                               ==========         ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------

LIABILITIES
-----------
Accrued expenses and other liabilities                                                           $288,340           $332,678
Payables to subsidiaries (net of receivables) (1)                                              15,015,334         16,879,358
Income taxes payable                                                                              614,662                  -
Notes Payable - related parties                                                                 1,500,000            750,000
                                                                                               ----------         ----------
     Total Liabilities                                                                        $17,418,336        $17,962,036
                                                                                               ----------         ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                                                                   $2,700,272         $2,700,272
Net unrealized investment gains                                                                 2,110,979          3,117,762
Retained earnings                                                                              33,659,606         32,590,956
                                                                                               ----------         ----------
     Total Stockholders' Equity                                                               $38,470,857        $38,408,990
                                                                                               ----------         ----------

     Total Liabilities and Stockholders' Equity                                               $55,889,193        $56,371,026
                                                                                               ==========         ==========


(1) The Company and its wholly owned subsidiaries file consolidated Federal and combined California income tax returns. Pursuant to a tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or (in the case of losses) tax credits at current corporate rates based on their own taxable income or loss. The payable to subsidiaries includes their income tax receivable or liability included in the consolidated return.



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31



                                                                             2003                2002               2001
                                                                             ----                ----               ----

REVENUES
--------
Net investment income                                                       $9,315                 $476            $54,764
Net realized investment gains                                                    -                    -              3,212
Other income                                                                15,974               18,706             12,974
                                                                            ------               ------             ------
     Total Revenue                                                          25,289               19,182             70,950

EXPENSES
--------
General and administrative expenses (*)                                     18,670               16,166             46,146
                                                                            ------               ------             ------
Income before equity in net income of subsidiaries                           6,619                3,016             24,804
Equity in net income (loss) of subsidiaries                              1,062,031           (3,227,705)       (10,894,822)
                                                                         ---------            ---------         ----------
     Net Income (Loss)                                                  $1,068,650          $(3,224,689)      $(10,870,018)
                                                                         =========            =========         ==========


(*) In 2001, the parent company transferred most of their employees and the related salaries, payroll taxes, and administrative expenses directly to its subsidiaries.

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends of $200,000 from American Acceptance Corporation in the year ended December 31, 2002; $250,000 from American Acceptance Corporation in the year ended December 31, 2001.



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31



                                                                             2003               2002              2001
                                                                             ----               ----              ----

Cash flows from operating activities: Cash flows from operating activities:
   Net income (loss)                                                       $1,068,650        $(3,224,689)      $(10,870,018)

   Adjustments to reconcile net income to net cash
    from operations
      Undistributed equity in net (income) loss of subsidiaries            (1,062,031)         3,227,705         10,894,822
      Net realized (gain) on sale of securities                                     -                  -             (3,212)
      Depreciation and amortization                                            89,821             84,951             70,940
      Accrued expenses and other liabilities                                  (44,338)           (32,111)          (708,804)
      Accrued investment and other income                                      (6,000)            (5,750)            22,002
      Income taxes receivable                                               1,548,427          3,850,512         (5,398,939)
      Other assets                                                            (20,963)            81,276            (21,576)
                                                                            ---------          ---------          ---------
         Net cash provided (used) from operations                           1,573,566          3,981,894         (6,014,785)
                                                                            ---------          ---------          ---------

Cash flows from investing activities
    Proceeds from maturity of fixed maturity investments                            -                  -            650,000
    Proceeds from sale of fixed maturity investments                                -                  -            853,055
   (Increase) decrease in short-term investments                                  (35)              (184)           108,938
   Additions to property and equipment                                        (58,717)          (171,719)          (224,524)
                                                                               ------            -------          ---------
         Net cash provided (used) by investing activities                     (58,752)          (171,903)         1,387,469
                                                                               ------            -------          ---------

Cash flows from financing activities
   Proceeds from issuance of common stock                                           -             28,857                 37
   Repurchase of common stock                                                       -                  -         (1,387,397)
   Proceeds from notes payable - related parties                            1,500,000            750,000                  -
   Repayment of notes payable - related parties                              (750,000)                 -                  -
   Dividends paid to shareholders                                                   -           (274,477)          (272,609)
   Net change in payables and receivables
     from subsidiaries                                                     (2,256,145)        (4,325,348)         6,290,306
                                                                            ---------          ---------          ---------
         Net cash provided (used) by financing activities                  (1,506,145)        (3,820,968)         4,630,337
                                                                            ---------          ---------          ---------

Net increase (decrease) in cash                                                 8,669            (10,977)             3,021

Cash at beginning of year                                                       8,450             19,427             16,406
                                                                                -----             ------             ------

Cash at end of year                                                           $17,119             $8,450            $19,427
                                                                               ======              =====             ======



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE III

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION



                                   Future
                                  Benefits,                                          Benefits,  Amortization
                      Deferred     Losses,                                            Claims,   of Deferred
                       Policy     and Loss                                 Net      Losses and    Policy       Other
                    Acquisition  Adjustment    Unearned     Premium     Investment  Settlement  Acquisition  Operating     Premium
                        Cost      Expenses     Premiums     Revenue       Income     Expenses      Costs       Costs       Written
                        ----      --------     --------     -------       ------     --------      -----       -----       -------
Year Ended
December 31, 2003
Property &
Casualty             $8,054,363  $78,139,090  $34,675,180  $37,106,099  $4,801,133  $31,720,533  $7,941,199  $2,418,935  $47,420,157

Year Ended
December 31, 2002
Property &
Casualty             $5,947,010  $74,905,284  $24,381,583  $33,359,272  $5,401,870  $32,727,023  $9,274,263  $2,151,332  $38,363,201

Year Ended
December 31, 2001
Property &
Casualty             $5,079,535  $60,534,295  $19,328,150  $29,893,844  $5,647,026  $41,677,016  $8,695,037  $1,687,754  $32,106,175

                                  EXHIBIT INDEX
                                  -------------

Exhibit
   No.     Description
   --      -----------

   3.1 Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)

   3.2 By-Laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

   10.1 Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985.) (*)

   10.2 The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)

   10.3 The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

   10.4 2000 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.) (*)

   10.5 Employment Agreement between the Company and Cary Cheldin dated November 27, 1996. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.) (*)

   10.6 Amendment to Employment Agreement between the Company and Cary Cheldin dated January 10, 2000. (Incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.) (*)

   21 Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)

   23      Consent of Independent Public Accountants - KPMG LLP.

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