Form 10-Q
period 2004-03-31
UNICO AMERICAN CORP
filed 2004-05-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2004 or

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

                                    5,489,815
         Number of shares of common stock outstanding as of May 10, 2004

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            March 31             December 31
                                                                              2004                  2003
                                                                              ----                  ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  March 31,
         2004  $115,760,743; December 31, 2003  $111,325,592)              $119,173,214          $114,524,046
   Short-term investments, at cost                                            3,915,187             7,229,315
                                                                            -----------           -----------
      Total Investments                                                     123,088,401           121,753,361
Cash                                                                             44,490                37,988
Accrued investment income                                                     1,178,384             1,251,126
Premiums and notes receivable, net                                            8,576,981             8,290,169
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                   1,451,401               622,964
   Unpaid losses and loss adjustment expenses                                21,148,927            19,255,229
Prepaid reinsurance premiums                                                     70,648                81,872
Deferred policy acquisition costs                                             8,012,388             8,054,363
Property and equipment (net of accumulated depreciation)                        330,241               323,090
Deferred income taxes                                                           471,037               975,701
Other assets                                                                    300,995               847,832
                                                                            -----------           -----------
     Total Assets                                                          $164,673,893          $161,493,695
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                  $81,436,518           $78,139,090
Unearned premiums                                                            34,350,273            34,675,180
Advance premium and premium deposits                                          1,057,076             1,118,618
Income taxes payable                                                            498,210               614,662
Notes payable-related parties                                                 1,500,000             1,500,000
Accrued expenses and other liabilities                                        5,961,710             6,975,288
                                                                            -----------           -----------
    Total Liabilities                                                      $124,803,787          $123,022,838
                                                                            -----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued
   and outstanding shares 5,489,815 at March 31, 2004, and
   5,489,815 at December 31, 2003                                            $2,700,272            $2,700,272
Accumulated other comprehensive income                                        2,252,231             2,110,979
Retained earnings                                                            34,917,603            33,659,606
                                                                             ----------            ----------
  Total Stockholders' Equity                                                $39,870,106           $38,470,857
                                                                             ----------            ----------

  Total Liabilities and Stockholders' Equity                               $164,673,893          $161,493,695
                                                                            ===========           ===========


           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                        --------
                                                                               2004                  2003
                                                                               ----                  ----

REVENUES
--------
Insurance Company Revenues
     Premium earned                                                         $16,474,958           $11,424,920
     Premium ceded                                                            3,888,639             3,464,096
                                                                             ----------             ---------
          Net premium earned                                                 12,586,319             7,960,824
     Net investment income                                                    1,091,591             1,266,918
     Other income                                                                30,291                18,770
                                                                             ----------             ---------
          Total Insurance Company Revenues                                   13,708,201             9,246,512

Other Revenues from Insurance Operations
     Gross commissions and fees                                               1,710,597             1,937,509
     Investment income                                                            9,827                13,085
     Finance charges and fees earned                                            246,965               220,178
     Other income                                                                 4,601                  (693)
                                                                             ----------            ----------
          Total Revenues                                                     15,680,191            11,416,591
                                                                             ----------            ----------

EXPENSES
--------
Losses and loss adjustment expenses                                           8,956,987             6,680,163
Policy acquisition costs                                                      2,478,410             1,783,891
Salaries and employee benefits                                                1,216,119             1,193,410
Commissions to agents/brokers                                                   271,123               402,578
Other operating expenses                                                        789,108               996,469
                                                                             ----------            ----------
     Total Expenses                                                          13,711,747            11,056,511
                                                                             ----------            ----------

     Income Before Taxes                                                      1,968,444               360,080
Income Tax Provision                                                            710,447               126,997
                                                                              ---------               -------
     Net Income                                                              $1,257,997              $233,083
                                                                              =========               =======



PER SHARE DATA
--------------
Basic Shares Outstanding                                                      5,489,815             5,489,533
Basic Earnings Per Share                                                          $0.23                 $0.04

Diluted Shares Outstanding                                                    5,577,686             5,506,962
Diluted Earnings Per Share                                                        $0.23                 $0.04



            See notes to unaudited consolidated financial statements.

                          UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                         March 31
                                                                                         --------
                                                                                2004                   2003
                                                                                ----                   ----

Net Income                                                                   $1,257,997              $233,083
Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified
        as available-for-sale arising during the period                         141,252               (24,570)
                                                                              ---------              --------
            Comprehensive Income                                             $1,399,249              $208,513
                                                                              =========               =======


            See notes to unaudited consolidated financial statements.

                          UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                 2004                  2003
                                                                                 ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                $1,257,997              $233,083
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                               23,139                20,986
      Bond amortization, net                                                     81,500                80,076
   Changes in assets and liabilities
      Premium, notes and investment income receivable                          (214,070)             (232,969)
      Reinsurance recoverable                                                (2,722,135)            2,394,940
      Prepaid reinsurance premiums                                               11,224                22,501
       Deferred policy acquisitions costs                                        41,975              (122,663)
      Other assets                                                              546,837               310,386
      Reserve for unpaid losses and loss adjustment expenses                  3,297,428            (1,137,065)
      Unearned premium reserve                                                 (324,907)              534,777
      Funds held as security and advanced premiums                              (61,542)               64,052
      Accrued expenses and other liabilities                                 (1,013,578)            2,250,898
      Income taxes current/deferred                                             315,446               219,000
      Federal income tax recoverable                                                  -               (92,065)
                                                                              ----------            ----------
          Net Cash Provided from Operations                                   1,239,314             4,545,937
                                                                              ---------             ---------

Investing Activities
     Purchase of fixed maturity investments                                 (20,987,800)           (7,117,250)
     Proceeds from maturity of fixed maturity investments                    16,470,000             9,640,000
     Net (increase) decrease in short-term investments                        3,315,278            (7,029,371)
     Additions to property and equipment                                        (30,290)              (12,346)
                                                                              ---------             ---------
          Net Cash (Used) by Investing Activities                            (1,232,812)           (4,518,967)
                                                                              ---------             ---------

          Net increase in cash                                                    6,502                26,970
          Cash at beginning of period                                            37,988                19,766
                                                                                 ------                ------
          Cash at end of Period                                                 $44,490               $46,736
                                                                                 ======                ======

Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                              $14,087                $9,699
          Income taxes                                                         $395,000                  $636


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - OMNIBUS STOCK PLAN
---------------------------
The Company's 1999 Omnibus Stock Plan covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). Shareholders approved the plan on June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated, 95,000 were outstanding, and 95,000 were exercisable as of March 31, 2004. On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. All of these options were outstanding and 57,000 were exercisable as of March 31, 2004. These options expire 10 years from the date of the grant. Options granted as of March 31, 2004, are exercisable as follows:

                             Grant Date           Grant Date
Date Exercisable           August 26, 1999     December 18, 2002       Total
----------------           ---------------    -----------------        -----

Currently Exercisable          95,000               57,000            152,000
January 1, 2005                     -               57,500             57,500
January 1, 2006                     -               37,500             37,500
January 1, 2007                     -               30,000             30,000
                               ------              -------            -------
     Total                     95,000              182,000            277,000
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

                          UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 2 - OMNIBUS STOCK PLAN (continued)
-----------------------------------------
                                                       Three Months Ended
                                                             March 31
                                                             --------
                                                    2004                 2003
                                                    ----                 ----

Net income
  As reported                                    $1,257,997            $233,083
  Pro forma                                      $1,246,601            $220,173

Income per share
  As reported                                         $0.23               $0.04
  Pro forma                                           $0.23               $0.04

Income per share - assuming dilution:
  As reported                                         $0.23               $0.04
  Pro forma                                           $0.22               $0.04

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


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the three months ended March 31, 2003, the Company did not repurchase any shares of the Company's common stock. As of March 31, 2004, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003:

                                                         Three Months Ended
                                                              March 31
                                                              --------
                                                       2004               2003
                                                       ----               ----
Basic Earnings Per Share
------------------------
Net income numerator                                $1,257,997         $233,083
                                                     =========          =======

Weighted average shares outstanding denominator      5,489,815        5,489,533
                                                     =========        =========

     Basic Earnings Per Share                            $0.23            $0.04

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 4 - EARNINGS PER SHARE (continued)
--------------------------------------
                                                        Three Months Ended
                                                              March 31
                                                              --------
                                                       2004               2003
                                                       ----               ----
Diluted Earnings Per Share
--------------------------
Net income numerator                                $1,257,997         $233,083
                                                     =========          =======

Weighted average shares outstanding                  5,489,815        5,489,533
Effect of diluted securities                            87,871           17,429
                                                     ---------        ---------
Diluted shares outstanding denominator               5,577,686        5,506,962
                                                     =========        =========

     Diluted Earnings Per Share                          $0.23            $0.04


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 87% of consolidated revenues for the three months ended March 31, 2004, and 81% of revenues for the three months ended March 31, 2003. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

                                                      Three Months Ended
                                                           March 31
                                                   2004                 2003
                                                   ----                 ----
Revenues
--------
Insurance company operation                     $13,708,201          $9,246,512

Other insurance operations                        6,404,849           5,461,868
Intersegment elimination (1)                     (4,432,859)         (3,291,789)
                                                  ---------           ---------
   Total other insurance operations               1,971,990           2,170,079
                                                 ----------          ----------

   Total Revenues                               $15,680,191         $11,416,591
                                                 ==========          ==========

Income Before Income Taxes
--------------------------
Insurance company operation                      $1,330,058             $90,687
Other insurance operations                          638,386             269,393
                                                 ----------            --------
     Total Income (Loss) Before Income Taxes     $1,968,444            $360,080
                                                  =========             =======


                                                         As of March 31
                                                   2004                 2003
                                                   ----                 ----
Assets
------
Insurance company operation                    $143,961,736        $132,362,561
Intersegment eliminations (2)                    (3,129,884)         (1,877,859)
                                                -----------         -----------
      Total insurance company operation         140,831,852         130,484,702
Other insurance operations                       23,842,041          20,271,469
                                                 ----------          ----------
     Total Assets                              $164,673,893        $150,756,171
                                                ===========         ===========

(1) Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

OVERVIEW
--------

General
-------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and through its other subsidiaries provides nsurance premium financing, and membership association services.

The Company had a net income of $1,257,997 for the three months ending March 31, 2004, compared to net income of $233,083 for the three months ended March 31, 2003, an increase in net income of $1,024,914.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance operation. The insurance company operation generates approximately 87% of the Company's total revenue. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

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

Over the past two years, the insurance industry has seen some difficult times as a result of September 11, industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost that have all contributed to the change from a "soft market" to a "hard market. The Company believes that a "hard market" cycle currently exists in the insurance marketplace. The Company has experienced beneficial market changes in its primary line of business and is benefiting from the fact that some of its competitors have gone out of business and others have recently raised rates or adopted more restrictive rules. Although the Company has increased its rates and adopted more restrictive underwriting guidelines, the beneficial market changes have contributed to a 35% increase in direct written premiums in the three months ended March 31, 2004, compared to the three months ended March 31, 2003. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on, among other things, market conditions, competition, and the Company's ability to introduce new and profitable products.

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

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. As a result of the increase in policies sold by Unifax, policy fee income increased 14% in the three months ended March 31, 2004, compared to the three months ended March 31, 2003.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups primarily for CIGNA HealthCare and receives commission and fee income based on the premiums that it writes. Commission and fee income in this program decreased 29% in the three months ended March 31, 2004, compared to the three months ended March 31, 2003. This decrease has been a result of CIGNA HealthCare discontinuing its individual/family health insurance program over the period from November 1, 2003 through October 1, 2004. AIB has been assisting existing CIGNA policyholders to find health coverage with other insurance carriers that AIB represents. The Company is unsure of the number of terminated CIGNA policyholders it may ultimately assist with the purchase of new health coverage. In addition, CIGNA small business group has decreased due to intense competition in both rates and benefits offered.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $119.7 million (at amortized cost) at March 31, 2004, compared to $118.6 million (at amortized cost) at December 31, 2003. Although the portfolio increased slightly in 2004, investment income decreased $178,585. The decrease in investment income is primarily the result of a decline in short and long-term yields in the marketplace and a shorter weighted average maturity of the portfolio. Due to the interest rate environment, management believed it was prudent to purchase fixed maturity investments with shorter maturities with minimal credit risk.

The Company generated positive cash flows from operations of approximately $1.2 million in the three months ended March 31, 2004 and $4.5 million in the three months ended March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2004, the Company had cash and investments of $119,720,420 (at amortized cost) of which $116,610,846 (97%) were investments of Crusader.

As of the quarter ended March 31, 2004, the Company had invested $115,760,743 (at amortized cost) or 97% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $115,760,743 (at amortized cost) include $2,018,797 (1.7%) of pre-refunded state and municipal tax-exempt bonds, $53,286,231 (46.0%) of U.S. treasury securities, $11,997,639 (10.4%) of U.S. government agency securities, $47,958,076 (41.4%) of industrial and miscellaneous securities, and $500,000 (0.5%) of certificates of deposit. The tax-exempt interest income earned for the three months ended March 31, 2004 and 2003 was $17,087 and $35,304, respectively.

The balance of the Company's investments is in short-term investments that include, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and any one U.S. government agency is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any material adverse financial impact.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 3). No shares were repurchased in the three months ended March 31, 2004.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $1,447,414, statutory deposits of $2,700,000, cash of $752,659 deposited with Superior courts in lieu of bonds, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.


RESULTS OF OPERATIONS:
---------------------
All comparisons made in this discussion are comparing the three months ended March 31, 2004, to the three months ended March 31, 2003, unless otherwise indicated.

The Company had a net income of $1,257,997 for the three months ending March 31, 2004, compared to net income of $233,083 for the three months ended March 31, 2003, an increase in net income of $1,024,914. Total revenues for the three months ended March 31, 2004, increased $4,263,600 (37%) to $15,680,191, compared to total revenues of $11,416,591 for the three months ended March 31, 2003.

Premium written before reinsurance increased $4,190,353 (35%) to $16,150,050 for the three months ended March 31, 2004, compared to $11,959,697 for the three months ended March 31, 2003. The Company primarily writes commercial multiple peril business package policies. This line of business represents approximately 98% and 97% of Crusader's total written premium for the three months ended March 31, 2004 and 2003, respectively.

Crusader's written premium by state is as follows:

                                      Three Months Ended
                                           March 31
                                           --------                 Increase
                                    2004              2003         (Decrease)
                                    ----              ----          --------

       California               $16,150,318       $11,960,669      $4,189,649
       Ohio                               -           (13,598)         13,598
       Arizona                            -             8,789          (8,789)
       Pennsylvania                       -            (3,681)          3,681
       Oregon                             -            (7,841)          7,841
       Montana                            -            18,391         (18,391)
       Washington                         -            (2,894)          2,894
       Nevada                          (268)           (2,049)          1,781
       Idaho                              -             1,911          (1,911)
                                 ----------        ----------       ---------
            Total               $16,150,050       $11,959,697      $4,190,353
                                 ==========        ==========       =========

The $4,190,353 increase in written premium in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily the result of the continued subsidence in priced-based competition in the property casualty insurance market that has resulted in the Company's products becoming more competitive. In addition, the Company has increased rates on some of its products. The Company believes that a "hard market" cycle exists in California. Industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost have all contributed to the change from the "soft market" to the "hard market." The Company is also benefiting from the fact that some of its competitors have gone out of business and others have raised rates or adopted more restrictive rules. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on market conditions, competition, and the Company's ability to introduce new and profitable products.

The Company's average gross written premium per policy issued is as follows:

          Quarter Ended      Gross Written    Policies       Average Gross
            March 31            Premium        Issued       Written Premium
            --------            -------        ------       ---------------

              2004            $16,150,050       5,142           $3,141
              2003            $11,959,697       4,623           $2,587

Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In August 2002, the Company placed moratoriums on a substantial amount of non-California business until further studies can be completed regarding underwriting and pricing. As a result of these moratoriums, the Company no longer produces business outside of California. The Company has no short-term plan to expand into additional states, nor to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

PREMIUM EARNED before reinsurance increased $5,050,038 (44%) to $16,474,958 for the three months ended March 31, 2004, compared to $11,424,920 for the three months ended March 31, 2003. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

Premium ceded increased $424,543 (12%) to $3,888,639 for the three months ended March 31, 2004, compared to ceded premium of $3,464,096 in the three months ended March 31, 2003. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Direct earned premium, earned ceded premium, and ceding commission are as follows:

                                                                       Three Months Ended
                                                                            March 31
                                                                            --------
                                                                                            Increase
                                                         2004                2003          (Decrease)
                                                         ----                ----           --------
Direct earned premium                                 $16,474,958        $11,424,920       $5,050,038

Earned ceded premium
  Excluding provisionally rated ceded premium           4,196,062          3,399,562          796,500
  Provisionally rated ceded premium                      (307,423)            64,534         (371,957)
                                                        ---------          ---------          -------
    Total earned ceded premium                          3,888,639          3,464,096          424,543
Ceding commission                                       1,463,636          1,154,347          309,289
                                                        ---------          ---------          -------
    Earned ceded premium, net of ceding commission     $2,425,003         $2,309,749         $115,254
                                                        =========          =========          =======


The increase in ceded premium (excluding provisionally rated ceded premium) for the three months ended March 31, 2004, is primarily related to the increase in direct earned premium. Other factors effective January 1, 2004, affecting ceded premium were a slight decrease in the reinsurance rate charged by the Company's reinsurers and a change in the Company's participation in certain reinsurance treaties. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% on its 1st layer ($750,000 in excess of $250,000), 10% on its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% on its property clash treaty. In 2004 Crusader retained a participation on its excess of loss reinsurance treaties of 10% for both its 1st and 2nd layer and 15% on its property clash treaty. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer.

NET INVESTMENT INCOME, excluding realized investment gains, decreased $178,585 (14%) to $1,101,418 for the three months ended March 31, 2004, compared to investment income of $1,280,003 for the three months ended March 31, 2003. The decrease in investment income is primarily the result of a continued decline in the average return on invested assets in the Company's investment portfolio due to both a general decline in short and long-term yield in the marketplace and a shorter weighted average maturity of the portfolio.

At March 31, 2004, the Company held fixed maturity investments with unrealized appreciation of $3,426,664 and fixed maturity investments with unrealized depreciation of $14,193. The Company does not deem the unrealized depreciation to be significant or indicative of an other-than-temporary decline, either individually or in the aggregate. At December 31, 2003, the Company held investments with unrealized appreciation of $3,236,623 and securities with unrealized depreciation of $38,169. The securities with unrealized depreciation at March 31, 2004, consisted of four fixed maturity investments with a total par value of $8,890,000. These investments consists of a U.S. treasury note (par value $5,000,000), a U.S. government agency bond (par value $3,000,000), and two pre-refunded municipal bonds secured with U.S. treasury securities (par value $890,000).

The Company continually evaluates the recoverability of its investment holdings. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the quarter ended March 31, 2004, the Company had no investments with a decline in market value that was considered other than temporary. No investments were sold in the quarter ended March 31, 2004.

GROSS COMMISSION AND FEE INCOME decreased $226,912 (12%) to $1,710,597 for the three months ended March 31, 2004, compared to commission and fee income of $1,937,509 for the three months ended March 31, 2003.

The decrease in gross commission and fee income for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, are as follows:

                                                                       Three Months Ended
                                                                            March 31
                                                                            --------
                                                                                            Increase
                                                           2004              2003          (Decrease)
                                                           ----              ----           --------
Policy fee income                                        $840,946          $740,082         $100,864
Health and life insurance program
 commission and fee income                                629,516           889,651         (260,135)
Other commission and fee income                            98,536           133,129          (34,593)
Daily automobile rental insurance program:
  Commission income (excluding contingent commission)     132,111           143,056          (10,945)
  Claim administration fee                                                   31,591          (31,591)
  Contingent commission                                     9,488               -              9,488
                                                        ---------          ---------         -------
      Total                                            $1,710,597         $1,937,509       $(226,912)
                                                        =========          =========         =======

The increase in policy fee income was primarily due to 11% increase in the number of policies issued during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The decrease in health and life insurance program commission and fee income is primarily due to a decrease in premium written in the CIGNA HealthCare programs. CIGNA discontinued its individual and family health insurance programs to new policyholders in the state of California in April 2003. In addition, CIGNA began the termination of existing policyholders in November 1, 2003, through October 1, 2004. As such, the percentage of business derived from CIGNA decreased. CIGNA's termination of their California individual and family health insurance does not affect CIGNA's individual and family dental program. AIB has secured both commission and override commission relationships with other carriers including Health Net, Nationwide (formerly CalFarm), and PacifiCare, and is continuing its efforts to diversify and offer a wider variety of products to its customers.

The decrease in claim administration fee is due to the fact that as of December 31, 2003, the Company no longer provides claim administration services. Prior to December 31, 2003, a subsidiary of the Company provided insurance claim administration services to a non-affiliated property and casualty insurance company. As of December 31, 2003, the non-affiliated insurance company assumed the claim administration responsibility for all outstanding and IBNR claims. As such, the Company's subsidiary that provided the claim administration services is currently inactive.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 71% of net premium earned for the three months ended March 31, 2004, compared to 84% of net premium earned for the three months ended March 31, 2003. In the quarter ended March 31, 2004, current year losses incurred were 71% of net premium earned and the Company incurred favorable development of prior years' losses of approximately $10,000. In the quarter ended March 31, 2003, current year losses incurred were 78% of net earned premium and the Company incurred adverse development of prior years' losses of approximately $496,000.

As a result of Crusader underwriting losses that began in year ended December 31, 2000, Crusader's management has been analyzing and acting upon various components of its underwriting activity. These components include the following:

1.       Business Outside of California
2.       Habitability Exposure
3.       Construction Defect Exposure
4.       Special Risk Class of Business
5.       Increased Cost of Settling Claims, Indemnity and Expense
6.       Increased Cost of Reinsurance
7.       Mold Exposure
8.       Terrorism Exposure


Crusader believes that implementation of managements actions on the underwriting components discussed above have contributed to improved operating results.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 20% of net premium earned for the three months ended March 31, 2004, and 22% of net earned premium for the three months ended March 31, 2003.

SALARIES AND EMPLOYEE BENEFITS increased $22,709 (2%) to $1,216,119 for the three months ended March 31, 2004, compared to salary and employee benefits of $1,193,410 for the three months ended March 31, 2003.

COMMISSIONS TO AGENTS/BROKERS decreased $131,455 (33%) to $271,123 for the three months ended March 31, 2004, compared to commission expense of $402,578 for the three months ended March 31, 2003. The decrease is primarily the result of a decrease in premiums written in the health and life insurance program and is related to the decrease in commission income.

OTHER OPERATING EXPENSES decreased $207,361 (21%) to $789,108 for the three months ended March 31, 2004, compared to $996,469 for the three months ended March 31, 2003. The decrease in other operating expenses is primarily due to a decrease of approximately $124,000 in legal expenses and a decrease of approximately $36,000 of expenses related to the 2001 tri-annual examination of the Company's insurance subsidiary performed by the California Department of Insurance.

INCOME TAX PROVISION was an expense of $710,447 (36% of pre-tax income) for the three months ended March 31, 2004, compared to an income tax expense of $126,997 in the three months ended March 31, 2003 (35% of pre-tax income). This change was primarily due to a pre-tax income of $1,968,444 (including tax-exempt investment income of $17,087) in the three months ended March 31, 2004, compared to pre-tax income of $360,080 (including tax-exempt investment income of $35,304) in the three months ended March 31, 2003.

The effect of inflation on net income of the Company during the three months ended March 31, 2004, and the three months ended March 31, 2003, was not significant.

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

The Company's invested assets consist of the following:

                                                       March 31          December 31        Increase
                                                         2004                2003          (Decrease)
                                                         ----                ----           --------
Fixed maturity bonds (at amortized value)            $115,260,743       $110,825,592       $4,435,151
Short-term cash investments (at cost)                   3,915,187          7,229,315       (3,314,128)
Certificates of deposit (over 1 year, at cost)            500,000            500,000                -
                                                      -----------        -----------        ---------
     Total invested assets                           $119,675,930       $118,554,907       $1,121,023
                                                      ===========        ===========        =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

(b) Reports on Form 8-K:

      On March 25, 2004, the Company filed a Form 8-K furnishing under Item 12 a news release of its earnings for the year ended December 31, 2003.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UNICO AMERICAN CORPORATION



Date:   May 13, 2004   By    /s/ ERWIN CHELDIN
                             -----------------
                             Erwin Cheldin
                             Chairman of the Board, President and Chief
                             Executive Officer, (Principal Executive Officer)



Date:   May 13, 2004   By:   /s/ LESTER A. AARON
                             -------------------
                             Lester A. Aaron
                             Treasurer, Chief Financial Officer, (Principal
                             Accounting and Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.    Description
----------     -----------

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