Form 10-Q
period 2004-06-30
UNICO AMERICAN CORP
filed 2004-08-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2004 or

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

                                    5,489,815
       Number of shares of common stock outstanding as of August 11, 2004

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            June 30            December 31
                                                                                              2004                 2003
                                                                                              ----                 ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:
        June 30, 2004  $118,157,182; December 31, 2003  $111,325,592)                     $119,306,496          $114,524,046
   Short-term investments, at cost                                                           5,977,443             7,229,315
                                                                                           -----------           -----------
      Total Investments                                                                    125,283,939           121,753,361
Cash                                                                                            57,084                37,988
Accrued investment income                                                                    1,092,908             1,251,126
Premiums and notes receivable, net                                                           8,344,580             8,290,169
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    201,161               622,964
   Unpaid losses and loss adjustment expenses                                               20,152,154            19,255,229
Prepaid reinsurance premiums                                                                    60,615                81,872
Deferred policy acquisition costs                                                            8,111,993             8,054,363
Property and equipment (net of accumulated depreciation)                                       323,246               323,090
Deferred income taxes                                                                        1,361,799               975,701
Other assets                                                                                   303,106               847,832
                                                                                           -----------           -----------
     Total Assets                                                                         $165,292,585          $161,493,695
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $81,700,671           $78,139,090
Unearned premiums                                                                           34,952,379            34,675,180
Advance premium and premium deposits                                                         1,098,711             1,118,618
Income taxes payable                                                                           412,053               614,662
Notes payable-related parties                                                                1,500,000             1,500,000
Accrued expenses and other liabilities                                                       6,018,959             6,975,288
                                                                                           -----------           -----------
    Total Liabilities                                                                     $125,682,773          $123,022,838
                                                                                           -----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
   shares 5,489,815 at June 30, 2004, and 5,489,815 at December 31, 2003                    $2,700,272            $2,700,272
Accumulated other comprehensive income                                                         758,547             2,110,979
Retained earnings                                                                           36,150,993            33,659,606
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $39,609,812           $38,470,857
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $165,292,585          $161,493,695
                                                                                           ===========           ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended                  Six Months Ended
                                                                  June 30                              June 30
                                                                  -------                              -------
                                                           2004               2003             2004               2003
                                                           ----               ----             ----               ----
REVENUES
--------
Insurance Company Revenues
  Premium earned                                       $16,839,035        $12,648,631      $33,313,993        $24,073,551
  Premium ceded                                          4,511,488          3,915,105        8,400,127          7,379,201
                                                        ----------          ---------       ----------         ----------
     Net premium earned                                 12,327,547          8,733,526       24,913,866         16,694,350
  Net investment income                                  1,023,076          1,213,867        2,114,667          2,480,785
  Other income                                              18,897             23,926           49,188             42,696
                                                        ----------          ---------       ----------         ----------
     Total Insurance Company Revenues                   13,369,520          9,971,319       27,077,721         19,217,831

Other Revenues from Insurance Operations
  Gross commissions and fees                             1,629,153          2,069,423        3,339,750          4,006,932
  Investment income                                          8,576             13,077           18,403             26,162
  Finance charges and fees earned                          234,773            230,829          481,738            451,007
  Other income                                               1,392              7,368            5,993              6,675
                                                        ----------         ----------       ----------         ----------
     Total Revenues                                     15,243,414         12,292,016       30,923,605         23,708,607
                                                        ----------         ----------       ----------         ----------

EXPENSES
--------
Losses and loss adjustment expenses                      8,651,801          6,995,682       17,608,788         13,675,845
Policy acquisition costs                                 2,644,762          1,870,052        5,123,172          3,653,943
Salaries and employee benefits                           1,097,345          1,286,275        2,313,464          2,479,685
Commissions to agents/brokers                              231,173            382,315          502,296            784,893
Other operating expenses                                   672,921            886,095        1,462,029          1,882,564
                                                        ----------         ----------       ----------         ----------
     Total Expenses                                     13,298,002         11,420,419       27,009,749         22,476,930
                                                        ----------         ----------       ----------         ----------

     Income Before Taxes                                 1,945,412            871,597        3,913,856          1,231,677
Income Tax Provision                                       712,022            310,321        1,422,469            437,318
                                                         ---------            -------        ---------            -------
     Net Income                                         $1,233,390           $561,276       $2,491,387           $794,359
                                                         =========            =======        =========            =======




PER SHARE DATA
--------------
Basic Shares Outstanding                                 5,489,815          5,489,533        5,489,815          5,489,533
Basic Earnings Per Share                                     $0.22              $0.10            $0.45              $0.14

Diluted Shares Outstanding                               5,572,944          5,526,420        5,575,315          5,516,691
Diluted Earnings Per Share                                   $0.22              $0.10            $0.45              $0.14


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                       Six Months Ended
                                                                          June 30                                 June 30
                                                                          -------                                 -------
                                                                   2004              2003                 2004              2003
                                                                   ----              ----                 ----              ----
Net Income                                                      $1,233,390         $561,276            $2,491,387         $794,359

Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified
        as available-for-sale arising during the period         (1,493,684)         130,254            (1,352,432)         105,684
                                                                 ---------          -------             ---------          -------
            Comprehensive Income (Loss)                          $(260,294)        $691,530            $1,138,955         $900,043
                                                                   =======          =======             =========          =======


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30

                                                                                          2004                  2003
                                                                                          ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                          $2,491,387              $794,359
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                         47,521                44,590
      Bond amortization, net                                                              158,291               155,941
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     103,807            (1,414,861)
      Reinsurance recoverable                                                            (475,122)            5,454,628
      Prepaid reinsurance premiums                                                         21,257                45,615
      Deferred policy acquisition costs                                                   (57,630)             (814,443)
      Other assets                                                                        544,726               667,394
      Reserve for unpaid losses and loss adjustment expenses                            3,561,581            (1,183,230)
      Unearned premium reserve                                                            277,199             4,112,222
      Funds held as security and advanced premiums                                        (19,907)             (129,104)
      Accrued expenses and other liabilities                                             (956,329)           (2,194,116)
      Income taxes current/deferred                                                       108,000              (357,561)
      Federal income tax recoverable                                                            -               609,817
                                                                                        ---------             ---------
          Net Cash Provided from Operations                                             5,804,781             5,791,251
                                                                                        ---------             ---------

Investing Activities
     Purchase of fixed maturity investments                                           (31,481,030)          (15,134,149)
     Proceeds from maturity of fixed maturity investments                              24,490,000            17,140,000
     Net (increase) decrease in short-term investments                                  1,253,022            (6,980,749)
     Additions to property and equipment                                                  (47,677)              (24,636)
                                                                                        ---------             ---------
          Net Cash (Used) by Investing Activities                                      (5,785,685)           (4,999,534)
                                                                                        ---------             ---------

Financing Activities
    Repayment of notes payable - related parties                                                -              (750,000)
                                                                                                                -------
          Net Cash (Used) by Financing Activities                                               -              (750,000)
                                                                                                                -------

Net increase in cash                                                                       19,096                41,717
    Cash at beginning of period                                                            37,988                19,766
                                                                                           ------                ------
          Cash at End of Period                                                           $57,084               $61,483
                                                                                           ======                ======

Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                        $42,452               $24,055
          Income taxes                                                                 $1,370,000              $185,060


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - OMNIBUS STOCK PLAN
---------------------------
The Company's 1999 Omnibus Stock Plan covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). Shareholders approved the plan on June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated, 95,000 were outstanding, and 95,000 were exercisable as of March 31, 2004. On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. All of these options were outstanding and 57,000 were exercisable as of June 30, 2004. These options expire 10 years from the date of the grant. Options granted as of June 30, 2004, are exercisable as follows:

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 2 - OMNIBUS STOCK PLAN (continued)
--------------------------------------

                                              Three Months Ended              Six Months Ended
                                                  June 30                          June 30
                                                  -------                          -------
                                           2004             2003             2004            2003
                                           ----             ----             ----            ----
Net Income
  As reported                            $1,233,390       $561,276        $2,491,387       $794,359
  Pro forma                              $1,221,994       $548,366        $2,468,594       $768,539

Income Per Share
  As reported                                 $0.22          $0.10             $0.45          $0.14
  Pro forma                                   $0.22          $0.10             $0.45          $0.14

Income Per Share - Assuming Dilution:
  As reported                                 $0.22          $0.10             $0.45          $0.14
  Pro forma                                   $0.22          $0.10             $0.45          $0.14

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


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the six months ended June 30, 2004, the Company did not repurchase any shares of the Company's common stock. As of June 30, 2004, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003:

                                                        Three Months Ended                 Six Months Ended
                                                             June 30                           June 30
                                                             -------                           -------
                                                       2004           2003               2004            2003
                                                       ----           ----               ----            ----
Basic Earnings Per Share
------------------------
Net income numerator                               $1,233,390       $561,276          $2,491,387       $794,359
                                                    =========        =======           =========        =======

Weighted average shares outstanding denominator     5,489,815      5,489,533           5,489,815      5,489,533
                                                    =========      =========           =========      =========

     Basic Earnings Per Share                           $0.22          $0.10               $0.45          $0.14

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 4 - EARNINGS PER SHARE (continued)
---------------------------------------

                                                        Three Months Ended                 Six Months Ended
                                                             June 30                           June 30
                                                              ------                           -------
                                                       2004           2003               2004            2003
                                                       ----           ----               ----            ----

Diluted Earnings Per Share
Net income numerator                               $1,233,390       $561,276          $2,491,387       $794,359
                                                    =========        =======           =========        =======

Weighted average shares outstanding                 5,489,815      5,489,533           5,489,815      5,489,533
Effect of diluted securities                           83,129         36,887              85,500         27,158
                                                    ---------      ---------           ---------      ---------
Diluted shares outstanding denominator              5,572,944      5,526,420           5,575,315      5,516,691
                                                    =========      =========           =========      =========

     Diluted Earnings Per Share                         $0.22          $0.10               $0.45          $0.14


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 88% of consolidated revenues for the three and six months ended June 30, 2004, and 81% of revenues for the three and six months ended June 30, 2003. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

                                                       Three Months Ended                 Six Months Ended
                                                            June 30                           June 30
                                                            -------                           -------
                                                      2004           2003               2004              2003
                                                      ----           ----               ----              ----
Revenues
--------
Insurance company operation                       $13,369,520     $9,971,319         $27,077,721      $19,217,831

Other insurance operations                          6,661,853      6,750,716          13,066,703       12,212,584
Intersegment elimination (1)                       (4,787,959)    (4,430,019)         (9,220,819)      (7,721,808)
                                                    ---------      ---------           ---------        ---------
   Total other insurance operations                 1,873,894      2,320,697           3,845,884        4,490,776
                                                    ---------      ---------           ---------        ---------

   Total Revenues                                 $15,243,414    $12,292,016         $30,923,605      $23,708,607
                                                   ==========     ==========          ==========       ==========

Income Before Income Taxes
--------------------------
Insurance company operation                        $1,019,570      $(464,183)         $2,349,628        $(373,497)
Other insurance operations                            925,842      1,335,780           1,564,228        1,605,174
                                                    ---------      ---------           ---------        ---------
   Total Income Before Income Taxes                $1,945,412       $871,597          $3,913,856       $1,231,677
                                                    =========        =======           =========        =========


                                                                                             As of June 30
                                                                                             -------------
                                                                                        2004              2003
                                                                                        ----              ----
Assets
------
Insurance company operation                                                         $144,634,718     $129,582,467
Intersegment eliminations (2)                                                         (1,568,714)      (2,874,758)
                                                                                     -----------     ------------
     Total insurance company operation                                               143,066,004      126,707,709
Other insurance operations                                                            22,226,581       22,734,711
                                                                                     -----------      -----------
     Total Assets                                                                   $165,292,585     $149,442,420
                                                                                     ===========      ===========

(1) Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
Overview
--------

General
-------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and through its other subsidiaries provides insurance premium financing, and membership association services.

The Company had a net income of $1,233,390 for the three months ending June 30, 2004, compared to net income of $561,276 for the three months ended June 30, 2003, an increase in net income of $672,114 (120%). For the six months ended June 30, 2004, the Company had a net income of $2,491,387 compared to a net income of $794,359 for the six months ended June 30, 2003, an increase in net income of $1,697,028 (214%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management's discussion and analysis, the Company's financial statements and notes thereto and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance operation. The insurance company operation generated approximately 88% of the Company's total revenue for both the three and six months ended June 30, 2004. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

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

The insurance Company's current year's premiums reflect only premiums written in the state of California, as the Company discontinued writing insurance premiums outside of California in 2003. Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In 2002 the Company began placing moratoriums on non-California business on a state-by-state basis. By July 2003, the Company had placed moratoriums on all non-California business. In the six months ended June 30, 2004, all written premium had been produced in California. The Company has no short-term plan to expand into additional states or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

As a result of the current market conditions and rate increases on some of the Company's products, written premiums have increased $1,215,066 (7%) to $17,441,142 for the three months and $5,405,420 (19%) to $33,591,193 for the six months ended June 30, 2004, when compared to written premiums for the three and six months ended June 30, 2003. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on, among other things, market conditions, competition, and the Company's ability to introduce new and profitable products.

Over the past few years, the insurance industry has seen some difficult times as a result of September 11, industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost that have all contributed to the change from a "soft market" to a "hard market. The Company believes that a "hard market" cycle currently exists in the insurance marketplace. The Company has experienced beneficial market changes in its primary line of business and is benefiting from the fact that some of its competitors have gone out of business and others have raised rates or adopted more restrictive rules. Although the Company has increased its rates and adopted more restrictive underwriting guidelines, the beneficial market changes have contributed to a 19% increase in direct written premiums in the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on, among other things, market conditions, competition, and the Company's ability to introduce new and profitable products. The Company believes that rate adequacy is more important than premium growth, and underwriting profit is the Company's primary goal. Management's assessment of trends and underwriting results is a primary factor in its decisions to expand or contract its business.

Other Operations
----------------
The Company's other operations generate commissions, fees, and finance charges from various insurance related products. The events that have the most significant economic impact on other operations are as follows:

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in the financial statements. As a result of the increase in policies sold by Unifax, policy fee income increased 4% in the six months ended June 30, 2004, compared to the six months ended June 30, 2003.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups primarily for CIGNA HealthCare and receives commission and fee income based on the premiums that it writes. In April 2003, CIGNA discontinued its individual and family health insurance program to new policyholders in the state of California. On November 1, 2003, CIGNA began terminating approximately 2,200 individual and family policyholders on a runoff basis. The termination of policyholders will continue through October 1, 2004. In April 2003, AIB began assisting affected policyholders with the purchase of new health coverage through other insurance carriers. AIB has secured both commission and override commission relationships with other carriers including Health Net, Nationwide (formerly CalFarm), and PacifiCare, and is continuing its efforts to diversify and offer a wider variety of products to its customers. Overall, the commissions/overrides from other carriers are generally higher than the commission structure paid by CIGNA.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $124.1 million (at amortized cost) at June 30, 2004, compared to $118.6 million (at amortized cost) at December 31, 2003. Although the portfolio increased in 2004, investment income for the six months ended June 30, 2004 decreased $0.4 million. The decrease in investment income is primarily the result of a decline in short and long-term yields in the marketplace and a shorter weighted average maturity of the portfolio. Due to the interest rate environment, management believed it was prudent to purchase fixed maturity investments with shorter maturities with minimal credit risk.

The Company generated positive cash flows from operations of approximately $5.8 million in the six months ended June 30, 2004 and 2003.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2004, the Company had cash and investments of $124,191,709 (at amortized cost) of which $121,858,595 (98%) were investments of Crusader.

As of June 30, 2004, the Company had invested $118,157,182 (at amortized cost) or 95% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $118,157,182 (at amortized cost) include $988,394 (0.8%) of pre-refunded state and municipal tax-exempt bonds, $59,774,226 (50.6%) of U.S. treasury securities, $11,998,014 (10.2%) of U.S. government agency securities, $44,896,548 (38.0%) of industrial and miscellaneous securities, and $500,000 (0.4%) of certificates of deposit. The tax-exempt interest income earned for the three and six months ended June 30, 2004 was $12,430 and $29,517, respectively.

The balance of the Company's investments is in short-term investments that include, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and any one U.S. government agency is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any materially adverse financial impact.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 3). No shares were repurchased by the Company in the six months ended June 30, 2004.

Although material capital expenditures may also be funded through borrowings, the Company believes that cash to be generated from operations plus cash and short-term investments as of the date of this report, net of trust restriction of $310,606, statutory deposits of $600,000, cash of $752,659 deposited with superior courts in lieu of bonds, and the dividend restriction between Crusader and Unico, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.


Results of Operations:
---------------------
All comparisons made in this discussion are comparing the three months and six months ended June 30, 2004, to the three months and six months ended June 30, 2003, unless otherwise indicated.

The Company had a net income of $1,233,390 for the three months ending June 30, 2004, compared to net income of $561,276 for the three months ended June 30, 2003, an increase in net income of $672,114. For the six months ended June 30, 2004, the Company had a net income of $2,491,387 compared to a net income of $794,359 for the six months ended June 30, 2003, an increase in net income of $1,697,028. Total revenues increased $2,951,398 (24%) to $15,243,414 for the three months and $7,214,998 (30%) to $30,923,605 for the six months ended June 30, 2004, when compared to total revenues of $12,292,016 for the three months and $23,708,607 for the six months ended June 30, 2003.

Premium written, before reinsurance, increased $1,215,066 (7%) to $17,441,142 for the three months and $5,405,420 (19%) to $33,591,193 for the six months ended June 30, 2004, compared to written premium of $16,226,076 for the three months and $28,185,773 for the six months ended June 30, 2003. The growth in written premium in the three and six months ended June 30, 2004 was primarily the result of higher premium rates charged by the Company which has resulted in a 16% increase in the average premium per policy for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The increase in average gross written premium per policy is a result of several factors including a subsidence in price based competition in the property casualty insurance market and an increase in rates for some of the Company's products.

The Company's average gross written premium per policy issued is as follows:

                                 Gross
          Year to Date          Written       Policies       Average Gross
             June 30            Premium        Issued       Written Premium
             -------            -------        ------       ---------------
              2004            $33,591,193      10,515           $3,195
              2003            $28,185,773      10,229           $2,755

The Company primarily writes commercial multiple peril business package policies in the state of California. This line of business represents approximately 98% of Crusader's total written premium for the three months and six months ended June 30, 2004. The Company has no short-term plan to expand into additional states, or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

PREMIUM EARNED before reinsurance increased $4,190,404 (33%) to $16,839,035 for the three months and $9,240,442 (38%) to $33,313,993 for the six months ended June 30, 2004, compared to $12,648,631 for the three months and $24,073,551 for the six months ended June 30, 2003. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

PREMIUM CEDED increased $596,383 (15%) to $4,511,488 for the three months ended and $1,020,926 (14%) to $8,400,127 for the six months ended June 30, 2004, compared to ceded premium of $3,915,105 in the three months and $7,379,201 for the six months ended June 30, 2003. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded between the three and six months ended June 30, 2004, and June 30, 2003, is as follows:

                                                     Three Months Ended June 30                    Six Months Ended June 30
                                                     --------------------------                    ------------------------
                                                                            Increase                                     Increase
                                                  2004          2003       (Decrease)          2004          2003       (Decrease)
                                                  ----          ----        --------           ----          ----        --------

Direct earned premium                          $16,839,035   $12,648,631   $4,190,404       $33,313,993   $24,073,551   $9,240,442
Earned ceded premium:
  Excluding provisionally rated ceded premium    4,488,767     3,887,165      601,602         8,684,829     7,310,271    1,374,558
  Provisionally rated ceded premium                 22,721        27,940       (5,219)         (284,702)       68,930     (353,632)
                                                 ---------     ---------      -------         ---------     ---------    --------
     Total earned ceded premium                  4,511,488     3,915,105      596,383         8,400,127     7,379,201    1,020,926
Ceding commission                                1,496,280     1,278,271      218,009         2,959,916     2,432,618      527,298
                                                 ---------     ---------      -------         ---------     ---------      -------
     Total earned ceded premium
      net of ceding commission                  $3,015,208    $2,636,834     $378,374        $5,440,211    $4,946,583     $493,628
                                                 =========     =========      =======         =========     =========      =======

The increase in ceded premium (excluding provisionally rated ceded premium) for the three and six months ended June 30, 2004, is primarily related to the increase in direct earned premium. Other factors effective January 1, 2004, affecting ceded premium were a slight decrease in the reinsurance rate charged by the Company's reinsurers and a change in the Company's participation in certain reinsurance treaties. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% on its 1st layer ($750,000 in excess of $250,000), 10% on its 2nd layer ($1,000,000 in excess of $1,000,000), and 30%
on its property clash treaty. In 2004 Crusader retained participation on its excess of loss reinsurance treaties of 10% for both its 1st and 2nd layer and 15% on its property clash treaty.

NET INVESTMENT INCOME, excluding realized investment gains, decreased $195,292 (16%) to $1,031,652 for the three months and $373,877(15%) to $2,133,070 for the six months ended June 30, 2004, compared to investment income of $1,226,944 for the three months and $2,506,947 for the six months ended June 30, 2003. The decrease in investment income is primarily the result of a continued decline in the average return on invested assets in the Company's investment portfolio due to both a general decline in short and long-term yield in the marketplace and a shorter weighted average maturity of the portfolio.

The Company continually evaluates the recoverability of its investment holdings. The assessment of whether a decline in fair value is considered temporary or other then temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the quarter ended June 30, 2004, the Company had no investments with a decline in market value that was considered other than temporary. No investments were sold in the quarter ended June 30, 2004.

At June 30, 2004, the Company held fixed maturity investments with unrealized appreciation of $1,738,368 and fixed maturity investments with unrealized depreciation of $589,054. The Company does not deem the unrealized depreciation to be significant or indicative of an other-than-temporary decline, either individually or in the aggregate. The following table summarizes, for all fixed maturities in an unrealized loss position at June 30, 2004, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                                              Gross
                        Fair Value       Unrealized Loss
                        ----------       ---------------
0-6 months             $63,483,290          $574,207
7-12 months                958,500            14,535
Over 12 months              15,046               312
                        ----------           -------
  Total                $64,456,836          $589,054
                        ==========           =======

As of June 30, 2004, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities and U.S. government agency securities with a fair value of $61,998,185 and an unrealized loss of $559,312 and a single industrial bond with a fair value of $1,485,105 and an unrealized loss of $14,895. The fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consists of a single pre-refunded municipal bond with a fair value of $985,500 and an unrealized loss of $14,535. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consists of a single pre-refunded state bond with a fair value of $15,046 and an unrealized loss of $312.

GROSS COMMISSION AND FEES decreased $440,270 (21%) to $1,629,153 for the three months and $667,182 (17%) to $3,339,750 for the six months ended June 30, 2004, compared to commission and fees of $2,069,423 for the three months and $4,006,932 for the six months ended June 30, 2003.

The decrease in gross commission and fee income for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003, are as follows:

                                                   Three Months Ended June 30                    Six Months Ended June 30
                                                   --------------------------                    ------------------------
                                                                        Increase                                        Increase
                                                2004         2003      (Decrease)             2004           2003      (Decrease)
                                                ----         ----      ----------             ----           ----       --------
Policy fee income                             $865,135     $897,716     $(32,581)          $1,706,081     $1,637,797     $68,284
Health and life insurance program              531,745      864,571     (332,826)           1,161,262      1,754,223    (592,961)
Other commission and fee income                 93,876      136,568      (42,692)             192,412        269,697     (77,285)
Daily automobile rental program:
  Excluding contingent commission              138,397      143,894       (5,497)             270,507        286,950     (16,443)
  Claim administration fee                           -       26,674      (26,674)                   -         58,265     (58,265)
  Contingent commission                              -            -            -                9,488              -       9,488
                                             ---------    ---------      -------            ---------      ---------     -------
     Gross commission and fee income        $1,629,153   $2,069,423    $(440,270)          $3,339,750     $4,006,932   $(667,182)
                                             =========    =========      =======            =========      =========     =======

The decrease in health and life insurance program commission and fee income of approximately 34% is primarily due to a decrease in premium written by AIB due to CIGNA's discontinuing its individual and family health insurance programs in the state of California. CIGNA's termination of their California individual and family health insurance does not affect CIGNA's individual and family dental program. Due to intense competition in both rates and benefits offered, CIGNA small business group program has also decreased.

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

LOSSES AND LOSS ADJUSTMENT EXPENSES were 70% of net premium earned for the three months and 71% of net premium earned for the six months ended June 30, 2004, compared to 80% of net premium earned for the three months and 82% of net premium earned for the six months ended June 30, 2003. Current year losses and loss adjustment expenses were 71% of net premium earned for the three and six months ended June 30, 2004, compared to 78% for the three and six months ended June 30, 2003. Incurred losses of prior years were approximately $154,000 (favorable development) in the three months and $175,000 (favorable development) in the six months ended June 30, 2004, compared to an incurred losses of prior years of approximately $161,000 (adverse development) in the three months and $656,000 (adverse development) in the six months ended June 30, 2003.

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

Crusader believes that implementation of management's actions on the underwriting components discussed above have contributed to improved operating results.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 21% of net premium earned for the three and the six months ended June 30, 2004, and 21% of net earned premium for the three months ended June 30, 2003, and 22% of net earned premium for the six months ended June 30, 2003.

SALARIES AND EMPLOYEE BENEFITS decreased $188,930 (15%) to $1,097,345 for the three months and $166,221 (7%) to $2,313,464 for the six months ended June 30, 2004, compared to salary and employee benefits of $1,286,275 for the three months and $2,479,685 for the six months ended June 30, 2003.

The decrease in the three months was primarily due to the classification of employees associated with the production of Crusader insurance policies whose salaries and employee benefits are capitalized as part of policy acquisition cost. In addition, the Company stopped providing claim administration services in 2004 and, therefore, did not incur any salaries and employee benefits as compared to the three and six months ended June 30, 2003.

COMMISSIONS TO AGENTS/BROKERS decreased $151,142 (40%) to $231,173 for the three months and $282,597 (36%) to $502,296 for the six months ended June 30, 2004, compared to commission expense of $382,315 for the three months and $784,893 for the six months ended June 30, 2003. The decrease is primarily the result of a decrease in premiums written in the health and life insurance program and is related to the decrease in commission income.

OTHER OPERATING EXPENSES decreased $213,174 (24%) to $672,921 for the three months and $420,535 (22%) to $1,462,029 for the six months ended June 30, 2004, compared to $886,095 for the three months and $1,882,564 for the six months ended June 30, 2003. The decrease in other operating expenses in the three and six months ended June 30, 2004 is primarily due to a decrease of approximately $163,000 and $287,000 in legal expenses respectively.

INCOME TAX PROVISION was an expense of $712,022 (37% of pre-tax income) for the three months and $1,422,469 (36% of pre-tax income) for the six months ended June 30, 2004, compared to an income tax expense of $310,321 (36% of pre-tax income) in the three months and an income tax expense of $437,318 (36% of pre-tax income) for the six months ended June 30, 2003. This change was primarily due to a pre-tax income of $1,945,412 (including tax-exempt investment income of $12,430) in the three months and $3,913,856 (including tax-exempt investment income of $29,517) in the six months ended June 30, 2004, compared to pre-tax income of $871,597 (including tax-exempt investment income of $34,879) in the three months and a pre-tax income of $1,231,677 (including tax-exempt investment income of $70,183) in the six months ended June 30, 2003.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2004, and the three and six months ended June 30, 2003, was not significant.

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

The Company's invested assets consist of the following:
                                                                 June 30            December 31        Increase
                                                                  2004                 2003            (Decrease)
                                                                  ----                 ----             --------
Fixed maturity bonds (at amortized value)                     $117,657,182         $110,825,592        $6,831,590
Short-term cash investments (at cost)                            5,977,443            7,229,315        (1,251,872)
Certificates of deposit (over 1 year, at cost)                     500,000              500,000                 -
                                                               -----------          -----------         ---------
     Total invested assets                                    $124,134,625         $118,554,907        $5,579,718
                                                               ===========          ===========         =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION
---------------------------

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
------------------------------------------------------------------------------
         SECURITIES
         ----------

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended June 30, 2004, by the Company and persons who may be deemed to be "affiliated purchasers" as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934.

                                                                    Total Number                   Maximum
                                                                      of Shares                    Number
                               Total                              Purchased as Part               of Shares
                             Number of           Average             Of Publicly               that May Yet Be
                               Shares          Price Paid          Announced Plans           Purchased Under the
         Period              Purchased          per Share          or Programs(1)             Plans or Programs
         ------              ---------          ---------          -----------                -----------------
     April 1, 2004
     Through
     April 30, 2004                 -                 -                   -                          76,042

     May 1, 2004
     Through
     May 31, 2004                 12(2)           $5.00                   -                          76,042


     June 1,2004
     Through
     June 30, 2004              2,700(2)          $5.92                   -                          76,042
                                -----              ----                                              ------
         Total                  2,712(2)          $5.92                   -                          76,042
                                =====              ====                                              ======


(1) In March 2000, the Board of Directors authorized the purchase of up to an aggregate of 945,000 shares of common stock. The program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2004, an aggregate of 868,958 shares of common stock had been purchased by the Company pursuant to this authorization.

(2) Purchased by executive officers who may be deemed to be "affiliated purchasers" as defined in Rule 10b-18(a)(3)(ii) promulgated under the Securities Exchange Act of 1934. Nothing contained herein shall be deemed an admission that any of such executive officers is an "affiliated purchaser" as defined in Rule 10b-18(a)(3)(ii).


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On May 27, 2004, the Company held its Annual Meeting of Stockholders.
(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.
(c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

         Name                            For               Against or Withheld
         ----                            ---               -------------------
     Erwin Cheldin                    4,540,430                  265,636
     Lester A. Aaron                  4,532,435                  273,631
     Cary L. Cheldin                  4,532,435                  273,631
     George C. Gilpatrick             4,541,335                  264,731
     David A. Lewis                   4,530,997                  275,069
     Warren D. Orloff                 4,531,997                  274,069
     Donald B. Urfrig                 4,646,897                  159,169

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

(b) Reports on Form 8-K:

      On May 14, 2004, the Company filed a Form 8-K pursuant to which the Company furnished under Item 12 its earnings press release for the quarter ended March 31, 2004.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNICO AMERICAN CORPORATION



Date:   August 12, 2004   By:  /s/ ERWIN CHELDIN
                               -----------------
                               Erwin Cheldin
                               Chairman of the Board, President and Chief
                               Executive Officer, (Principal Executive Officer)



Date:   August 12, 2004   By:  /s/ LESTER A. AARON
                               -------------------
                               Lester A. Aaron
                               Treasurer, Chief Financial Officer, (Principal
                               Accounting and Principal Financial Officer)

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