Form 10-Q
period 2004-09-30
UNICO AMERICAN CORP
filed 2004-11-08
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004 or

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

                                    5,492,315
       Number of shares of common stock outstanding as of November 5, 2004

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                September 30          December 31
                                                                                    2004                  2003
                                                                                    ----                  ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  September 30,
         2004  $123,058,395, December 31, 2003  $111,325,592)                   $124,456,232          $114,524,046
   Short-term investments, at cost                                                 2,980,931             7,229,315
                                                                                 -----------           -----------
      Total Investments                                                          127,437,163           121,753,361
Cash                                                                                  33,811                37,988
Accrued investment income                                                          1,076,371             1,251,126
Premiums and notes receivable, net                                                 8,147,865             8,290,169
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                        1,315,681               622,964
   Unpaid losses and loss adjustment expenses                                     20,151,388            19,255,229
Prepaid reinsurance premiums                                                          80,799                81,872
Deferred policy acquisition costs                                                  8,225,744             8,054,363
Property and equipment (net of accumulated depreciation)                             300,555               323,090
Income taxes receivable                                                              177,057                     -
Deferred income taxes                                                              1,332,726               975,701
Other assets                                                                         308,434               847,832
                                                                                 -----------           -----------
     Total Assets                                                               $168,587,594          $161,493,695
                                                                                 ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                       $84,254,178           $78,139,090
Unearned premiums                                                                 35,614,640            34,675,180
Advance premium and premium deposits                                               1,142,054             1,118,618
Income taxes payable                                                                       -               614,662
Notes payable-related parties                                                      1,000,000             1,500,000
Accrued expenses and other liabilities                                             5,376,671             6,975,288
                                                                                 -----------           -----------
    Total Liabilities                                                           $127,387,543          $123,022,838
                                                                                 -----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
   shares 5,489,815 at September 30, 2004, and 5,489,815 at December 31, 2003     $2,700,272            $2,700,272
Accumulated other comprehensive income                                               922,573             2,110,979
Retained earnings                                                                 37,577,206            33,659,606
                                                                                  ----------            ----------
  Total Stockholders' Equity                                                     $41,200,051           $38,470,857
                                                                                  ----------            ----------

  Total Liabilities and Stockholders' Equity                                    $168,587,594          $161,493,695
                                                                                 ===========           ===========

            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended                    Nine Months Ended
                                                                September 30                          September 30
                                                                ------------                          ------------
                                                           2004              2003                2004              2003
                                                           ----              ----                ----              ----
REVENUES
--------
Insurance Company Revenues
  Premium earned                                       $17,298,120       $14,173,992         $50,612,113       $38,247,543
  Premium ceded                                          4,797,341         4,459,577          13,197,468        11,838,778
                                                        ----------         ---------          ----------        ----------
     Net premium earned                                 12,500,779         9,714,415          37,414,645        26,408,765
  Net investment income                                  1,053,114         1,168,185           3,167,781         3,648,970
  Other income                                              23,564            27,771              72,752            70,467
                                                        ----------        ----------          ----------        ----------
     Total Insurance Company Revenues                   13,577,457        10,910,371          40,655,178        30,128,202

Other Revenues from Insurance Operations
  Gross commissions and fees                             1,656,143         2,054,803           4,995,893         6,061,735
  Investment income                                          9,260            12,063              27,663            38,225
  Finance charges and fees earned                          231,799           247,323             713,537           698,330
  Other income                                               3,295             4,246               9,288            10,921
                                                        ----------        ----------          ----------        ----------
     Total Revenues                                     15,477,954        13,228,806          46,401,559        36,937,413
                                                        ----------        ----------          ----------        ----------

EXPENSES
--------
Losses and loss adjustment expenses                      8,719,947         9,710,516          26,328,735        23,386,361
Policy acquisition costs                                 2,616,107         2,132,412           7,739,279         5,786,355
Salaries and employee benefits                           1,256,240         1,289,615           3,569,704         3,769,300
Commissions to agents/brokers                              226,191           374,531             728,487         1,159,424
Other operating expenses                                   540,097           746,186           2,002,126         2,628,750
                                                        ----------        ----------          ----------        ----------
     Total Expenses                                     13,358,582        14,253,260          40,368,331        36,730,190
                                                        ----------        ----------          ----------        ----------

     Income (Loss) Before Taxes                          2,119,372        (1,024,454)          6,033,228           207,223
Income Tax Provision (Benefit)                             693,159          (290,892)          2,115,628           146,426
                                                         ---------           -------           ---------           -------
     Net Income (Loss)                                  $1,426,213         $(733,562)         $3,917,600           $60,797
                                                         =========           =======           =========            ======




PER SHARE DATA
--------------
Basic Shares Outstanding                                 5,489,815         5,489,533           5,489,815         5,489,533
Basic Earnings (Loss) Per Share                              $0.26            $(0.13)              $0.71             $0.01

Diluted Shares Outstanding                               5,581,440         5,489,533           5,577,357         5,523,397
Diluted Earnings (Loss) Per Share                            $0.26            $(0.13)              $0.70             $0.01


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30                      September 30
                                                                       ------------                      ------------
                                                                   2004            2003              2004            2003
                                                                   ----            ----              ----            ----
Net Income (Loss)                                               $1,426,213      $(733,562)        $3,917,600        $60,797

Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified
        as available-for-sale arising during the period            164,025       (524,147)        (1,188,406)      (418,463)
                                                                 ---------      ---------          ----------       -------
            Comprehensive Income (Loss)                         $1,590,238    $(1,257,709)        $2,729,194      $(357,666)
                                                                 =========      =========          =========        =======


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                                                          2004                  2003
                                                                                          ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                          $3,917,600               $60,797
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                         70,982                66,543
      Bond amortization, net                                                              197,825               239,228
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     317,059            (1,974,853)
      Reinsurance recoverable                                                          (1,588,876)            5,039,976
      Prepaid reinsurance premiums                                                          1,073                11,777
      Deferred policy acquisition costs                                                  (171,381)           (1,556,686)
      Other assets                                                                        539,398               750,810
      Reserve for unpaid losses and loss adjustment expenses                            6,115,088              (841,392)
      Unearned premium reserve                                                            939,460             7,821,478
      Funds held as security and advanced premiums                                         23,436              (108,295)
      Accrued expenses and other liabilities                                           (1,598,617)           (2,027,640)
      Income taxes current/deferred                                                      (359,478)             (445,517)
      Income tax recoverable                                                             (177,057)            1,442,749
                                                                                        ---------             ---------
          Net Cash Provided from Operations                                             8,226,512             8,478,975
                                                                                        ---------             ---------

Investing Activities
     Purchase of fixed maturity investments                                           (42,462,593)          (34,261,666)
     Proceeds from maturity of fixed maturity investments                              30,530,817            26,815,000
     Net (increase) decrease in short-term investments                                  4,249,534            (1,719,521)
     Additions to property and equipment                                                  (48,447)              (24,636)
                                                                                        ---------             ---------
          Net Cash (Used) by Investing Activities                                      (7,730,689)           (9,190,823)
                                                                                        ---------             ---------

Financing Activities
    Proceeds from notes payable - related parties                                               -             1,500,000
    Repayment of notes payable - related parties                                         (500,000)             (750,000)
                                                                                          -------               -------
          Net Cash Provided (Used) by Financing Activities                               (500,000)              750,000
                                                                                          -------               -------

Net increase (decrease) in cash                                                            (4,177)               38,152
    Cash at beginning of period                                                            37,988                19,766
                                                                                           ------                ------
          Cash at End of Period                                                           $33,811               $57,918
                                                                                           ======                ======
Supplemental Cash Flow Information Cash paid during the period for:
          Interest                                                                          2,603                24,058
          Income taxes                                                                 $2,371,239              $245,520


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - OMNIBUS STOCK PLAN
---------------------------
The Company's 1999 Omnibus Stock Plan covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.). Shareholders approved the plan on June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated, 95,000 were outstanding, and 95,000 were exercisable as of September 30, 2004. On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. All of these options were outstanding and 57,000 were exercisable as of September 30, 2004. These options expire 10 years from the date of the grant. Options outstanding as of September 30, 2004, are exercisable as follows:

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 2 - OMNIBUS STOCK PLAN (continued)
--------------------------------------

                                                     Three Months Ended                Nine Months Ended
                                                        September 30                      September 30
                                                        ------------                      ------------
                                                    2004           2003               2004             2003
                                                    ----           ----               ----             ----
Net Income (loss)
  As reported                                    $1,426,213      $(733,562)         $3,917,600       $60,797
  Pro forma                                      $1,414,817      $(746,472)         $3,883,411       $22,068

Income (loss) Per Share
  As reported                                         $0.26         $(0.13)              $0.71         $0.01
  Pro forma                                           $0.26         $(0.14)              $0.71         $0.00

Income (loss) Per Share - Assuming Dilution:
  As reported                                         $0.26         $(0.13)              $0.70         $0.01
  Pro forma                                           $0.26         $(0.14)              $0.70         $0.00

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


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the nine months ended September 30, 2004, the Company did not repurchase any shares of the Company's common stock. As of September 30, 2004, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003:

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                      September 30
                                                            ------------                      ------------
                                                        2004             2003            2004              2003
                                                        ----             ----            ----              ----
Basic Earnings (Loss) Per Share
-------------------------------
Net income (loss) numerator                          $1,426,213        $(733,562)      $3,917,600          $60,797
                                                      =========          =======        =========           ======

Weighted average shares outstanding denominator       5,489,815        5,489,533        5,489,815        5,489,533
                                                      =========        =========        =========        =========

     Basic Earnings (Loss) Per Share                     $0.26            $(0.13)           $0.71            $0.01

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 4 - EARNINGS PER SHARE (continued)
--------------------------------------

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                      September 30
                                                            ------------                      ------------
                                                        2004             2003            2004               2003
                                                        ----             ----            ----               ----
Diluted Earnings (Loss) Per Share
---------------------------------
Net income (loss) numerator                          $1,426,213        $(733,562)      $3,917,600          $60,797
                                                      =========          =======        =========           ======

Weighted average shares outstanding                   5,489,815        5,489,533        5,489,815        5,489,533
Effect of diluted securities*                            91,625                -           87,542           33,864
                                                      ---------        ---------        ---------        ---------
Diluted shares outstanding denominator                5,581,440        5,489,533        5,577,357        5,523,397
                                                      =========        =========        =========        =========

     Diluted Earnings (Loss) Per Share                    $0.26           $(0.13)           $0.70            $0.01

*In loss periods options are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect. Therefore, all options were excluded from the calculation of diluted EPS for the three months ended September 30, 2003.

NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 88% of consolidated revenues for the three and nine months ended September 30, 2004, and 81% of revenues for the three and nine months ended September 30, 2003. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                      September 30
                                                            ------------                      ------------
                                                        2004             2003            2004              2003
                                                        ----             ----            ----              ----
Revenues
--------
Insurance company operation                         $13,577,457      $10,910,371      $40,655,178      $30,128,202


Other insurance operations                            6,830,397        7,226,921       19,897,100       19,439,505
Intersegment elimination (1)                         (4,929,900)      (4,908,486)     (14,150,719)     (12,630,294)
                                                      ---------        ---------       ----------       ----------
   Total other insurance operations                   1,900,497        2,318,435        5,746,381        6,809,211
                                                      ---------       ----------        ---------        ---------

   Total Revenues                                   $15,477,954      $13,228,806      $46,401,559      $36,937,413
                                                     ==========       ==========       ==========       ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                          $1,006,067      $(2,640,464)      $3,355,695      $(3,013,961)
Other insurance operations                            1,113,305        1,616,010        2,677,533        3,221,184
                                                      ---------        ---------        ---------        ---------
   Total Income (Loss) Before Income Taxes           $2,119,372      $(1,024,454)      $6,033,228         $207,223
                                                      =========        =========        =========          =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 5 - SEGMENT REPORTING (continued)
-------------------------------------
                                                         As of September 30
                                                         ------------------
                                                        2004            2003
                                                        ----            ----
Assets
------
Insurance company operation                        $148,047,128    $130,582,167
Intersegment eliminations (2)                        (2,488,063)     (3,164,423)
                                                    -----------     -----------
     Total insurance company operation              145,559,065     127,417,744

Other insurance operations                           23,028,529      26,505,346
                                                     ----------      ----------
     Total Assets                                  $168,587,594    $153,923,090
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

The Company had a net income of $1,426,213 for the three months ending September 30, 2004, compared to net loss of $733,562 for the three months ended September 30, 2003, an increase in net income of $2,159,775. For the nine months ended September 30, 2004, the Company had a net income of $3,917,600 compared to a net income of $60,797 for the nine months ended September 30, 2003, an increase in net income of $3,856,803.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management's discussion and analysis, the Company's financial statements and notes thereto and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance operation. The insurance company operation generated approximately 88% of the Company's total revenue for both the three and nine months ended September 30, 2004. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

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

Primarily as a result of losses from liquor and premise liability coverages, much of the Company's business outside of California has not been profitable. In 2002 the Company began placing moratoriums on non-California business on a state-by-state basis. By July 2003, the Company had placed moratoriums on all non-California business. In the nine months ended September 30, 2004, all written premium had been produced in California. The Company has no short-term plan to expand into additional states or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

As a result of the current market conditions and rate increases on some of the Company's products, written premiums have increased 4% for the three months and 12% for the nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent upon, among other things, market conditions, competition, and the Company's ability to introduce new and profitable products. Over the past few years, the insurance industry has seen some difficult times as a result of September 11, industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost that have all contributed to the change from a "soft market" to a "hard market. The

Company believes that the "hard market" condition that currently exists in the insurance marketplace is beginning to moderate. The Company has experienced beneficial market changes in its primary line of business and is benefiting from the fact that some of its competitors have gone out of business and others have raised rates or adopted more restrictive rules. Although the Company has increased its rates and adopted more restrictive underwriting guidelines, the beneficial market changes have contributed to a 12% increase in direct written premiums in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The Company's future writings and growth are dependent upon, among other things, market conditions, competition, and the Company's ability to introduce new and profitable products. The Company believes that rate adequacy is more important than premium growth, and underwriting profit is the Company's primary goal. Management's assessment of trends and underwriting results is a primary factor in its decisions to expand or contract its business.

Other Operations
----------------
The Company's other operations generate commissions, fees, and finance charges from various insurance related products. The events that have the most significant economic impact on other operations are as follows:

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in the financial statements. Since the number of policies sold by Unifax did not significantly change for the three and nine month ended September 30, 2004, compared to the three and nine months ended September 30, 2003, policy fee income did not significantly change.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups primarily for CIGNA HealthCare and receives commission and fee income based on the premiums that it writes. In April 2003, CIGNA discontinued its individual and family health insurance program to new policyholders in the state of California. On November 1, 2003, CIGNA began terminating approximately 2,200 individual and family policyholders on a runoff basis. The termination of policyholders continued through October 1, 2004. In April 2003, AIB began assisting affected policyholders with the purchase of new health coverage through other insurance carriers. AIB has secured both commission and override commission relationships with other carriers including Health Net, Nationwide (formerly CalFarm), and PacifiCare and is continuing its efforts to diversify and offer a wider variety of products to its customers. Overall, the commissions/overrides from other carriers are generally higher than the commission structure paid by CIGNA.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $126.0 million (at amortized cost) at September 30, 2004, compared to $118.6 million (at amortized cost) at December 31, 2003. Although the portfolio increased in 2004, investment income for the nine months ended September 30, 2004, decreased $0.5 million. The decrease in investment income is primarily the result of a decline in short and long-term yields in the marketplace and a shorter weighted average maturity of the portfolio. Due to the interest rate environment, management believed it was prudent to purchase fixed maturity investments with shorter maturities with minimal credit risk.

The Company generated positive cash flows from operations of approximately $8.2 million in the nine months ended September 30, 2004, compared to $8.5 million in the nine months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 2004, the Company had cash and investments of $126,073,137 (at amortized cost) of which $123,889,247 (98%) were investments of Crusader.

As of September 30, 2004, the Company had invested $123,058,395 (at amortized cost) or 98% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $123,058,395 (at amortized cost) include $979,368 (0.8%) of pre-refunded state and municipal tax-exempt bonds, $69,766,899 (56.7%) of U.S. treasury securities, $11,998,393 (9.7%) of U.S. government agency securities, $39,813,735 (32.4%) of industrial and miscellaneous securities, and $500,000 (0.4%) of certificates of deposit. The tax-exempt interest income earned for the three and nine months ended September 30, 2004 was $3,530 and $33,047, respectively.

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

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 3). No shares were repurchased by the Company in the nine months ended September 30, 2004.

Although material capital expenditures may also be funded through borrowings, the Company believes that cash to be generated from operations plus cash and short-term investments as of the date of this report, net of trust restriction of $768,836, statutory deposits of $600,000, cash of $752,659 deposited with superior courts in lieu of bonds, and the dividend restriction between Crusader and Unico, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.


RESULTS OF OPERATIONS:
---------------------
All comparisons made in this discussion are comparing the three months and nine months ended September 30, 2004, to the three months and nine months ended September 30, 2003, unless otherwise indicated.

The Company had a net income of $1,426,213 for the three months ending September 30, 2004, compared to net loss of $733,562 for the three months ended September 30, 2003, an increase in net income of $2,159,775. For the nine months ended September 30, 2004, the Company had a net income of $3,917,600 compared to a net income of $60,797 for the nine months ended September 30, 2003, an increase in net income of $3,856,803. Total revenues increased $2,249,148 (17%) to $15,477,954 for the three months and $9,464,146 (26%) to $46,401,559 for the nine months ended September 30, 2004, when compared to total revenues of $13,228,806 for the three months and $36,937,413 for the nine months ended September 30, 2003.

Premium written before reinsurance increased $77,132 (0.4%) to $17,960,380 for the three months and $5,482,552 (12%) to $51,551,573 for the nine months ended September 30, 2004, compared to written premium of $17,883,248 for the three months and $46,069,021 for the nine months ended September 30, 2003. The growth in written premium in the nine months ended September 30, 2004, was primarily the result of higher premium rates charged by the Company which has resulted in a 12% increase in the average premium per policy for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The increase in average gross written premium per policy is a result of several factors including a subsidence in price based competition in the property casualty insurance market and an increase in rates for some of the Company's products.

The Company's average gross written premium per policy issued is as follows:

                               Gross
        Nine Months Ended     Written      Policies    Average Gross
          September 30        Premium       Issued    Written Premium
          ------------        -------       ------    ---------------
              2004          $51,551,573     15,995        $3,223
              2003          $46,069,021     15,964        $2,886

The Company primarily writes commercial multiple peril business package policies in the state of California. This line of business represents approximately 98% of Crusader's total written premium for the three months and nine months ended September 30, 2004. The Company has no short-term plan to expand into additional states or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

PREMIUM EARNED before reinsurance increased $3,124,128 (22%) to $17,298,120 for the three months and $12,364,570 (32%) to $50,612,113 for the nine months ended September 30, 2004, compared to $14,173,992 for the three months and $38,247,543 for the nine months ended September 30, 2003. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The increase in earned premium is a direct result of the related increase in written premium previously discussed.

PREMIUM CEDED increased $337,764 (8%) to $4,797,341 for the three months ended and $1,358,690 (11%) to $13,197,468 for the nine months ended September 30, 2004, compared to ceded premium of $4,459,577 in the three months and $11,838,778 for the nine months ended September 30, 2003. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer. The change in premium ceded between the three and nine months ended September 30, 2004, and September 30, 2003, is as follows:

                                                    Three Months Ended September 30             Nine Months Ended September 30
                                                    -------------------------------             ------------------------------
                                                                             Increase                                     Increase
                                                   2004          2003       (Decrease)          2004          2003       (Decrease)
                                                   ----          ----        --------           ----          ----        --------

Direct earned premium                          $17,298,120   $14,173,992    $3,124,128       $50,612,113   $38,247,543  $12,364,570
Earned ceded premium:
  Excluding provisionally rated ceded premium    4,575,340     4,372,280       203,060        13,260,169    11,774,244    1,485,925
  Provisionally rated ceded premium                222,001        87,297       134,704           (62,701)       64,534     (127,235)
                                                 ---------     ---------       -------        ----------    ----------    ---------
     Total earned ceded premium                  4,797,341     4,459,577       337,764        13,197,468    11,838,778    1,358,690
Ceding commission                                1,537,599     1,431,169       106,430         4,497,515     3,863,787      633,728
                                                 ---------     ---------       -------         ---------     ---------      -------
     Total earned ceded premium
      net of ceding commission                  $3,259,742    $3,028,408      $231,334        $8,699,953    $9,794,991     $724,962
                                                =========      =========       =======         =========     =========      =======


The increase in ceded premium (excluding provisionally rated ceded premium) for the three and nine months ended September 30, 2004, is primarily related to the increase in direct earned premium. Other factors effective January 1, 2004, affecting ceded premium were a slight decrease in the reinsurance rate charged by the Company's reinsurers and a change in the Company's participation in certain reinsurance treaties. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% on its 1st layer ($750,000 in excess of $250,000), 10% on its 2nd layer ($1,000,000 in excess of $1,000,000), and 30%
on its property clash treaty. In 2004 Crusader retained participation on its excess of loss reinsurance treaties of 10% for both its 1st and 2nd layer and 15% on its property clash treaty.

NET INVESTMENT INCOME, excluding realized investment gains, decreased $117,874 (10%) to $1,062,374 for the three months and $491,751 (13%) to $3,195,444 for the nine months ended September 30, 2004, compared to investment income of $1,180,248 for the three months and $3,687,195 for the nine months ended September 30, 2003.

The decrease in investment income is primarily the result of a continued decline in the average return on invested assets in the Company's investment portfolio due to both a general decline in short and long-term yield in the marketplace and a shorter weighted average maturity of the portfolio.

The Company continually evaluates the recoverability of its investment holdings. The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statement of operations. During the quarter ended September 30, 2004, the Company had no investment with a decline in market value that was considered other than temporary. No investments were sold in the quarter ended September 30, 2004.

At September 30, 2004, the Company held fixed maturity investments with unrealized appreciation of $1,771,067 and fixed maturity investments with unrealized depreciation of $373,230. The Company does not deem the unrealized depreciation to be significant or indicative of an other-than-temporary decline, either individually or in the aggregate. The following table summarizes, for all fixed maturities in an unrealized loss position at September 30, 2004, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                                           Gross
                      Fair Value       Unrealized Loss
                      ----------       ---------------
0-6 months           $58,642,330          $315,199
7-12 months            7,002,206            57,740
Over 12 months            15,044               291
                      ----------           -------
  Total              $65,659,580          $373,230
                      ==========           =======

As of September 30, 2004, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities and U.S. government agency securities with a fair value of $58,642,330 and an unrealized loss of $315,199. The fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consists of U.S. treasury securities and U.S. government agency securities with a fair value of $6,045,219 and an unrealized loss of $50,694 and a single pre-refunded municipal bond with a fair value of $956,987 and an unrealized loss of $7,046. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consists of a single pre-refunded state bond with a fair value of $15,044 and an unrealized loss of $291.

GROSS COMMISSION AND FEES decreased $398,660 (19%) to $1,656,143 for the three months and $1,065,842 (18%) to $4,995,893 for the nine months ended September 30, 2004, compared to commission and fees of $2,054,803 for the three months and $6,061,735 for the nine months ended September 30, 2003.

The decrease in gross commission and fee income for the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003, are as follows:

                                          Three Months Ended September 30                Nine Months Ended September 30
                                          -------------------------------                ------------------------------
                                                                  Increase                                        Increase
                                           2004         2003     (Decrease)            2004           2003       (Decrease)
                                           ----         ----      --------             ----           ----        --------
Policy fee income                        $883,033     $917,466    $(34,433)         $2,589,114    $2,555,265       $33,849
Health and life insurance program         613,296      957,422    (344,126)          1,940,451     2,964,294    (1,023,843)
Other commission and fee income            12,142        6,058       6,084              38,661        23,104        15,557
Daily automobile program:
  Excluding contingent commission         147,672      149,997      (2,325)            418,179       436,947       (18,768)
  Claim administration fee                      -       23,860     (23,860)                  -        82,125       (82,125)
  Contingent commission                         -            -           -               9,488             -         9,488
                                         ---------   ---------     -------           ---------     ---------     ---------
     Gross commission and fee income    $1,656,143  $2,054,803   $(398,660)         $4,995,893    $6,061,735   $(1,065,842)
                                         =========   =========     =======           =========     =========     =========

The decrease in health and life insurance program commission and fee income of approximately 35% for the nine months ended September 30, 2004, is primarily due to the discontinuance of CIGNA's individual and family health insurance program in the state of California. The discontinuance of this CIGNA program is now behind us. AIB was able to secure other insurance for approximately half of the 2,200 CIGNA members that were terminated. AIB could not obtain insurance for the remaining CIGNA individuals and family members primarily due to their pre-existing health conditions or that they were able to secure insurance through their employer or their spouse's employer. CIGNA's termination of their California individual and family health insurance does not affect CIGNA's individual and family dental program. Due to intense competition in both rates and benefits offered, The CIGNA small business group program has also decreased.

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

LOSSES AND LOSS ADJUSTMENT EXPENSES were 70% of net premium earned for the three and nine months ended September 30, 2004, compared to 100% of net premium earned for the three months and 89% of net premium earned for the nine months ended September 30, 2003. Incurred losses of prior years were approximately $170,000 (adverse development) in the three months and $4,000 (favorable development) in the nine months ended September 30, 2004, compared to an incurred losses of prior years of approximately $2,116,000 (adverse development) in the three months and $2,772,000 (adverse development) in the nine months ended September 30, 2003.

As a result of Crusader underwriting losses that began in the year ended December 31, 2000, Crusader's management has been analyzing and acting upon various components of its underwriting activity. These components include the following:

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 21% of net premium earned for the three and the nine months ended September 30, 2004, compared to 21% of net earned premium for the three months ended September 30, 2003, and 22% of net earned premium for the nine months ended September 30, 2003.

SALARIES AND EMPLOYEE BENEFITS decreased $33,375 (3%) to $1,256,240 for the three months and $199,596 (5%) to $3,569,704 for the nine months ended September 30, 2004, compared to salary and employee benefits of $1,289,615 for the three months and $3,769,300 for the nine months ended September 30, 2003.

COMMISSIONS TO AGENTS/BROKERS decreased $148,340 (40%) to $226,191 for the three months and $430,937 (37%) to $728,487 for the nine months ended September 30, 2004, compared to commission expense of $374,531 for the three months and $1,159,424 for the nine months ended September 30, 2003. The decrease is primarily the result of a decrease in premiums written in the health and life insurance program and is related to the decrease in commission income.

OTHER OPERATING EXPENSES decreased $206,089 (28%) to $540,097 for the three months and $626,624 (24%) to $2,002,126 for the nine months ended September 30, 2004, compared to $746,186 for the three months and $2,628,750 for the nine months ended September 30, 2003. The decrease in other operating expenses in the three and nine months ended September 30, 2004, is primarily due to a decrease of approximately $60,000 and $347,000 in legal expenses, respectively.

INCOME TAX PROVISION was an expense of $693,159 (33% of pre-tax income) for the three months and $2,115,628 (35% of pre-tax income) for the nine months ended September 30, 2004, compared to an income tax benefit of $290,892 (28% of pre-tax loss) in the three months and an income tax expense of $146,426 (71% of pre-tax income) for the nine months ended September 30, 2003. Tax-exempt investment income was $3,531 in the three months and $33,047 in the nine months ended September 30, 2004 compared to $36,886 in the three months and $95,957 in the nine months ended September 30, 2003.

In the quarter ended December 31, 2003, the Company recognized an income tax expense of $287,000 resulting from an assessment for the years 1999 and 2000 from the California Franchise Tax Board. The assessment resulted from a court ruling in Ceridian vs. Franchise Tax Board that held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute was invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers that benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000. In September 2004, California enacted legislation (AB
263) that addresses many aspects of the tax treatment of insurance company owners, including holding companies such as Unico. The legislation provides for an election, applicable if made to all tax years ending after December 1, 1997, and before January 1, 2004, under which a dividend-received deduction of up to 80% of dividends paid by an insurer to a non-insurer parent is allowed. The Company intends to make the election authorized by AB 263 and, therefore, has reversed 80% of the $287,000 income tax expense in the quarter ended September 30, 2004. The Company has also reversed 80% of the interest accrued at December 31, 2004 on the $287,000 assessment. In addition, as a result of AB 263, the Company recognized a deferred tax liability of $89,206 in accordance with FASB
109. This deferred tax liability represents the Company's future net tax liability for all undistributed earnings of Crusader since January 1, 1993. The net tax benefit resulting from AB 263 in the quarter ended September 30, 2004, is $59,796. This benefit consists of $149,002 representing the 80% dividend-received deduction less $89,206 representing the deferred taxes on undistributed earnings.

The effect of inflation on net income of the Company during the three and nine months ended September 30, 2004, and the three and nine months ended September 30, 2003, was not significant.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk. The Company's invested assets consist of the following:

                                                     September 30     December 31        Increase
                                                         2004            2003           (Decrease)
                                                         ----            ----            --------
Fixed maturity bonds (at amortized value)           $122,558,395     $110,825,592      $11,732,803
Short-term cash investments (at cost)                  2,980,931        7,229,315       (4,248,384)
Certificates of deposit (over 1 year, at cost)           500,000          500,000                -
                                                     -----------    -  ----------        ---------
     Total invested assets                          $126,039,326     $118,554,907       $7,484,419
                                                     ===========      ===========        =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION
---------------------------

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------
The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended September 30, 2004, by the Company and persons who may be deemed to be "affiliated purchasers" as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934.

                                                       Total Number             Maximum
                                                         of Shares               Number
                             Total                   Purchased as Part          of Shares
                            Number of     Average       Of Publicly          that May Yet Be
                             Shares     Price Paid    Announced Plans      Purchased Under the
        Period             Purchased     Per Share     or Programs(1)       Plans or Programs
        ------             ---------     ---------     -----------          -----------------
     July 1, 2004
     Through
     July 31, 2004           1,000          5.98             -                    76,042

     August 1, 2004
     Through
     August 31, 2004             -             -             -                    76,042

     September 1,2004
     Through
     September 30, 2004      1,000(2)      $6.31             -                    76,042
                             -----          ----
        Total                2,000(2)      $6.14             -                    76,042
                             =====          ====                                  ======

(1) In March 2000, the Board of Directors authorized the purchase of up to an aggregate of 945,000 shares of common stock. The program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2004, an aggregate of 868,958 shares of common stock had been purchased by the Company pursuant to this authorization.

(2) Purchased by executive officers who may be deemed to be "affiliated purchasers" as defined in Rule 10b-18(a)(3)(ii) promulgated under the Securities Exchange Act of 1934. Nothing contained herein shall be deemed an admission that any of such executive officers is an "affiliated purchaser" as defined in Rule 10b-18(a)(3)(ii).

ITEM 6 - EXHIBITS
-----------------
      31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                             UNICO AMERICAN CORPORATION



Date:   November 8, 2004    By: /s/ ERWIN CHELDIN
                                -----------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   November 8, 2004    By:  /s/ LESTER A. AARON
                                 -------------------
                                 Lester A. Aaron
                                 Treasurer, Chief Financial Officer, (Principal
                                 Accounting and Principal Financial Officer)

                                  EXHIBIT INDEX
                                  --------------

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