Form 10-K
period 2004-12-31
UNICO AMERICAN CORP
filed 2005-03-30
CIK 100716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the year ended December 31, 2004                  Commission File No. 0-3978

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

The aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2004, the last business day of Registrant's most recently completed second fiscal quarter was $15,952,830.

                                    5,496,315
        Number of shares of common stock outstanding as of March 23, 2005

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2004, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

                                     PART I
                                     ------

Item 1.  Business
-----------------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and through its other subsidiaries provides insurance premium financing and membership association services. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

Descriptions of the Company's operations in the following paragraphs are categorized between the Company's major segment, its insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico's property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2004, and December 31, 2003, are as follows:

                                                                                    Year ended December 31
                                                                                    ----------------------
                                                                              2004                        2003
                                                                   -----------------------       -----------------------
                                                                                Percent of                    Percent of
                                                                                  Total                          Total
                                                                     Total       Company            Total       Company
                                                                    Revenues     Revenues          Revenues     Revenues
                                                                    --------     --------          --------      --------
Insurance company revenues                                        $54,414,947      87.9%         $42,005,474      82.2%

Other revenues from insurance operations
----------------------------------------
Health and life insurance program commission income                 2,156,924       3.5%           3,312,715       6.5%
Policy fee income                                                   3,394,783       5.5%           3,458,559       6.7%
Daily automobile rental insurance program:
  Commission                                                          565,452       0.9%             574,197       1.1%
  Claim administration fees                                                 -         -              241,428       0.5%
Association operations membership and fee income                      333,470       0.5%             481,366       0.9%
Other commission and fee income                                        53,251       0.1%              41,127       0.1%
                                                                    ---------      ----            ---------       ---
      Total gross commission and fee income                         6,503,880      10.5%           8,109,392      15.9%
Insurance premium financing operation finance
   charges and fees                                                   933,529       1.5%             952,543       1.9%
Non-insurance company investment income                                38,250       0.1%              47,010       0.1%
Other income                                                           12,704         -               16,020         -
                                                                    ---------      ----            ---------      ----
      Total other revenues from insurance operations                7,488,363      12.1%           9,124,965      17.9%
                                                                    ---------      ----            ---------      ----

       Total Revenues                                             $61,903,310     100.0%         $51,130,439     100.0%
                                                                   ==========     =====           ==========     =====



                           INSURANCE COMPANY OPERATION
                           ---------------------------
General
-------
The insurance company operation is conducted through Crusader, which as of December 31, 2004, was licensed as an admitted insurance carrier in the states of Arizona, California, Idaho, Montana, Nevada, Ohio, Oregon and Washington. In 2002 the Company began to substantially reduce the offering of insurance outside of California primarily due to the unprofitability of that business. In 2004 all business outside of California had ceased. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Insurance Company Operation. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. During the year ended December 31, 2004, 98% of Crusader's business was commercial multiple peril business package insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

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

Reinsurance
-----------
A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. In 2004 Crusader's primary excess of loss reinsurance agreements were with Platinum Underwriters Reinsurance, Inc. (A.M. Best Rating A) and Hannover Ruckversicherungs AG (A.M. Best Rating A). In 2003 Crusader's primary excess of loss reinsurance agreements were with Platinum Underwriters Reinsurance, Inc., Hannover Ruckversicherungs AG and QBE Reinsurance Corporation (A.M. Best Rating
A). From 2000 through 2002, Crusader had its primary excess of loss reinsurance agreements with Partner Reinsurance Company of the U.S. (A.M Best Rating A+). In 1999, Crusader had its primary excess of loss reinsurance agreements with General Reinsurance Corporation (A.M. Best Rating A++). Crusader also has catastrophe reinsurance from various highly rated California admitted and Bermuda reinsurance companies. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company has no reinsurance recoverable balances in dispute.

The aggregate amount of earned premium ceded to the reinsurers was $17,784,240 for the fiscal year ended December 31, 2004, and $16,648,020 for the fiscal year ended December 31, 2003.

On July 1, 1997, Crusader increased its retention from $150,000 to $250,000 per risk. Concurrently, Crusader maintained catastrophe and clash covers (subject to a maximum occurrence and annual aggregate) to help protect the Company from one loss occurrence affecting multiple policies. Beginning January 1, 1998, an annual aggregate deductible of $750,000 commenced on losses ceded to its reinsurance treaty covering losses between $250,000 and $500,000. On January 1, 2000, the annual aggregate deductible decreased to $500,000, on January 1, 2002, it increased to $675,000. On January 1, 2003, it decreased to $500,000 and remained as such for the 2004 fiscal year. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of
$1,000,000), and 30% in its property clash treaty. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of
$1,000,000), and 30% in its property clash treaty. Prior to January 1, 1998, National Reinsurance Corporation (acquired by General Reinsurance Corporation in
1996) charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis and replaced by a flat rated treaty on January 1, 1998.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission is December 31, 2005. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2004, no contingent commission has been accrued.

Beginning January 1, 2005, Crusader increased its retention from $250,000 to $300,000 per risk. There has been no change in the annual aggregate deductible or participation rates compared to 2004. The 2005 1st layer primary excess of loss treaty does not provide for a contingent commission.

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

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1995 through 2004. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased, as more information becomes known.

The table reflects redundancies and deficiencies in Crusader's net loss and loss adjustment expense reserves. As of December 31, 2004, all periods stated in the table prior to 2003 reflected a cumulative deficiency. The 2003 period reflects an $835,434 redundancy in Crusader's net loss and loss adjustment expense reserves. See discussion of losses and loss adjustment expenses in Item 7-Management's Discussion and Analysis - Results of Operations - Insurance Company Operation.

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

                                                CRUSADER INSURANCE COMPANY
                                ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT



                                       Fiscal Year Ended March 31                    Fiscal Year Ended December 31
                                       --------------------------      ---------------------------------------------------------
                                          1995            1996            1996            1997            1998           1999
                                          ----            ----            ----            ----            ----           ----
                                                                     (Nine Months)
Reserve for Unpaid Losses and
 Loss Adjustment Expenses             $27,633,304     $32,682,153     $37,111,846     $40,591,248     $40,374,232    $37,628,165

Paid Cumulative as of
1 Year Later                            8,814,611       7,019,174      10,996,896      12,677,646      15,393,167     18,745,224
2 Years Later                          13,502,223      15,292,415      19,488,853      23,740,181      28,570,117     34,905,359
3 Years Later                          18,911,104      20,898,580      25,552,756      30,217,031      38,923,545     46,072,688
4 Years Later                          22,631,450      24,932,922      29,730,976      35,620,705      45,425,709     53,153,491
5 Years Later                          25,509,618      27,726,438      33,893,473      40,639,328      50,526,164     56,021,297
6 Years Later                          27,844,199      31,701,748      38,075,656      45,028,598      52,588,830
7 Years Later                          31,445,057      35,482,343      41,650,221      46,921,020
8 Years Later                          34,760,418      38,974,010      43,129,105
9 Years Later                          38,071,916      40,429,262
10 Years Later                         39,449,159

Reserves Reestimated as of
1 Year Later                           25,666,251      31,232,388      32,838,369      35,730,603      39,132,945     41,898,796
2 Years Later                          24,984,032      28,636,286      31,086,210      36,032,215      43,164,627     56,423,375
3 Years Later                          24,575,023      28,074,691      32,347,788      38,844,953      52,349,735     59,486,543
4 Years Later                          26,146,874      29,774,762      35,513,862      45,907,785      54,291,547     61,791,428
5 Years Later                          28,687,265      32,382,991      43,335,778      47,940,955      56,619,057     62,174,813
6 Years Later                          31,416,091      40,773,954      44,588,020      50,374,721      57,151,258
7 Years Later                          40,165,717      41,690,986      46,146,262      50,993,874
8 Years Later                          40,479,938      43,243,124      46,740,535
9 Years Later                          41,979,904      43,779,781
10 Years Later                         42,580,784

Cumulative Redundancy
(Deficiency)                         $(14,947,480)   $(11,097,628)    $(9,628,689)   $(10,402,626)   $(16,777,026)  $(24,546,648)
                                       ==========      ==========       =========      ==========      ==========     ==========

Gross Liability for Unpaid Losses
 and Loss Adjustment Expenses         $32,370,752     $37,006,458     $39,740,865     $42,004,851     $41,513,945    $41,592,489

Ceded Liability for Unpaid Losses
 and Loss Adjustment Expenses          (4,737,448)     (4,324,305)     (2,629,019)     (1,413,603)     (1,139,713)    (3,964,324)
                                        ---------       ---------       ---------       ---------       ---------      ---------
Net Liability for Unpaid Losses
 and Loss Adjustment Expenses         $27,633,304     $32,682,153     $37,111,846     $40,591,248     $40,374,232    $37,628,165
                                       ==========      ==========      ==========      ==========      ==========     ==========

Gross Liability Reestimated           $63,575,315     $68,371,474     $74,835,663     $74,158,224     $82,550,702    $90,396,423
Ceded Liability Reestimated           (20,994,531)    (24,591,693)    (28,095,128)    (23,164,350)    (25,399,444)   (28,221,610)
                                       ----------      ----------      ----------      ----------      ----------     ----------
Net Liability Reestimated             $42,580,784     $43,779,781     $46,740,535     $50,993,874     $57,151,258    $62,174,813
                                       ==========      ==========      ==========      ==========      ==========     ==========
Gross Reserve Redundancy
     (Deficiency)                    $(31,204,563)   $(31,365,016)   $(35,094,798)   $(32,153,373)   $(41,036,757)  $(48,803,934)
                                       ==========      ==========      ==========      ==========      ==========    ===========

                                                CRUSADER INSURANCE COMPANY
                             ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT



                                                          Fiscal Year Ended December 31
                                       --------------------------------------------------------------------------
                                          2000            2001           2002             2003            2004
                                          ----            ----           ----             ----            ----
Reserve for Unpaid Losses and
 Loss Adjustment Expenses             $34,546,026     $49,786,215     $53,596,945     $58,883,861     $67,349,989

Paid Cumulative as of
1 Year Later                           20,841,417      23,010,615      21,326,688      18,546,279
2 Years Later                          37,976,277      39,463,106      35,883,729
3 Years Later                          49,053,708      46,256,431
4 Years Later                          52,821,183
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Reserves Reestimated as of
1 Year Later                           53,872,376      57,577,066      56,348,531      58,048,427
2 Years Later                          59,746,880      60,629,814      57,237,770
3 Years Later                          62,172,320      60,974,567
4 Years Later                          62,369,460
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Cumulative Redundancy
(Deficiency)                         $(27,823,434)   $(11,188,352)    $(3,640,825)       $835,434
                                       ==========      ==========       =========         =======

Gross Liability for Unpaid Losses
 and Loss Adjustment Expenses         $45,217,369     $60,534,295     $74,905,284     $78,139,090      87,469,000

Ceded Liability for Unpaid Losses
 and Loss Adjustment Expenses         (10,671,343)    (10,748,080)    (21,308,339)    (19,255,229)    (20,119,011)
                                       ----------      ----------      ----------      ----------      ----------
Net Liability for Unpaid Losses
 and Loss Adjustment Expenses         $34,546,026     $49,786,215     $53,596,945     $58,883,861     $67,349,989
                                       ==========      ==========      ==========      ==========      ==========

Gross Liability Reestimated           $92,330,680     $90,707,024     $79,321,760     $86,132,417
Ceded Liability Reestimated           (29,961,220)    (29,732,457)    (22,083,990)    (28,083,990)
                                       ----------      ----------      ----------      ----------
Net Liability Reestimated             $62,369,460     $60,974,567     $57,237,770     $58,048,427
                                       ==========      ==========      ==========      ==========
Gross Reserve Redundancy
     (Deficiency)                    $(47,113,311)   $(30,172,729)    $(4,416,476)    $(7,993,327)
                                       ==========      ==========       =========       =========

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

                                                         Twelve months ended December 31
                               ----------------------------------------------------------------------------
Statutory:                         2004            2003            2002            2001            2000
----------                         ----            ----            ----            ----            ----
Net premiums written            $51,089,573     $47,420,157     $38,363,201     $32,106,175     $26,406,565

Policyholders' surplus          $29,436,343     $26,103,440     $26,258,452     $27,519,538     $39,626,269
Ratio                             1.7 to 1        1.8 to 1        1.5 to 1        1.2 to 1        0.7 to 1

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

SAP differs in certain respects from GAAP. The more significant of these differences that apply to Crusader are:

         Policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred as required by SAP.

         Certain assets included in balance sheets under GAAP are designated as "non-admitted assets" and are charged directly against statutory surplus under SAP. Non-admitted assets include primarily premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

         Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverable, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

         Fixed maturity securities, which are classified as available-for sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security as required by SAP.

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

Regulation
----------
The insurance company operation is subject to regulation by the California Department of Insurance (the insurance department) and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance department's Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent examination of Crusader covered underwriting and rating practices for the period January 1, 2000, through June 18, 2001. The report on the results of that examination was issued on September 10, 2002. As of December 31, 2004, the Company believes that there are no outstanding criticisms arising from that report. The insurance department also conducts periodic financial examinations of Crusader. The insurance department has completed its financial examination of Crusader's December 31, 2001, statutory financial statements. The report of examination that was filed with the insurance department on May 30, 2003, reported no adjustments to Crusader's statutory financial statements.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2004, was 301% of authorized control level risk-based capital.

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

In 2004, the Company was outside the usual values on two of the twelve IRIS ratio tests. These ratios were the Estimated Current Reserve Deficiency to Surplus Ratio and the Investment Yield Ratio. The Estimated Current Reserve Deficiency to Surplus Ratio was outside the usual values due to adverse development of the Company's losses and loss adjustment expense reserves in 2002 and 2003. The Investment Yield Ratio compares the Company's investment yield of 3.4% to an established minimum and maximum range of greater than 4.5% and less than 10%. The decrease in the Company's investment yield is primarily the result of a decline over the last 5 years in short and long-term yields in the marketplace and a shorter weighted average maturity of the portfolio. Due to the interest rate environment, management believed it was prudent to purchase fixed maturity investments with shorter maturities with minimal credit risk.

California Insurance Guarantee Association
------------------------------------------
The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. During 2002, the Company paid $643,680 that was assessed by CIGA. For premiums written in 2003 net of cancellations, the Company recovered assessments from policyholders in the amount of $1,276,195. During 2004 the Company remitted an additional amount of $647,587, which exceeded the amount recouped from policyholders by $15,072. The excess amount remitted to CIGA will be recovered from CIGA in 2005. No assessment was made by CIGA for the 2004 or the 2005 calendar year.

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

Primarily as a result of the underwriting losses in 2000 and 2001, the A.M. Best Company lowered Crusader's rating from A (Excellent) to A- (Excellent) effective March 26, 2002, based on financial information as of December 31, 2001. At the time the rating was lowered, A.M. Best remained concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization and viewed the rating outlook as negative. Due to the continued adverse development in the six months ended June 30, 2002, on October 3, 2002, A.M. Best Company lowered Crusader's rating to B+ (Very Good). The lowering of Crusader's rating to B+ did not have a materially adverse effect on the Company. The Company is currently rated B+ with a rating outlook as negative.

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

Under The Act, the federal government will pay 90% of covered terrorism losses exceeding the statutorily established deductible. All property and casualty insurance companies are required to participate in the program to the extent that they must make available property and casualty insurance coverage for terrorism that does not differ materially from the terms, amounts, and other coverage limitations applicable to losses arising from events other than acts of terrorism.

The Company does not write policies on properties considered to be a target of terrorist activities such as airports, hotels, large office structures, amusement parks, landmark defined structures, or other public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. In 2004 Crusader received $990,709 in terrorism coverage premium from approximately 45% of its policyholders. Crusader's 2004 terrorism deductible was $5,375,409. Crusader's 2005 terrorism deductible is $10,183,621.

California Department of Insurance
----------------------------------
On October 20, 2004, the California Insurance Commissioner proposed regulations that require greater disclosure of the commissions that brokers may receive from insurance companies for selling insurance policies. The proposed regulations are designed to protect consumers from undisclosed commissions and would penalize any broker who places his or her own financial or other interest above that of a client. Under the proposed regulations, brokers and agents would be required to disclose "all material facts" regarding third party compensation. Brokers would also be required to provide their clients an insurance quote for the best available policy. The Company believes that this proposed regulation, if enacted, will not have a material impact on its business.


                           OTHER INSURANCE OPERATIONS
                           --------------------------
General Agency Operations
-------------------------
Unifax primarily sells and services commercial multiple peril business insurance policies for Crusader in California. In addition, it sells and services commercial earthquake insurance policies in California for a non-affiliated insurer. Unifax also sold and serviced policies for Crusader in Arizona, Idaho, Kentucky, Montana, Nevada, Ohio, Oregon, Pennsylvania, Texas, and Washington. However, in 2002 the Company began placing moratoriums on non-California business on a state-by-state basis. By July 2003, the Company had placed moratoriums on all non-California business.

Bedford Insurance Services, Inc., (Bedford) sells and services daily automobile rental policies in most states for a non-affiliated insurer.

As general agents, these subsidiaries market, rate, underwrite, inspect and issue policies, bill and collect insurance premiums, and maintain accounting and statistical data. Unifax is the exclusive general agent for Crusader. Unifax and Bedford are non-exclusive general agents for non-affiliated insurance companies. The Company's marketing is conducted through advertising to independent insurance agents and brokers. For its services, the general agent receives a commission (based on the premium written) from the insurance company and, in some cases, a policy fee from the customer. These subsidiaries all hold licenses issued by the California Department of Insurance and other states where applicable.

Insurance Claim Administration Operation
----------------------------------------
The Company's subsidiary U.S. Risk Managers, Inc., (U.S. Risk) previously provided insurance claim administration services to the non-affiliated property and casualty insurance company that Bedford represents as a general agent. As of December 31, 2003, a non-affiliated insurance company assumed the claim administration responsibility for all outstanding and IBNR claims. U.S. Risk Managers, Inc., is currently inactive.

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

Health and Life Insurance Operations
------------------------------------
The Company's subsidiary American Insurance Brokers, Inc., (AIB) markets medical, dental, life, and vision insurance in California through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For these services, AIB receives a commission/override from the insurance company. Most of the business is produced through independent insurance agents and brokers who receive a commission from AIB. AIB hold licenses issued by the California Department of Insurance. Prior to 2003, a portion of this business was conducted by the Company's subsidiary National Insurance Brokers, Inc. (NIB). On January 1, 2003, NIB assigned all its contracts and commissions to AIB. During 2004, NIB only received commissions on selected new health and life insurance policies written in 2004.

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

                                   INVESTMENTS
                                   -----------
The investments of the Company are made by the Company's Chief Financial Officer under the supervision of an investment committee appointed by the Company's Board of Directors. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and any one U.S. government agency or U.S. government sponsored enterprise is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. Short-term cash investments consist of bank money market accounts, certificates of deposit, commercial paper, a U.S. government obligation money market fund, and U.S. treasury bills. These short-term investments are either U.S. government obligations, FDIC insured or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any material financial impact.

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

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is intense. In 2004 and 2003 approximately 78% and 93% of the Company's health and life insurance business was from the CIGNA HealthCare medical and dental plan programs. These plans consist of both individual and family health insurance and small group markets. Due to CIGNA's discontinuance of its individual and family health insurance programs to new policyholders in the state of California in April 2003 and the termination of existing policyholders beginning November 1, 2003, through October 1, 2004, the percentage of business derived from CIGNA decreased. CIGNA's termination of its California individual and family health insurance does not affect CIGNA's individual and family dental program. AIB has secured both commission and override commission relationships with other carriers and is continuing its efforts to diversify and offer a wider variety of products to its customers.

                                    EMPLOYEES
                                    ---------
On March 11, 2005, the Company employed 132 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
         Issuer Purchases of Equity Securities
         -------------------------------------

The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) during the last two comparable twelve-month periods are as follows:

                                High       Low
      Quarter Ended            Price      Price
      -------------            -----      -----
      March 31, 2003           $4.750     $3.050
      June 30, 2003            $4.200     $3.700
      September 30, 2003       $4.740     $3.960
      December 31, 2003        $8.070     $4.670

      March 31, 2004           $6.520     $5.220
      June 30, 2004            $6.450     $5.780
      September 30, 2004       $6.690     $5.780
      December 31, 2004        $9.590     $7.200

As of December 31, 2004, the approximate number of shareholders of record of the Company's common stock was 500. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 600.

The Company declared a cash dividend on its common stock annually from 1991 through 2002. However, as a result of losses incurred by the Company during fiscal years 2001 and 2002, the Company's Board of Directors concluded not to declare an annual cash dividend for 2003 and 2004. Declaration of future annual cash dividends will be subject to the Company's profitability and its cash requirements. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 - Business - Insurance Company Operation - Holding Company Act). Based on Crusader's statutory surplus as regards policyholders as of December 31, 2004, the maximum dividend that can be made by Crusader to Unico without prior regulatory approval in 2005 is $2,943,634.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 17 of Notes to Consolidated Financial Statements). No shares were repurchased during the year ended December 31, 2004. As of December 31, 2004, the Company has purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

Item 6.  Selected Financial Data
--------------------------------

                                                                   Fiscal year ended December 31
                                             -------------------------------------------------------------------------
                                             2004              2003            2002              2001            2000
                                             ----              ----            ----              ----            ----
Total revenues                            $61,903,310       $51,130,439     $46,028,642       $42,116,906     $38,367,949
Total costs and expenses                   53,230,852        48,981,068      50,842,701        58,840,015      38,174,336
                                           ----------        ----------      ----------        ----------      ----------
Income (loss) before taxes                 $8,672,458        $2,149,371     $(4,814,059)     $(16,723,109)       $193,613
Net income (loss)                          $5,681,500        $1,068,650     $(3,224,689)     $(10,870,018)       $439,797
Basic earnings (loss) per share                 $1.03             $0.19          $(0.59)           $(1.97)          $0.07
Diluted earnings (loss) per share               $1.02             $0.19          $(0.59)           $(1.97)          $0.07
Cash dividends per share                            -                 -           $0.05             $0.05           $0.15
Total assets                             $172,570,276      $161,493,695    $148,686,605      $128,823,273    $123,945,820
Stockholders' equity                      $42,425,325       $38,470,857     $38,408,990       $40,620,376     $51,413,329


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------
                                    Overview
                                    --------
General
-------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and through its other subsidiaries provided claim administration services (through December 31, 2003), insurance premium financing, and membership association services.

The Company's net income was $5,681,500 in 2004, $1,068,650 in 2003, and a net loss of $3,224,689 in 2002.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Annual Report on Form 10-K.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generates approximately 88% of the Company's total revenue. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

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

A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known. When pricing its products, the Company projects the ultimate claim and loss adjustment cost that it anticipates will be incurred after the policy is sold. In addition, factors such as changes in, among other things, regulations, changes in the legal environment, and inflation can all impact the ultimate cost.

Over the past few years, the insurance industry has seen some difficult times as a result of September 11, industry-wide underwriting losses, decreases in investment yield, and increases in reinsurance cost that have all contributed to the change from a "soft market" to a "hard market." Although the Company increased its rates and adopted more restrictive underwriting guidelines, the beneficial market changes contributed to an 8% increase in direct written premium in the year ended December 31, 2004, compared to the year ended December 31, 2003. The Company's future writings and growth are dependent upon, among other things, market conditions, competition, and the Company's ability to introduce new and profitable products. The Company believes that rate adequacy is more important than premium growth and that underwriting profit is the Company's primary goal. Management's assessment of trends and underwriting results is a primary factor in its decisions to expand or contract its business. In 2002, primarily as a result of losses from liquor and premises liability coverages which had rendered much of the Company's business outside of California unprofitable, the Company began placing moratoriums on non-California business on a state-by-state basis. By July 2003, the Company had placed moratoriums on all non-California business. The Company has no plan to expand into additional states or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

The Company incurred underwriting losses in 2000, 2001, and 2002. As a result of these underwriting losses, management analyzed and acted upon various components of its underwriting activity. The Company believes that the implementation of these actions contributed to the improved underwriting results. This is reflected in the decrease in the Company's ratio of losses and loss adjustment expenses to net earned premium from 139% in 2001, to 98% in 2002, to 85% in 2003, and to 69% in 2004.

The 2004 development of prior year losses was favorable in the amount of $835,434 as compared to $2,751,585 of adverse development of prior year losses in 2003 and $7,790,817 in 2002. The 2003 adverse development of prior year losses was substantially lower than 2002, and the 2003 adverse development was primarily attributable to one claim.

Other Operations
----------------
The Company's other operations generate commissions, fees, and finance charges from various insurance products. The events that have the most significant economic impact on other operations are as follows:

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. As a result of a slight decrease in the number of policies sold by Unifax during 2004 as compared to 2003, policy fee income for the 12 months ended December 31, 2004, decreased 2% as compared to the prior year period.

AIB sells and services health insurance policies for individual/family and small business groups primarily for CIGNA HealthCare (CIGNA) and receives commission and fee income based on the premiums that it writes. Commission and fee income in this program decreased 35% in the year ended December 31, 2004, compared to 2003. The decrease is a result of CIGNA's decision to discontinue its individual/family health insurance program over the period from November 1, 2003, through October 1, 2004. AIB had been assisting former CIGNA policyholders to find health coverage with other insurance carriers that AIB represents. As such, AIB's commission from all insurance carriers other than CIGNA increased approximately 78% in 2004 as compared to 2003.

AAC provides premium financing for Crusader policies that are produced by Unifax in California. Finance charges and fees earned by AAC during 2004 decreased 2% as compared to 2003. The decrease is a result of a 14% decrease in the number of loans issued in 2004 compared to 2003, offset by a 13% increase in the average premium financed from $2,309 in 2003 to $2,606 in 2004.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $132.1 million (at amortized cost) at December 31, 2004, compared to $118.6 million (at amortized cost) at December 31, 2003. Although the portfolio increased in 2004, investment income decreased approximately $600,000. The decrease in investment income is primarily the result of a decline over the last five years in short and long-term yields in the marketplace and a shorter weighted average maturity of the portfolio. Due to the interest rate environment, management believed it was prudent to purchase fixed maturity investments with shorter maturities with minimal credit risk.

Primarily as a result of the Company's growth in premiums in 2004 and 2003, the Company generated positive cash flows from operations, which was approximately $14.8 million in 2004 and $15.5 million in 2003. The increased cash flows from operations contributed to the increase in the Company's investment portfolio.


                         Liquidity and Capital Resources
                         -------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company. Because the Company is a holding company and operates through its subsidiaries, its cash flow is dependent upon the earnings of its subsidiaries and the distributions of those earnings to the Company.

The cash flow provided by operations in the year ended December 31, 2004, was $14,823,837, a decrease in cash flow of $701,549 compared to the cash flow for the year ending December 31, 2003. Cash flow provided by operations for the year ended December 31, 2003, was $15,525,386, an increase of $7,512,162 in cash provided compared to the year ended December 31, 2002. The Company has utilized the cash provided from operating activities and from the maturity of its long and short-term investment primarily to purchase $51.4 million of fixed maturity securities.

The most significant liquidity risk faced by the Company would be adverse development of the insurance company claims, both reported and unreported. The Company has taken measures to address the underlying causes of prior adverse development; however, no assurance can be given that the measures taken will be successful or that the Company's estimate of ultimate losses and loss adjustment expenses will be sufficient. Based on the Company's current loss and loss expense reserves and expected current and future payments, the Company believes that there are no current liquidity issues.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding net unrealized gains or losses) at December 31, 2004, were $132,122,792 compared to $118,592,895 at December 31, 2003, an 11%
increase. Crusader's cash and investments at December 31, 2004, was $129,887,431 or 98% of the total held by the Company, compared to $116,736,763 or 98% of the total held by the Company at December 31, 2003.

The Company's investments are as follows:

                                                          December 31, 2004        December 31, 2003        December 31, 2002
                                                          -----------------        -----------------        -----------------
                                                             Amount       %           Amount       %           Amount       %
                                                             ------       -           ------       -           ------       -

Fixed maturities (at amortized cost)
   Certificates of deposit                                   $500,000      -         $500,000      -         $400,000       -
   U.S. treasury securities                                77,765,616     60       38,305,041     34        8,517,578      10
   U.S. government sponsored enterprise securities         11,998,772     10       11,997,264     11        9,000,000       9
   Industrial and miscellaneous (taxable)                  37,754,927     29       58,493,396     53       73,000,830      78
   State and municipal (tax exempt)                           970,343      1        2,029,891      2        2,731,060       3
                                                          -----------    ---      -----------    ---       ----------     ---
        Total fixed maturity investments                  128,989,658    100      111,325,592    100       93,649,468     100
                                                          -----------    ===      -----------    ===       ----------     ===

Short-term cash investments (at cost)
   Certificates of deposit                                    400,000     13          425,000      6          225,000       2
   Cash deposited in lieu of bond*                            752,659     24          752,659     10                -       -
   Commercial paper                                         1,005,000     32        2,000,000     28        1,525,000      17
   Bank money market accounts                                 803,949     26          902,517     13          724,842       8
   U.S. gov't obligation money market fund                    144,925      5          147,666      2        6,546,602      73
   Short-term U.S. treasury                                         -      -        2,998,850     41                -       -
   Bank savings accounts                                       11,585      -            2,623      -            2,938       -
                                                            ---------    ---        ---------    ---        --------      ---
        Total short-term cash investments                   3,118,118    100        7,229,315    100        9,024,382     100
                                                            ---------    ===        ---------    ===        ---------     ===

        Total investments                                $132,107,776            $118,554,907            $102,673,850
                                                          ===========             ===========             ===========

*Deposited with superior courts to stay execution of judgments pending appeal of two Crusader claims.

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

The tax-exempt interest income earned (net of bond premium and discount amortization) during the year ended December 31, 2004, was $36,719 compared to $117,892 in the year ended December 31, 2003. In the year ended December 31, 2002, tax-exempt interest income earned totaled $283,856.

The Company's investment policy limits investments in any one company to $2,000,000 and any one U.S. government agency or U.S. government sponsored enterprise to $3,000,000. This limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. As of December 31, 2004, all of the Company's fixed maturity investments were investment grade, the Company held no non-traded fixed maturity or equity securities, all state and municipal tax exempt fixed maturity investments were pre-refunded issues, and all certificates of deposit were FDIC insured.

In 2003, Unico made capital contributions totaling $3,000,000 to its Crusader subsidiary. The contributions were made to ensure that Crusader maintained its A.M. Best Financial Size Category VI rating, which requires capital of a least $25,000,000. The funding of Unico's capital contribution to Crusader was derived from available cash from the Company's other operations and the proceeds of two notes. On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $500,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. As of December 31, 2004, the Company repaid the note from The Cary and Danielle Cheldin Family Trust in full and repaid $500,000 of the Erwin Cheldin note. On January 31, 2005, the Company repaid an additional $250,000 of the Erwin Cheldin note. The note from Erwin Cheldin is unsecured and it is payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then it is payable in full on September 28, 2007. The note may be prepaid at any time without penalty. The note bears an adjustable interest of 5.5% as of December 31, 2004. The interest is payable monthly and is adjustable every third month by adding a margin of one percentage point to the prime rate.

Crusader's statutory capital and surplus as of December 31, 2004, was $29,436,343, an increase of $3,332,903 (12.8%) from December 31, 2003.
Crusader's statutory capital and surplus as of December 31, 2003, was $26,103,440, a decrease of $155,012 (0.6%) from December 31, 2002.

There were no dividends paid by Crusader to Unico in 2004, 2003 or 2002. Based on Crusader's statutory surplus as regards policyholders as of December 31, 2004, the maximum dividend that can be made by Crusader to Unico without prior regulatory approval in 2005 is $2,943,634.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 17 of Notes to Consolidated Financial Statements). During the year ended December 31, 2004, the Company did not repurchase any shares of the Company's common stock. As of December 31, 2004, the Company has purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $773,404, statutory deposits of $700,000, cash deposited (with superior courts) in lieu of bond of $752,659 and dividend restriction between Crusader and Unico (see Item 1 - Business - Insurance Company Operation
- Holding Company Act) plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds. The Company anticipates incurring approximately $600,000 of capital expenditures in 2005 for computer hardware and software related to its conversion to a "paperless office." This project is expected to be completed by mid-2005. The Company's analysis of its potential return on this capital expenditure is estimated to be approximately two years due to anticipated productivity improvements and lower operating costs.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

In the year ended December 31, 2003, the Company recognized an income tax expense of $287,000 resulting from an assessment for the years 1999 and 2000 from the California Franchise Tax Board. The assessment resulted from a court ruling in Ceridian vs. Franchise Tax Board that held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute was invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers that benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000. In September 2004, California enacted legislation (AB
263) that addresses many aspects of the tax treatment of insurance company owners, including holding companies such as Unico. The legislation provides for an election, applicable if made to all tax years ending after December 1, 1997, and before January 1, 2005, under which a dividend-received deduction of up to 80% of dividends paid by an insurer to a non-insurer parent is allowed. The Company made the election authorized by AB 263 and, therefore, has reversed 80% of the $287,000 income tax expense. The Company has also reversed 80% of the interest accrued at December 31, 2003, on the $287,000 assessment. In addition, as a result of AB 263, the Company recognized a state deferred tax liability of $157,249 in accordance with FASB 109. This deferred tax liability represents the Company's future state tax liability for all undistributed earnings of Crusader since January 1, 1993. The federal tax benefit resulting from AB 263 as of December 31, 2004, is $53,465. Thus, the net deferred tax liability as of December 31, 2004, is $103,784.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2004, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

                                                                 Within          1-3            3-5           After
Contractual Obligations                           Total          1 Year         Years          Years         5 years
-----------------------                           -----          ------         -----          -----         -------
Building lease                                  $2,308,392     $1,025,952     $1,282,440              -              -
Notes payable - related parties *                  500,000              -        500,000              -              -
Losses and loss adjustment expense reserves**   87,469,000     23,217,000     33,219,000    $17,622,000    $13,411,000
                                                ----------     ----------     ----------     ----------     ----------
   Total                                       $90,277,392    $24,242,952    $35,001,440    $17,622,000    $13,411,000
                                                ==========     ==========     ==========     ==========     ==========

* On January 31, 2005 the Company repaid $250,000 in advance of the contractual due date of the note.

**Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

                              Results of Operations
                              ---------------------
General
-------
The Company had a net income of $5,681,500 for the year ended December 31, 2004, compared to net income of $1,068,650 for the year ended December 31, 2003, and a net loss of $3,224,689 for the year ended December 31, 2002. Total revenue for the year ended December 31, 2004, was $61,903,310 compared to $51,130,439 for the year ended December 31, 2003, and $46,028,642 for the year ended December 31, 2002.

For the year ended December 31, 2004, the Company had income before taxes of $8,672,458 compared to income before taxes of $2,149,371 in the year ended December 31, 2003, an increase in income before taxes of $6,523,087. The increase in pre-tax income was primarily due to an increase of $7,892,277 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader offset by $1,605,512 decrease in gross commissions and fees income.

For the year ended December 31, 2003, the Company had income before taxes of $2,149,371 compared to a loss before taxes of $4,814,059 in the year ended December 31, 2002, an increase in income before taxes of $6,963,430. The increase in pre-tax income was primarily due to a decrease of $6,086,381 in the underwriting loss (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader. The Company had a net income for the year ended December 31, 2003, of $1,068,650 compared to a net loss of $3,224,689 for the year ended December 31, 2002, an increase in net earnings of $4,293,339.

The effect of inflation on the net income of the Company during the years ended December 31, 2004, 2003, and 2002 was not significant.

The Company derives revenue from various sources as discussed below.


Insurance Company Operation
---------------------------
Premium and loss information of Crusader are as follows:

                                                                    Year ended December 31
                                                                    ----------------------
                                                           2004            2003            2002
                                                           ----            ----            ----
 Gross written premium                                  $68,872,021     $64,047,717     $45,622,280
 Net written premium (net of reinsurance ceded)         $51,089,573     $47,420,157     $38,363,201
 Earned premium before reinsurance ceded                $67,890,808     $53,754,119     $40,568,845
 Earned premium (net of reinsurance ceded)              $50,106,568     $37,106,099     $33,359,272
 Losses and loss adjustment expenses                    $34,450,738     $31,720,533     $32,727,023
 Unpaid losses and loss adjustment expenses             $87,469,000     $78,139,090     $74,905,284

Crusader's primary line of business is commercial multiple peril business package policies. This line of business represented approximately 98% of Crusader's total written premium for the year ended December 31, 2004, 97% for the year ended December 31,2003, and 96% for the year ended December 31, 2002.

As of December 31, 2004, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Idaho, Montana, Nevada, Ohio, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Crusader's gross written premium by state is as follows:

                                                             Year ended December 31
                                                             ----------------------
                                          2004                        2003                          2002
                                          ----                        ----                          ----

California                       $68,872,425   100.0%          $64,029,493   100.0%          $42,590,674    93.4%
Non-California                          (404)      -                18,224       -             3,031,606     6.6%
                                 -----------   -----            ----------   -----            ----------   -----
Total gross written premium      $68,872,021   100.0%          $64,047,717   100.0%          $45,622,280   100.0%
                                  ==========   =====            ==========   =====            ==========   =====

For the year ended December 31, 2004, gross written premium increased by $4,824,304 (7.5%) over 2003 and gross written premium for the year ended December 31, 2003, increased by $18,425,437 (40%) over 2002. The growth in written premium is primarily a result of higher premium rates charged by the Company, which has resulted in a 10% and 22% increase in the average premium per policy for each of the years ended December 31, 2004 and 2003, respectively. The increase in average gross written premium per policy is a result of several factors including a subsidence in price based competition in the property casualty insurance market and an increase in rates for some of the Company's products. The Company's future writings growth is dependent on market conditions, competition, and the Company's ability to introduce new and profitable products. The Company believes that the "hard market" condition experienced by the Company in 2004 no longer exists. Nonetheless, the Company continues to benefit from the fact that some of its competitors went out of business and others raised rates or adopted more restrictive rules.

The Company's average premium per policy issued is as follows:

       Year Ended      Direct Written    Policies      Average
       December 31        Premium         Issued       Premium
       -----------        -------         ------       -------
          2004          $68,872,021       20,885       $3,298
          2003          $64,047,717       21,425       $2,989
          2002          $45,622,280       18,603       $2,452

As indicated in the above table, the number of policies issued during the 12 months ended December 31, 2004, decreased by 540 (3%) as compared to the prior year. However, the average premium per policy in 2004 increased by $309 (10%) as compared to the 12 months ended December 31, 2003. As previously discussed, the increase in average gross written premium per policy is a result of several factors including a subsidence in price based competition in the property casualty insurance market (making the Company's products more competitive) and an increase in rates for some of the Company's products.

Beginning July 1, 2003, the Company had placed moratoriums on all non-California business, primarily due to the fact that much of the Company's business outside of California has not been profitable. The Company has no short-term plan to expand into additional states or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through its current independent agents and brokers.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term. Premium earned before reinsurance increased $14,136,689 (26%) in the year ended December 31, 2004, compared to the year ended December 31, 2003, and increased $13,185,274 (33%) in the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase in earned premium before reinsurance in 2004 and 2003 is a direct result of the increase in written premium for these years.

Earned ceded premiums for the 12 months ended December 31, 2004, increased $1,136,220 (7%) to $17,784,240 compared to $16,648,020 for the 12 months ended
December 31, 2003. Earned ceded premiums as a percentage of direct earned premiums were 26% and 31% for 2004 and 2003, respectively. Although direct earned premiums in 2004 increased 26% as compared to 2003, earned ceded premiums increased only 7% primarily as a result of a rate decrease by the Company's reinsurers effective January 1, 2004. Earned ceded premiums for the 12 months ended December 31, 2003, increased $9,438,447 (131%) to $16,648,020 compared to $7,209,573 for the 12 months ended December 31, 2002. Earned ceded premiums as a percentage of direct earned premiums were 31% and 18% for 2003 and 2002, respectively. The rate increase was primarily due to the Company's ceded loss experience and the hardening of the reinsurance marketplace.


Ceding commissions on the Company's excess of loss treaties increased from 25% in 2002 to 35% beginning January 1, 2003. Ceding commission is a component of policy acquisition costs. The annual aggregate deductible on Crusader's primary excess of loss treaty was $675,000 in 2002, and $500,000 in 2003 and 2004. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st and 2nd layers (i.e., 10% of $750,000 in excess of $250,000 and 10% of $1,000,000 in excess of $1,000,000, respectively), and 15%
in its property clash treaty. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (i.e., 5% of $750,000 in excess of $250,000), 10% in its 2nd layer (i.e., 10% of $1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission is December 31, 2005. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2004, no contingent commission has been accrued.

Beginning January 1, 2005, Crusader increased its retention from $250,000 to $300,000 per risk. There has been no change in the 2005 annual aggregate deductible amount or participation rates compared to 2004. The contingent commission does not apply to 2005 premium. Due to favorable loss experience in 2003 and 2004, reinsurance premium on the Company's 1st layer primary excess of loss treaty ($700,000 in excess of $300,000) decreased by 24% compared to 2004.

Crusader's direct earned premium, earned ceded premium, and ceding commission are as follows:

                                                                      Year ended December 31
                                                                      ----------------------
                                                                2004            2003          2002
                                                                ----            ----          ----
Direct earned premium                                       $67,890,808     $53,754,119    $40,568,845

Earned ceded premium
  Excluding provisionally rated ceded premium                17,843,805      16,414,611      6,336,551
  Provisionally rated ceded premium                             (59,565)        233,409        873,022
                                                             ----------      ----------      ---------
    Total earned ceded premium                               17,784,240      16,648,020      7,209,573
Ceding commission                                             6,031,987       5,429,330      1,356,061
                                                             ----------      ----------      ---------
    Earned ceded premium, net of ceding commission          $11,752,253     $11,218,690     $5,853,512
                                                             ==========      ==========      =========

Ratios to direct earned premium
  Direct ceded premium                                               26%             31%            18%
  Earned ceded premium, net of ceding commission                     17%             21%            14%

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

                          Year ended December 31
                          ----------------------
                        2004       2003      2002
                        ----       ----      ----
Loss ratio              68.8%      85.5%     98.1%
Expense ratio           20.6%      21.4%     27.8%
                        ----      -----     -----
Combined ratio          89.4%     106.9%    125.9%
                        ====      =====     =====

As indicated in the above table, loss ratio for the year ended December 31, 2004, decreased to 68.8% from 85.5% in 2003 and 98.1% in 2002. The decrease in the loss ratio since 2002 was primarily due to improvements in the provision for prior years' incurred losses. Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

Reserves for losses and loss adjustment expenses before reinsurance was $87,469,000 at December 31, 2004, compared to $78,139,090 and $74,905,284 at
December 31, 2003 and 2002 respectively. The increase in loss and loss adjustment expense reserves in 2004 and 2003 is primarily a result of increased IBNR reserves as a result of the 26% and 32% increase in direct earned premium in the years ended December 31, 2004 and 2003 respectively, as discussed above.

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader's lines of business were as follows:

                                                         Year ended December 31
                                                         ----------------------
Line of Business                   2004                          2003                           2002
----------------                   ----                          ----                           ----
  CMP                      $83,677,560    95.7%          $73,708,553     94.3%          $69,111,825     92.3%
  Other Liability            3,592,719     4.1%            4,279,021      5.5%            5,564,214      7.4%
  Other                        198,721     0.2%              151,516      0.2%              229,245      0.3%
                            ----------   -----            ----------   -------           ----------    -----
     Total                 $87,469,000   100.0%          $78,139,090    100.0%          $74,905,284    100.0%
                            ==========   =====            ==========    ======           ==========    =====

The Company`s consolidated financial statements include estimated reserves for unpaid losses and related claim settlement or loss adjustment expenses of the insurance company operation. Crusader sets loss and loss adjustment expense reserves at each balance sheet date as management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses. Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

2004 losses and loss adjustment expenses
----------------------------------------
Losses and loss adjustment expenses were $34,450,738 or 69% of net premium earned for the year ended December 31, 2004, compared to $31,720,533 or 85% of net premium earned for the year ended December 31, 2003. Incurred losses of prior years were approximately $835,434 (favorable development) for the year ended December 31, 2004, compared to an incurred losses of prior years of $2,751,585 (adverse development) for the year ended December 31, 2003.

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

Analysis of the roll forward of losses and loss adjustment expenses
-------------------------------------------------------------------
The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                          Year ended December 31
                                                                                          ----------------------
                                                                                 2004              2003               2002
                                                                                 ----              ----               ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                                  $58,883,861       $53,596,945        $49,786,215
                                                                              ----------        ----------         ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                               35,286,172        28,968,948         24,936,172
   Increase (Decrease) in provision for events of prior years                   (835,434)        2,751,585          7,790,851
                                                                              ----------        ----------         ----------
     Total losses and loss adjustment expenses                                34,450,738        31,720,533         32,727,023
                                                                              ----------        ----------         ----------
Payments
   Losses and loss adjustment expenses attributable to
     insured events of the current year                                        7,438,331         5,106,929          5,905,678
   Losses and loss adjustment expenses attributable to
     insured events of prior years                                            18,546,279        21,326,688         23,010,615
                                                                              ----------        ----------         ----------
     Total payments                                                           25,984,610        26,433,617         28,916,293
                                                                              ----------        ----------         ----------

Reserve for unpaid losses and loss adjustment expenses
  at end of year - net of reinsurance                                         67,349,989        58,883,861         53,596,945

Reinsurance recoverable on unpaid losses and loss
  adjustment expenses at end of year                                          20,119,011        19,255,229         21,308,339
                                                                              ----------        ----------         ----------
Reserve for unpaid losses and loss adjustment expenses at
  end of year per balance sheet, gross of reinsurance (*)                    $87,469,000       $78,139,090        $74,905,284
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

Managements analysis and actions regarding underwriting activity
----------------------------------------------------------------
Crusader incurred underwriting losses in 2000, 2001, and 2002. As a result of these underwriting losses, Crusader's management analyzed and acted upon the following components of its underwriting activity:

   1. Business Outside of California
   2. Habitability Exposure
   3. Construction Defect Exposure
   4. Special Risk Class of Business
   5. Increased Cost of Settling Claims, Indemnity and Expense
   6. Increased Cost of Reinsurance
   7. Mold Exposure
   8. Terrorism Exposure

The following is a discussion of the above items. The Company believes that except for one aberrational claim previously discussed under the 2003 adverse development, the implementation of the above items have contributed to improved operating results in 2003 and 2004.

1. Business Outside of California: Collectively, the insurance underwritten by the Company outside of California has been very unprofitable, particularly with respect to the Liquor and Premises types of liability coverage. The Company adopted substantial rate increases and coverage restrictions beginning in June of 2001 for all Liquor Liability written outside of California and Nevada. The rate increases caused a dramatic decline in sales, causing the Company to be concerned about adverse selection. The Company determined that under current market conditions, it could not sell its policies at an adequate rate outside of California and ceased writing in those states.

                      Non-California    Non-California
          Accident    Direct Written     Direct Earned
            Year         Premium            Premium
            ----         -------            -------
            1997       $9,464,473         $9,287,644
            1998       $5,813,949         $8,085,720
            1999       $4,429,266         $4,783,426
            2000       $4,746,126         $4,473,864
            2001       $5,263,039         $5,112,715
            2002       $3,031,606         $4,431,289
            2003          $18,224         $1,198,006
            2004            ($404)           $19,862

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

                 Special Risk      Special Risk       Special Risk
                Direct Written    Direct Earned         Policies
     Year          Premium           Premium            In Force
     ----          -------           -------            --------
     1998        $2,734,635        $3,380,747       259 as of 12/31/98
     1999        $2,595,032        $2,636,451       235 as of 12/31/99
     2000        $2,851,194        $2,731,012       250 as of 12/31/00
     2001        $2,922,257        $2,925,365       201 as of 12/31/01
     2002        $2,329,771        $2,582,673       131 as of 12/31/02
     2003        $1,804,249        $2,222,707       115 as of 12/31/03
     2004           $25,772          $775,167        10 as of 12/31/04

5. Increased Cost of Settling Claims: In 2002 the Company noticed a trend of increasing costs in settling claims but does not believe that the trend reflects operational changes. The Company believes that the trend is most likely attributable to several changes in the law, including an increased propensity for trial courts to award large plaintiff verdicts. However, several favorable decisions were recently published, including the U.S. Supreme Court's limitation on punitive damages (see Campbell vs. State Farm, 2003), and the California Supreme Court's limitation on public policy reformations (see Rosen vs. State Farm, 2003). It is difficult to quantify and predict the continuation of this trend. In 2003, an outside actuary was engaged to assist the Company in reviewing the premium rate adequacy of certain key Crusader programs and to assist in the regulatory rate filings. Crusader raises its premium rates whenever the adequacy is in doubt.

6. Increased Cost of Reinsurance: In 2003, the cost of reinsurance significantly increased primarily as a result of losses sustained outside of California that the Company no longer underwrites. The Company received a slight decrease in its reinsurance rates in 2004.

7. Mold Exposure: The Company has not seen any significant mold-based claims and all of its policies are now being endorsed with a "Mold Exclusion." In addition, numerous articles from respected medical authorities were recently published, making plaintiffs task of proving mold-based injuries much more difficult.

8. Terrorism Exposure: All policies are endorsed with a "Terrorism Endorsement" that conforms with the Federal Terrorism Risk Insurance Act of November 26, 2002. All policyholders that reject the federal coverage will get a policy containing a Terrorism Exclusion endorsement.

Primarily as a result of the underwriting losses in 2000 and 2001, A.M. Best Company lowered Crusader's rating from A (Excellent) to A- (Excellent) effective March 26, 2002, based on financial information as of December 31, 2001. At the time the rating was lowered, A.M. Best remained concerned with the potential for further adverse loss reserve development and the negative impact it would have on the Company's operating performance and overall capitalization and viewed the rating outlook as negative. Due to the continued adverse development in the six months ended June 30, 2002, on October 3, 2002, A.M. Best Company lowered Crusader's rating to B+ (Very Good) and continued to view its rating outlook as negative. The lowering of Crusader's rating to B+ did not have a material adverse effect on the Company.

Other Insurance Operations
--------------------------

                        Health and Life Insurance Program
                        ---------------------------------
Commission income from the health and life insurance sales of NIB and AIB is as follows:

                                Year ended December 31
                                ----------------------
                           2004           2003           2002
                           ----           ----           ----
  Commission income     $2,156,924     $3,312,715     $2,741,672

AIB markets health and life insurance in California through non-affiliated insurance companies for individuals and groups and receives commission and fee income based on the premiums that it writes.

Commission and fee income decreased $1,156,924 (35%) in the year ended December 31, 2004, compared to 2003. The decrease is primarily due to the discontinuance of CIGNA's individual and family health insurance program in the state of California. AIB was able to secure other insurance for approximately half of the 2,200 CIGNA members that were terminated by CIGNA. AIB could not obtain insurance for the remaining CIGNA individuals and family members primarily due to their pre-existing health conditions or that they were able to secure insurance through their employer or their spouse's employer. The discontinuance of CIGNA's individual and family health insurance program did not affect the CIGNA small group program. Due to intense competition in both rates and benefits offered, CIGNA small group program membership decreased in 2004. As of December 31, 2004, CIGNA small group program membership is comprised of 1,488 subscribers and 878 dependents compared to 1,935 subscribers and 1,149 dependents as of December 31, 2003.

Commissions/overrides from other carriers are generally higher than the commission structure paid by CIGNA. As such, AIB's commission income from all insurance carriers except CIGNA increased approximately 78% in 2004 as compared to 2003.

Commission and fee income for the year ended December 31, 2003 increased $571,043 (21%) compared to the year ended December 31, 2002. The increase in health and life insurance program commission and fee income was primarily due to an increase in premium written. This increase was primarily due to the fact that in November 2002 CIGNA terminated their contract with another administrator and approximately 2,000 affected members were transitioned into the Company's health and life insurance program effective January 1, 2003. Approximately 65% were enrolled in the CIGNA individual health and family program and 35% were enrolled in CIGNA's small group program.

                                Policy Fee Income
                                -----------------
Unifax sells and services insurance policies for Crusader. The policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income of Unifax is as follows:

                                 Year ended December 31
                                 ----------------------
                           2004           2003           2002
                           ----           ----           ----
  Policy fee income     $3,394,783     $3,458,559     $2,241,883
  Policies written          20,885         21,425         18,603

Policy fee income for the year ended December 31, 2004, decreased $63,776 (2%) as compared to the year ended December 31, 2003. The slight decrease in policy fee income is a result of a 540 (3%) decrease in the number of policies issued during 2004 as compared to 2003.

Policy fee income for the year ended December 31, 2003, increased $1,216,676 (54%) as compared to the year ended December 31, 2002. The increase in policy fee income was due to an increase in the fee from $100 to $165 per policy written in California effective on and after the latter part of August 2002 and due to the 2,822 (15%) increase in the number of policies written by Unifax during 2003 as compared to 2002.

                    Daily Automobile Rental Insurance Program
                    -----------------------------------------
The daily automobile rental insurance program is produced by Bedford. Bedford receives a commission from a non-affiliated insurance company based on premium written. Prior to December 31, 2003, Bedford also received a claim administration fee from the non-affiliated insurance company.

Commission and fee income from the daily automobile rental insurance program are as follows:

                                              Year ended December 31
                                              ----------------------
                                          2004         2003         2002
                                          ----         ----         ----
  Rental program commission             $555,964     $574,197     $642,005
  Claim administration fee                     -      241,428       80,531
  Contingent commission                    9,488            -       66,947
                                         -------      -------      -------
     Total commission and fee income    $565,452     $815,625     $789,483
                                         =======      =======      =======

Commission and fee income during the year ended December 31, 2004, were $565,452, a decrease of $250,173 (31%) as compared to the year ended December 31, 2003. Commission and fee income for the year ended December 31, 2003, increased by $26,142 (3%) compared to the year ended December 31, 2002.

The daily automobile rental insurance program commission income (excluding contingent commission) decreased $18,233 (3%) in 2004 compared to 2003. The daily automobile rental insurance program commission income (excluding contingent commission) decreased $67,808 (11%) in 2003 compared to 2002. Premium written in 2004 decreased 6% compared to premium written in 2003, and premium written in 2003 increased 11% compared to premium written in 2002. The decrease in written premium in 2004 and 2003 is primarily due to the continued intense price competition in the daily automobile rental insurance program, which is causing these fluctuations in the Company's written premium and related commission income. To avoid underwriting losses for the non-affiliated insurance Company that it represents, Bedford continues to produce business only at rates that it believes to be adequate. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The decrease in claim administration fee income is due to the fact that the Company's subsidiary U.S. Risk Managers, Inc., (U.S. Risk) ceased providing insurance claim administration services to a non-affiliated property and casualty insurance as of December 31, 2003, and it is currently inactive. As of December 31, 2003, the non-affiliated insurance company assumed the claim administration responsibility for all outstanding and IBNR claims.
During 2003, the Company recognized $200,000 of claim administration fees that were unearned as of December 31, 2002. Although U.S. Risk is inactive, the Company is still responsible for all claim administration cost arising from losses covered by premiums for which it received a claim administration fee. As of December 31, 2003, the non-affiliated insurer assumed the claim administration for the remaining outstanding and IBNR claims. During 2004, the Company did not receive any claim administration fees and will not incur any future internal claim administration costs. The unearned claim administration reserve as of December 31, 2004, is in the amount of $100,000 and it reflects the estimated costs to complete the claim administration by the non-affiliated insurer. The non-affiliated insurer will bill the Company for these costs as they are incurred.

                              Association Operation
                              ---------------------
Membership and fee income from the association program of AAQHC is as follows:

                                      Year ended December 31
                                      ----------------------
                                  2004         2003         2002
                                  ----         ----         ----
  Membership and fee income     $333,470     $481,366     $424,784

Membership and fee income for the year ended December 31, 2004, decreased $147,896 (31%), compared to the year ended December 31, 2003. Beginning in April 2003, CIGNA discontinued its individual and family health insurance program to new policyholders in the State of California and on November 1, 2003, CIGNA began terminating approximately 2,200 individual and family policyholders on a runoff basis. The termination of policyholders continued through October 1, 2004. Due to the discontinuance of CIGNA's individual and family health insurance program, membership and fee income decreased as these terminated members were no longer members of the association.

The increase in membership and fee income for the year ended December 31, 2003, as compared to 2002 is primarily a result of the fact that in November 2002 CIGNA terminated its contract with another administrator and approximately 2,000 affected members were transitioned into the Company's health and life insurance program effective January 1, 2003.

                         Other Commission and Fee Income
                         -------------------------------
Other commission and fee income are as follows:

                                                 Year ended December 31
                                                 ----------------------
                                              2004        2003        2002
                                              ----        ----        ----
Earthquake program commission income        $53,140     $40,015     $51,576
Miscellaneous commission and fee income         111       1,112      11,626
                                             ------      ------      ------
   Total other commission and fee income    $53,251     $41,127     $63,202
                                             ======      ======      ======

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999. Unifax receives a commission from these insurance companies based on premium written. Commission income on the earthquake program for the year ended December 31, 2004, increased $13,125 (33%) compared to the prior year. The commission income on the earthquake program is based on premium written.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

                             Premium Finance Program
                             -----------------------
Premium finance charges and late fees earned from financing policies are as follows:

                                                   Year ended December 31
                                                   ----------------------
                                               2004         2003         2002
                                               ----         ----         ----
 Premium finance charges and fees earned     $933,529     $952,543     $878,316
 New loans                                      5,156        6,216        6,340

AAC provides premium financing to Crusader policies produced by Unifax in California. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service to finance those policies. Premium finance charges and fees earned decreased $19,014 (2%) in the year ended December 31, 2004, compared to the prior year due to the fact that there were 1,060 (17%) fewer loans financed in the current year. However, the decrease in the number of new loans issued during 2004 was offset by the 13% increase in the average premium financed as compared to 2003. During 2004, 33% of all Unifax policies were financed and 74% of those policies were financed by AAC. During 2003, 36% of all Unifax policies were financed and 81% of those policies were financed by AAC.

Premium finance charges and fees earned for the year ended December 31, 2003, increased $74,227 (8%) as compared to 2002. The increase in revenues despite the 124 (2%) decrease in the number of new loans in 2003 was primarily due to a 23% increase in the average policy premium financed as compared to 2002.

Investment Income and Net Realized Gains
----------------------------------------
Investment income and net realized gains are as follows:

                                              Year ended December 31
                                              ----------------------
                                        2004           2003           2002
                                        ----           ----           ----
  Interest income
    Insurance company operations     $4,204,573     $4,801,133     $5,401,870
    Other operations                     38,250         47,010         56,176
                                      ---------      ---------      ---------
      Total interest income           4,242,823      4,848,143      5,458,046
  Net realized investment gains               -              -          3,690
                                      ---------      ---------      ---------
      Total investment income and
       realized gains                $4,242,823     $4,848,143     $5,461,736
                                      =========      =========      =========

In the year ended December 31, 2004, while the Company's average invested assets (at amortized value) increased $14,716,855 (13%) compared to the year ended December 31, 2003, investment income earned (excluding net realized gains) decreased $605,320 (12%) compared to the year ended December 31, 2003. The decrease in investment income is primarily the result of a decline in the average return on new and reinvested assets in the Company's investment portfolio. Also contributing to the decline in average return is a shorter weighted average maturity of new and reinvested assets. Due to the current interest rate environment, management believes it prudent to purchase fixed maturity investments with shorter maturities and therefore, the weighted average maturity of the Company's fixed maturity investments has decreased from 1.9 years as of December 31, 2003, to 1.4 years as of December 31, 2004. In the year ended December 31, 2004, the Company's average yield on invested assets (at amortized value) was 3.39% compared to 4.38% at the year ended December 31, 2003. The Company's average invested assets increased in the year ending December 31, 2004, primarily as a result of increased cash flows from operations. The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $970,343 (1% of total investments) at December 31, 2004, compared to $2,029,891 (2% of total investments) at December 31, 2003.

In the year ended December 31, 2003, while the Company's average invested assets (at amortized value) increased $11,939,605 (12%) compared to the year ended December 31, 2002, investment income earned (excluding net realized gains) decreased $609,903 (11%) compared to the year ended December 31, 2002. The decrease in investment income was primarily the result of a decline in the average return on new and reinvested invested assets in the Company's investment portfolio due to both a general decline in short and long-term yield in the marketplace and a shorter weighted average maturity of the portfolio. The weighted average maturity of the Company's fixed maturity investments has decreased from 2.4 years as of December 31, 2002, to 1.9 years as of December 31, 2003. In the year ended December 31, 2003, the Company's average yield on invested assets (at amortized value) was 4.38% compared to 5.53% at the year ended December 31, 2002. The Company's average invested assets increased in the year ending December 31, 2003, primarily as a result of increased cash flows from operations. The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $2,029,891 (2% of total investments) at December 31, 2003, compared to $2,731,060 (3% of total investments) at December 31, 2002.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                   (Amounts in Thousands)
                                                                     As of December 31
                                                                     -----------------
                                                  2004                       2003                      2002
                                          --------------------       --------------------       --------------------
                                          Amortized     Market       Amortized     Market       Amortized     Market
Type of Security                            Cost        Value          Cost        Value          Cost        Value
----------------                             ----       -----           ----       -----          ----        -----
Certificates of deposit                       $500        $500           $500        $500           $400        $400
U.S. treasury securities                    77,766      77,299         38,305      38,550          8,518       8,901
U.S. government sponsored
  enterprise securities                     11,999      11,853         11,997      11,987          9,000       9,024
Industrial and miscellaneous
  taxable bonds                             37,755      38,950         58,494      61,447         73,001      77,221
State and municipal tax-exempt bonds           970         958          2,030       2,040          2,731       2,828
                                           -------     -------        -------     -------         ------      ------
     Total fixed maturity investments      128,990     129,560        111,326     114,524         93,650      98,374
Short-term cash investments                  3,118       3,118          7,229       7,229          9,024       9,024
                                           -------     -------        -------     -------        -------     -------
     Total investments                    $132,108    $132,678       $118,555    $121,753       $102,674    $107,398
                                           =======     =======        =======     =======        =======     =======

The amortized cost and estimated market value of fixed maturity investments at December 31, 2004, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                      (Amounts in Thousands)
                                      As of December 31, 2004
                                      -----------------------
                                     Amortized         Market
Fixed maturities due                   Cost            Value
--------------------                   ----            -----
Within 1 year                          $50,772        $50,712
Beyond 1 year but within 5 years        78,218         78,848
Beyond 5 years but within 10 years           -              -
                                       -------        -------
   Total                              $128,990       $129,560
                                       =======        =======

The Company continually evaluates the recoverability of its investment holdings. All securities held by the Company are rated. When a decline in value of fixed maturities or equity securities is considered other than temporary, a loss is recognized in the consolidated statements of operations. In 2004, there were no other than temporary declines in the value of fixed maturity or equity securities recognized in the consolidated statements of operations. No securities were sold at a loss during 2004, 2003 or 2002.

The following table summarizes, for all fixed maturities in an unrealized loss position as of December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                   Amortized                        Gross
                      Cost          Fair Value  Unrealized Loss
                      ----          ----------  ---------------
0-6 months         $26,470,295     $26,352,610     $117,685
7-12 months         56,073,912      55,573,734      500,178
Over 12 months       3,970,343       3,916,139       54,204
                    ----------      ----------      -------
  Total            $86,514,550     $85,842,483     $672,067
                    ==========      ==========      =======

At December 31, 2004, the Company held securities with unrealized appreciation of $1,242,024 and securities with unrealized depreciation of $672,067. Fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities. Fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consists of U.S. treasury and U.S. government sponsored enterprise securities. Fixed maturity investments with a gross unrealized loss position exceeding a 12-month period consist of U.S. government sponsored enterprise securities and pre-refunded state and municipal bonds.

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $672,067 at December 31, 2004, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.

The Company did not sell any fixed maturity investment in the years ended December 31, 2004 and 2003.

Operating Expenses
------------------
POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The ratio of policy acquisition cost to net earned premium in 2004 and 2003 were lower than the ratio in 2002 primarily due to the increase in the Company's ceding commission from its reinsurer as of January 1, 2003 from 25% in 2002 to 35% in both 2003 and 2004. Policy acquisition costs, net of ceding commission, are as follows:

                                                   Year ended December 31
                                                   ----------------------
                                                2004        2003        2002
                                                ----        ----        ----
 Policy acquisition costs                   $10,319,186  $7,941,199  $9,274,263
 Ratio to net earned premium (GAAP ratio)        21%         21%         28%

SALRIES AND EMPLOYEE BENEFITS incurred for the year ended December 31, 2004, increased $349,347 (4%) compared to the year ended December 31, 2003.

Total salaries and employee benefits incurred for the year ended December 31, 2003, increased $932,463 (12%) compared to the year ended December 31, 2002. Factors that affected the 12% increase include the hiring of higher-level employees, general salary increases (less than 6%), and increases in employee benefits costs.

                                                                    Year ended December 31
                                                                    ----------------------
                                                              2004           2003           2002
                                                              ----           ----           ----
 Total salaries and employee benefits incurred             $9,126,929     $8,777,582      $7,845,119
 Less: charged to losses and loss adjustment expenses      (1,335,778)    (1,137,090)     (1,056,563)
 Less: capitalized to policy acquisition costs             (2,921,984)    (2,679,726)     (2,414,678)
                                                            ---------      ---------       ---------
 Net amount charged to operating expenses                  $4,869,166     $4,960,766      $4,373,878
                                                            =========      =========       =========

COMMISSIONS TO AGENTS/BROKERS (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health and life insurance program, the daily automobile rental insurance program, the earthquake program, and the commercial liability program. Commissions to agents and brokers decreased $526,232 (36%) for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The decrease is primarily the result of a decrease in premiums written and the related decrease in the commission expense in the health and life insurance program.

                                         Year ended December 31
                                         ----------------------
                                    2004          2003           2002
                                    ----          ----           ----
 Commission to agents/brokers     $934,452     $1,460,684     $1,219,310

OTHER OPERATING EXPENSES generally do not change significantly with changes in production. This is true for both increases and decreases in production. Operating expenses decreased $240,576 (8%) for the year ended December 31, 2004, compared to the year ended December 31, 2003. The decrease in other operating expenses was in part due to $111,122 decrease in interest expense. As described below, due a change in law in September 2004, the Company recognized as income 80% of the interest expense accrued at December 31, 2003, on a Notice of Proposed Assessment (NPA) by the California Franchise Tax Board for tax years 1999 and 2000.

                                       Year ended December 31
                                       ----------------------
                                 2004           2003           2002
                                 ----           ----           ----
 Other operating expenses     $2,657,310     $2,897,886     $3,248,227

Income Taxes
------------
Income tax expense for the year ended December 31, 2004, was $2,990,958 compared to an income tax expense of $1,080,721 for the year ended December 31, 2003. The effective combined income tax rates for 2004 and 2003 were 34% and 50%, respectively. The pre-tax income increased $6,523,087 for the year ended December 31, 2004, compared to the year ended December 31, 2003, which resulted in an increased income tax expense in 2004. The income tax expense for the year ended December 31, 2003, was $1,080,721 compared to an income tax benefit of $1,589,370 for the year ended December 31, 2002. The effective combined income tax rates for 2003 and 2002 were 50% and 33%, respectively.

In the year ended December 31, 2003, the Company recognized an income tax expense of $287,000 resulting from an assessment for the years 1999 and 2000 from the California Franchise Tax Board. The assessment resulted from a court ruling in Ceridian vs. Franchise Tax Board that held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute was invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers that benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000. In September 2004, California enacted legislation (AB
263) that addresses many aspects of the tax treatment of insurance company owners, including holding companies such as Unico. The legislation provides for an election, applicable if made to all tax years ending after December 1, 1997, and before January 1, 2005, under which a dividend-received deduction of up to 80% of dividends paid by an insurer to a non-insurer parent is allowed. The Company made the election authorized by AB 263 and, therefore, has reversed 80% of the $287,000 income tax expense and 80% of the interest accrued thereon. In addition, as a result of AB 263, the Company recognized a state deferred tax liability of $157,249 in accordance with FASB 109. This deferred tax liability represents the Company's future state tax liability for all undistributed earnings of Crusader since

January 1, 1993. The federal tax benefit resulting from AB 263 as of December 31, 2004, is $53,465. Thus, the net deferred tax liability as of December 31, 2004, is $103,784.

Recently Issued Accounting Standards
------------------------------------
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," the principles that the Company currently employs to account and report its employee stock option awards. SFAS No. I 23R is effective for the first interim reporting period that begins after June 15, 2005.

There were no other accounting standards issued during 2004 that are expected to have a material impact on the Company's consolidated financial statements.

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

In 2003, Unico made capital contributions totaling $3,000,000 to its Crusader subsidiary. The contributions were made to ensure that Crusade maintained its A.M. Best Financial Size Category VI rating, which requires capital of at least $25,000,000. The funding of Unico's capital contribution to Crusader was derived from available cash from the Company's other operations and the proceeds of two notes. On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $500,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. As of December 31, 2004, the Company repaid the note from The Cary and Danielle Cheldin Family Trust in full and repaid $500,000 of the Erwin Cheldin note. On January 31, 2005, the Company repaid an additional $250,000 of the Erwin Cheldin note. The note from Erwin Cheldin is unsecured and it is payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then it is payable in full on September 28, 2007. The note may be prepaid at any time without penalty. The note bears an adjustable interest of 5.5% as of December 31, 2004. The interest is payable monthly and it is adjustable every third month by adding a margin of one percentage point to the prime rate.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the Sections entitled "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward looking. These statements, which may be identified by forward looking words or phrases such as "anticipate," "appears," "believe," "estimates," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include those described under Item 1 - Business - Competition; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; success of the Company's underwriting and pricing actions that it believes addressed the adverse development on its construction defect, apartment house habitability, special risk class of business, and non-California liquor liability claims; the outcome of existing and planned filings with regulatory authorities seeking rate increases; acceptance by insureds of rate increases; adequacy of rate increases; possible reductions in Crusader's A.M. Best rating; regulatory changes or developments; the outcome of regulatory proceedings; unforeseen calamities; general market conditions; and the Company's ability to introduce new profitable products.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets at December 31, 2004 and 2003 consisted of the following:

                                                       2004            2003
                                                       ----            ----
Fixed maturity bonds (at amortized cost)           $128,489,658    $110,825,592
Short-term cash investments (at cost)                 3,118,118       7,229,315
Certificates of deposit - over 1 year (at cost)         500,000         500,000
                                                    -----------     -----------
     Total invested assets                         $132,107,776    $118,554,907
                                                    ===========     ===========

The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than eight years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements is unrealized and no gains or losses are recognized in the consolidated statements of operations. Unrealized gains and losses are reported as separate components of stockholders' equity, net of any deferred tax effect. As of December 31, 2004, the Company's unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $569,957 compared to $3,198,454 as of December 31, 2003. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2004, would decrease by approximately $1,786,000. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold.

The Company's short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                         Number
                                                                         ------
Report of Independent Registered Public Accounting Firm                    35

Consolidated Balance Sheets as of December 31, 2004, and
  December 31, 2003                                                        36

Consolidated Statements of Operations for the years ended
  December 31, 2004, December 31, 2003, and December 31, 2002              37

Consolidated Statements of Comprehensive Income for the years
  ended December 31, 2004, December 31, 2003, and December 31, 2002        38

Consolidated Statements of Changes in Stockholders' Equity for the years
  ended December 31, 2004, December 39 31, 2003, and December 31, 2002     39

Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, December 31, 2003, and December 31, 2002              40

Notes to Consolidated Financial Statements                                 41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



The Board of Directors and Stockholders
Unico American Corporation:


We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of its their operations and its their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                    KPMG LLP

Los Angeles, California
March 23, 2005

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                   December 31         December 31
                                                                                       2004                2003
                                                                                      ----                 ----
                                                      ASSETS
                                                      ------
Investments
   Available for sale:
     Fixed maturities, at market value (amortized cost:  December 31,
      2004  $128,989,658; December 31, 2003  $111,325,592)                        $129,559,615        $114,524,046
   Short-term investments, at cost                                                   3,118,118           7,229,315
                                                                                   -----------         -----------
      Total Investments                                                            132,677,733         121,753,361
Cash                                                                                    15,016              37,988
Accrued investment income                                                            1,047,278           1,251,126
Premiums and notes receivable, net                                                   7,770,560           8,290,169
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                             18,512             622,964
   Unpaid losses and loss adjustment expenses                                       20,119,011          19,255,229
Deferred policy acquisition costs                                                    8,203,238           8,054,363
Property and equipment (net of accumulated depreciation)                               278,404             323,090
Deferred income taxes                                                                1,667,195             975,701
Other assets                                                                           773,329             929,704
                                                                                   -----------         -----------
        Total Assets                                                              $172,570,276        $161,493,695
                                                                                   ===========         ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                         $87,469,000         $78,139,090
Unearned premiums                                                                   35,656,393          34,675,180
Advance premium and premium deposits                                                 1,067,224           1,118,618
Income taxes payable                                                                   227,551             614,662
Notes payable - related parties                                                        500,000           1,500,000
Accrued expenses and other liabilities                                               5,224,783           6,975,288
                                                                                   -----------         -----------
        Total Liabilities                                                         $130,144,951        $123,022,838
                                                                                   -----------         -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares, issued and outstanding
 shares 5,492,315 at December 31, 2004, and 5,489,815 at December 31, 2003          $2,708,047          $2,700,272
Accumulated other comprehensive income                                                 376,172           2,110,979
Retained earnings                                                                   39,341,106          33,659,606
                                                                                    ----------          ----------
        Total Stockholders' Equity                                                 $42,425,325         $38,470,857
                                                                                    ----------          ----------

        Total Liabilities and Stockholders' Equity                                $172,570,276        $161,493,695
                                                                                   ===========         ===========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31


                                                     2004                   2003                 2002
                                                     ----                   ----                 ----
REVENUES
--------
Insurance Company Revenues
   Premium earned                                 $67,890,808            $53,754,119          $40,568,845
   Premium ceded                                   17,784,240             16,648,020            7,209,573
                                                   ----------             ----------           ----------
     Net premium earned                            50,106,568             37,106,099           33,359,272
   Net investment income                            4,204,573              4,801,133            5,401,870
   Net realized investment gains                            -                      -                3,690
   Other income                                       103,806                 98,242               49,038
                                                   ----------             ----------           ----------
        Total Insurance Company Revenues           54,414,947             42,005,474           38,813,870

Other Revenues from Insurance Operations
   Gross commissions and fees                       6,503,880              8,109,392            6,261,024
   Investment income                                   38,250                 47,010               56,176
   Finance charges and fees earned                    933,529                952,543              878,316
   Other income                                        12,704                 16,020               19,256
                                                   ----------             ----------           ----------
        Total Revenues                             61,903,310             51,130,439           46,028,642
                                                   ----------             ----------           ----------

EXPENSES
--------
Losses and loss adjustment expenses                34,450,738             31,720,533           32,727,023
Policy acquisition costs                           10,319,186              7,941,199            9,274,263
Salaries and employee benefits                      4,869,166              4,960,766            4,373,878
Commissions to agents/brokers                         934,452              1,460,684            1,219,310
Other operating expenses                            2,657,310              2,897,886            3,248,227
                                                   ----------             ----------           ----------
        Total Expenses                             53,230,852             48,981,068           50,842,701
                                                   ----------             ----------           ----------

Income (Loss) Before Taxes                          8,672,458              2,149,371           (4,814,059)

Income Tax (Benefit)                                2,990,958              1,080,721           (1,589,370)
                                                    ---------              ---------            ---------

        Net Income (Loss)                          $5,681,500             $1,068,650          $(3,224,689)
                                                    =========              =========            =========


PER SHARE DATA:
--------------
Basic Shares Outstanding                            5,490,346               5,489,604            5,487,311
Basic Earnings (Loss) Per Share                         $1.03                   $0.19               $(0.59)
Diluted Shares Outstanding                          5,581,295               5,533,112            5,487,311
Diluted Earnings (Loss) Per Share                       $1.02                   $0.19               $(0.59)




          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE YEARS ENDED DECEMBER 31


                                                                               2004             2003              2002
                                                                               ----             ----              ----
Net income (loss)                                                           $5,681,500       $1,068,650       $(3,224,689)
Other changes in comprehensive income, net of tax:
  Unrealized gains (losses) on securities classified as
   available-for-sale arising during the period                             (1,734,807)      (1,006,783)        1,261,358
  Less: reclassification adjustment for (gains) included in net income               -                -            (2,435)
                                                                             ---------           ------         ---------
       Comprehensive Income (Loss)                                          $3,946,693          $61,867       $(1,965,766)
                                                                             =========           ======         =========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002



                                                                            Accumulated
                                                   Common Shares               Other
                                             -------------------------     Comprehensive
                                             Issued and                        Income          Retained
                                             Outstanding       Amount         (Losses)         Earnings          Total
                                             -----------       ------          ------          --------          -----
Balance - December 31, 2001                   5,481,288      $2,671,415      $1,858,839       $36,090,122     $40,620,376

Net shares issued for exercise of
  stock options                                   8,245          28,857               -                 -          28,857
Cash dividend paid ($0.05
  per share)                                          -               -               -          (274,477)       (274,477)
Change in comprehensive income,
  net of deferred income tax                          -               -       1,258,923                 -       1,258,923
Net (loss)                                            -               -               -        (3,224,689)     (3,224,689)
                                              ---------       ---------       ---------        ----------      ----------
  Balance - December 31, 2002                 5,489,533      $2,700,272      $3,117,762       $32,590,956     $38,408,990

Shares canceled or adjusted                         282               -               -                 -               -
Change in comprehensive income,
  net of deferred income tax                          -               -      (1,006,783)                -      (1,006,783)
Net income                                            -               -               -         1,068,650       1,068,650
                                              ---------       ---------       ---------        ----------      ----------
Balance - December 31, 2003                   5,489,815      $2,700,272      $2,110,979       $33,659,606     $38,470,857

Net shares issued for exercise of
  stock options                                   2,500           7,775               -                 -           7,775
Change in comprehensive income,
  net of deferred income tax                          -               -      (1,734,807)                -      (1,734,807)
Net income                                            -               -               -         5,681,500       5,681,500
                                              ---------       ---------         -------        ----------      ----------
Balance - December 31, 2004                   5,492,315      $2,708,047        $376,172       $39,341,106     $42,425,325
                                              =========       =========         =======        ==========      ==========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31



                                                                                   2004              2003             2002
                                                                                   ----              ----             ----
Cash flows from operating activities:
   Net income (loss)                                                            $5,681,500        $1,068,650      $(3,224,689)
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                 95,084            89,821           84,951
      Bond amortization, net                                                       251,318           317,389          376,657
      Net realized (gain) on sale of securities                                          -                 -           (3,690)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                              723,457        (1,371,053)        (153,857)
      Reinsurance recoverable                                                     (259,330)        4,235,194      (12,633,253)
      Deferred policy acquisition costs                                           (148,875)       (2,107,353)        (867,475)
      Other assets                                                                 156,375           147,792         (590,015)
      Reserve for unpaid losses and loss adjustment expenses                     9,329,910         3,233,806       14,370,989
      Unearned premium reserve                                                     981,213        10,293,597        5,053,433
      Advance premium and premium deposits                                         (51,394)         (488,654)         523,277
      Accrued expenses and other liabilities                                    (1,750,505)       (1,658,188)       1,377,019
      Income taxes current/deferred                                               (184,916)          215,558         (150,235)
      Federal income tax recoverable                                                     -         1,548,827        3,850,112
                                                                                ----------        ----------        ---------
         Net Cash Provided from Operations                                      14,823,837        15,525,386        8,013,224
                                                                                ----------        ----------        ---------

Investing Activities
   Purchase of fixed maturity investments                                      (51,447,350)      (55,234,166)     (19,300,366)
   Proceeds from maturity of fixed maturity investments                         33,530,817        37,228,000       15,086,100
   Proceeds from sale of fixed maturity investments                                      -                 -        2,003,906
   Net (increase) decrease in short-term investments                             4,112,347         1,807,719       (6,160,760)
   Additions to property and equipment                                             (50,398)          (58,717)        (171,719)
                                                                                ----------        ----------        ---------
         Net Cash (Used) by Investing Activities                               (13,854,584)      (16,257,164)      (8,542,839)
                                                                                ----------        ----------        ---------

Financing Activities
   Proceeds from issuance of common stock                                            7,775                 -           28,857
   Proceeds from notes payable - related parties                                         -         1,500,000          750,000
   Repayment of notes payable - related parties                                 (1,000,000)         (750,000)               -
   Dividends paid to shareholders                                                        -                 -         (274,477)
                                                                                   -------           -------          -------
         Net Cash Provided (Used) by Financing Activities                         (992,225)          750,000          504,380
                                                                                   -------           -------          -------

Net increase (decrease) in cash                                                    (22,972)           18,222          (25,235)

     Cash at beginning of year                                                      37,988            19,766           45,001
                                                                                    ------            ------           ------
        Cash at End of Year                                                        $15,016           $37,988          $19,766
                                                                                    ======            ======           ======

Supplemental cash flow information Cash paid during the period for:
         Interest                                                                  $13,666          $124,788           $6,575
         Income taxes                                                           $3,383,876          $370,520         $150,636



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

Investments
-----------
All of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. Investments in equity securities are carried at market value. The unrealized gains or losses from fixed maturities and equity securities are reported as "accumulated other comprehensive income
(loss)," which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses are included in the consolidated statements of operations based on the specific identification method.

The Company had net unrealized investment gains, net of deferred taxes, of $376,172 as of December 31, 2004, and $2,110,979 as of December 31, 2003.

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

Revenue Recognition
-------------------
     a.  General Agency Operations
     -----------------------------
     Commissions and policy fees due the Company are recognized as income on the effective date of the insurance policies.

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

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for the Company. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. The Company sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Restricted Funds
----------------
Restricted funds are as follows:

                                              Year ended December 31
                                              ----------------------
                                                2004           2003
                                                ----           ----
     Premium trust funds (1)                   $773,404       $939,491
     Cash deposited in lieu of bond (2)         752,659        752,659
     Assigned to state agencies (3)             700,000      2,825,000
                                              ---------      ---------
        Total restricted funds               $2,226,063     $4,517,150
                                              =========      =========

      (1) As required by law, the Company segregates from its operating accounts the premiums collected from insurers which are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments.

      (2) Included in short-term investments are two deposits assigned and held by Travis County and the Los Angeles Superior courts. These deposits are filed with the superior courts in lieu of a bond in order to stay execution of judgments and to allow the Company to appeal the judgment in these matters.
      .
      (3) Included in fixed maturity investments are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

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

Segment Reporting
-----------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 88% of consolidated revenues in the year ended December 31, 2004, 82% of consolidated revenues in the year ended December 31, 2003, and 84% for the year ended December 31, 2002. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company's wholly owned subsidiary Crusader Insurance Company (Crusader), which as of December 31, 2004, was licensed as an admitted insurance carrier in the states of Arizona, California, Idaho, Montana, Nevada, Ohio, Oregon, and Washington. Crusader is a multiple-line property and casualty insurance company, which began transacting business on January 1, 1985. As of December 31, 2004, 98% of Crusader's business was commercial multiple peril business package insurance

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold or operation of the insured premises. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

                                                                     Year ended December 31
                                                                     ----------------------
                                                            2004               2003               2002
                                                            ----               ----               ----
Revenues
--------
Insurance company operation                              $54,414,947        $42,005,474        $38,813,870
                                                          ----------         ----------         ----------

Other insurance operations                                26,380,789         26,684,721         20,469,400
Intersegment elimination (1)                             (18,892,426)       (17,559,756)       (13,254,628)
                                                          ----------         ----------         ----------
     Total other insurance operations                      7,488,363          9,124,965          7,214,772
                                                           ---------          ---------          ---------

     Total revenues                                      $61,903,310        $51,130,439        $46,028,642
                                                          ==========         ==========         ==========

Income (loss) before income taxes
---------------------------------
Insurance company operation                               $5,333,273        $(3,208,657)       $(7,069,522)
Other insurance operations                                 3,339,185          5,358,028          2,255,463
                                                           ---------          ---------          ---------
     Total income (loss) before income taxes              $8,672,458         $2,149,371        $(4,814,059)
                                                           =========          =========          =========

Assets
------
Insurance company operation                             $151,963,707       $138,247,845       $131,574,608
Intersegment eliminations (2)                             (2,285,589)        (2,302,224)        (1,245,711)
                                                         -----------        -----------        -----------
     Total insurance company operation                   149,678,118        135,945,621        130,328,897
Other insurance operations                                22,892,158         25,548,074         18,357,708
                                                         -----------        -----------        -----------
     Total assets                                       $172,570,276       $161,493,695       $148,686,605
                                                         ===========        ===========        ===========

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks
----------------------
In 2004 100% of Crusader's gross premium written was derived from California. In 2004 approximately 78% of the $2,156,924 commission and fee income from the Company's health and life insurance program was from CIGNA HealthCare medical and dental plan programs.

At December 31, 2004, the Company's reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $20,137,523 were as follows:

                                     A.M.          Best Amount
Name of Reinsurer                   Rating         Recoverable
-----------------                   ------         -----------
Platinum Reinsurance                   A           $7,508,919
Partners Reinsurance of the U.S.       A+           5,430,618
Hannover Ruckversicherungs AG          A            4,070,346
General Reinsurance Corporation        A++          2,180,640
QBE Reinsurance Corporation            A              947,000
                                                   ----------
     Total                                        $20,137,523
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

                                                                 Year ended December 31
                                                                 ----------------------
                                                         2004              2003             2002
                                                         ----              ----             ----
Net income (loss)
  As reported                                         $5,681,500        $1,068,650       $(3,224,689)

  Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                             43,604            51,639            51,606
                                                       ---------         ---------         ---------
  Pro forma                                           $5,637,896        $1,017,011       $(3,275,995)
                                                       =========         =========         =========

Income (loss) per share
  As reported                                              $1.03             $0.19            $(0.59)
  Pro forma                                                $1.03             $0.19            $(0.60)

Income (loss) per share - assuming dilution:
  As reported                                              $1.02             $0.19            $(0.59)
  Pro forma                                                $1.01             $0.18            $(0.60)

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

Recently Issued Accounting Standards
------------------------------------
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS No. 123R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, the principles that the Company currently employs to account and report its employee stock option awards. SFAS No. I23R is effective for the first interim reporting period that begins after June 15, 2005.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



There were no other accounting standards issued during 2004 that are expected to have a material impact on the Company's consolidated financial statements.


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


NOTE 3 -  INVESTMENTS
---------------------
The Company manages its own investment portfolio. A summary of net investments and related income is as follows:

Investment income is summarized as follows:

                                          Year ended December 31
                                          ----------------------
                                    2004           2003           2002
                                    ----           ----           ----
Fixed maturities                 $4,200,190     $4,742,204     $5,354,707
Short-term investments               42,633        105,939        103,339
                                  ---------      ---------      ---------
     Total investment income     $4,242,823     $4,848,143     $5,458,046
                                  =========      =========      =========

Net realized investment gains and (losses) are summarized as follows:

                                                  Year ended December 31
                                                  ----------------------
                                                2004       2003        2002
                                                ----       ----        ----

Gross realized gains on fixed maturities:          -          -       $3,906
Gross realized (losses) on equity securities:      -          -         (216)
                                                                       -----
     Net realized investment gains (losses)        -          -       $3,690
                                                                       =====

A summary of the unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

                                                                       Year ended December 31
                                                                       ----------------------
                                                                 2004           2003            2002
                                                                 ----           ----            ----
Gross unrealized appreciation of fixed maturities:           $1,242,024      $3,236,623      $4,828,956
Gross unrealized (depreciation) of fixed maturities:           (672,067)        (38,169)       (105,074)
                                                                -------       ---------       ---------
Net unrealized appreciation on investments                      569,957       3,198,454       4,723,882
Deferred federal tax (expense)                                 (193,785)     (1,087,475)     (1,606,120)
                                                                -------       ---------       ---------
   Net unrealized appreciation,
     net of deferred income taxes                              $376,172      $2,110,979      $3,117,762
                                                                =======       =========       =========

The amortized cost and estimated market value of fixed maturity investments at December 31, 2004, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                              Amortized          Estimated
                                                Cost           Market Value
                                                ----           ------------
Due in one year or less                      $50,771,462        $50,711,703
Due after one year through five years         78,218,196         78,847,912
Due after five years through ten years                 -                  -
                                             -----------        -----------
   Total fixed maturities                   $128,989,658       $129,559,615
                                             ===========        ===========

The amortized cost and estimated market values of investments in fixed maturities by categories are as follows:

                                                                      Gross        Gross          Estimated
                                                    Amortized      Unrealized   Unrealized         Market
                                                       Cost           Gains       Losses           Value
                                                       ----           -----       ------           -----
December 31, 2004
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                             $500,000              -            -          $500,000
  U.S. treasury securities                          77,765,616        $47,620     $514,331        77,298,905
  U.S. government sponsored
    enterprise securities                           11,998,772              -      145,712        11,853,060
  State and municipal tax-exempt bonds                 970,343              -       12,024           958,319
  Industrial and miscellaneous taxable bonds        37,754,927      1,194,404            -        38,949,331
                                                   -----------      ---------       ------       -----------
     Total fixed maturities                       $128,989,658     $1,242,024     $672,067      $129,559,615
                                                   ===========      =========      =======       ===========

December 31, 2003
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                             $500,000              -            -          $500,000
  U.S. treasury securities                          38,305,041       $251,713       $6,485        38,550,269
  U.S. government sponsored
    enterprise securities                           11,997,264         13,976       24,360        11,986,880
  State and municipal tax-exempt bonds               2,029,891         17,316        7,324         2,039,883
  Industrial and miscellaneous taxable bonds        58,493,396      2,953,618            -        61,447,014
                                                   -----------      ---------       ------       -----------
     Total fixed maturities                       $111,325,592     $3,236,623      $38,169      $114,524,046
                                                   ===========      =========       ======       ===========


The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2004.

                   Amortized                        Gross
                      Cost          Fair Value  Unrealized Loss
                      ----          ----------  ---------------
0-6 months         $26,470,295     $26,352,610     $117,685
7-12 months         56,073,912      55,573,734      500,178
Over 12 months       3,970,343       3,916,139       54,204
                    ----------      ----------      -------
  Total            $86,514,550     $85,842,483     $672,067
                    ==========      ==========      =======

At December 31, 2004, the Company held securities with unrealized appreciation of $1,242,024 and securities with unrealized depreciation of $672,067. Fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities. Fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consists of U.S. treasury and U.S. government sponsored enterprise securities. Fixed maturity investments with a gross unrealized loss position exceeding a 12-month period consist of U.S. government sponsored enterprise securities and pre-refunded state and municipal bonds.

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $672,067 at December 31, 2004, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary.
The Company did not sell any fixed maturity investment in the years ended December 31, 2004 and 2003.

Short-term investments have an initial maturity of one year or less and consist of the following:

                                                     Year ended December 31
                                                     ----------------------
                                                     2004              2003
                                                     ----              ----
Certificates of deposit                            $400,000         $425,000
Cash deposited in lieu of bond *                    752,659          752,659
Commercial paper                                  1,005,000        2,000,000
U.S. treasury bills                                       -        2,998,850
Commercial bank money market accounts               803,949          902,517
U.S. government obligation money market fund        144,925          147,666
Savings account                                      11,585            2,623
                                                  ---------        ---------
   Total short-term investments                  $3,118,118       $7,229,315
                                                  =========        =========

*Deposited with superior courts to stay execution of judgments pending appeal of two Crusader claims.


NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
----------------------------------------------------------------
Property and equipment consist of the following:

                                                Year ended December 31
                                                ----------------------
                                                2004              2003
                                                ----              ----
Furniture, fixtures, computer, office,
  and transportation equipment               $1,599,077        $1,570,716
Accumulated depreciation                      1,320,673         1,247,626
                                              ---------         ---------
   Net property and equipment                  $278,404          $323,090
                                                =======           =======


NOTE 5 - PREMIUMS, COMMISSIONS AND NOTES RECEIVABLE, NET
--------------------------------------------------------
Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.

                                               Year ended December 31
                                               ----------------------
                                               2004             2003
                                               ----             ----
Premiums and commission receivable          $2,947,130       $2,851,189
Premium finance notes receivable             4,843,060        5,457,797
                                             ---------        ---------
   Total premiums and notes receivable       7,790,190        8,308,986
Less allowance for doubtful accounts            19,630           18,817
                                             ---------        ---------
   Net premiums and notes receivable        $7,770,560       $8,290,169
                                             =========        =========

Bad debt expense for the fiscal year ended December 31, 2004, and the fiscal year ended December 31, 2003, was $29,402 and $23,895, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - NOTES PAYABLE - RELATED PARTIES
----------------------------------------
In 2003, Unico made capital contributions totaling $3,000,000 to its Crusader subsidiary. The contributions were made to ensure that Crusader's capital remained above $25,000,000. The funding of Unico's capital contribution to Crusader was derived from available cash from the Company's other operations and the proceeds of two notes. On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $500,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. As of December 31, 2004, the Company repaid the note from The Cary and Danielle Cheldin Family Trust in full and repaid $500,000 of the Erwin Cheldin note. On January 31, 2005, the Company repaid an additional $250,000 of the Erwin Cheldin note. The note from Erwin Cheldin is unsecured and it is payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then it is payable in full on September 28, 2007. The note may be prepaid at any time without penalty. The note bears an adjustable interest of 5.5% as of December 31, 2004. The interest is payable monthly and it is adjustable every third month by adding a margin of one percentage point to the prime rate.

                                            Year ended December 31
                                            ----------------------
                                            2004             2003
                                            ----             ----

Note payable - Erwin Cheldin              $500,000        $1,000,000
Note payable - The Cary and Danielle
                 Cheldin Family Trust            -           500,000
                                           -------         ---------
   Notes payable - related parties        $500,000        $1,500,000
                                           =======         =========


NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------
The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                Year ended December 31
                                                                                ----------------------
                                                                        2004              2003               2002
                                                                        ----              ----               ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                          $58,883,861       $53,596,945        $49,786,215
                                                                      ----------        ----------         ----------

Incurred losses and loss adjustment expenses
  Provision for insured events of current year                        35,286,172        28,968,948         24,936,172
  Increase (decrease) in provision for events of prior years            (835,434)        2,751,585          7,790,851
                                                                      ----------       -----------         ----------
     Total losses and loss adjustment expenses                        34,450,738        31,720,533         32,727,023
                                                                      ----------        ----------         ----------

Payments
  Losses and loss adjustment expenses attributable to
    insured events of the current year                                 7,438,331         5,106,929          5,905,678
  Losses and loss adjustment expenses attributable to
    insured events of prior years                                     18,546,279        21,326,688         23,010,615
                                                                      ----------        ----------         ----------
     Total payments                                                   25,984,610        26,433,617         28,916,293
                                                                      ----------        ----------         ----------

Reserve for unpaid losses and loss adjustment expenses
  at end of year - net of reinsurance                                 67,349,989        58,883,861         53,596,945

Reinsurance recoverable on unpaid losses and loss
  adjustment expenses at end of year                                  20,119,011        19,255,229         21,308,339
                                                                      ----------        ----------         ----------
Reserve for unpaid losses and loss adjustment expenses at
  end of year per balance sheet, gross of reinsurance (*)            $87,469,000       $78,139,090        $74,905,284
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Loss and loss adjustment expense reserves by line of business before reinsurance are as follows:

                                                       Year ended December 31
                                                       ----------------------
                                2004                           2003                            2002
                         -------------------            -------------------             -------------------
Line of Business
----------------
  CMP                   $83,677,560     95.7%          $73,708,553     94.3%           $69,111,825     92.3%
  Other Liability         3,592,719      4.1%            4,279,021      5.5%             5,564,214      7.4%
  Other                     198,721      0.2%              151,516      0.2%               229,245      0.3%
                         ----------    -----            ----------    -----             ----------    -----
     Total              $87,469,000    100.0%          $78,139,090    100.0%           $74,905,284    100.0%
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

Losses and loss adjustment expenses were $34,450,738 (69%) of net premium earned for the year ended December 31, 2004, compared to $31,720,533 (85%) of net premium earned for the year ended December 31, 2003. Incurred losses of prior years were approximately $835,434 (favorable development) for the year ended December 31, 2004, compared to incurred losses of prior years of $2,751,585 (adverse development) for the year ended December 31, 2003.

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

The following table provides an analysis of the roll forward of Crusader's deferred policy acquisition costs:

                                                                       Year ended December 31
                                                                       ----------------------
                                                               2004              2003              2002
                                                               ----              ----              ----
Deferred policy acquisition costs at beginning of year      $8,054,363        $5,947,010        $5,079,535
Policy acquisition costs incurred during year               10,468,061        10,048,552        10,141,738
Policy acquisition costs amortized during year             (10,319,186)       (7,941,199)       (9,274,263)
                                                            ----------         ---------         ---------
   Deferred policy acquisition costs at end of year         $8,203,238        $8,054,363        $5,947,010
                                                             =========         =========         =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The 30% increase in policy acquisition amortized during the year ended December 31, 2004, is a direct result of the 26% increase in direct earned premium during the year ended December 31, 2004, compared to the year ended December 31, 2003.


NOTE 9 - LEASE COMMITMENT TO RELATED PARTY
------------------------------------------
The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for the year ended December 31, 2004; $1,025,952 for the year ended December 31, 2003; and $1,025,952 for the year ended December 31, 2002.

The lease provides for the following minimum annual rental commitments:

      Year ending
      -----------
      December 31, 2005                             $1,025,952
      December 31, 2006                              1,025,952
      December 31, 2007 (through March 31, 2007)       256,488
                                                     ---------
           Total minimum payments                   $2,308,392
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


NOTE 10 - ACCRUED EXPENSES AND OTHER LIABILITIES
------------------------------------------------
Accrued expenses and other liabilities consist of the following:

                                                         Year ended December 31
                                                         ----------------------
                                                          2004           2003
                                                          ----           ----
     Premium payable                                   $3,394,181     $4,241,811
     Unearned claim administration income                 100,000       100,000
     Profit sharing contributions                         636,186        477,000
     Accrued salaries                                     331,054        250,803
     Commission payable                                   333,525        299,153
     Assessments due California Insurance
        Guarantee Association                                   -        650,448
     Other                                                429,837        956,073
                                                        ---------      ---------
       Total accrued expenses and other liabilities    $5,224,783     $6,975,288
                                                        =========      =========


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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - REINSURANCE
---------------------
A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. In 2004, Crusader's primary excess of loss reinsurance agreements were with Platinum Underwriters Reinsurance, Inc. (A.M. Best Rating A) and Hannover Ruckversicherungs AG (A.M. Best Rating A). In 2003, Crusader's primary excess of loss reinsurance agreements were with Platinum Underwriters Reinsurance, Inc., Hannover Ruckversicherungs AG, QBE Reinsurance Corporation (A.M. Best Rating A). From 2000 through 2002 Crusader had its primary excess of loss reinsurance agreements with Partner Reinsurance Company of the U.S. (A.M Best Rating A+). In 1999, Crusader had its primary excess of loss reinsurance agreements with General Reinsurance Corporation (A.M. Best Rating A++). Crusader also has catastrophe reinsurance from various highly rated California admitted and Bermuda reinsurance companies. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company has no reinsurance recoverable balances in dispute.

On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader, which includes a reimbursement of the cost of acquiring the portion of the premium, which is ceded. Ceding commission was $6,031,987 in 2004, $5,429,330 in 2003, and $1,356,061 in 2002. Crusader does not currently assume any reinsurance. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

The increase in earned ceded premiums in 2004 and 2003 were primarily the result of rate increases by the Company's reinsurers and the increase in the related direct earned premiums on which those rates were based. The rate increases are primarily due to the Company's ceded loss experience and the hardening of the reinsurance marketplace.

The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                             Year ended December 31
                                             ----------------------
                                     2004             2003             2002
                                     ----             ----             ----
Premiums written:
   Direct business                $68,872,021      $64,047,717      $45,622,280
   Reinsurance assumed                      -                -                -
   Reinsurance ceded              (17,782,448)     (16,627,560)      (7,259,079)
                                   ----------       ----------       ----------
      Net premiums written        $51,089,573      $47,420,157      $38,363,201
                                   ==========       ==========       ==========

Premiums earned:
   Direct business                $67,890,808      $53,754,119      $40,568,845
   Reinsurance assumed                      -                -                -
   Reinsurance ceded              (17,784,240)     (16,648,020)      (7,209,573)
                                   ----------       ----------       ----------
      Net premiums earned         $50,106,568      $37,106,099      $33,359,272
                                   ==========       ==========       ==========

Incurred losses and loss
 adjustment expenses:
   Direct                         $40,436,295      $39,036,895      $54,352,403
   Assumed                                  -                -                -
   Ceded                           (5,985,557)      (7,316,362)     (21,625,380)
                                    ---------       ----------       ----------
      Net incurred losses and
       loss adjustment expenses   $34,450,738      $31,720,533      $32,727,023
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Employer contributions to the plan were as follows:

     Year ended December 31, 2004            $759,482
     Year ended December 31, 2003            $674,977
     Year ended December 31, 2002            $434,789


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

Crusader Insurance Company statutory capital and surplus are as follows:

     As of December 31, 2004           $29,436,343
     As of December 31, 2003           $26,103,440

Crusader Insurance Company statutory net income (loss) is as follows:

     Year ended December 31, 2004       $3,343,859
     Year ended December 31, 2003      $(3,106,103)
     Year ended December 31, 2002      $(5,331,777)

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

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. There were no dividends paid by Crusader to Unico in 2004, 2003, or in 2002. Based on Crusader's statutory surplus as regards policyholders as of December 31, 2004, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2005 is $2,943,634.

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2004, was 301% of authorized control level risk-based capital.

Insurance Regulatory Information System (IRIS) was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. IRIS helps those companies that merit highest priority in the allocation of the regulators' resources on the basis of 12 financial ratios that are calculated annually. The analytical phase is a review of annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties, but are not themselves indicative of adverse financial condition. The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance department's own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement are performed to confirm that an insurer's situation calls for increased or closer regulatory attention.

In 2004, the Company was outside the usual values on two of the twelve IRIS ratio tests. These ratios were the Estimated Current Reserve Deficiency to Surplus Ratio and the Investment Yield Ratio. The Estimated Current Reserve Deficiency to Surplus ratio was outside the usual values due to adverse development of the Company's losses and loss adjustment expense reserves in 2002 and 2003. The Investment Yield Ratio compares the Company's investment yield of 3.4% to an established minimum and maximum range of greater than 4.5% and less than 10%. The decrease in the Company's investment yield is primarily the result of a decline over the last 5 years in short and long-term yields in the marketplace and a shorter weighted average maturity of the portfolio. Due to the interest rate environment, management believed it was prudent to purchase fixed maturity investments with shorter maturities with minimal credit risk.


NOTE 15 - STOCK PLANS
---------------------
The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated and 95,000 were outstanding and exercisable as of December 31, 2004. These options expire 10 years from the date of the grant.

On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan of which 2,500 options were exercised, 2,500 options were terminated and 177,000 were outstanding as of December 31, 2004. These options expire 10 years from the date of the grant. These options become exercisable as follows:

     January 1, 2004       54,500
     January 1, 2005       55,000
     January 1, 2006       37,500
     January 1, 2007       30,000
                          -------
        Total             177,000
                          =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The changes in the number of common shares under option are summarized as follows:

                                                        Weighted Average
                                             Options     Exercise Price
                                             -------      --------------
  Outstanding at December 31, 2001           116,415         $8.686
     Options granted                         182,000          3.110
     Options exercised                        (8,245)         3.500
     Options terminated                       (3,170)         3.500
                                             -------
  Outstanding at December 31, 2002           287,000          5.356
     Options granted                               -              -
     Options exercised                             -              -
     Options terminated                      (10,000)         9.250
                                             -------
  Outstanding at December 31, 2003           277,000          5.216
     Options granted                               -              -
     Options exercised                        (2,500)         3.110
     Options terminated                       (2,500)         3.110
                                             -------
  Outstanding at December 31, 2004           272,000         $5.254
                                             =======

Options exercisable were 149,500 at December 31, 2004, at a weighted average exercise price of $7.01; 95,000 at December 31, 2003, at a weighted average exercise price of $9.25; 92,500 at December 31, 2002, at a weighted average exercise price of $9.25.

The following table summarizes information regarding the stock options outstanding at December 31, 2004:

                                 Weighted            Weighted                                 Weighted
                                  Average             Average                                 Average
                Number of        Remaining        Exercise Price                          Exercise Price
   Exercise      Options      Contractual Life    of Outstanding     Number of Options    of Exercisable
    Price      Outstanding        (Years)             Options           Exercisable           Options
    -----      -----------         -----              -------           -----------           -------
    $9.25        95,000            4.65                 9.25               95,000              $9.25
    $3.11       177,000            7.96                 3.11               54,500              $3.11


NOTE 16 - TAXES ON INCOME
-------------------------
The provision for taxes on income consists of the following:

                                             Year ended December 31
                                             ----------------------
                                       2004            2003          2002
                                       ----            ----          ----
  Current provision:
    Federal                         $2,947,668       $703,663     (1,599,760)
    State                               64,400        572,822        160,626
                                     ---------      ----------     ---------
      Total federal and state        3,012,068      1,276,485     (1,439,134)
    Deferred                           (21,110)      (195,764)      (150,236)
                                     ---------      ---------      ---------
      Provision for taxes           $2,990,958     $1,080,721    $(1,589,370)
                                     =========      =========      =========

The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the table below:

                                                 Year ended December 31
                                                 ----------------------
                                              2004         2003        2002
                                              ----         ----        ----

  Computed tax expense (benefit)          $2,948,636     $730,786   $(1,636,780)
  Tax effect of:
    Tax exempt income                        (10,612)     (34,071)      (82,034)
    State tax, net of federal tax benefit     65,237      370,784       114,413
    Other                                    (12,303)      13,222        15,031
                                           ---------    ---------     ---------
       Tax per financial statements       $2,990,958   $1,080,721   $(1,589,370)
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

  2002 federal income tax loss carryback to 1998       (1,548,427)
  Adjustment to 2001 tax provision                        (51,333)
                                                        ---------
     2002 federal income tax provision                $(1,599,760)
                                                        =========

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                        Year ended December 31
                                                        ----------------------
                                                         2004            2003
                                                         ----            ----
  Deferred tax assets:
     Discount on loss reserves                        $2,368,238      $2,246,793
     Unearned premiums                                 2,418,595       2,351,751
     AMT credit                                                -         203,340
     State income tax deductible in future periods       152,306         121,278
     Other                                               104,644          89,499
                                                       ---------       ---------
        Total deferred tax assets                     $5,043,783      $5,012,661
                                                       ---------       ---------

  Deferred tax liabilities:
     Deferred acquisition costs                       $2,789,102      $2,738,484
     Unrealized gain on investments                      193,785       1,087,474
     State tax on undistributed insurance
       company earnings                                  157,249               -
     Tax depreciation in excess of book depreciation      66,913          32,483
     Other                                               166,529         178,519
                                                       ---------       ---------
        Total deferred tax liabilities                $3,376,588      $4,036,960
                                                       ---------       ---------

        Net deferred tax assets                       $1,667,195        $975,701
                                                       =========         =======

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

In the year ended December 31, 2003, the Company recognized an income tax expense of $287,000 resulting from an assessment for the years 1999 and 2000 from the California Franchise Tax Board. The assessment resulted from a court ruling in Ceridian vs. Franchise Tax Board that held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute was invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers who benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000. In September 2004, California enacted legislation (AB
263) that

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



addresses many aspects of the tax treatment of insurance company owners, including holding companies such as Unico. The legislation provides for an election, applicable if made to all tax years ending after December 1, 1997, and before January 1, 2005, under which a dividend-received deduction of up to 80% of dividends paid by an insurer to a non-insurer parent is allowed. The Company made the election authorized by AB 263 and, therefore, has reversed 80% of the $287,000 income tax expense. The Company has also reversed 80% of the interest accrued at December 31, 2003, on the $287,000 assessment. In addition, as a result of AB 263, the Company recognized a state deferred tax liability of $157,249 in accordance with FASB 109. This deferred tax liability represents the Company's future state tax liability for all undistributed earnings of Crusader since January 1, 1993. The federal tax benefit resulting from AB 263 as of December 31, 2004, is $53,465. Thus, the net deferred tax liability as of December 31, 2004, is $103,784.


NOTE 17 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the year ended December 31, 2004, the Company did not purchase any shares of the Company's common stock. As of December 31, 2003, the Company had purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 18 - EARNINGS PER SHARE
----------------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                                  Year ended December 31
                                                                  ----------------------
                                                        2004               2003               2002
                                                        ----               ----               ----
Basic Earnings (Loss) Per Share
-------------------------------
 Net income (loss) numerator                         $5,681,500         $1,068,650        $(3,224,689)
                                                      =========          =========          =========
 Weighted average shares outstanding denominator      5,490,346          5,489,604          5,487,311
                                                      =========          =========          =========

 Per share amount                                         $1.03              $0.19             $(0.59)

Diluted Earnings (Loss) Per Share
---------------------------------
 Net income (loss) numerator                         $5,681,500         $1,068,650        $(3,224,689)
                                                      =========          =========          =========

 Weighted average shares outstanding                  5,490,346          5,489,604          5,487,311
 Effect of diluted securities*                           90,949             43,508                  -
                                                      ---------          ---------          ---------
 Diluted shares outstanding denominator               5,581,295          5,533,112          5,487,311
                                                      =========          =========          =========

 Per share amount                                         $1.02              $0.19             $(0.59)

*In loss periods, options are excluded from the calculation of diluted EPS, as the inclusion of such options would have an antidilutive effect. Therefore, 1,428 options were excluded from the calculation of diluted EPS for the year ended December 31, 2002.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 2004 and 2003 is set forth below:

                                                                   Comparable Period by Quarter Ended
                                                                   ----------------------------------
                                                      March 31           June 30          September 30      December 31
                                                      --------           -------          ------------      -----------
  Calendar Year 2004
  ------------------
  Total revenues                                    $15,680,191         $15,243,414        $15,477,954       $15,501,751
  Income before taxes                                 1,968,444           1,945,412          2,119,372         2,639,230
  Net income                                          1,257,997           1,233,390          1,426,213         1,763,900
  Earnings per share: Basic                               $0.23               $0.22              $0.26             $0.32
                      Diluted                             $0.23               $0.22              $0.26             $0.32

  Calendar Year 2003
  ------------------
  Total revenues                                    $11,416,591         $12,292,016        $13,228,806       $14,193,026
  Income (loss) before taxes                            360,080             871,597         (1,024,454)        1,942,148
  Net income (loss)                                     233,083             561,276           (733,562)        1,007,853
  Earnings (loss) per share: Basic                        $0.04               $0.10             $(0.13)            $0.18
                             Diluted                      $0.04               $0.10             $(0.13)            $0.18

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------
None


Item 9A.  Controls and Procedures
---------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


Item 9b.  Other Information
---------------------------
None



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

                                     PART IV
                                     -------

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------
 (a)  Financial Statements, Schedules and Exhibits:

1. Financial statements:
       The consolidated financial statements for the fiscal year ended December 31, 2004, are contained herein as listed in the index to consolidated financial statements on page 34.

2. Financial schedules:
                   Index to Consolidated Financial Statements
                   ------------------------------------------
        Independent Registered Public Accounting Firms' Report on Financial
          Statement Schedules
        Schedule II     - Condensed Financial Information of Registrant
        Schedule III    - Supplemental Insurance Information

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

   23      Consent of Independent Registered Public Accounting Firm - KPMG LLP.

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2005
                                                      UNICO AMERICAN CORPORATION

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

Signature                                   Title                    Date
---------                                   -----                    -----

/s/ Erwin Cheldin              Chairman of the Board,             March 28, 2005
-----------------              President and Chief
    Erwin Cheldin              Executive Officer,
                               (Principal Executive Officer)


/s/ Lester A. Aaron            Treasurer, Chief Financial         March 28, 2005
-------------------            Officer and Director
    Lester A. Aaron            (Principal Accounting and
                               Principal Financial Officer)


/s/ Cary L. Cheldin            Executive Vice President           March 28, 2005
-------------------            and Director
    Cary L. Cheldin


/s/ George C. Gilpatrick       Vice President, Secretary          March 28, 2005
------------------------       and Director
    George C. Gilpatrick


/s/ David A. Lewis             Director                           March 28, 2005
------------------
    David A. Lewis


/s/ Warren D. Orloff           Director                           March 28, 2005
--------------------
    Warren D. Orloff


/s/ Donald B. Urfrig           Director                           March 28, 2005
--------------------
    Donald B. Urfrig

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors and Stockholders
Unico American Corporation:

Under date of March 23, 2005, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    KPMG LLP


Los Angeles, California
March 23, 2005

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY



                                                                                                December 31       December 31
                                                                                                   2004              2003
                                                                                                   ----              ----
                                                            ASSETS
                                                            ------

Investments
 Short-term investments                                                                            $9,147             $9,097
                                                                                                    -----              -----
     Total Investments                                                                              9,147              9,097
Cash                                                                                                8,317             17,119
Accrued investment and other income                                                                 6,000             12,000
Investments in subsidiaries                                                                    61,038,810         55,369,327
Property and equipment (net of accumulated depreciation)                                          278,404            323,090
Income taxes receivable                                                                                 -                  -
Other assets                                                                                      456,787            158,560
                                                                                               ----------         ----------
     Total Assets                                                                             $61,797,465        $55,889,193
                                                                                               ==========         ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------

LIABILITIES
-----------
Accrued expenses and other liabilities                                                           $149,797           $288,340
Payables to subsidiaries (net of receivables) (1)                                              18,494,793         15,015,334
Income taxes payable                                                                              227,550            614,662
Notes Payable - related parties                                                                   500,000          1,500,000
                                                                                               ----------         ----------
     Total Liabilities                                                                        $19,372,140        $17,418,336
                                                                                               ----------         ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                                                                   $2,708,047         $2,700,272
Net unrealized investment gains                                                                   376,172          2,110,979
Retained earnings                                                                              39,341,106         33,659,606
                                                                                               ----------         ----------
     Total Stockholders' Equity                                                               $42,425,325        $38,470,857
                                                                                               ----------         ----------

     Total Liabilities and Stockholders' Equity                                               $61,797,465        $55,889,193
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31



                                                            2004                 2003               2002
                                                            ----                 ----               ----
REVENUES
--------
Net investment income                                      $9,293               $9,315               $476
Other income                                               11,981               15,974             18,706
                                                           ------               ------             ------
     Total Revenue                                         21,274               25,289             19,182

EXPENSES
--------
General and administrative expenses                         9,257               18,670             16,166
                                                            -----               ------             ------
Income before equity in net income of subsidiaries         12,017                6,619              3,016
Equity in net income (loss) of subsidiaries             5,669,483            1,062,031         (3,227,705)
                                                        ---------            ---------          ---------
     Net Income (Loss)                                 $5,681,500           $1,068,650        $(3,224,689)
                                                        =========            =========          =========

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends of $200,000 from American Acceptance Corporation in the years ended December 31, 2004 and 2002.



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31



                                                                             2004               2003              2002
                                                                             ----               ----              ----

Cash flows from operating activities: Cash flows from operating activities:
   Net income (loss)                                                       $5,681,500         $1,068,650        $(3,224,689)

   Adjustments to reconcile net income to net cash from operations
      Undistributed equity in net (income) loss of subsidiaries            (5,669,483)        (1,062,031)         3,227,705
      Depreciation and amortization                                            95,084             89,821             84,951
      Accrued expenses and other liabilities                                 (138,543)           (44,338)           (32,111)
      Accrued investment and other income                                       6,000             (6,000)            (5,750)
      Income taxes receivable                                                       -          1,548,427          3,850,512
      Other assets                                                           (298,227)           (20,963)            81,276
                                                                              -------          ---------          ---------
         Net cash provided (used) from operations                            (323,669)         1,573,566          3,981,894
                                                                              -------          ---------          ---------

Cash flows from investing activities
  (Increase) in short-term investments                                            (50)               (35)              (184)
   Additions to property and equipment                                        (50,398)           (58,717)          (171,719)
                                                                               ------             ------            -------
         Net cash (used) by investing activities                              (50,448)           (58,752)          (171,903)
                                                                               ------             ------            -------

Cash flows from financing activities
   Proceeds from issuance of common stock                                       7,775                  -             28,857
   Proceeds from notes payable - related parties                                    -          1,500,000            750,000
   Repayment of notes payable - related parties                            (1,000,000)          (750,000)                 -
   Dividends paid to shareholders                                                   -                  -           (274,477)
   Net change in payables and receivables from subsidiaries                 1,357,540         (2,256,145)        (4,325,348)
                                                                            ---------          ---------          ---------
         Net cash provided (used) by financing activities                     365,315         (1,506,145)        (3,820,968)
                                                                              -------          ---------          ---------

Net increase (decrease) in cash                                                (8,802)             8,669            (10,977)

Cash at beginning of year                                                      17,119              8,450             19,427
                                                                               ------            -------             ------

Cash at end of year                                                            $8,317            $17,119             $8,450
                                                                                =====             ======              =====



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE III

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION



                                  Future
                                 Benefits,                                         Benefits,  Amortization
                    Deferred      Losses,                                           Claims,    of Deferred
                     Policy      and Loss                                Net      Losses and     Policy        Other
                   Acquisition  Adjustment    Unearned      Premium   Investment  Settlement   Acquisition   Operating    Premium
                      Cost       Expenses     Premiums      Revenue     Income     Expenses       Costs        Costs      Written
                      ----       --------     --------      -------     ------     --------       -----        -----      -------
Year Ended
December 31, 2004
Property &
Casualty            $8,203,238  $87,469,000  $35,656,393  $50,106,568  $4,204,573  $34,450,738  $10,319,186  $1,746,815  $51,089,573

Year Ended
December 31, 2003
Property &
Casualty            $8,054,363  $78,139,090  $34,675,180  $37,106,099  $4,801,133  $31,720,533   $7,941,199  $2,418,935  $47,420,157

Year Ended
December 31, 2002
Property &
Casualty            $5,947,010  $74,905,284  $24,381,583  $33,359,272  $5,401,870  $32,727,023   $9,274,263  $2,151,332  $38,363,201

                                  EXHIBIT INDEX
                                  --------------

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