Form 10-Q
period 2005-03-31
UNICO AMERICAN CORP
filed 2005-05-13
CIK 100716

1 of 16
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005 or

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

                                    5,496,315
         Number of shares of common stock outstanding as of May 10, 2005

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                            March 31           December 31
                                                                                              2005                 2004
                                                                                              ----                 ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  March 31,
       2005  $133,930,281; December 31, 2004  $128,989,658)                               $133,541,399          $129,559,615
   Short-term investments, at cost                                                           3,194,066             3,118,118
                                                                                           -----------           -----------
      Total Investments                                                                    136,735,465           132,677,733
Cash                                                                                            21,500                15,016
Accrued investment income                                                                    1,068,551             1,047,278
Premiums and notes receivable, net                                                           6,952,575             7,770,560
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    363,178                18,512
   Unpaid losses and loss adjustment expenses                                               21,024,435            20,119,011
Deferred policy acquisition costs                                                            7,741,435             8,203,238
Property and equipment (net of accumulated depreciation)                                       283,836               278,404
Deferred income taxes                                                                        1,779,996             1,667,195
Other assets                                                                                   805,706               773,329
                                                                                           -----------           -----------
     Total Assets                                                                         $176,776,677          $172,570,276
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $90,962,233           $87,469,000
Unearned premiums                                                                           33,090,324            35,656,393
Advance premium and premium deposits                                                           928,793             1,067,224
Income taxes payable                                                                           590,494               227,551
Notes payable-related parties                                                                  250,000               500,000
Accrued expenses and other liabilities                                                       7,644,722             5,224,783
                                                                                           -----------           -----------
    Total Liabilities                                                                     $133,464,566          $130,144,951
                                                                                           -----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
  shares 5,496,315 at March 31, 2005, and 5,492,315 at December 31, 2004                    $2,720,487            $2,708,047
Accumulated other comprehensive income                                                        (256,662)              376,172
Retained earnings                                                                           40,846,286            39,341,106
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $43,310,111           $42,425,325
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $176,776,677          $172,570,276
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               March 31
                                                                                               --------
                                                                                       2005                2004
                                                                                       ----                ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                                                                 $16,675,645         $16,474,958
     Premium ceded                                                                    3,849,687           3,888,639
                                                                                     ----------          ----------
          Net premium earned                                                         12,825,958          12,586,319
     Net investment income                                                            1,035,847           1,091,591
     Other income                                                                        25,824              30,291
                                                                                     ----------          ----------
          Total Insurance Company Revenues                                           13,887,629          13,708,201

Other Revenues from Insurance Operations
     Gross commissions and fees                                                       1,373,325           1,710,597
     Investment income                                                                   13,421               9,827
     Finance charges and fees earned                                                    203,042             246,965
     Other income                                                                         3,697               4,601
                                                                                     ----------          ----------
          Total Revenues                                                             15,481,114          15,680,191
                                                                                     ----------          ----------

EXPENSES
--------
Losses and loss adjustment expenses                                                   8,372,112           8,956,987
Policy acquisition costs                                                              2,605,672           2,478,410
Salaries and employee benefits                                                        1,287,357           1,216,119
Commissions to agents/brokers                                                           185,040             271,123
Other operating expenses                                                                674,606             789,108
                                                                                     ----------          ----------
     Total Expenses                                                                  13,124,787          13,711,747
                                                                                     ----------          ----------

     Income Before Taxes                                                              2,356,327           1,968,444
Income Tax Provision                                                                    851,147             710,447
                                                                                      ---------           ---------
     Net Income                                                                      $1,505,180          $1,257,997
                                                                                      =========           =========



PER SHARE DATA
--------------
Basic Shares Outstanding                                                              5,494,847           5,489,815
Basic Earnings Per Share                                                                  $0.27               $0.23

Diluted Shares Outstanding                                                            5,615,644           5,577,686
Diluted Earnings Per Share                                                                $0.27               $0.23



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31
                                                             --------
                                                       2005            2004
                                                       ----            ----

Net Income                                          $1,505,180       $1,257,997
Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities
       classified as available-for-sale
       arising during the period                      (632,834)         141,252
                                                       -------        ---------
            Comprehensive Income                      $872,346       $1,399,249
                                                       =======        =========


           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                          2005                  2004
                                                                                          ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                          $1,505,180            $1,257,997
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                         23,877                23,139
      Bond amortization, net                                                               47,540                81,500
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     796,712              (214,070)
      Reinsurance recoverable                                                          (1,250,090)           (2,722,135)
      Prepaid reinsurance premiums                                                              -                11,224
      Deferred policy acquisitions costs                                                  461,803                41,975
      Other assets                                                                        (32,377)              546,837

      Reserve for unpaid losses and loss adjustment expenses                            3,493,233             3,297,428
      Unearned premium reserve                                                         (2,566,069)             (324,907)
      Funds held as security and advanced premiums                                       (138,431)              (61,542)
      Accrued expenses and other liabilities                                            2,419,939            (1,013,578)
      Income taxes current/deferred                                                       576,147               315,446
                                                                                        ---------             ---------
         Net Cash Provided from Operations                                              5,337,464             1,239,314
                                                                                        ---------             ---------

Investing Activities
      Purchase of fixed maturity investments                                           (7,488,163)          (20,987,800)
      Proceeds from maturity of fixed maturity investments                              2,500,000            16,470,000
      Net (increase) decrease in short-term investments                                   (75,948)            3,315,278
      Additions to property and equipment                                                 (29,309)              (30,290)
                                                                                        ---------             ---------
         Net Cash (Used) by Investing Activities                                       (5,093,420)           (1,232,812)
                                                                                        ---------             ---------

Financing Activities
      Proceeds from issuance of common stock                                               12,440                     -
      Repayment of notes payable - related parties                                       (250,000)                    -
                                                                                          -------
         Net Cash (Used) by Financing Activities                                         (237,560)                    -
                                                                                          -------

Net increase in cash                                                                        6,484                 6,502
      Cash at beginning of period                                                          15,016                37,988
                                                                                           ------                ------
         Cash at End of Period                                                            $21,500               $44,490
                                                                                           ======                ======

Supplemental Cash Flow Information Cash paid during the period for:
      Interest                                                                             $5,000               $14,087
      Income taxes                                                                       $275,000              $395,000


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Nature of Business
------------------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and provides insurance premium financing and membership association services through its other subsidiaries. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

Principles of Consolidation
---------------------------
The accompanying unaudited consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - OMNIBUS STOCK PLAN
---------------------------
The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated and 95,000 were outstanding and exercisable as of March 31, 2005. These options expire 10 years from the date of the grant.

On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan of which 6,500 options were exercised, 2,500 options were terminated and 173,000 were outstanding as of March 31, 2005. These options expire 10 years from the date of the grant. These options become exercisable as follows:

        Currently Exercisable       105,500
        January 1, 2006              37,500
        January 1, 2007              30,000
                                    -------
           Total                    173,000
                                    =======

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, "Accounting for Stock-Based Compensation," and FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of Statement 123, as amended.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 2 - OMNIBUS STOCK PLAN (continued)
--------------------------------------
Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:
                                                         Three Months Ended
                                                              March 31
                                                              --------
                                                        2005            2004
                                                        ----            ----

Net income
  As reported                                        $1,505,180      $1,257,997
  Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects              7,432          11,396
                                                      ---------      -----------
  Pro forma                                          $1,497,748      $1,246,601
                                                      =========       =========

Income per share
  As reported                                             $0.27           $0.23
  Pro forma                                               $0.27           $0.23

Income per share - assuming dilution:
  As reported                                             $0.27           $0.23
  Pro forma                                               $0.27           $0.22

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


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the three months ended March 31, 2005, the Company did not repurchase any shares of the Company's common stock. As of March 31, 2005, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004:

                                                          Three Months Ended
                                                              March 31
                                                        2005            2004
                                                        ----            ----
Basic Earnings Per Share
------------------------
Net income numerator                                 $1,505,180      $1,257,997
                                                      =========       =========

Weighted average shares outstanding denominator       5,494,847       5,489,815
                                                      =========       =========

     Basic Earnings Per Share                             $0.27           $0.23

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 4 - EARNINGS PER SHARE (continued)
--------------------------------------
Diluted Earnings Per Share
--------------------------
Net income numerator                                 $1,505,180      $1,257,997
                                                      =========       =========

Weighted average shares outstanding                   5,494,847       5,489,815
Effect of diluted securities                            120,797          87,871
                                                      ---------       ---------
Diluted shares outstanding denominator                5,615,644       5,577,686
                                                      =========       =========

     Diluted Earnings Per Share                           $0.27           $0.23


NOTE 5 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 90% of consolidated revenues for the three months ended March 31, 2005, and 87% of revenues for the three months ended March 31, 2004. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

                                                     Three Months Ended
                                                          March 31
                                                          --------
                                                    2005              2004
                                                    ----              ----
Revenues
--------
Insurance company operation                      $13,887,629       $13,708,201


Other insurance operations                         5,462,244         6,404,849
Intersegment elimination (1)                      (3,868,759)       (4,432,859)
                                                   ---------         ---------
   Total other insurance operations                1,593,485         1,971,990
                                                  ----------        ----------
   Total Revenues                                $15,481,114       $15,680,191
                                                  ==========        ==========

Income Before Income Taxes
--------------------------
Insurance company operation                       $2,398,193        $1,330,058
Other insurance operations                           (41,866)          638,386
                                                   ---------         ---------
     Total Income Before Income Taxes             $2,356,327        $1,968,444
                                                   =========         =========


                                                         As of March 31
                                                         --------------
                                                    2005               2004
                                                    ----               ----
Assets
-----
Insurance company operation                     $157,219,525      $143,961,736
Intersegment eliminations (2)                     (1,770,109)       (3,129,884)
                                                 -----------       -----------
     Total insurance company operation           155,099,416       140,831,852
Other insurance operations                        21,327,261        23,842,041
                                                 -----------       -----------
     Total Assets                               $176,776,677      $164,673,893
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

The Company had a net income of $1,505,180 for the three months ending March 31, 2005, compared to net income of $1,257,997 for the three months ended March 31, 2004, an increase in net income of $247,183.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance operation. The insurance company operation generates approximately 90% of the Company's total revenue. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

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

A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known. When pricing its products, the Company projects the ultimate claim and loss adjustment cost that it anticipates will be incurred after the policy is sold. In addition, factors such as changes in, among other things, regulations, the legal environment, and inflation can all impact the ultimate cost.

The Company's future writings growth is dependent on market conditions, competition, and the Company's ability to introduce new and profitable products. The Company believes that the "hard market" condition experienced by the Company in the last few years no longer exists. The Company believes that rate adequacy is more important than premium growth and that underwriting profit is the Company's primary goal. Management's assessment of trends and underwriting results is a primary factor in its decisions to expand or contract its business. The Company has no plan to expand into additional states or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms.

As a result of underwriting losses, in 2000 through 2002, management analyzed and acted upon various components of its underwriting activity. The Company believes that the implementation of these actions contributed to the improved underwriting results.

Crusader's underwriting results are as follows:

                                                  Three Months Ended  Three Months Ended     Increase
                                                    March 31, 2005       March 31, 2004     (Decrease)
                                                    --------------       --------------      --------
Net premium earned                                    $12,825,958         $12,586,319        $239,639

Less:
     Losses and loss adjustment expenses                8,372,112           8,956,987        (584,875)
     Policy acquisition costs                           2,605,672           2,478,410         127,262
                                                       ----------          ----------         -------
          Total                                        10,977,784          11,435,397        (457,613)
                                                       ----------          ----------         -------

Underwriting profit (before income taxes)              $1,848,174          $1,150,922        $697,252
                                                        =========           =========         =======

Premium written before reinsurance decreased $2,040,494 (13%) to $14,109,556 for the three months ended March 31, 2005, compared to $16,150,050 for the three months ended March 31, 2004. Policies issued also decreased to 4,695 for the three months ended March 31, 2005, compared to 5,142 for the three months ended March 31, 2004. The decrease in written premium and policies issued in the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily the result of the change in the current market conditions from a "hard market " to a "soft market."

Other Operations
----------------
The Company's other operations generate commissions, fees, and finance charges from various insurance products. The events that have the most significant economic impact on other operations are as follows:

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. As a result of the decrease in Crusader policies sold by Unifax, policy fee income decreased $102,925 (13%) in the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

American Insurance Brokers, Inc. (AIB) sells and services health insurance policies for individual/family and small business groups and receives commission and fee income based on the premiums that it writes. Commission income in this program decreased $213,342 (34%) in the three months ended March 31, 2005; compared to the three months ended March 31, 2004. The decrease is primarily a result of CIGNA HealthCare's (CIGNA) decision to discontinue its individual/family health insurance program over the period from November 1, 2003, through October 1, 2004. AIB had been assisting former CIGNA policyholders to find health coverage with other insurance carriers that AIB represents.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $133.9 million (at amortized cost) at March 31, 2005, compared to $129.0 million (at amortized cost) at December 31, 2004. Although the portfolio slightly increased in 2005, investment income decreased $52,150. Although investment yield have been rising, the decrease in investment income is primarily the result of a decline over the last five years in yields in the marketplace and a shorter weighted average maturity of the Company's portfolio. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with approximately two-year maturities and with minimal credit risk.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2005, the Company had cash and investments of $137,145,847 (at amortized cost) of which $134,881,803 (98%) were investments of Crusader.

As of the quarter ended March 31, 2005, the Company had invested $133,930,281 (at amortized cost) or 98% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $133,930,281 (at amortized cost) include $961,514(0.7%) of pre-refunded state and municipal tax-exempt bonds, $85,269,032 (63.7%) of U.S. treasury securities, $11,999,143 (8.9%) of U.S. government sponsored enterprise securities, $35,200,592 (26.3%) of industrial and miscellaneous securities, and $500,000 (0.4%) of long-term certificates of deposit. The tax-exempt interest income earned for the three months ended March 31, 2005 and 2004 was $3,724 and $17,087, respectively.

The balance of the Company's investments is in short-term investments that include, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and in any one U.S. government agency or U.S. government sponsored enterprise is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any materially adverse financial impact.

On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer. As of December 31, 2004, the Company repaid $500,000 of the Erwin Cheldin note and on January 31, 2005, the Company repaid an additional $250,000. The note from Erwin Cheldin is unsecured and it is payable upon demand of lender (on no less than fourteen days' notice) and, if no demand is made, then it is payable in full on September 28, 2007. The note may be prepaid at any time without penalty. The note bears an adjustable interest of 6.0% as of March 31, 2005. The interest is payable monthly and is adjustable every third month by adding a margin of one percentage point to the prime rate. On April 29, 2005, the Company repaid the remaining $250,000.

The Company anticipates incurring approximately $600,000 of capital expenditures in 2005 for computer hardware and software related to its conversion to a "paperless office." The Company expects this project to be completed in 2005. The Company's analysis of its potential return on this capital expenditure is estimated to be approximately two years due to anticipated productivity improvements and lower operating costs.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (See Note 3). No shares were repurchased in the three months ended March 31, 2005.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $825,025, statutory deposits of $700,000, cash of $200,000 deposited with superior courts in lieu of bonds, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

RESUTLS OF OPERATIONS
---------------------
All comparisons made in this discussion are comparing the three months ended March 31, 2005, to the three months ended March 31, 2004, unless otherwise indicated.

The Company had net income of $1,505,180 for the three months ending March 31, 2005, compared to net income of $1,257,997 for the three months ended March 31, 2004, an increase in net income of $247,183 (20%). Total revenue for the three months ended March 31, 2005, decreased $199,077 (1%) to $15,481,114, compared to total revenue of $15,680,191 for the three months ended March 31, 2004.

Premium written before reinsurance decreased $2,040,494 (13%) to $14,109,556 for the three months ended March 31, 2005, compared to $16,150,050 for the three months ended March 31, 2004. The Company primarily writes commercial multiple peril business package policies in California. This line of business represents approximately 98% of Crusader's total written premium for the three months ended March 31, 2005 and 2004, respectively.

The $2,040,494 decrease in written premium in the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily the result of the change in the current market conditions from a "hard market " to a "soft market." A decrease in the Industry-wide underwriting losses, an increase in investment yield, and decreases in reinsurance cost have all contributed to the change from the "hard market" that existed in California in the past few years to a "soft market." The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on market conditions, competition, and the Company's ability to introduce new and profitable products.

The Company's average gross written premium per policy issued is as follows:

                               Gross
          Quarter Ended       Written      Policies     Average Gross
            March 31          Premium       Issued     Written Premium
            --------          -------       ------     ---------------
              2005          $14,109,556      4,695         $3,005
              2004          $16,150,050      5,142         $3,141

Beginning July 1, 2003, the Company had placed moratoriums on all non-California business, primarily due to the fact that much of the Company's business outside of California has not been profitable. The Company has no current plan to expand into additional states or to expand its marketing channels. Instead, the Company intends to allocate its resources toward improving its California business rates, rules, and forms. The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through its current independent agents and brokers.

PREMIUM EARNED before reinsurance increased $200,687 (1%) to $16,675,645 for the three months ended March 31, 2005, compared to $16,474,958 for the three months ended March 31, 2004. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The slight increase in direct earned premium, in spite of the 13% decrease in direct written premium, is a direct result of the increase in direct premium written during 2004 over 2003.

Premium ceded decreased $38,952 (1%) to $3,849,687 for the three months ended March 31, 2005, compared to ceded premium of $3,888,639 in the three months ended March 31, 2004. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Prior to January 1, 1998, the Company's reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis in 1997. Direct earned premium, earned ceded premium, and ceding commission are as follows:

                                                                          Three Months Ended
                                                                              March 31
                                                                              --------
                                                                                               Increase
                                                             2005               2004          (Decrease)
                                                             ----               ----           --------
Direct earned premium                                     $16,675,645       $16,474,958        $200,687

Earned ceded premium
  Excluding provisionally rated ceded premium               3,650,109         4,196,062        (545,953)
  Provisionally rated ceded premium                           199,578          (307,423)        507,001
                                                            ---------         ---------         -------
     Total earned ceded premium                             3,849,687         3,888,639         (38,952)
Ceding commission                                           1,198,403         1,463,636        (265,233)
                                                            ---------         ---------         -------
     Earned ceded premium, net of ceding commission        $2,651,284        $2,425,003        $226,281
                                                            =========         =========         =======

The decrease in earned ceded premium (excluding provisionally rated ceded premium) for the three months ended March 31, 2005, is primarily related to the decrease in the reinsurance rate charged by the Company's reinsurers.

In 2005 and 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.

Beginning January 1, 2005, Crusader increased its retention from $250,000 to $300,000 per risk. There has been no change in the annual aggregate deductible or participation rates compared to 2004. The 2005 1st layer primary excess of loss treaty does not provide for a contingent commission.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission is December 31, 2005. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of March 31, 2005, no contingent commission has been accrued.

NET INVESTMENT INCOME, excluding realized investment gains, decreased $52,150 (5%) to $1,049,268 for the three months ended March 31, 2005, compared to investment income of $1,101,418 for the three months ended March 31, 2004. The decrease in investment income is primarily the result of a decline in the average return on reinvested assets in the Company's investment portfolio. Also contributing to the decline in average return is a shorter weighted average maturity of new and reinvested assets. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with approximately two-year maturities and with minimal credit risk.

At March 31, 2005, the Company held fixed maturity investments with unrealized appreciation of $677,726 and fixed maturity investments with unrealized depreciation of $1,066,608. The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $1,066,608 at March 31, 2005, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes, for all fixed maturities in an unrealized loss position at March 31, 2005, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                                          Gross
                      Fair Value      Unrealized Loss
                      ----------      ---------------

0-6 months           $32,528,497         $315,912
7-12 months           56,474,085          597,571
Over 12 months         8,807,414          153,125
                      ----------        ---------
  Total              $97,809,996       $1,066,608
                      ==========        =========
As of March 31, 2005, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities and industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consisted of U.S. treasury securities and U.S. government sponsored enterprise securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, U.S. government sponsored enterprise securities and pre-refunded state bonds.

GROSS COMMISSION AND FEE INCOME decreased $337,272 (20%) to $1,373,325 for the three months ended March 31, 2005, compared to commission and fee income of $1,710,597 for the three months ended March 31, 2004.

The decrease in gross commission and fee income for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, are as follows:

                                                                                Three Months Ended
                                                                                     March 31
                                                                                     --------
                                                                                                   Increase
                                                                       2005             2004      (Decrease)
                                                                       ----             ----       --------
  Policy fee income                                                  $738,021       $840,946      $(102,925)
  Health and life insurance program commission and fee income         416,174        629,516       (213,342)
  Other commission and fee income                                      98,254         98,536           (282)
  Daily automobile rental insurance program:
    Commission income (excluding contingent commission)               120,876        132,111        (11,235)
    Contingent commission                                                   -          9,488         (9,488)
                                                                    ---------      ---------        -------
                Total                                              $1,373,325     $1,710,597      $(337,272)
                                                                    =========      =========        =======

The decrease in policy fee income is a result of a decrease in the number of policies issued during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The Company has increased its policy fee approximately 8% for policies effective on or after June 26, 2005. The effect of this increase should be recognized beginning in the quarter ending September 30, 2005.

Commission and fee income in the health and life program decreased 34% in the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The decrease is a result of CIGNA's decision to discontinue its individual/family health insurance program over the period from November 1, 2003, through October 1, 2004. AIB had been assisting former CIGNA policyholders to find health coverage with other insurance carriers that AIB represents.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 65% of net premium earned for the three months ended March 31, 2005, compared to 71% of net premium earned for the three months ended March 31, 2004. In the quarter ended March 31, 2005, current year losses incurred were 71% of net premium earned and the Company incurred favorable development of prior years' losses of approximately $739,000. In the quarter ended March 31, 2004, current year losses incurred were 71% of net earned premium and the Company incurred favorable development of prior years' losses of approximately $10,000.

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

The Company`s consolidated financial statements include estimated reserves for unpaid losses and related claim settlement or loss adjustment expenses of the insurance company operation. Crusader sets loss and loss adjustment expense reserves at each balance sheet date as management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses. Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. The Company believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 20% of net premium earned for the three months ended March 31, 2005 and 2004.

SALARIES AND EMPLOYEE BENEFITS increased $71,238 (6%) to $1,287,357 for the three months ended March 31, 2005, compared to salary and employee benefits of $1,216,119 for the three months ended March 31, 2004.

COMMISSION TO AGENTS/BROKERS decreased $86,083 (32%) to $185,040 for the three months ended March 31, 2005, compared to commission expense of $271,123 for the three months ended March 31, 2004. The decrease is primarily the result of a decrease in premiums written in the health and life insurance program and is related to the decrease in the health and life insurance program commission income.

OTHER OPERATING EXPENSES decreased $114,502 (15%) to $674,606 for the three months ended March 31, 2005, compared to $789,108 for the three months ended March 31, 2004. The decrease in other operating expenses is primarily due to a decrease of approximately $93,000 in legal expenses.

INCOME TAX PROVISION was an expense of $851,147 (36% of pre-tax income) for the three months ended March 31, 2005, compared to an income tax expense of $710,447 in the three months ended March 31, 2004 (36% of pre-tax income). The increase in tax expense was primarily due to a pre-tax income of $2,356,326 (including tax-exempt investment income of $3,724) in the three months ended March 31, 2005, compared to pre-tax income of $1,968,444 (including tax-exempt investment income of $17,087) in the three months ended March 31, 2004.

The effect of inflation on net income of the Company during the three months ended March 31, 2005, and the three months ended March 31, 2004, was not significant.

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

The Company's invested assets consist of the following:

                                                      March 31         December 31
                                                        2005              2004           Increase
                                                        ----              ----           --------
Fixed maturity bonds (at amortized value)           $133,430,281      $128,489,658      $4,940,623
Short-term cash investments (at cost)                  3,194,066         3,118,118          75,948
Certificates of deposit (over 1 year, at cost)           500,000           500,000               -
                                                     -----------       -----------       ---------
   Total invested assets                            $137,124,347      $132,107,776      $5,016,571
                                                     ===========       ===========       =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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


    UNICO AMERICAN CORPORATION


Date:   May 11, 2005   By:  /s/ ERWIN CHELDIN
                            -----------------
                            Chairman of the Board, President and Chief
                            Executive Officer, (Principal Executive Officer)

Date:   May 11, 2005   By:  /s/ LESTER A.AARON
                            ------------------
                            Lester A. Aaron
                            Treasurer, Chief Financial Officer, (Principal
                            Accounting and Principal Financial Officer)

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