Form 10-Q
period 2005-06-30
UNICO AMERICAN CORP
filed 2005-08-12
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005 or

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

                                    5,496,315
       Number of shares of common stock outstanding as of August 11, 2005

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                 June 30             December 31
                                                                                   2005                 2004
                                                                                   ----                 ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:
       June 30, 2005 $134,697,877; December 31, 2004 $128,989,658)             $134,635,680          $129,559,615
   Short-term investments, at cost                                                2,078,846             3,118,118
                                                                                -----------           -----------
      Total Investments                                                         136,714,526           132,677,733
Cash                                                                                 16,717                15,016
Accrued investment income                                                           997,115             1,047,278
Premiums and notes receivable, net                                                7,639,053             7,770,560
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                          63,724                18,512
   Unpaid losses and loss adjustment expenses                                    22,422,244            20,119,011
Deferred policy acquisition costs                                                 7,679,181             8,203,238
Property and equipment (net of accumulated depreciation)                            289,895               278,404
Deferred income taxes                                                             1,749,766             1,667,195
Other assets                                                                        804,820               773,329
                                                                                -----------           -----------
     Total Assets                                                              $178,377,041          $172,570,276
                                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                      $95,053,283           $87,469,000
Unearned premiums                                                                32,805,060            35,656,393
Advance premium and premium deposits                                                914,405             1,067,224
Income taxes payable                                                                315,066               227,551
Notes payable-related parties                                                             -               500,000
Accrued expenses and other liabilities                                            4,070,191             5,224,783
                                                                                -----------           -----------
    Total Liabilities                                                          $133,158,005          $130,144,951
                                                                                -----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding shares 5,496,315 at June 30, 2005, and 5,492,315
   at December 31, 2004                                                          $2,720,487            $2,708,047
Accumulated other comprehensive income (loss)                                       (41,050)              376,172
Retained earnings                                                                42,539,599            39,341,106
                                                                                 ----------            ----------
  Total Stockholders' Equity                                                    $45,219,036           $42,425,325
                                                                                 ----------            ----------

  Total Liabilities and Stockholders' Equity                                   $178,377,041          $172,570,276
                                                                                ===========           ===========



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended                   Six Months Ended
                                                                  June 30                              June 30
                                                                  -------                              -------
                                                          2005               2004               2005            2004
                                                          ----               ----               ----            ----
REVENUES
--------
Insurance Company Revenues
  Premium earned                                       $16,533,913         $16,839,035       $33,209,558      $33,313,993
  Premium ceded                                          3,543,155           4,511,488         7,392,842        8,400,127
                                                        ----------          ----------        ----------       ----------
     Net premium earned                                 12,990,758          12,327,547        25,816,716       24,913,866
  Net investment income                                  1,053,888           1,023,076         2,089,735        2,114,667
  Other income                                              18,834              18,897            44,658           49,188
                                                        ----------          ----------        ----------       ----------
     Total Insurance Company Revenues                   14,063,480          13,369,520        27,951,109       27,077,721

Other Revenues from Insurance Operations
  Gross commissions and fees                             1,391,346           1,629,153         2,764,671        3,339,750
  Investment income                                         14,954               8,576            28,375           18,403
  Finance charges and fees                                 188,882             234,773           391,924          481,738
  Other income                                               3,661               1,392             7,358            5,993
                                                        ----------          ----------        ----------       ----------
     Total Revenues                                     15,662,323          15,243,414        31,143,437       30,923,605
                                                        ----------          ----------        ----------       ----------

EXPENSES
--------
Losses and loss adjustment expenses                      8,183,717           8,651,801        16,555,829       17,608,788
Policy acquisition costs                                 2,721,750           2,644,762         5,327,422        5,123,172
Salaries and employee benefits                           1,271,638           1,097,345         2,558,995        2,313,464
Commissions to agents/brokers                              172,263             231,173           357,303          502,296
Other operating expenses                                   668,964             672,921         1,343,570        1,462,029
                                                        ----------          ----------        ----------       ----------
     Total Expenses                                     13,018,332          13,298,002        26,143,119       27,009,749
                                                        ----------          ----------        ----------       ----------

     Income Before Taxes                                 2,643,991           1,945,412         5,000,318        3,913,856
Income tax provision                                       950,678             712,022         1,801,825        1,422,469
                                                         ---------           ---------         ---------        ---------
     Net Income                                         $1,693,313          $1,233,390        $3,198,493       $2,491,387
                                                         =========           =========         =========        =========




PER SHARE DATA
--------------
Basic Shares Outstanding                                 5,496,315          5,489,815          5,495,581        5,489,815
Basic Earnings Per Share                                     $0.31              $0.22              $0.58            $0.45

Diluted Shares Outstanding                               5,614,936          5,572,944          5,614,438        5,575,315
Diluted Earnings Per Share                                   $0.30              $0.22              $0.57            $0.45


           See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30                           June 30
                                                                         -------                           -------
                                                                   2005             2004            2005             2004
                                                                   ----             ----            ----             ----
Net Income                                                      $1,693,313       $1,233,390       $3,198,493       $2,491,387
Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified
        as available-for-sale arising during the period            215,612       (1,493,684)        (417,222)      (1,352,432)
                                                                 ---------        ---------        ---------        ---------
            Comprehensive Income (Loss)                         $1,908,925        $(260,294)      $2,781,271       $1,138,955
                                                                 =========          =======        =========        =========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30

                                                                                          2005                  2004
                                                                                          ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                          $3,198,493            $2,491,387
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                         49,934                47,521
      Bond amortization, net                                                               67,198               158,291
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     181,670               103,807
      Reinsurance recoverable                                                          (2,348,445)             (475,122)
      Prepaid reinsurance premiums                                                              -                21,257
      Deferred policy acquisition costs                                                   524,057               (57,630)
      Other assets                                                                        (31,491)              544,726
      Reserve for unpaid losses and loss adjustment expenses                            7,584,283             3,561,581
      Unearned premium reserve                                                         (2,851,333)              277,199
      Funds held as security and advanced premiums                                       (152,819)              (19,907)
      Accrued expenses and other liabilities                                           (1,154,592)             (956,329)
      Income taxes current/deferred                                                       219,876               108,000
                                                                                        ---------             ---------
          Net Cash Provided from Operations                                             5,286,831             5,804,781
                                                                                        ---------             ---------

Investing Activities
     Purchase of fixed maturity investments                                           (23,971,507)          (31,481,030)
     Proceeds from maturity of fixed maturity investments                              18,196,090            24,490,000
     Net decrease in short-term investments                                             1,039,272             1,253,022
     Additions to property and equipment                                                  (61,425)              (47,677)
                                                                                        ---------             ---------
          Net Cash (Used) by Investing Activities                                      (4,797,570)           (5,785,685)
                                                                                        ---------             ---------

Financing Activities
    Proceeds from issuance of common stock                                                 12,440                     -
    Repayment of notes payable - related parties                                         (500,000)                    -
                                                                                          -------
          Net Cash (Used) by Financing Activities                                        (487,560)                    -
                                                                                          -------

Net increase in cash                                                                        1,701                19,096
    Cash at beginning of period                                                            15,016                37,988
                                                                                           ------                ------
          Cash at End of Period                                                           $16,717               $57,084
                                                                                           ======                ======

Supplemental Cash Flow Information Cash paid during the period for:
    Interest                                                                               $6,250               $42,452
    Income taxes                                                                       $1,590,563            $1,370,000


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Use of Estimates in the Preparation of the Financial Statements
---------------------------------------------------------------
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect its reported amounts of assets and liabilities and its disclosure of any contingent assets and liabilities at the date of its financial statements, as well as its reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.


NOTE 2 - OMNIBUS STOCK PLAN
---------------------------
The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated and 95,000 were outstanding and exercisable as of June 30, 2005. These options expire 10 years from the date of the grant.

On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan of which 6,500 options were exercised, 2,500 options were terminated and 173,000 were outstanding as of June 30, 2005. These options expire 10 years from the date of the grant. These options become exercisable as follows:

        Currently Exercisable            105,500
        January 1, 2006                   37,500
        January 1, 2007                   30,000
                                         -------
           Total                         173,000
                                         =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 2 - OMNIBUS STOCK PLAN (continued)
--------------------------------------
The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," and FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of SFAS 123, as amended. In December 2004, FASB Statement No. 123R (SFAS 123R) which revised SFAS 123 was issued and will be applicable for the Company in 2006 (see Note 5).

Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30                            June 30
                                                                       -------                            -------
                                                                2005              2004             2005              2004
                                                                ----              ----             ----              ----
Net Income
  As reported                                                $1,693,313        $1,233,390       $3,198,493        $2,491,387
    Deduct:  Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                                    7,432            11,936           14,864            22,793
                                                              ---------         ---------        ---------         ---------
  Pro forma                                                  $1,685,881        $1,221,994       $3,183,629        $2,468,594
                                                              =========         =========        =========         =========

Income Per Share
  As reported                                                     $0.31             $0.22            $0.58             $0.45
  Pro forma                                                       $0.31             $0.22            $0.58             $0.45

Income Per Share - Assuming Dilution:
  As reported                                                     $0.30             $0.22            $0.57             $0.45
  Pro forma                                                       $0.30             $0.22            $0.57             $0.44

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the six months ended June 30, 2005, the Company did not repurchase any shares of the Company's common stock. As of June 30, 2005, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004:

                                                                 Three Months Ended                 Six Months Ended
                                                                       June 30                           June 30
                                                                       -------                           -------
                                                                 2005             2004              2005           2004
                                                                 ----             ----              ----           ----
Basic Earnings Per Share
------------------------
Net income numerator                                         $1,693,313        $1,233,390        $3,198,493     $2,491,387
                                                              =========         =========         =========      =========

Weighted average shares outstanding denominator               5,496,315         5,489,815         5,495,581      5,489,815
                                                              =========         =========         =========      =========

     Basic Earnings Per Share                                     $0.31             $0.22             $0.58          $0.45


Diluted Earnings Per Share
--------------------------
Net income numerator                                         $1,693,313        $1,233,390        $3,198,493     $2,491,387
                                                              =========         =========         =========      =========

Weighted average shares outstanding                           5,496,315         5,489,815         5,495,581      5,489,815
Effect of diluted securities                                    118,621            83,129           118,857         85,500
                                                              ---------         ---------        ---------       ---------
Diluted shares outstanding denominator                        5,614,936         5,572,944        5,614,438       5,575,315
                                                              =========         =========        =========       =========

     Diluted Earnings Per Share                                   $0.30             $0.22            $0.57           $0.45


NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R "Share-Based Payment" (SFAS I23R), which revises FASB Statement No. 123 (SFAS 123) and supersedes APB 25. SFAS 123R eliminates an entity's ability to account for share-based payments using APB 25 and requires that all such transactions be accounted for using a fair value based method. In April 2005, the SEC deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005, to the next fiscal year beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company's results of operations or financial position.


NOTE 6 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information", became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 90% of consolidated revenues for the three and six months ended June 30, 2005, and 88% of revenues for the three and six months ended June 30, 2004. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 6 - SEGMENT REPORTING (continued)
-------------------------------------
Revenues, income before income taxes, and assets by segment are as follows:

                                                   Three Months Ended                 Six Months Ended
                                                         June 30                          June 30
                                                         -------                          -------
                                                   2005            2004             2005            2004
                                                   ----            ----             ----            -----
Revenues
--------
Insurance company operation                     $14,063,480     $13,369,520      $27,951,109      $27,077,721


Other insurance operations                        6,055,522       6,661,853       11,517,766       13,066,703
Intersegment elimination (1)                     (4,456,679)     (4,787,959)      (8,325,438)      (9,220,819)
                                                  ---------       ---------        ---------        ---------
   Total other insurance operations               1,598,843       1,873,894        3,192,328        3,845,884
                                                  ---------       ---------        ---------        ---------

   Total Revenues                               $15,662,323     $15,243,414      $31,143,437      $30,923,605
                                                 ==========      ==========       ==========       ==========

Income Before Income Taxes
--------------------------
Insurance company operation                      $2,199,883      $1,019,570       $4,598,076       $2,349,628
Other insurance operations                          444,108         925,842          402,242        1,564,228
                                                  ---------       ---------        ---------        ---------
   Total Income Before Income Taxes              $2,643,991      $1,945,412       $5,000,318       $3,913,856
                                                  =========       =========        =========        =========


                                                      As of June 30
                                                      -------------
                                                   2005           2004
                                                   ----           ----
Assets
------
Insurance company operation                    $158,985,172    $144,634,718
Intersegment eliminations (2)                    (2,397,486)     (1,568,714)
                                                -----------     -----------
     Total insurance company operation          156,587,686     143,066,004

Other insurance operations                       21,789,355      22,226,581
                                                 ----------      ----------
     Total Assets                              $178,377,041    $165,292,585
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

The Company had a net income of $1,693,313 for the three months ending June 30, 2005, compared to net income of $1,233,390 for the three months ended June 30, 2004, an increase in net income of $459,923 (37%). For the six months ended June 30, 2005, the Company had a net income of $3,198,493 compared to a net income of $2,491,387 for the six months ended June 30, 2004, an increase in net income of $707,106 (28%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

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

The Company's future writings growth is dependent on market conditions, competition, and the Company's ability to introduce new and profitable products. The Company believes that the "hard market" condition experienced by the Company in the last few years no longer exists. The Company also believes that rate adequacy is more important than premium growth and that underwriting profit is the Company's primary goal. Management's assessment of trends and underwriting results is a primary factor in its decisions to expand or contract its business. The Company has no plan to expand into additional states. Instead, the Company intends to allocate its resources toward marketing and improving its California business rates, rules, and forms.

As a result of underwriting losses in 2000 through 2002, management analyzed and acted upon various components of its underwriting activity. The Company believes that the implementation of those actions contributed to the improved underwriting results.

Crusader's underwriting results are as follows:

                                            Three Months Ended June 30                     Six Months Ended June 30
                                            --------------------------                     ------------------------
                                                                    Increase                                       Increase
                                         2005           2004       (Decrease)          2005            2004       (Decrease)
                                         ----           ----        --------           ----            ----        --------

Net premium earned                   $12,990,758     $12,327,547    $663,211        $25,816,716     $24,913,866    $902,850

Less:
  Losses and loss
   adjustment expenses                 8,183,717       8,651,801    (468,084)        16,555,829      17,608,788  (1,052,959)
  Policy acquisition costs             2,721,750       2,644,762      76,988          5,327,422       5,123,172     204,250
                                      ----------      ----------     -------         ----------      ----------     -------
     Total                            10,905,467      11,296,563    (391,096)        21,883,251      22,731,960    (848,709)
                                      ----------      ----------     -------         ----------      ----------     -------
Underwriting Profit
 (Before Income Taxes)                $2,085,291      $1,030,984  $1,054,307         $3,933,465      $2,181,906  $1,751,559
                                       =========       =========   =========          =========       =========   =========

Premium written before reinsurance decreased $1,192,494 (7%) to $16,248,649 for the three months ended June 30, 2005, compared to $17,441,143 for the three months ended June 30, 2004. For the six months ended June 30, 2005, premium written before reinsurance decreased $3,232,988 (10%) to $30,358,205, compared to $33,591,193 for the six months ended June 30, 2004. Policies issued decreased 734 (14%) to 4,639 for the three months ended June 30, 2005, compared to 5,373 for the three months ended March 31, 2004. For the six months ended June 30, 2005, policies issued decreased 1,181 (11%) to 9,334, compared to 10,515 for the six months ended June 30, 2004. The decrease in written premium and policies issued in the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004, was primarily the result of increased competition.

Other Operations
----------------
The Company's other operations generate commissions, fees, and finance charges from various insurance products. The items that have the most significant economic impact on other operations are as follows:

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. As a result of the decrease in Crusader policies sold by Unifax, policy fee income decreased $114,357 (13%) to $750,778 for the three months and $217,282 (13%) to $1,488,799 for the six months ended June 30, 2005, compared to $865,135 for the three months and $1,706,081 for the six months ended June 30, 2004.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups and receives commission and fee income based on the premiums that it writes. Commission income in this program decreased $121,898 (23%) to $409,847 for the three months and $335,241 (29%) to $826,021 for the six months ended June 30, 2005, compared to $531,745 and $1,161,262 for the three and six months ended June 30, 2004, respectively. The decrease is primarily a result of CIGNA HealthCare's (CIGNA) decision to discontinue its individual/family health insurance program over the period from November 1, 2003, through October 1, 2004. AIB had been assisting former CIGNA policyholders to find health coverage with other insurance carriers that AIB represents.

Investments and Liquidity
-------------------------
The Company generates revenue from its fixed maturity and short-term investments. These investments totaled approximately $136.8 million (at amortized cost) at June 30, 2005, compared to $132.1 million (at amortized cost) at December 31, 2004. Investment income for the three months ended June 30, 2005, increased $37,190 (4%) to $1,068,842 and decreased $14,960 (1%) to
$2,118,110 for the six months ended June 30, 2005, compared to $1,031,652 and $2,133,070 for the three and six months ended June 30, 2004, respectively.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2005, the Company had cash and investments of $136,793,440 (at amortized cost) of which $134,742,458 (98.5%) were investments of Crusader.

As of June 30, 2005, the Company had invested $134,697,877 (at amortized cost) or 98% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $134,697,877 (at amortized cost) include $952,587 (0.7%) of pre-refunded state and municipal tax-exempt bonds, $96,770,000 (71.8%) of U.S. treasury securities, $11,999,518 (8.9%) of U.S. government sponsored enterprise securities, $24,475,772 (18.2%) of industrial and miscellaneous securities, and $500,000 (0.4%) of long-term certificates of deposit. The tax-exempt interest income earned for the three and six months ended June 30, 2005, was $3,491 and $7,216, respectively.

The balance of the Company's investments is in short-term investments that include, bank money market accounts, certificates of deposit, commercial paper and a short-term treasury money market fund.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit fixed maturity investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and the maximum in any one U.S. government agency or U.S. government sponsored enterprise is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. All investments in municipal securities are pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any materially adverse financial impact.

On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer. As of April 29, 2005, the note was paid in full.

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

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 3). No shares were repurchased in the six months ended June 30, 2005.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $587,861, statutory deposits of $700,000, cash of $200,000 deposited with superior courts in lieu of bonds, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

RESULTS OF OPERATIONS:
---------------------
All comparisons made in this discussion are comparing the three months and six months ended June 30, 2005, to the three months and six months ended June 30, 2004, unless otherwise indicated.

The Company had a net income of $1,693,313 for the three months ended June 30, 2005, compared to a net income of $1,233,390 for the three months ended June 30, 2004, an increase of $459,923 (37%). For the six months ended June 30, 2005, the Company had a net income of $3,198,493 compared to a net income of $2,491,387 for the six months ended June 30, 2004, an increase of $707,106 (28%). Total revenues increased $418,909 (3%) to $15,662,323 for the three months and $219,832 (1%) to $31,143,437 for the six months ended June 30, 2005, compared to total revenues of $15,243,414 for the three months and $30,923,605 for the six months ended June 30, 2004.

PREMIUM WRITTEN before reinsurance decreased $1,192,494 (7%) to $16,248,649 for the three months ended June 30, 2005, compared to $17,441,143 for the three months ended June 30, 2004. For the six months ended June 30, 2005, premium written before reinsurance decreased $3,232,988 (10%) to $30,358,205, compared to $33,591,193 for the six months ended June 30, 2004. The Company primarily writes commercial multiple peril business package policies in California. This line of business represents approximately 98% of Crusader's total written premium for the three and six months ended June 30, 2005. The decrease in written premium in the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004, was primarily the result of increased competition. A decrease in the industry-wide underwriting losses, an increase in investment yield and decreased reinsurance costs have all contributed to the change from the "hard market" that existed in California in the past few years to a "soft market". The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on market conditions, competition, and the Company's ability to introduce new and profitable products.

The Company's average gross written premium per policy issued is as follows:

                              Gross
          Year to Date       Written       Policies     Average Gross
             June 30         Premium        Issued     Written Premium
             -------         -------        ------     ---------------
              2005         $30,358,205       9,334         $3,252
              2004         $33,591,193      10,515         $3,195

Beginning July 1, 2003, the Company had placed moratoriums on all non-California business, primarily due to the fact that much of the Company's business outside of California had not been profitable. The Company has no current plan to expand into additional states. Instead, the Company intends to allocate its resources toward marketing and improving its California business rates, rules, and forms.

PREMIUM EARNED before reinsurance decreased $305,122 (2%) to $16,533,913 for the three months and $104,435 (0.3%) to $33,209,558 for the six months ended June 30, 2005, compared to $16,839,035 for the three months and $33,313,913 for the six months ended June 30, 2004. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium is a direct result of the related decrease in written premium previously discussed.

Premium ceded decreased $968,333 (21%) to $3,543,155 for the three months and $1,007,285 (12%) to $7,392,842 for the six months ended June 30, 2005, compared to ceded premium of $4,511,488 in the three months and $8,400,127 for the six months ended June 30, 2004. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Prior to January 1, 1998, the Company's reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis in 1997.

Direct earned premium, earned ceded premium, and ceding commission are as follows:

                                             Three Months Ended June 30                        Six Months Ended June 30
                                             --------------------------                        ------------------------
                                                                    Increase                                         Increase
                                        2005            2004       (Decrease)            2005           2004        (Decrease)
                                        ----            ----        --------             ----           ----         --------
Direct earned premium               $16,533,913     $16,839,035     ($305,122)        $33,209,558    $33,313,993     $(104,435)
Earned ceded premium:
  Excluding provisionally rated
    ceded premium                     3,618,163       4,488,767      (870,604)          7,268,272      8,684,829    (1,416,557)
  Provisionally rated ceded premium     (75,008)         22,721       (97,729)            124,570       (284,702)      409,272
                                      ---------       ---------       -------           ---------      ---------     ---------
      Total Earned Ceded Premium      3,543,155       4,511,488      (968,333)          7,392,842      8,400,127    (1,007,285)
Ceding commission                    (1,188,303)     (1,496,280)      307,977          (2,386,706)    (2,959,916)      573,210
                                      ---------       ---------       -------           ---------      ---------       -------
      Total Earned Ceded Premium
       Net of Ceding Commission      $2,354,852      $3,015,208     $(660,356)         $5,006,136     $5,440,211      $434,075)
                                      =========       =========       =======           =========      =========       =======

The decrease in earned ceded premium (excluding provisionally rated ceded premium) for the three and six months ended June 30, 2005, is primarily related to a decrease in the reinsurance rate charged by the Company's reinsurers. This rate decrease was primarily due to favorable ceded loss experience in 2004 and 2003, an increase in 2005 retention of $50,000 per risk, and cessation of the contingent commission in 2005.

In 2005 and 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000 for 2004, and $700,000 in excess of $300,000 for 2005), 10% in its 2nd layer
($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.

Beginning January 1, 2005, Crusader increased its retention from $250,000 to $300,000 per risk. There has been no change in the annual aggregate deductible or participation rates compared to 2004. The 2005 1st layer primary excess of loss treaty does not provide for a contingent commission.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission equal to 45% of the net profit, if any, accruing to the reinsurer. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of June 30, 2005, no contingent commission has been accrued.

NET INVESTMENT INCOME, excluding realized investment gains, increased $37,190 (4%) to $1,068,842 for the three months and decreased $14,960 (1%) to $2,118,110 for the six months ended June 30, 2005, compared to investment income of $1,031,652 for the three months and $2,133,070 for the six months ended June 30, 2004. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with approximately two-year maturities and with minimal credit risk.

The average yield on the Company's investments is as follows:

                             Three Months Ended June 30       Six Months Ended June 30
                             --------------------------       ------------------------
                                 2005           2004             2005           2004
                                 ----           ----             ----           ----
Average Invested Assets      $136,950,535   $121,905,278     $134,442,250   $121,344,766
Total Investment income        $1,068,842     $1,031,652       $2,118,110     $2,133,070
Average Yield                         3.1%           3.4%             3.2%           3.5%

The weighted average maturity of the Company's investments was 1.4 years as of June 30, 2005, compared to 2.0 years as of June 30, 2004.

At June 30, 2005, the Company held fixed maturity investments with unrealized appreciation of $691,166 and fixed maturity investments with unrealized depreciation of $753,363. The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $753,363 at June 30, 2005, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes, for all fixed maturities in an unrealized loss position at June 30, 2005, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                                           Gross
                       Fair Value      Unrealized Loss
                       ----------      ---------------
0-6 months            $16,884,734         $37,726
7-12 months            26,222,310         256,681
Over 12 months         54,581,898         458,956
                       ----------         -------
  Total               $97,688,942        $753,363
                       ==========         =======

As of June 30, 2005, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities and industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consisted of U.S. treasury securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, U.S. government sponsored enterprise securities, and pre-refunded state bonds.

GROSS COMMISSIONS AND FEES decreased $237,807 (15%) to $1,391,346 for the three months and $575,079 (17%) to $2,764,671 for the six months ended June 30, 2005, compared to commissions and fees of $1,629,153 for the three months and $3,339,750 for the six months ended June 30, 2004.

The decrease in gross commissions and fee income for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004, are as follows:

                                               Three Months Ended June 30                   Six Months Ended June 30
                                               --------------------------                   ------------------------
                                                                    Increase                                      Increase
                                             2005         2004     (Decrease)            2005         2004       (Decrease)
                                             ----         ----      --------             ----         ----        --------
Policy fee income                          $750,778     $865,135   $(114,357)        $1,488,799    $1,706,081     $(217,282)
Health and life insurance program
  commission and fee income                 409,847      531,745    (121,898)           826,021     1,161,262      (335,241)
Other commission and fee income              92,249       93,876      (1,627)           190,503       192,412        (1,909)
Daily automobile rental insurance program:
   Commission income (excluding
      contingent commission)                108,596      138,397     (29,801)           229,472       270,507       (41,035)
   Contingent commission                     29,876            -      29,876             29,876         9,488        20,388
                                          ---------    ---------     -------          ---------     ---------       -------
      Total                              $1,391,346   $1,629,153   $(237,807)        $2,764,671    $3,339,750     $(575,079)
                                          =========    =========     =======          =========     =========       =======

The decrease in policy fee income is a result of a decrease in the number of policies issued during the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004. The Company has increased its policy fee approximately 8% for policies effective on or after June 26, 2005. The effect of this increase should be recognized beginning in the quarter ending September 30, 2005.

Commission and fee income in the health and life program decreased in the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004. The decrease is a result of CIGNA's decision to discontinue its individual/family health insurance program over the period from November 1, 2003, through October 1, 2004. AIB had been assisting former CIGNA policyholders to find health coverage with other insurance carriers that AIB represents.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 63% of net premium earned for the three months and 64% of net premium earned for the six months ended June 30, 2005, compared to 70% of net premium earned for the three months and 71% of net premium earned for the six months ended June 30, 2004. Losses and loss adjustment expenses for the 2005 accident year were 70% of net premium earned for the three and six months ended June 30, 2005. Losses and loss adjustment expenses for the 2004 accident year were 71% of net premium earned for the three and six months ended June 30, 2004. Losses and loss adjustment expenses of all prior accident years were approximately $875,000 (favorable development) in the three months and $1,614,000 (favorable development) in the six months ended June 30, 2005, compared to losses and loss adjustment expenses of all prior accident years of approximately $154,000 (favorable development) in the three months and $175,000 (favorable development) in the six months ended June 30, 2004.

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

The favorable development of prior years during 2005 was primarily due to lower than previously anticipated losses and loss adjustment expenses being incurred for accident years 2003 and prior. Accordingly, the Company reduced the estimate of its ultimate losses and loss adjustment expenses for those accident years. The Company believes that implementation of management's actions on the underwriting components discussed above have contributed to the improved operating results.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 21% of net premium earned for the three and six months ended June 30, 2005, and 21% of net earned premium for the three and six months ended June 30, 2004.

SALARIES AND EMPLOYEE BENEFITS increased $174,293 (16%) to $1,271,638 for the three months and $245,531 (11%) to $2,558,995 for the six months ended June 30, 2005, compared to salary and employee benefits of $1,097,345 for the three months and $2,313,464 for the six months ended June 30, 2004. The increase in salaries and employee benefits for the three and six months ended June 30, 2005 was primarily due to an increase in employee benefits.

COMMISSIONS TO AGENTS/BROKERS decreased $58,910 (25%) to $172,263 for the three months and $144,993 (29%) to $357,303 for the six months ended June 30, 2005, compared to commission expense of $231,173 for the three months and $502,296 for the six months ended June 30, 2004. The decrease is primarily the result of a decrease in premiums written in the health and life insurance program and is related to the decrease in health and life insurance program commission income.

OTHER OPERATING EXPENSES decreased $3,957 (1%) to $668,964 for the three months and $118,459 (8%) to $1,343,570 for the six months ended June 30, 2005, compared to $672,921 for the three months and $1,462,029 for the six months ended June 30, 2004. The decrease in other operating expenses in the six months ended June 30, 2005, is primarily due to a decrease of approximately $113,000 in legal expenses.

INCOME TAX PROVISION was an expense of $950,678 (36% of pre-tax income) for the three months and $1,801,825 (36% of pre-tax income) for the six months ended June 30, 2005, compared to an income tax expense of $712,022 (37% of pre-tax income) in the three months and an income tax expense of $1,422,469 (36% of pre-tax income) for the six months ended June 30, 2004. This change was primarily due to a pre-tax income of $2,643,991 (including tax-exempt investment income of $3,491) in the three months and $5,000,318 (including tax-exempt investment income of $7,216) in the six months ended June 30, 2005, compared to pre-tax income of $1,945,412 (including tax-exempt investment income of $12,430) in the three months and a pre-tax income of $3,913,856 (including tax-exempt investment income of $29,517) in the six months ended June 30, 2004.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2005, and the three and six months ended June 30, 2004, was not significant.

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

The Company's invested assets consist of the following:

                                                       June 30       December 31       Increase
                                                        2005             2004         (Decrease)
                                                        ----             ----          --------
Fixed maturity bonds (at amortized value)           $134,197,877     $128,489,658     $5,708,219
Short-term cash investments (at cost)                  2,078,846        3,118,118     (1,039,272)
Certificates of deposit (over 1 year, at cost)           500,000          500,000              -
                                                     -----------      -----------      ---------
     Total Invested Assets                          $136,776,723     $132,107,776     $4,668,947
                                                     ===========      ===========      =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On May 26, 2005, the Company held its Annual Meeting of Stockholders.
(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.
(c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. There were no broker non-votes.

            Name                   For         Against or Withheld
            ----                   ---         -------------------
     Erwin Cheldin               5,269,441            77,646
     Cary L. Cheldin             5,243,941           103,146
     Lester A. Aaron             5,235,810           111,277
     George C. Gilpatrick        5,302,880            44,207
     David A. Lewis              5,318,698            28,389
     Warren D. Orloff            5,337,868             9,219
     Donald B. Urfrig            5,340,329             6,758


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

       UNICO AMERICAN CORPORATION

Date:   August 11, 2005         By:   /s/ ERWIN CHELDIN
                                ------------------------------------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   August 11, 2005         By:   /s/ LESTER A. AARON
                                ------------------------------------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)

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