Form 10-Q
period 2005-09-30
UNICO AMERICAN CORP
filed 2005-11-14
CIK 100716

M




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
    ---     ---

                                    5,496,315
      Number of shares of common stock outstanding as of November 11, 2005

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          September 30          December 31
                                                                                              2005                  2004
                                                                                              ----                  ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  September 30,
         2005  $134,756,370; December 31, 2004  $128,989,658)                             $134,251,448          $129,559,615
   Short-term investments, at cost                                                           4,145,744             3,118,118
                                                                                           -----------           -----------
      Total Investments                                                                    138,397,192           132,677,733
Cash                                                                                            43,921                15,016
Accrued investment income                                                                      959,770             1,047,278
Premiums and notes receivable, net                                                           6,996,211             7,770,560
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    501,469                18,512
   Unpaid losses and loss adjustment expenses                                               22,408,107            20,119,011
Deferred policy acquisition costs                                                            7,495,873             8,203,238
Property and equipment (net of accumulated depreciation)                                       730,986               278,404
Deferred income taxes                                                                        1,914,738             1,667,195
Other assets                                                                                   798,449               773,329
                                                                                           -----------           -----------
     Total Assets                                                                         $180,246,716          $172,570,276
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $96,475,531           $87,469,000
Unearned premiums                                                                           31,864,327            35,656,393
Advance premium and premium deposits                                                           951,635             1,067,224
Income taxes payable                                                                            68,081               227,551
Notes payable-related parties                                                                        -               500,000
Accrued expenses and other liabilities                                                       4,298,847             5,224,783
                                                                                           -----------           -----------
    Total Liabilities                                                                     $133,658,421          $130,144,951
                                                                                           -----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding shares 5,496,315 at September 30, 2005, and 5,492,315 at
   December 31, 2004                                                                        $2,720,487            $2,708,047
Accumulated other comprehensive income (loss)                                                 (333,249)              376,172
Retained earnings                                                                           44,201,057            39,341,106
                                                                                            ----------            ----------
  Total Stockholders' Equity                                                               $46,588,295           $42,425,325
                                                                                            ----------            ----------

  Total Liabilities and Stockholders' Equity                                              $180,246,716          $172,570,276
                                                                                           ===========           ===========



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            Three Months Ended                   Nine Months Ended
                                                               September 30                         September 30
                                                               ------------                         ------------
                                                          2005              2004               2005               2004
                                                          ----              ----               ----               ----
REVENUES
--------
Insurance Company Revenues
  Premium earned                                       $16,046,897        $17,298,120        $49,256,455       $50,612,113
  Premium ceded                                          3,508,114          4,797,341         10,900,956        13,197,468
                                                        ----------         ----------         ----------        ----------
     Net premium earned                                 12,538,783         12,500,779         38,355,499        37,414,645
  Investment income                                      1,047,537          1,053,114          3,137,272         3,167,781
  Other income                                              31,081             23,564             75,739            72,752
                                                        ----------         ----------         ----------        ----------
     Total Insurance Company Revenues                   13,617,401         13,577,457         41,568,510        40,655,178

Other Revenues from Insurance Operations
  Gross commissions and fees                             1,377,801          1,656,143          4,142,472         4,995,893
  Investment income                                         15,544              9,260             43,919            27,663
  Finance charges and fees                                 187,889            231,799            579,813           713,537
  Other income                                               5,800              3,295             13,158             9,288
                                                        ----------         ----------         ----------        ----------
     Total Revenues                                     15,204,435         15,477,954         46,347,872        46,401,559
                                                        ----------         ----------         ----------        ----------

EXPENSES
--------
Losses and loss adjustment expenses                      7,900,404          8,719,947         24,456,233        26,328,735
Policy acquisition costs                                 2,619,682          2,616,107          7,947,104         7,739,279
Salaries and employee benefits                           1,309,777          1,256,240          3,868,772         3,569,704
Commissions to agents/brokers                              160,598            226,191            517,901           728,487
Other operating expenses                                   628,957            540,097          1,972,527         2,002,126
                                                        ----------         ----------         ----------        ----------
     Total Expenses                                     12,619,418         13,358,582         38,762,537        40,368,331
                                                        ----------         ----------         ----------        ----------

     Income Before Taxes                                 2,585,017          2,119,372          7,585,335         6,033,228
Income tax provision                                       923,559            693,159          2,725,384         2,115,628
                                                         ---------          ---------          ---------         ---------
     Net Income                                         $1,661,458         $1,426,213         $4,859,951        $3,917,600
                                                         =========          =========          =========         =========




PER SHARE DATA
--------------
Basic Shares Outstanding                                 5,496,315          5,489,815          5,495,826         5,489,815
Basic Earnings Per Share                                     $0.30              $0.26              $0.88             $0.71

Diluted Shares Outstanding                               5,610,753          5,581,440          5,613,210         5,577,357
Diluted Earnings Per Share                                   $0.30              $0.26              $0.87             $0.70



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30                       September 30
                                                                       ------------                       ------------
                                                                   2005            2004               2005            2004
                                                                   ----            ----               ----            ----

Net Income                                                      $1,661,458     $1,426,213          $4,859,951      $3,917,600
Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified
        as available-for-sale arising during the period           (292,199)       164,025            (709,421)     (1,188,406)
                                                                 ---------      ---------           ---------       ---------
            Comprehensive Income                                $1,369,259     $1,590,238          $4,150,530      $2,729,194
                                                                 =========      =========           =========       =========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                                          2005                  2004
                                                                                          ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                          $4,859,951            $3,917,600

   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                        112,771                70,982
      Bond amortization, net                                                               90,269               197,825
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     861,857               317,059
      Reinsurance recoverable                                                          (2,772,053)           (1,588,876)
      Prepaid reinsurance premiums                                                              -                 1,073
      Deferred policy acquisition costs                                                   707,365              (171,381)
      Other assets                                                                        (25,120)              539,398
      Reserve for unpaid losses and loss adjustment expenses                            9,006,531             6,115,088
      Unearned premium reserve                                                         (3,792,066)              939,460
      Funds held as security and advanced premiums                                       (115,589)               23,436
      Accrued expenses and other liabilities                                             (925,936)           (1,598,617)
      Income taxes current/deferred                                                       (41,555)             (359,478)
      Income taxes recoverable                                                                  -              (177,057)
                                                                                        ---------             ---------
          Net Cash Provided from Operations                                             7,966,425             8,226,512
                                                                                        ---------             ---------

Investing Activities
     Purchase of fixed maturity investments                                           (35,553,071)          (42,462,593)
     Proceeds from maturity of fixed maturity investments                              29,696,090            30,530,817
     Net (increase) decrease in short-term investments                                 (1,027,626)            4,249,534
     Additions to property and equipment                                                 (565,353)              (48,447)
                                                                                        ---------             ---------
          Net Cash (Used) by Investing Activities                                      (7,449,960)           (7,730,689)
                                                                                        ---------             ---------

Financing Activities
    Proceeds from issuance of common stock                                                 12,440                     -
    Repayment of notes payable - related parties                                         (500,000)             (500,000)
                                                                                          -------               -------
          Net Cash (Used) by Financing Activities                                        (487,560)             (500,000)
                                                                                          -------               -------

Net increase (decrease) in cash                                                            28,905                (4,177)
    Cash at beginning of period                                                            15,016                37,988
                                                                                           ------                ------
          Cash at End of Period                                                           $43,921               $33,811
                                                                                           ======                ======

Supplemental Cash Flow Information
    Cash paid during the period for:
          Interest                                                                         $6,250                $2,603
          Income taxes                                                                 $2,765,872            $2,371,239



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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


NOTE 2 - OMNIBUS STOCK PLAN
---------------------------
The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated and 95,000 were outstanding and exercisable as of September 30, 2005. These options expire 10 years from the date of the grant.

On December 18, 2002, the Company granted an additional 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan of which 6,500 options were exercised, 2,500 options were terminated and 173,000 were outstanding as of September 30, 2005. These options expire 10 years from the date of the grant. These options become exercisable as follows:

        Currently Exercisable            105,500
        January 1, 2006                   37,500
        January 1, 2007                   30,000
                                         -------
           Total                         173,000
                                         =======

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30                       September 30
                                                         ------------                       ------------
                                                      2005           2004                2005           2004
                                                      ----           ----                ----           ----
Net Income
  As reported                                      $1,661,458     $1,426,213          $4,859,951     $3,917,600
    Deduct:  Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                         12,376         18,975              37,126         56,925
                                                    ---------      ---------           ---------      ---------
  Pro forma                                        $1,649,082     $1,407,238          $4,822,825     $3,860,675
                                                    =========      =========           =========      =========

Income Per Share
  As reported                                          $0.30          $0.26               $0.88          $0.71
  Pro forma                                            $0.30          $0.26               $0.88          $0.70

Income Per Share - Assuming Dilution:
  As reported                                          $0.30          $0.26               $0.87          $0.70
  Pro forma                                            $0.29          $0.25               $0.86          $0.69

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECTS ON STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the nine months ended September 30, 2005, the Company did not repurchase any shares of the Company's common stock. As of September 30, 2005, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004:

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30                        September 30
                                                                    ------------                        ------------
                                                                2005            2004                2005             2004
                                                                ----            ----                ----             ----
Basic Earnings Per Share
------------------------
Net income numerator                                         $1,661,458      $1,426,213          $4,859,951       $3,917,600
                                                              =========       =========           =========        =========

Weighted average shares outstanding denominator               5,496,315       5,489,815           5,495,826        5,489,815
                                                              =========       =========           =========        =========

     Basic Earnings Per Share                                    $0.30            $0.26               $0.88           $0.71

Diluted Earnings Per Share
--------------------------
Net income numerator                                         $1,661,458       $1,426,213         $4,859,951       $3,917,600
                                                              =========        =========          =========        =========

Weighted average shares outstanding                           5,496,315        5,489,815          5,495,826        5,489,815
Effect of diluted securities                                    114,438           91,625            117,384           87,542
                                                              ---------        ---------          ---------        ---------
Diluted shares outstanding denominator                        5,610,753        5,581,440          5,613,210        5,577,357
                                                              =========        =========          =========        =========

     Diluted Earnings Per Share                                   $0.30            $0.26              $0.87            $0.70


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


NOTE 6 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised approximately 90% of consolidated revenues for the three and nine months ended September 30, 2005, and approximately 88% of revenues for the three and nine months ended September 30, 2004. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 6 - SEGMENT REPORTING (continued)
-------------------------------------
Revenues, income before income taxes, and assets by segment are as follows:

                                               Three Months Ended                   Nine Months Ended
                                                  September 30                         September 30
                                                  ------------                         ------------
                                              2005            2004                 2005            2004
                                              ----            ----                 ----            ----
Revenues
--------
Insurance company operation                $13,617,401     $13,577,457         $41,568,510      $40,655,178


Other insurance operations                   5,728,516       6,830,397          17,246,282       19,897,100
Intersegment elimination (1)                (4,141,482)     (4,929,900)        (12,466,920)     (14,150,719)
                                             ---------       ---------          ----------       ----------
   Total other insurance operations          1,587,034       1,900,497           4,779,362        5,746,381
                                             ---------       ---------           ---------        ---------

   Total Revenues                          $15,204,435     $15,477,954         $46,347,872      $46,401,559
                                            ==========      ==========          ==========       ==========

Income Before Income Taxes
--------------------------
Insurance company operation                 $2,311,592      $1,006,067          $6,909,667       $3,355,695
Other insurance operations                     273,425       1,113,305             675,668        2,677,533
                                             ---------       ---------           ---------        ---------
   Total Income Before Income Taxes         $2,585,017      $2,119,372          $7,585,335       $6,033,228
                                             =========       =========           =========        =========


                                                                                    As of September 30
                                                                                    ------------------
                                                                                   2005            2004
                                                                                   ----            ----
Assets
------
Insurance company operation                                                   $160,576,857     $148,047,128
Intersegment eliminations (2)                                                   (2,047,200)      (2,488,063)
                                                                               -----------      -----------
     Total insurance company operation                                         158,529,657      145,559,065
Other insurance operations                                                      21,717,059       23,028,529
                                                                                ----------       ----------
     Total Assets                                                             $180,246,716     $168,587,594
                                                                               ===========      ===========

(1) Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc. (Unifax), a wholly owned subsidiary of the Company.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

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

The Company had a net income of $1,661,458 for the three months ended September 30, 2005, compared to net income of $1,426,213 for the three months ended September 30, 2004, an increase in net income of $235,245 (16%). For the nine months ended September 30, 2005, the Company had a net income of $4,859,951 compared to a net income of $3,917,600 for the nine months ended September 30, 2004, an increase in net income of $942,351 (24%).

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

Insurance Company Operation
---------------------------
The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry, and offer a broader line of insurance products than the Company. Currently, Crusader is writing primarily Commercial Multiple Peril business only in the state of California. Crusader's current rating (effective October 21, 2005) by A.M. Best Company is B+ (Very
Good) with a rating outlook of stable.

A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known. When pricing its products, the Company projects the ultimate loss and loss adjustment expense that it anticipates will be incurred after the policy is sold. In addition, factors such as changes in, among other things, regulations, the legal environment, and inflation can all impact the ultimate cost.

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

Crusader's underwriting results are as follows:

                                           Three Months Ended September 30                Nine Months Ended September 30
                                           -------------------------------                ------------------------------
                                                                      Increase                                      Increase
                                          2005            2004       (Decrease)         2005            2004       (Decrease)
                                          ----            ----        ---------         ----            ----        --------

Net premium earned                     $12,538,783    $12,500,779      $38,004       $38,355,499    $37,414,645      $940,854

Less:
  Losses and loss adjustment expenses    7,900,404      8,719,947     (819,543)       24,456,233     26,328,735    (1,872,502)
  Policy acquisition costs               2,619,682      2,616,107        3,575         7,947,104      7,739,279       207,825
                                        ----------     ----------      -------        ----------     ----------     ---------
     Total                              10,520,086     11,336,054     (815,968)       32,403,337     34,068,014    (1,664,677)
                                        ----------     ----------      -------        ----------     ----------     ---------
Underwriting Profit
 (Before Income Taxes)                  $2,018,697     $1,164,725     $853,972        $5,952,162     $3,346,631    $2,605,531
                                         =========      =========      =======         =========      =========     =========

The improved underwriting results for the three and nine months ended September 30, 2005, as shown in the above table, is primarily the result of a decrease in losses and loss adjustment expenses. As a result of underwriting losses in 2000 through 2002, management analyzed and acted upon various components of its underwriting activity. The Company believes that the implementation of those actions contributed to the improved underwriting results. Losses and loss adjustment expenses of all prior accident years were approximately $771,000 (favorable development) in the three months and $2,385,000 (favorable development) in the nine months ended September 30, 2005, compared to losses and loss adjustment expenses of all prior accident years of approximately $170,000 (adverse development) in the three months and $4,000 (favorable development) in the nine months ended September 30, 2004.

Premium written before reinsurance decreased $2,854,216 (16%) to $15,106,164 for the three months ended September 30, 2005, compared to $17,960,380 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, premium written before reinsurance decreased $6,087,204 (12%) to $45,464,369, compared to $51,551,573 for the nine months ended September 30, 2004. Policies issued decreased 906 (17%) to 4,574 for the three months ended September 30, 2005, compared to 5,480 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, policies issued decreased 2,087 (13%) to 13,908, compared to 15,995 for the nine months ended September 30, 2004. The decrease in written premium before reinsurance for the three and nine months ended September 30, 2005, is primarily a result of the decrease in the number of policies issued during these periods. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and underwriting profit is the Company's primary goal. The Company's average gross written premium per policy issued remained comparable to the prior year period. Average written premium per policy as of September 30, 2005, was $3,269 compared with $3,223 as of September 30, 2004.

Other Operations
----------------
The Company's other operations generate commissions, fees, and finance charges from various insurance products. The items that have the most significant economic impact on other operations are as follows:

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. As a result of the decrease in Crusader policies sold by Unifax, policy fee income decreased $91,737 (10%) to $791,296 for the three months and $309,019 (12%) to $2,280,095 for the nine months ended September 30, 2005, compared to $883,033 for the three months and $2,589,114 for the nine months ended September 30, 2004.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups and receives commission and fee income based on the premiums that it writes. Commission income in this program decreased $128,853 (24%) to $399,397 for the three months and $464,094 (27%) to $1,225,418 for the nine months ended September 30, 2005, compared to $528,250 and $1,689,512 for the three and nine months ended September 30, 2004, respectively. The decrease is primarily a result of CIGNA HealthCare's (CIGNA) decision to discontinue its individual/family health insurance program over the period from November 1, 2003, through October 1, 2004. AIB had been assisting former CIGNA policyholders to find health coverage with other insurance carriers that AIB represents.

Investments and Liquidity
-------------------------
The Company generates revenue from its fixed maturity and short-term investments. These investments totaled approximately $138.9 million (at amortized cost) at September 30, 2005, compared to $132.1 million (at amortized cost) at December 31, 2004. Investment income for the three and nine months ended September 30, 2005, were $1,063,081 and $3,181,191 respectively, compared with $1,062,374 and $3,195,444 for the three and nine months ended September 30, 2004, respectively.

LIQUIDITY AND CAPTIAL RESOURCES:
-------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 2005, the Company had cash and investments of $138,946,035 (at amortized cost) of which $136,405,542 (98%) were investments of Crusader.

As of September 30, 2005, the Company had invested $134,756,370 (at amortized cost) or 97% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $134,756,370 (at amortized cost) include $943,561 (0.7%) of pre-refunded state and municipal tax-exempt bonds, $98,372,099 (73.0%) of U.S. treasury securities, $11,999,897 (8.9%) of U.S. government sponsored enterprise securities, $22,940,813 (17.0%) of industrial and miscellaneous securities, and $500,000 (0.4%) of long-term certificates of deposit. The tax-exempt interest income earned for the three and nine months ended September 30, 2005, was $3,529 and $10,745, respectively.

The balance of the Company's investments is in short-term investments that include bank money market accounts, certificates of deposit, commercial paper, and a short-term treasury money market fund.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and the maximum in any one U.S. government agency or U.S. government sponsored enterprise is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities are primarily pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any materially adverse financial impact.

On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer. As of April 29, 2005, the note was paid in full.

The Company is continuing with its conversion to a "paperless office" and improving its computer network, hardware, switching, and other related computer infrastructure. The "paperless office" conversion of the insurance company underwriting operations was completed in October 2005. The Company estimates that the remaining planned conversion and improvements may take up to one year. As of September 30, 2005, the Company incurred approximately $500,000 of capital expenditures and anticipates incurring an additional $250,000 to complete the above projects. Upon full implementation of these projects, the Company anticipates its potential payback on these capital expenditures in approximately two to three years due to productivity improvements, improved customer service, and lower operating costs.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 3). No shares were repurchased in the nine months ended September 30, 2005.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $168,775, statutory deposits of $700,000, cash of $200,000 deposited with superior courts in lieu of bonds, and the dividend restriction between Crusader and Unico, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

RESULTS OF OPERATIONS:
---------------------
All comparisons made in this discussion are comparing the three months and nine months ended September 30, 2005, to the three months and nine months ended September 30, 2004, unless otherwise indicated.

The Company had a net income of $1,661,458 for the three months ended September 30, 2005, compared to a net income of $1,426,213 for the three months ended September 30, 2004, an increase of $235,245 (16%). For the nine months ended September 30, 2005, the Company had a net income of $4,859,951 compared to a net income of $3,917,600 for the nine months ended September 30, 2004, an increase of $942,351 (24%). Total revenues decreased $273,519 (2%) to $15,204,435 for the three months and $53,687 (0.1%) to $46,347,872 for the nine months ended September 30, 2005, compared to total revenues of $15,477,954 for the three months and $46,401,559 for the nine months ended September 30, 2004.

PREMIUM WRITTEN before reinsurance decreased $2,854,216 (16%) to $15,106,164 for the three months ended September 30, 2005, compared to $17,960,380 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, premium written before reinsurance decreased $6,087,204 (12%) to $45,464,369, compared to $51,551,573 for the nine months ended September 30, 2004. The Company primarily writes commercial multiple peril business package policies in California. This line of business represents approximately 98% of Crusader's total written premium for the three and nine months ended September 30, 2005. The decrease in written premium in the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, was primarily the result of increased competition. The Company believes that the hard market" that existed in California in the past few years has transitioned to a "soft market." The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on market conditions, competition, and the Company's ability to introduce new and profitable products.

The Company's average gross written premium per policy issued is as follows:

           Nine Months        Gross
              Ended          Written       Policies     Average Gross
          September 30       Premium        Issued     Written Premium
          ------------       -------        ------     ---------------
              2005         $45,464,369      13,908         $3,269
              2004         $51,551,573      15,995         $3,223

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

PREMIUM EARNED before reinsurance decreased $1,251,223 (7%) to $16,046,897 for the three months and $1,355,658 (3%) to $49,256,455 for the nine months ended September 30, 2005, compared to $17,298,120 for the three months and $50,612,113 for the nine months ended September 30, 2004. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium is a direct result of the related decrease in written premium previously discussed.

Premium ceded decreased $1,289,227 (27%) to $3,508,114 for the three months and $2,296,512 (17%) to $10,900,956 for the nine months ended September 30, 2005, compared to ceded premium of $4,797,341 in the three months and $13,197,468 for the nine months ended September 30, 2004. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Prior to January 1, 1998, the Company's reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis in 1997.

Direct earned premium, earned ceded premium, and ceding commission are as follows:

                                      Three Months Ended September 30                   Nine Months Ended September 30
                                      -------------------------------                   ------------------------------
                                                                 Increase                                         Increase
                                      2005            2004      (Decrease)             2005           2004       (Decrease)
                                      ----            ----       --------              ----           ----        --------
Direct earned premium             $16,046,897     $17,298,120   ($1,251,223)        $49,256,455    $50,612,113   $(1,355,658)
Earned ceded premium:
  Excluding provisionally rated
   ceded premium                    3,505,643       4,575,340    (1,069,697)         10,773,915     13,260,169    (2,486,254)
  Provisionally rated ceded premium     2,471         222,001      (219,530)            127,041        (62,701)      189,742
                                    ---------       ---------     ---------          ----------     ----------     ---------
      Total Earned Ceded Premium    3,508,114       4,797,341    (1,289,227)         10,900,956     13,197,468    (2,296,512)
Ceding commission                  (1,153,640)     (1,537,599)      383,959          (3,540,346)    (4,497,515)      957,169
                                    ---------       ---------       -------           ---------      ---------     ---------
      Total Earned Ceded Premium
        Net of Ceding Commission   $2,354,474      $3,259,742     $(905,268)         $7,360,610     $8,699,953   $(1,339,343)
                                    =========       =========       =======           =========      =========     =========

The decrease in earned ceded premium (excluding provisionally rated ceded premium) for the three and nine months ended September 30, 2005, is primarily related to a decrease in the reinsurance rate charged by the Company's reinsurers. This rate decrease was primarily due to the following:

  1.  Favorable ceded loss experience in 2004 and 2003.

  2. In 2005 and 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000 for 2004, and $700,000 in excess of $300,000 for 2005), 10%
      in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.

  3. Beginning January 1, 2005, Crusader increased its retention from $250,000 to $300,000 per risk. There has been no change in the annual aggregate deductible or participation rates compared to 2004. The 2005 1st layer primary excess of loss treaty does not provide for a contingent commission.

  4. Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission equal to 45% of the net profit, if any, accruing to the reinsurer. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of September 30, 2005, no contingent commission has been accrued.

INVESTMENT INCOME, excluding realized investment gains, increased $707 (0.1%) to $1,063,081 for the three months and decreased $14,253 (0.4%) to $3,181,191 for the nine months ended September 30, 2005, compared to investment income of $1,062,374 for the three months and $3,195,444 for the nine months ended September 30, 2004.

The average yield on the Company's investments is as follows:

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30                          September 30
                                                           ------------                          ------------
                                                      2005              2004                 2005             2004
                                                      ----              ----                 ----             ----
Average Invested Assets                           $137,839,419      $125,086,976         $135,504,945     $122,297,117
Total Investment Income                             $1,063,081        $1,062,374           $3,181,191       $3,195,444
Annualized Yield on Average Invested Assets               3.08%             3.40%                3.13%            3.48%

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at September 30, 2005, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                     Weighted
Maturities by               Par         Amortized        Market       Average
Calendar Year              Value           Cost           Value        Yield
-------------              -----           ----           -----        ----
December 31, 2005       $22,500,000     $22,497,419    $22,439,135     2.16%
December 31, 2006        62,672,000      62,733,924     62,197,246     2.79%
December 31, 2007        39,875,000      39,904,640     39,774,404     4.00%
December 31, 2008         2,410,000       2,474,030      2,512,223     5.45%
December 31, 2009         7,000,000       7,146,357      7,328,440     5.27%
                        -----------     -----------    -----------
   Total               $134,457,000    $134,756,370   $134,251,448     3.22%
                        ===========     ===========    ===========

The weighted average maturity of the Company's fixed maturity investments was
1.1 years as of September 30, 2005, compared to 1.6 years as of September 30, 2004. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with approximately two-year maturities and with minimal credit risk.

At September 30, 2005, the Company held fixed maturity investments with unrealized appreciation of $399,642 and fixed maturity investments with unrealized depreciation of $904,564. The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $904,564 at September 30, 2005, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes, for all fixed maturities in an unrealized loss position at September 30, 2005, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                     Market            Gross
                      Value       Unrealized Loss
                      -----       ---------------
0-6 months         $28,592,597        $202,173
7-12 months         26,518,645         304,626
Over 12 months      50,534,594         397,765
                   -----------         -------
  Total           $105,645,836        $904,564
                   ===========         =======

As of September 30, 2005, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, U.S. government sponsored enterprise securities, and pre-refunded municipal bonds.

GROSS COMMISSIONS AND FEES decreased $278,342 (17%) to $1,377,801 for the three months and $853,421 (17%) to $4,142,472 for the nine months ended September 30, 2005, compared to commissions and fees of $1,656,143 for the three months and $4,995,893 for the nine months ended September 30, 2004.

The decrease in gross commissions and fee income for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, are as follows:

                                             Three Months Ended September 30              Nine Months Ended September 30
                                             -------------------------------              ------------------------------
                                                                       Increase                                    Increase
                                             2005          2004       (Decrease)         2005          2004       (Decrease)
                                             ----          ----        --------          ----          ----        --------
Policy fee income                          $791,296      $883,032      $(91,736)      $2,280,095    $2,589,114     $(309,019)
Health and life insurance program
  commission and fee income                 479,006       613,296      (134,290)       1,467,880     1,940,452      (472,572)
Other commission and fee income               9,106        12,143        (3,037)          36,756        38,660        (1,904)
Daily automobile rental insurance program:
   Commission income (excluding
      contingent commission)                 98,393       147,672       (49,279)         327,865       418,179       (90,314)
   Contingent commission                          -             -             -           29,876         9,488        20,388
                                          ---------     ---------       -------        ---------     ---------       -------
      Total                              $1,377,801    $1,656,143     $(278,342)      $4,142,472    $4,995,893     $(853,421)
                                          =========     =========       =======        =========     =========       =======

The decrease in policy fee income is a result of a decrease in the number of policies issued during the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004. The Company has increased its policy fee approximately 8% for policies effective on or after September 26, 2005. The effect of this increase should be recognized beginning in the quarter ending December 31, 2005.

Commission and fee income in the health and life program decreased in the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004. The decrease was primarily due to CIGNA's decision to discontinue its individual/family health insurance program over the period from November 1, 2003, through October 1, 2004. The decrease is also due to severe competition from CIGNA's competitors and the fact that the Company is only contracted to market brokered small group business with CIGNA. The Company is currently exploring contracting opportunities with other group carriers.

LOSSES AND LOSS ADJUSTMENT EXPENSES for all accident years were 63% of net premium earned for the three months and 64% of net premium earned for the nine months ended September 30, 2005, compared to 70% of net premium earned for the three and nine months ended September 30, 2004. Losses and loss adjustment expenses for the 2005 accident year were 70% of net premium earned for the three and nine months ended September 30, 2005. Losses and loss adjustment expenses for the 2004 accident year were 71% of net premium earned for the three and nine months ended September 30, 2004. Development of losses and loss adjustment expenses for all prior accident years were approximately $771,000 (favorable development) in the three months and $2,385,000 (favorable development) in the nine months ended September 30, 2005, compared to $170,000 (adverse development) in the three months and $4,000 (favorable development) in the nine months ended September 30, 2004.

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

The favorable development of prior years during 2005 was primarily due to lower than previously anticipated losses and loss adjustment expenses being incurred. Accordingly, the Company reduced the estimate of its ultimate losses and loss adjustment expenses for those accident years. The Company believes that implementation of management's actions on the underwriting components discussed above have contributed to the improved operating results.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were 21% of net premium earned for the three and nine months ended September 30, 2005, and 21% of net earned premium for the three and nine months ended September 30, 2004.

SALARIES AND EMPLOYEE BENEFITS increased $53,537 (4%) to $1,309,777 for the three months and $299,068 (8%) to $3,868,772 for the nine months ended September 30, 2005, compared to salary and employee benefits of $1,256,240 for the three months and $3,569,704 for the nine months ended September 30, 2004.

COMMISSIONS TO AGENTS/BROKERS decreased $65,593 (29%) to $160,598 for the three months and decreased $210,586 (29%) to $517,901 for the nine months ended September 30, 2005, compared to commission expense of $226,191 for the three months and $728,487 for the nine months ended September 30, 2004. The decrease is primarily the result of a decrease in premiums written in the health and life insurance program and is related to the decrease in health and life insurance program commission income.

OTHER OPERATING EXPENSES increased $88,860 (16%) to $628,957 for the three months and decreased $29,599 (1%) to $1,972,527 for the nine months ended September 30, 2005, compared to $540,097 for the three months and $2,002,126 for the nine months ended September 30, 2004.

INCOME TAX PROVISION was an expense of $923,559 (36% of pre-tax income) for the three months and $2,725,384 (36% of pre-tax income) for the nine months ended September 30, 2005, compared to $693,559 (33% of pre-tax income) in the three months and $2,115,628 (35% of pre-tax income) for the nine months ended September 30, 2004. This change was primarily due to a pre-tax income of $2,585,017 (including tax-exempt investment income of $3,529) in the three months and $7,585,335 (including tax-exempt investment income of $10,745) in the nine months ended September 30, 2005, compared to $2,119,372 (including tax-exempt investment income of $3,530) in the three months and $6,033,228 (including tax-exempt investment income of $33,047) in the nine months ended September 30, 2004.

The effect of inflation on net income of the Company during the three and nine months ended September 30, 2005, and the three and nine months ended September 30, 2004, was not significant.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk. The Company's invested assets consist of the following:

                                                    September 30         December 31          Increase
                                                        2005                 2004            (Decrease)
                                                        ----                 ----             --------
Fixed maturity bonds (at amortized value)           $134,256,370         $128,489,658        $5,766,712
Short-term cash investments (at cost)                  4,145,744            3,118,118         1,027,626
Certificates of deposit (over 1 year, at cost)           500,000              500,000                 -
                                                     -----------          -----------         ---------
     Total Invested Assets                          $138,902,114         $132,107,776        $6,794,338
                                                     ===========          ===========         =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

                              UNICO AMERICAN CORPORATION
                              --------------------------


Date:  November 11, 2005      By:/s/ ERWIN CHELDIN
                              --------------------
                              Erwin Cheldin
                              Chairman of the Board, President and Chief
                              Executive Officer, (Principal Executive Officer)



Date:  November 11, 2005      By: /s/ LESTER A. AARON
                              -----------------------
                              Lester A. Aaron
                              Treasurer, Chief Financial Officer, (Principal
                              Accounting and Principal Financial Officer)

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