Form 10-K
period 2005-12-31
UNICO AMERICAN CORP
filed 2006-03-29
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005           Commission File No. 0-3978

                           UNICO AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                                95-2583928
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

23251 Mulholland Drive, Woodland Hills, California                91364
     (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (818) 591-9800

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                              (Title of each class)

           Securities registered pursuant to section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). Yes__ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes__ No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer __ Accelerated filer __ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2005, the last business day of Registrant's most recently completed second fiscal quarter was $24,308,404.

                                    5,522,065
        Number of shares of common stock outstanding as of March 23, 2006

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2005, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

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

Descriptions of the Company's operations in the following paragraphs are categorized between the Company's major segment, its insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico's property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 are as follows:

                                                                                  Year ended December 31
                                                                                  ----------------------
                                                                  2005                      2004                       2003
                                                           -------------------       -------------------        -------------------
                                                                      Percent                   Percent                    Percent
                                                                      of Total                  of Total                   of Total
                                                            Total     Company         Total     Company          Total     Company
                                                           Revenues   Revenues       Revenues   Revenues        Revenues   Revenues
                                                           --------   --------       --------   --------        --------   --------
Insurance company revenues                               $54,833,512   89.6%       $54,414,947    87.9%        $42,005,474    82.2%

Other revenues from insurance operations
----------------------------------------
  Gross commissions and fees:
    Health and life insurance program commission income    1,628,061    2.7%         2,156,924     3.5%          3,312,715     6.5%
    Policy fee income                                      3,001,966    4.9%         3,394,783     5.5%          3,458,559     6.7%
    Daily automobile rental insurance program:
       Commission                                            441,066    0.7%           565,452     0.9%            574,197     1.1%
       Claim administration fees                              70,000    0.1%                 -       -             241,428     0.5%
    Association operations membership and fee income         318,349    0.5%           333,470     0.5%            481,366     0.9%
    Other commission and fee income                           48,589    0.1%            53,251     0.1%             41,127     0.1%
                                                           ---------    ---          ---------     ---           ---------    ----
        Total gross commission and fee income              5,508,031    9.0%         6,503,880    10.5%          8,109,392    15.8%
Investment income                                             68,828    0.1%            38,250     0.1%             47,010     0.1%
Finance charges and fees earned                              758,325    1.3%           933,529     1.5%            952,543     1.9%
Other income                                                  13,826      -             12,704       -              16,020       -
                                                           ---------   ----             ------    ----           ---------    ----
        Total other revenues from insurance operations     6,349,010   10.4%         7,488,363    12.1%          9,124,965    17.8%
                                                           ---------   ----          ---------    ----           ---------    ----
        Total Revenues                                   $61,182,522  100.0%       $61,903,310   100.0%        $51,130,439   100.0%
                                                          ==========  =====         ==========   =====          ==========   =====

                           INSURANCE COMPANY OPERATION
                           ---------------------------

General
-------
The insurance company operation is conducted through Crusader, which as of December 31, 2005, was licensed as an admitted insurance carrier in the states of Arizona, California, Montana, Nevada, Oregon and Washington. In 2002 the Company began to substantially reduce the offering of insurance outside of California primarily due to the unprofitability of that business. In 2004 all business outside of California had ceased. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Insurance Company Operation." Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. During the year ended December 31, 2005, 97% of Crusader's business was commercial multiple peril policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

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

Reinsurance
-----------
A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written by it to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations.

Crusader's primary excess of loss reinsurance agreements are as follows:

Loss                                                                                 Annual Aggregate
Year       Reinsurer Company(s)                             Rating       Retention       Deductible
----       -----------------------------------------        ------       ---------       ----------
2005       Platinum Underwriters Reinsurance, Inc. &           A
           Hannover Ruckversicherungs AG                       A         $300,000        $500,000
----       -----------------------------------------        ------        -------         -------
2004       Platinum Underwriters Reinsurance, Inc. &           A
           Hannover Ruckversicherungs AG                       A         $250,000        $500,000
----       -----------------------------------------        ------        -------         -------
2003       Platinum Underwriters Reinsurance, Inc. &           A
           Hannover Ruckversicherungs AG &                     A
           QBE Reinsurance Corporation                         A         $250,000        $500,000
----       -----------------------------------------        ------        -------         -------
2002       Partner Reinsurance Company of the U.S.             A+        $250,000        $675,000
----       -----------------------------------------        ------        -------         -------
2001       Partner Reinsurance Company of the U.S.             A+        $250,000        $500,000
----       -----------------------------------------        ------        -------         -------
2000       Partner Reinsurance Company of the U.S.             A+        $250,000        $500,000
----        ----------------------------------------        ------        -------         -------
1999       General Reinsurance Corporation                     A++       $250,000        $750,000
----       -----------------------------------------        ------        -------         -------
1998       General Reinsurance Corporation                     A++       $250,000        $750,000
----       -----------------------------------------        ------        -------         -------

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

In 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of
$1,000,000), and 30% in its property and casualty clash treaties.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2005. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2005, no contingent commission has been accrued. The 2005 1st layer primary excess of loss treaty does not provide for a contingent commission.

Crusader also has catastrophe reinsurance from various highly rated California authorized reinsurance companies. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company has no reinsurance recoverable balances in dispute.

The aggregate amount of earned premium ceded to the reinsurers was $14,234,844 for the year ended December 31, 2005, $17,784,240 for the year ended December 31, 2004, and $16,648,020 for the year ended December 31, 2003.

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

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1996 through 2005. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased, as more information becomes known.

The table reflects redundancies and deficiencies in Crusader's net loss and loss adjustment expense reserves. As of December 31, 2005, all periods stated in the table prior to 2003 reflected a cumulative deficiency. The 2003 and 2004 periods reflects a cumulative redundancy. See discussion of losses and loss adjustment expenses in Item 7- "Management's Discussion and Analysis - Results of Operations - Insurance Company Operation."

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

                                                                       CRUSADER INSURANCE COMPANY
                                                         ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                         Fiscal Year
                                         Ended March
                                             31                              Fiscal Year Ended December 31
                                        --------------  --------------------------------------------------------------------------
                                            1996           1996            1997            1998            1999            2000
                                            ----           ----            ----            ----            ----            ----
                                                       (Nine Months)
Reserve for Unpaid Losses and
Loss Adjustment Expenses                $32,682,153     $32,682,153     $40,591,248     $40,374,232     $37,628,165     $34,546,026

Paid Cumulative as of
1 Year Later                              7,019,174      10,996,896      12,677,646      15,393,167      18,745,224      20,841,417
2 Years Later                            15,292,415      19,488,853      23,740,181      28,570,117      34,905,359      37,976,277
3 Years Later                            20,898,580      25,552,756      30,217,031      38,923,545      46,072,688      49,053,708
4 Years Later                            24,932,922      29,730,976      35,620,705      45,425,709      53,153,491      52,821,183
5 Years Later                            27,726,438      33,893,473      40,639,328      50,526,164      56,021,297      54,919,573
6 Years Later                            31,701,748      38,075,656      45,028,598      52,588,830      57,247,843
7 Years Later                            35,482,343      41,650,221      46,921,020      53,482,116
8 Years Later                            38,974,010      43,129,105      47,807,308
9 Years Later                            40,429,262      43,885,258
10 Years Later                           41,109,352

Reserves Reestimated as of
1 Year Later                             31,232,388      32,838,369      35,730,603      39,132,945      41,898,796      53,872,376
2 Years Later                            28,636,286      31,086,210      36,032,215      43,164,627      56,423,375      59,746,880
3 Years Later                            28,074,691      32,347,788      38,844,953      52,349,735      59,486,543      62,172,320
4 Years Later                            29,774,762      35,513,862      45,907,785      54,291,547      61,791,428      62,369,460
5 Years Later                            32,382,991      43,335,778      47,940,955      56,619,057      62,174,813      61,894,587
6 Years Later                            40,773,954      44,588,020      50,374,721      57,151,258      61,983,908
7 Years Later                            41,690,986      46,146,262      50,993,874      56,935,245
8 Years Later                            43,243,124      46,740,535      50,819,391
9 Years Later                            43,779,781      46,520,046
10 Years Later                           43,574,297

Cumulative Redundancy (Deficiency)     $(10,892,144)   $(9,408,200)    $(10,288,143)   $(16,561,013)   $(24,355,743)   $(27,348,561)
                                         ==========      =========       ==========      ==========      ==========      ==========
Gross Liability for Unpaid Losses
 and Loss Adjustment Expenses           $37,006,458     $39,740,865     $42,004,851     $41,513,945     $41,592,489     $45,217,369

Ceded Liability for Unpaid Losses
 and Loss Adjustment Expenses            (4,324,305)     (2,629,019)     (1,413,603)     (1,139,713)     (3,964,324)    (10,671,343)
                                          ---------       ---------       ---------       ---------       ---------      ----------
Net Liability for Unpaid Losses
 and Loss Adjustment Expenses           $32,682,153     $37,111,846     $40,591,248     $40,374,232     $37,628,165     $34,546,026
                                         ==========      ==========      ==========      ==========      ==========      ==========

Gross Liability Reestimated             $68,691,523     $75,103,207     $74,427,392     $82,678,340     $90,727,748     $94,815,588
Ceded Liability Reestimated             (25,117,226)    (28,583,161)    (23,608,001)    (25,743,095)    (28,743,840)    (32,921,001)
                                         ----------      ----------      ----------     -----------     -----------      ----------
Net Liability Reestimated               $43,574,297     $46,520,046     $50,819,391     $56,935,245     $61,983,908     $61,894,587
                                         ==========      ==========      ==========      ==========      ==========      ==========

Gross Reserve Redundancy (Deficiency)  $(31,685,065)   $(35,362,342)   $(32,422,541)   $(41,164,395)   $(49,135,259)   $(49,598,219)
                                         ==========      ==========      ==========      ==========      ==========      ==========

                                                                CRUSADER INSURANCE COMPANY
                                                ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                                              Fiscal Year Ended December 31
                                        -------------------------------------------------------------------------
                                            2001           2002            2003            2004            2005
                                            ----           ----            ----            ----            ----

Reserve for Unpaid Losses and
Loss Adjustment Expenses                $49,786,215     $53,596,945     $58,883,861     $67,349,989     $76,235,467

Paid Cumulative as of
1 Year Later                             23,010,615      21,326,688      18,546,279      14,626,446
2 Years Later                            39,463,106      35,883,729      28,289,327
3 Years Later                            46,256,431      40,808,763
4 Years Later                            49,157,040
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Reserves Reestimated as of
1 Year Later                             57,577,066      56,348,531      58,048,427      63,525,526
2 Years Later                            60,629,814      57,237,770      54,623,000
3 Years Later                            60,974,567      55,430,550
4 Years Later                            59,745,610
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Cumulative Redundancy
(Deficiency)                            $(9,959,395)    $(1,833,605)     $4,260,861      $3,824,463
                                          =========       =========       =========       =========
Gross Liability for Unpaid Losses
 and Loss Adjustment Expenses           $60,534,295     $74,905,284     $78,139,090     $87,469,000    $101,914,548

Ceded Liability for Unpaid Losses
 and Loss Adjustment Expenses           (10,748,080)    (21,308,339)    (19,255,229)    (20,119,011)    (25,679,081)
                                         ----------      ----------      ----------      ----------      ----------
Net Liability for Unpaid Losses
 and Loss Adjustment Expenses           $49,786,215     $53,596,945     $58,883,861     $67,349,989     $76,235,467
                                         ==========      ==========      ==========      ==========      ==========

Gross Liability Reestimated             $92,237,536     $80,703,792     $76,521,708     $86,878,994
Ceded Liability Reestimated             (32,491,926)    (25,273,242)    (21,898,708)    (23,353,468)
                                         ----------      ----------      ----------      ----------
Net Liability Reestimated               $59,745,610     $55,430,550     $54,623,000     $63,525,526
                                         ==========      ==========      ==========      ==========

Gross Reserve Redundancy (Deficiency)  $(31,703,241)    $(5,798,508)     $1,617,382        $590,006
                                         ==========       =========       =========         =======

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

                                                    Twelve months ended December 31
                           --------------------------------------------------------------------------------
Statutory:                    2005              2004             2003              2002             2001
----------                    ----              ----             ----              ----             ----
Net premiums written       $46,030,707       $51,089,573      $47,420,157       $38,363,201      $32,106,175

Policyholders' surplus     $36,586,441       $29,436,343      $26,103,440       $26,258,452      $27,519,538
Ratio                        1.3 to 1          1.7 to 1         1.8 to 1          1.5 to 1         1.2 to 1

Crusader results are reported in accordance with U.S. generally accepted accounting principles (GAAP). These results differ from its financial results reported in accordance with Statutory Accounting Principles (SAP) as prescribed or permitted by insurance regulatory authorities. Crusader is required to file financial statements with insurance regulatory authorities prepared on a SAP basis.

SAP differs in certain respects from GAAP. The more significant of these differences that apply to Crusader are:

      o Under GAAP, policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred as required by SAP.

      o Certain assets included in balance sheets under GAAP are designated as "non-admitted assets" and are charged directly against statutory surplus under SAP. Non-admitted assets include primarily premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements, and prepaid expenses.

      o Under GAAP, amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverable, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

      o Under GAAP, fixed maturity securities, which are classified as available-for-sale, are reported at estimated fair values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security as required by SAP.

      o The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Under GAAP reporting, changes in deferred income taxes are reflected as an item of income tax benefit or expense. As required by SAP, federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed 10% of statutory surplus. Changes in deferred taxes are recorded directly to statutory surplus.

Regulation
----------
The insurance company operation is subject to regulation by the California Department of Insurance (the insurance department) and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance department's Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent examination of Crusader covered underwriting and rating practices for the period January 1, 2000, through June 18, 2001. The report on the results of that examination was issued on September 10, 2002. The insurance department also conducts periodic financial examinations of Crusader. The insurance department has completed its financial examination of Crusader's December 31, 2004, statutory financial statements. No significant issues were reported in the preliminary report.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2005, was 400% of authorized control level risk-based capital.

The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.


----------------------------- ----------------------------------- ----------------------------------------------------------
           LEVEL                           TRIGGER                                    CORRECTIVE ACTION
----------------------------- ----------------------------------- ----------------------------------------------------------
----------------------------- ----------------------------------- ----------------------------------------------------------
Company Action Level          Adjusted  Capital  less  than 200%  The insurer must submit a comprehensive plan to the
                              of Authorized Control Level         insurance commissioner
----------------------------- ----------------------------------- ----------------------------------------------------------
----------------------------- ----------------------------------- ----------------------------------------------------------
Regulatory Action Level       Adjusted Capital less than 150%     In addition to above, insurer is subject to examination,
                              of Authorized Control Level         analysis and specific corrective action.
----------------------------- ----------------------------------- ----------------------------------------------------------
----------------------------- ----------------------------------- ----------------------------------------------------------
Authorized Control Level      Adjusted Capital less than 100%     In addition to both of the above, insurance commissioner
                              of Authorized Control Level         may place insurer under regulatory control.
----------------------------- ----------------------------------- ----------------------------------------------------------
----------------------------- ----------------------------------- ----------------------------------------------------------
Mandatory Control Level       Adjusted Capital less than 70%      Insurer must be placed under regulatory control.
                              of Authorized Control Level
----------------------------- ----------------------------------- ----------------------------------------------------------

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

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement is performed to confirm that an insurer's situation calls for increased or close regulatory attention. In 2005, the Company was not outside the usual values on any of the twelve IRIS ratio tests.

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

Crusader's current rating (effective October 21, 2005) by A.M. Best Company is B+ (Very Good) with a rating outlook of stable.

Terrorism Risk Insurance Act of 2002
------------------------------------
On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (The Act) was signed by President Bush. On December 22, 2005, the United States' government extended the Terrorism Act, which was set to expire on December 31, 2005, for two more years. The Act establishes a program within the Department of the Treasury in which the Federal Government will share the risk of loss from acts of terrorism with the insurance industry. Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism committed by an individual(s) acting on behalf of any foreign interest, provided the terrorist act results in aggregate losses in excess of $5 million.

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

The Company does not write policies on properties considered to be a target of terrorist activities such as airports, hotels, large office structures, amusement parks, landmark defined structures, or other public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. In 2005 Crusader received $478,073 in terrorism coverage premium from approximately 32% of its policyholders. Crusader's 2005 terrorism deductible was $10,183,621. Crusader's 2006 terrorism deductible is $11,324,734.

                           OTHER INSURANCE OPERATIONS
                           --------------------------
General Agency Operations
-------------------------
Unifax primarily sells and services commercial multiple peril business insurance policies for Crusader in California. In addition, it sells and services commercial earthquake insurance policies in California for a non-affiliated insurer. Unifax also sold and serviced policies for Crusader in Arizona, Idaho, Ohio, Kentucky, Montana, Nevada, Oregon, Pennsylvania, Texas, and Washington. However, in 2002 the Company began placing moratoriums on non-California business on a state-by-state basis. By July 2003, the Company had placed moratoriums on all non-California business.

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

Insurance Claim Administration Operation
----------------------------------------
The Company's subsidiary U.S. Risk Managers, Inc., (U.S. Risk) previously provided insurance claim administration services to the non-affiliated property and casualty insurance company that Bedford represents as a general agent. As of December 31, 2003, a non-affiliated insurance company assumed the claim administration responsibility for all outstanding and IBNR claims. U.S. Risk Managers, Inc. is currently inactive.

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

Health and Life Insurance Operations
------------------------------------
The Company's subsidiary American Insurance Brokers, Inc., (AIB) markets health and life insurance in California through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For these services, AIB receives commissions from insurance companies. Most of the business is produced through independent insurance agents and brokers who receive a commission from AIB. AIB hold licenses issued by the California Department of Insurance.

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

Insurance Company and General Agency Operations (Property and Casualty)
----------------------------------------------------------------------
The Company's property and casualty insurance business continues to experience a competitive marketplace. There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company. In addition, Crusader competes not only with other insurance companies but also with the general agents. Many of these general agents offer more products than the Company. The principal method of competition among competitors is price. While the Company attempts to meet this competition with competitive prices, its emphasis is on service, promotion, and distribution. Additional information regarding competition in the insurance marketplace is discussed in the Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Insurance Premium Financing Operation
-------------------------------------
The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Consequently, AAC's growth is primarily dependent on the growth of Crusader and Unifax business. In addition, the competitive pricing, the quality of its service, and the ease and convenience of financing with AAC have made its profitability possible.

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is intense. In 2005 and 2004 approximately 72% and 78%, respectively, of the Company's health and life insurance business was from the CIGNA HealthCare medical and dental plan programs. These plans consist of both individual and family health insurance and small group markets. Due to CIGNA's discontinuance of its individual and family health insurance programs to new policyholders in the state of California in April 2003 and the termination of existing policyholders beginning November 1, 2003, through October 1, 2004, the percentage of business derived from CIGNA decreased. CIGNA's termination of its California individual and family health insurance did not affect CIGNA's individual and family dental plans or its group medical and dental plans. AIB has secured commission relationships with other carriers and is continuing its efforts to diversify and to offer a wider variety of products to its customers.

                                    EMPLOYEES
                                    ---------

On March 10, 2006, the Company employed 124 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

Item 1A.  Risk Factors.
----------------------
The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. These risks are as follows:

Losses and loss adjustment expense reserves are based on estimates and may not
------------------------------------------------------------------------------
be sufficient to cover future losses.
------------------------------------
Losses and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have been incurred which have not yet been reported to the Company. There is a high level of uncertainty inherent in the evaluation of the required losses and loss adjustment expense reserves for the Company. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. The Company sets losses and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.


The Company's success depends on its ability to accurately underwrite risks and
-------------------------------------------------------------------------------
to charge adequate premiums to policyholders.
--------------------------------------------
The Company's financial condition, liquidity and results of operations depend in large part on the Company's ability to underwrite and set premiums accurately for the risks it faces. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company's ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, without limitation:

     o  Availability of sufficient reliable data.
     o  Incorrect or incomplete analysis of available data.
     o  Uncertainties inherent in estimates and assumptions.
     o Selection and application of appropriate rating formulae or other pricing methodologies.
     o  Adoption of successful pricing strategies.
     o  Prediction of policyholder retention (e.g., policy life expectancy).
     o  Unanticipated court decisions, legislation or regulatory action.
     o  Ongoing changes in the Company's claim settlement practices.
     o  Unexpected inflation.
     o Social changes, particularly such as those effecting litigious inclinations.

Such risks may result in the Company's pricing being based on outdated, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company's margins, or it could overprice risks, which could reduce the Company's volume and competitiveness. In either event, the Company's operating results, financial condition and cash flow could be materially adversely affected.

Inability to obtain reinsurance or to collect on ceded reinsurance could
------------------------------------------------------------------------
adversely affect the Company's ability to write new policies.
------------------------------------------------------------
The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of the Company's reinsurance will increase the risk of loss and could materially adversely affect its business and financial condition. Ceded reinsurance does not discharge the Company's direct obligations under the policies it writes. The Company remains liable to its policyholders, even if the Company is unable to make recoveries that it believes its entitled to under the reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid.

The insurance business is subject to extensive regulation and legislative
-------------------------------------------------------------------------
changes, which may impact the manner in which the company operates its business.
-------------------------------------------------------------------------------
The insurance business is subject to extensive regulation by the California Department of Insurance. The California Department of Insurance has broad regulatory powers implemented to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

     o  Place limitations on the Company's investments and dividends.
     o Place limitations on the Company's ability to transact business with its affiliates.
     o Establish standards of solvency including minimum reserves and capital surplus requirements.
     o Prescribe the form and content of, and to examine, the Company's financial statements.

Federal legislation typically does not directly impact the property and casualty business, but the business can be indirectly affected by changes in federal regulations.

This extensive regulation may affect the cost or demand for the Company's products and may limit the ability to obtain rate increases or to take other actions that the Company might desire to do in order to increase its profitability.

A downgrade in the financial strength rating of the insurance company could
---------------------------------------------------------------------------
reduce the amount of business it may be able to write.
-----------------------------------------------------

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Crusader currently has a financial strength rating of B+ (Very Good) from A.M. Best. The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models, and is subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Any downgrade in the Company's A.M. Best rating could cause a reduction in the number of policies it writes and could have a material adverse effect on its results of operations and financial position.

Intense competition could adversely affect the ability to sell policies at
--------------------------------------------------------------------------
premium rates the Company deem adequate.
---------------------------------------
The Company faces significant competition which, at times, is intense. If the Company is unable to compete effectively its business and financial condition could be materially adversely affected. Competition in the property and casualty marketplace is based on many factors including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. The Company competes with regional and national insurance companies. Some competitors have greater financial, marketing and management resources than the Company. Intense competitive pressure on prices can result from the actions of even a single large competitor. The Company uses its own premium rates to determine the price for its property and casualty policies.

The Company's earnings may be affected by changes in interest rates.
-------------------------------------------------------------------
Investment income is an important component of the Company's revenues and net income. The ability to achieve investment objectives is affected by factors that are beyond the Company's control. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Any significant decline in investment income as a result of falling interest rates or general market conditions would have an adverse effect on net income and, as a result, on the Company's stockholders' equity and policyholders' surplus.

The outlook of the Company's investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are "available-for-sale" fluctuate with changes in interest rates and cause fluctuations in the stockholders' equity.

The Company's geographic concentration ties its performance to the business,
---------------------------------------------------------------------------
economic and regulatory conditions in California.
------------------------------------------------
The Company's insurance business is concentrated in California (100% of 2005 and 2004 net written premiums). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the business. In addition, California is exposed to severe natural perils, such as earthquakes and fires, along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events. Because the Company's business is concentrated in this manner, it may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks associated with greater geographic diversification.

The Company relies on independent insurance agents and brokers.
--------------------------------------------------------------
The failure or inability of independent insurance agencies and brokers to market the Company's insurance programs successfully could have a material adverse effect on its business, financial condition and results of operations. Agents and brokers are not obligated to promote the Company's insurance programs and may sell competitors' insurance programs. As a result, the Company's business depends in part on the marketing efforts of agents and brokers and on the Company's ability to offer insurance programs and services that meet the requirements of the their customers.

Litigation may have an adverse effect on the Company's business.
---------------------------------------------------------------
The insurance industry is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. Although the Company has not been the target of any specific class action lawsuits it is possible that a suit of this type could have a negative impact on the Company's business.

The Company relies on its information technology systems to manage many aspects
-------------------------------------------------------------------------------
of its business, and any failure of these systems to function properly or any
-----------------------------------------------------------------------------
interruption in their operation could result in a material adverse effect on the
--------------------------------------------------------------------------------
Company's business, financial condition and results of operations.
-----------------------------------------------------------------

The Company depends on the accuracy, reliability and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. The failure of hardware or software that supports the Company's information technology systems, the loss of data contained in the systems could disrupt its business and could result in decreased premiums, increased overhead costs and inaccurate reporting, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company's information technology systems, these systems are vulnerable to damage or interruption from events such as:

     o  Earthquake, fire, flood and other natural disasters.
     o  Terrorist attacks and attacks by computer viruses or hackers.
     o  Power loss.
     o  Unauthorized access.
     o  Computer systems or data network failure

It is possible that a system failure, accident or security breach could result in a material disruption to the Company's business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company's results of operations.

The Company's disclosure controls and procedures may not prevent or detect all
------------------------------------------------------------------------------
acts of fraud.
-------------
The Company's disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's management believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot ensure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

The ability of the Company to attract, develop and retain talented employees,
-----------------------------------------------------------------------------
managers and executives, and to maintain appropriate staffing levels, is
------------------------------------------------------------------------
critical to the Company's success.
---------------------------------
The Company must hire and train new employees, and retain current employees to handle its operations. The failure of the Company to successfully hire and retain a sufficient number of skilled employees could result in the Company having to slow the growth of its business. In addition, the failure to adequately staff its claims department could result in decreased quality of the Company's claims operations. The Company's success also depends heavily upon the continued contributions of its executive officers, both individually and as a group. The Company's future performance will be substantially dependent on its ability to retain and motivate its management team. The loss of the services of any of the Company's executive officers could prevent the Company from successfully implementing its business strategy, which could have a material adverse effect on the Company's business, financial condition and results of operations.


Item 1B.  Unresolved Staff Comments.
-----------------------------------
Not applicable

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

Item 3.  Legal Proceedings
--------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. Incidental actions are sometimes brought by customers or others that relate to disputes concerning the issuance or non-issuance of individual insurance policies or other matters. In addition, the Company resorts to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company's operations and are handled on a routine basis through its counsel.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
--------------------------------------------------------------------------------
         Issuer Purchases of Equity Securities
         -------------------------------------

The Company's common stock is traded on the NASDAQ National Market System under the symbol "UNAM." The high and low sales prices (by quarter) during the last two comparable twelve-month periods are as follows:

                                          High          Low
      Quarter Ended                       Price        Price
      -------------                       -----        -----
      March 31, 2004                      $6.52        $5.22
      June 30, 2004                       $6.45        $5.78
      September 30, 2004                  $6.69        $5.78
      December 31, 2004                   $9.59        $7.20

      March 31, 2005                     $11.50        $8.76
      June 30, 2005                       $9.15        $8.00
      September 30, 2005                  $9.58        $8.41
      December 31, 2005                   $9.38        $8.45


As of December 31, 2005, the approximate number of shareholders of record of the Company's common stock was 425. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 850.

The Company last declared a cash dividend on its common stock in 2002. Declaration of future annual cash dividends will be subject to the Company's profitability and its cash requirements. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 - "Business - Insurance Company Operation - Holding Company Act"). Based on Crusader's statutory surplus as regards policyholders as of December 31, 2005, the maximum dividend that can be made by Crusader to Unico without prior regulatory approval in 2005 is $3,658,644.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 17 of "Notes to Consolidated Financial Statements"). No shares were repurchased during the year ended December 31, 2005. As of December 31, 2005, the Company has purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


Item 6.  Selected Financial Data
--------------------------------

                                                                       Year ended December 31
                                          ---------------------------------------------------------------------------------
                                             2005             2004             2003               2002             2001
                                             ----             ----             ----               ----             ----
 Total revenues                           $61,182,522      $61,903,310      $51,130,439       $46,028,642       $42,116,906
 Total costs and expenses                  50,716,092       53,230,852       48,981,068        50,842,701        58,840,015
                                           ----------       ----------       ----------        ----------       -----------
 Income (loss) before taxes               $10,466,430       $8,672,458       $2,149,371       $(4,814,059)     $(16,723,109)
 Net income (loss)                         $6,715,004       $5,681,500       $1,068,650       $(3,224,689)     $(10,870,018)
 Basic earnings (loss) per share                $1.22            $1.03            $0.19            $(0.59)           $(1.97)
 Diluted earnings (loss) per share              $1.20            $1.02            $0.19            $(0.59)           $(1.97)
 Cash dividends per share                           -                -                -             $0.05             $0.05
 Total assets                            $186,297,179     $172,570,276     $161,493,695      $148,686,605      $128,823,273
 Stockholders' equity                     $48,394,373      $42,425,325      $38,470,857       $38,408,990       $40,620,376

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

The Company's net income was $6,715,004 in 2005, $5,681,500 in 2004, and
$1,068,650 in 2003.

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

Insurance Company Operation
---------------------------
The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. Currently, Crusader is writing primarily Commercial Multiple Peril business only in the state of California and is rated B+ (Very Good) with a rating outlook of stable by A.M. Best Company.

A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known. When pricing its products, the Company projects the ultimate claim and loss adjustment cost that it anticipates will be incurred after the policy is sold. In addition, other factors such as changes in regulations and legal environment, among other things, can all impact the ultimate cost.

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, where rates rise, coverage may be more difficult to find and insurers' profits increase. The Company believes that the "hard market" that existed in California in the past few years has transitioned to a "soft market." The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth, and that underwriting profit is the Company's primary goal. For the year ended December 31, 2005, gross written premium was $60,268,784, a decrease of $8,603,237 (12%) compared to 2004.

For the twelve months ended December 31, 2005, losses and loss adjustment expenses for insured events of the current year were $35,338,196, offset by $3,824,464 favorable development for events of prior years. For the twelve months ended December 31, 2004, losses and loss adjustment expenses for insured events of the current year were $35,286,172, offset by $835,434 favorable development for events of prior years. The favorable developments resulted from settling or re-estimating claims for lesser amounts than they were initially reserved.

Other Operations
----------------
The Company's other operations generate commissions, fees, and finance charges from various insurance products. The events that have the most significant economic impact on other operations are as follows:

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. As a result of the decrease in the number of policies sold by Unifax during 2005 as compared to 2004, policy fee income for the 12 months ended December 31, 2005, decreased 12% as compared to the prior year period.

AIB sells and services health insurance policies for individual/family and small business groups and receives commissions based on the premiums that it writes. Commissions decreased 25% in the year ended December 31, 2005, compared to 2004. The decrease is primarily due to CIGNA's decision to discontinue its individual/family health insurance program over the period from November 1, 2003, through October 1, 2004. AIB had been assisting former CIGNA policyholders to find health coverage with other insurance carriers that AIB represents.

AAQHC provides various consumer benefits to its members, including participation in group health care and life insurance policies. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased 5% in the year ended December 31, 2005, compared to 2004. The decrease is a result of the 9% decrease in the number of members.

AAC provides premium financing for Crusader policies that are produced by Unifax in California. Finance charges and fees earned by AAC during 2005 decreased 19% as compared to 2004. The decrease is primarily a result of a 19% decrease in the number of loans issued in 2005 compared to 2004. Average premium financed decreased 2% from $2,606 in 2004 to $2,557 in 2005.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $140.6 million (at amortized cost) at December 31, 2005, compared to $132.1 million (at amortized cost) at December 31, 2004. Although the investment portfolio increased approximately 8.5 million (at amortized cost) or 6% in 2005 compared to 2004, investment income for the twelve months ended December 31, 2005 and 2004 remained relatively unchanged.
Due primarily to the maturity of higher yielding investments and reinvestments in shorter maturities, the annualized yield on the average invested assets decreased from 3.39% in 2004 to 3.17% in 2005. Due to the interest rate environment in the past few years, management believed it was prudent to purchase fixed maturity investments with shorter maturities with minimal credit risk. As of December 31, 2005, the weighted average maturity of the Company's fixed maturity investments was 1.2 years compared to 1.4 years and 1.9 years as of December 31, 2004 and December 31, 2003, respectively.

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

The cash flow provided by operations in the year ended December 31, 2005, was $9,798,342, a decrease in cash flow of $5,025,495 compared to the cash flow for the year ending December 31, 2004. Cash flow provided by operations for the year ended December 31, 2004, was $14,823,837, a decrease of $701,549 in cash provided compared to the year ended December 31, 2003. The Company has utilized the cash provided from operating activities and from the maturity of its fixed maturity investments primarily to purchase $59.4 million of fixed maturity securities.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding net unrealized gains or losses) at December 31, 2005, were $140,617,062 compared to $132,122,792 at December 31, 2004, a 6% increase.
Crusader's cash and investments at December 31, 2005, was $137,990,174 or 98% of the total held by the Company, compared to $129,887,431 or 98% of the total held by the Company at December 31, 2004.

The Company's investments are as follows:

                                                      December 31, 2005      December 31, 2004       December 31, 2003
                                                      -----------------      -----------------       -----------------
                                                          Amount        %         Amount         %        Amount           %
                                                          ------        -         ------         -        ------           -
Fixed maturities (at amortized cost)
   Certificates of deposit                                $500,000       -         $500,000       -         $500,000        -
   U.S. treasury securities                            107,290,653      79       77,765,616      60       38,305,041       34
   U.S. government sponsored
     enterprise securities                               6,000,000       4       11,998,772      10       11,997,264       11
   Industrial and miscellaneous (taxable)               21,403,239      16       37,754,927      29       58,493,396       53
   State and municipal (tax exempt)                        934,536       1          970,343       1        2,029,891        2
                                                       -----------     ---      -----------     ---      -----------      ---
        Total fixed maturity investments               136,128,428     100      128,989,658     100      111,325,592      100
                                                       -----------     ===      -----------     ===      -----------      ===

Short-term cash investments (at cost)
   Certificates of deposit                                 100,000       2          400,000      13          425,000        6
   Cash deposit in lieu of bond*                           200,000       5          752,659      24          752,659       10
   Commercial paper                                      1,830,000      41        1,005,000      32        2,000,000       28
   Bank money market accounts                              182,673       4          803,949      26          902,517       13
   U.S. gov't obligation money market fund               2,150,671      48          144,925       5          147,666        2
   Short-term U.S. treasury                                      -       -                -       -        2,998,850       41
   Bank savings accounts                                    11,818       -           11,585       -            2,623        -
                                                         ---------     ---        ---------     ---        ---------      ---
        Total short-term cash investments                4,475,162     100        3,118,118     100        7,229,315      100
                                                         ---------     ===        ---------     ===        ---------      ===

        Total investments                             $140,603,590             $132,107,776             $118,554,907
                                                       ===========              ===========              ===========

* Deposits with superior courts to stay execution of judgment pending appeal of Crusader claims.

In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

The tax-exempt interest income earned (net of bond premium and discount amortization) during the year ended December 31, 2005, was $14,416 compared to $36,719 in the year ended December 31, 2004. In the year ended December 31, 2003, tax-exempt interest income earned totaled $117,892.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and the maximum in any one U.S. government agency or U.S. government sponsored enterprise is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities are primarily pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. As of December 31, 2005, all of the Company's fixed maturity investments were investment grade and readily marketable and could be liquidated without any materially adverse financial impact.

On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer. As of April 29, 2005, the note was paid in full.

During 2005 the Company began its conversion to a "paperless office" including improvements to its computer network, hardware, switching, and other related computer infrastructure. The "paperless office" conversion of the insurance company underwriting operations was completed in October 2005. The Company estimates that the remaining planned conversion and improvements may take up to one year. As of December 31, 2005, the Company had incurred approximately $650,000 of capital expenditures and anticipates incurring an additional $100,000 to complete the above projects. Upon full implementation of these projects, the Company anticipates its potential payback on these capital expenditures in approximately two to three years due to productivity improvements, improved customer service, and lower operating costs.

Crusader's statutory capital and surplus as of December 31, 2005, was $36,586,441, an increase of $7,150,098 (24.3%) from December 31, 2004.
Crusader's statutory capital and surplus as of December 31, 2004, was $29,436,343, an increase of $3,332,903 (12.8%) from December 31, 2003.

No dividends were declared or paid by Crusader to Unico in 2005, 2004 or 2003. Based on Crusader's statutory surplus as regards policyholders as of December 31, 2005, the maximum dividend that can be made by Crusader to Unico without prior regulatory approval in 2006 is $3,658,644.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 17 of "Notes to Consolidated Financial Statements"). During the year ended December 31, 2005, the Company did not repurchase any shares of the Company's common stock. As of December 31, 2005, the Company has purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $265,668, statutory deposits of $700,000, cash deposited (with superior courts) in lieu of bond of $200,000 and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2005, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

                                                                 Within          1-3           3-5            After
Contractual Obligations                           Total          1 Year         Years         Years          5 years
-----------------------                           -----          ------         -----         -----          -------
Building lease                                  $1,282,440     $1,025,952       $256,488              -              -
Losses and loss adjustment expense reserves*   101,914,548     33,682,548     35,807,000    $15,745,000    $16,680,000
                                               -----------     ----------     ----------     ----------     ----------
   Total                                      $103,196,988    $34,708,500    $36,063,488    $15,745,000    $16,680,000
                                               ===========     ==========     ==========     ==========     ==========

* Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

                              Results of Operations
                              ---------------------
General
-------
The Company had net income of $6,715,004 for the year ended December 31, 2005, compared to net income of $5,681,500 for the year ended December 31, 2004, and net income of $1,068,650 for the year ended December 31, 2003. Total revenue for the year ended December 31, 2005, was $61,182,522 compared to $61,903,310 for the year ended December 31, 2004, and $51,130,439 for the year ended December 31, 2003.

For the year ended December 31, 2005, the Company had income before taxes of $10,466,430 compared to income before taxes of $8,672,458 in the year ended December 31, 2004, an increase in income before taxes of $1,793,972. The increase in pre-tax income was primarily due to an increase of $3,114,856 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader offset by $995,849 decrease in gross commissions and fees income.

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

The effect of inflation on the net income of the Company during the years ended December 31, 2005, 2004, and 2003 was not significant.

The Company derives revenue from various sources as discussed below.

Insurance Company Operation
---------------------------
Premium and loss information of Crusader are as follows:

                                                                Year ended December 31
                                                                ----------------------
                                                          2005            2004            2003
                                                          ----            ----            ----
 Gross written premium                                 $60,268,784     $68,872,021     $64,047,717
 Net written premium (net of reinsurance ceded)        $46,030,707     $51,089,573     $47,420,157
 Earned premium before reinsurance ceded               $64,712,764     $67,890,808     $53,754,119
 Earned premium (net of reinsurance ceded)             $50,477,920     $50,106,568     $37,106,099
 Losses and loss adjustment expenses                   $31,513,732     $34,450,738     $31,720,533
 Gross unpaid losses and loss adjustment expenses     $101,914,548     $87,469,000     $78,139,090
 Net unpaid losses and loss adjustment expenses        $76,235,467     $67,349,989     $58,883,861

Crusader's primary line of business is commercial multiple peril policies. This line of business represented approximately 97% of Crusader's total written premium for the year ended December 31, 2005, 98% for the year ended December 31, 2004, and 97% for the year ended December 31, 2003.

As of December 31, 2005, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Montana, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

For the year ended December 31, 2005, gross written premium decreased by $8,603,237 (12%) over 2004. Gross written premium for the year ended December 31, 2004, increased by $4,824,304 (8%) over 2003. The decrease in written premium in 2005 and the increase in written premium in 2004 are primarily the result of the fluctuations in written premium in the Company's apartment program, a program within the Company's commercial multiple peril line of business. Written premium in the apartment program was $25,265,294 for the twelve months ended December 31, 2005, a decrease of $6,622,191 (21%) from $31,887,485 for the twelve months ended December 31, 2004. Written premium in the apartment program increased $4,582,381 (17%) from $27,305,104 for the twelve months ended December 31, 2003, to $31,887,485 for the twelve months ended December 31, 2004. The decrease in written premium in the Company's apartment program in 2005 was primarily due to increased competition in that market. The Company believes that the "hard market" that existed in California in the past few years has transitioned to a "soft market." The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on market conditions, competition, and the Company's ability to introduce new and profitable products.

The Company's average premium per policy issued is as follows:

       Year Ended    Direct Written   Policies    Average
       December 31      Premium        Issued     Premium
       -----------      -------        ------     -------
          2005        $60,268,784      17,927     $3,362
          2004        $68,872,021      20,885     $3,298
          2003        $64,047,717      21,425     $2,989

As indicated in the above table, the number of policies issued during the 12 months ended December 31, 2005, decreased by 2,958 (14%) as compared to the prior year. The average premium per policy in 2005 increased by $64 (2%) as compared to the 12 months ended December 31, 2004. As previously discussed, the decrease in the number of policies issued in 2005 compared to 2004 is primarily a result of the increased competition. The Company believes that rate adequacy is more important than premium growth and that underwriting profit is the Company's primary goal. Thus, the average premium per policy issued remained relatively comparable to the prior year. Management's assessment of trends and underwriting results is a primary factor in its decisions to expand or contract its business. The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through independent agents and brokers.

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

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term. Premium earned before reinsurance decreased $3,178,044 (5%) in the year ended December 31, 2005, compared to the year ended December 31, 2004, and increased $14,136,689 (26%) in the year ended December 31, 2004, compared to the year ended December 31, 2003. The decrease in earned premium before reinsurance in 2005 is a direct result of the decrease in written premium in 2005. The increase in earned premium before reinsurance in 2004 is a direct result of the increase in written premium during 2004 and 2003.

Earned ceded premium for the 12 months ended December 31, 2005, decreased $3,594,396 (20%) to $14,234,844 compared to $17,784,240 for the 12 months ended
December 31, 2004. Earned ceded premiums as a percentage of direct earned premiums were 22% and 26% for 2005 and 2004, respectively. Although direct earned premiums in 2005 decreased 5% as compared to 2004, earned ceded premiums decreased 20% primarily as a result of a rate decrease by the Company's reinsurers effective January 1, 2005. Earned ceded premiums for the 12 months ended December 31, 2004, increased $1,136,220 (7%) to $17,784,240 compared to $16,648,020 for the 12 months ended December 31, 2003. Earned ceded premiums as a percentage of direct earned premiums were 26% and 31% for 2004 and 2003, respectively. The 2005 and 2004 earned ceded premium to direct earned premium ratio decreased primarily as a result of rate decrease by the Company's reinsurers. The rates decreased primarily due to the Company's improving ceded loss experience.

Ceding commissions on the Company's excess of loss treaties is 35% and is a component of policy acquisition costs. Primarily due to favorable loss experience in 2004 and 2003, reinsurance premium on the Company's 1st layer primary excess of loss treaty ($700,000 in excess of $300,000) decreased in 2005 by 24% compared to 2004. In 2005, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30%
in its property and casualty clash treaties. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of
$1,000,000), and 30% in its property and casualty clash treaties. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. Premium ceded under the provisionally rated contract, which was canceled on a runoff basis effective December 31, 1997, is subject to adjustment based on the amount of losses ceded, limited by a maximum percentage that can be charged by the reinsurer.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2005. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject the to agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2005, no contingent commission has been accrued. The 2005 1st layer primary excess of loss treaty does not provide for a contingent commission.

Crusader's direct earned premium, earned ceded premium, and ceding commission are as follows:

                                                                   Year ended December 31
                                                                   ----------------------
                                                          2005              2004              2003
                                                          ----              ----              ----
Direct earned premium                                  $64,712,764       $67,890,808        $53,754,119

Earned ceded premium
  Excluding provisionally rated ceded premium           14,281,810        17,843,805         16,414,611
  Provisionally rated ceded premium                        (46,966)          (59,565)           233,409
                                                        ----------        ----------        -----------
     Total earned ceded premium                         14,234,844        17,784,240         16,648,020
Ceding commission                                        4,647,748         6,031,987          5,429,330
                                                         ---------        ----------         ----------
  Earned ceded premium, net of ceding commission        $9,587,096       $11,752,253        $11,218,690
                                                         =========        ==========         ==========

Ratios to direct earned premium
     Direct ceded premium                                       22%               26%                31%
     Earned ceded premium, net of ceding commission             15%               17%                21%


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

                         Year ended December 31
                         ----------------------
                     2005        2004         2003
                     ----        ----         ----

Loss ratio          62.4%        68.8%        85.5%
Expense ratio       20.8%        20.6%        21.4%
                    ----         ----        -----
Combined ratio      83.2%        89.4%       106.9%
                    ====         ====        =====

As indicated in the above table, the loss ratio for the year ended December 31, 2005, decreased to 62.4% from 68.8% in 2004 and 85.5% in 2003. The continuous decrease in the loss ratio was primarily due to improvements in the provision for prior years' incurred losses. Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

Reserves for losses and loss adjustment expenses before reinsurance increased $14,445,548 (17%) from $87,469,000 as of December 31, 2004, to $101,914,548 as of December 31, 2005. The increase in loss and loss adjustment expense reserves in 2005 is primarily a result of an $11,030,000 increase to direct IBNR reserves, from $67,770,000 as of December 31, 2004 to $78,800,000 as of December 31, 2005.

Reserves for losses and loss adjustment expenses before reinsurance increased $9,329,910 (12%) from $78,139,090 as of December 31, 2003, to $87,469,000 as of
December 31, 2004. The increase in loss and loss adjustment expense reserves in 2004 is primarily a result of a $14,330,000 increase to direct IBNR reserves, from $53,440,000 as of December 31, 2003 to $67,770,000 as of December 31, 2004.

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader's lines of business were as follows:

                                                  Year ended December 31
                                                  ----------------------
Line of Business                2005                      2004                      2003
----------------          ------------------        -----------------         -----------------
  CMP                    $98,758,298    96.9%      $83,677,560   95.7%       $73,708,553   94.3%
  Other Liability          2,967,804     2.9%        3,592,719    4.1%         4,279,021    5.5%
  Other                      188,446     0.2%          198,721    0.2%           151,516    0.2%
                         -----------   -----        ----------  -----         ----------  -----
     Total              $101,914,548   100.0%      $87,469,000  100.0%       $78,139,090  100.0%
                         ===========   =====        ==========  =====         ==========  =====

The Company`s consolidated financial statements include estimated reserves for unpaid losses and related loss adjustment expenses of the insurance company operation. Crusader sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Losses and loss adjustment expenses
-----------------------------------
Losses and loss adjustment expenses were $31,513,732 or 62% of net premium earned for the year ended December 31, 2005, compared to $34,450,738 or 69% of net premium earned for the year ended December 31, 2004, and compared to $31,720,533 or 85% of net premium earned for the year ended December 31, 2003. The Company incurred favorable development of prior years' losses of $3,824,464 for the year ended December 31, 2005, compared to favorable development of prior years' losses of $835,434 for the year ended December 31, 2004. The Company incurred adverse development of prior years' losses of $2,751,585 for the year ended December 31, 2003.

Analysis of the roll forward of losses and loss adjustment expenses
-------------------------------------------------------------------
The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                   Year ended December 31
                                                                                   ----------------------
                                                                          2005              2004               2003
                                                                          ----              ----               ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                            $67,349,989       $58,883,861        $53,596,945
                                                                        ----------        ----------         ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                         35,338,196        35,286,172         28,968,948
   Increase (decrease) in provision for events of prior years           (3,824,464)         (835,434)         2,751,585
                                                                        ----------        ----------         ----------
       Total losses and loss adjustment expenses                        31,513,732        34,450,738         31,720,533
                                                                        ----------        ----------         ----------

Payments
   Losses and loss adjustment expenses attributable to
     insured events of the current year                                  8,001,808         7,438,331          5,106,929
   Losses and loss adjustment expenses attributable to
     insured events of prior years                                      14,626,446        18,546,279         21,326,688
                                                                        ----------        ----------         ----------
       Total payments                                                   22,628,254        25,984,610         26,433,617
                                                                        ----------        ----------         ----------

Reserve for unpaid losses and loss adjustment expenses
  at end of year - net of reinsurance                                   76,235,467        67,349,989         58,883,861

Reinsurance recoverable on unpaid losses and loss
  adjustment expenses at end of year                                    25,679,081        20,119,011         19,255,229
                                                                        ----------        ----------         ----------
Reserve for unpaid losses and loss adjustment expenses at
  end of year per balance sheet, gross of reinsurance *               $101,914,548       $87,469,000        $78,139,090
                                                                       ===========        ==========         ==========


* In accordance with Financial Accounting Standards Board Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the balance sheet.

As a result of Crusader underwriting losses that began in the year ended December 31, 2000, Crusader's management has been analyzing and acting upon various components of its underwriting activity which it believed was primarily attributable to those losses. The Company believes that implementation of management's actions on these underwriting components has contributed to improved operating results. The development of prior years' losses and loss adjustment expenses in 2005 and 2004 was lower than previously anticipated. Accordingly, the Company reduced the estimate of its ultimate losses and loss adjustment expenses for those prior accident years.

Other Insurance Operations
--------------------------
                              Association Operation
                              ---------------------
Membership and fee income from the association program of AAQHC is as follows:

                                          Year ended December 31
                                          ----------------------
                                  2005            2004            2003
                                  ----            ----            ----
 Membership and fee income      $318,349        $333,470        $481,366

Membership and fee income for the year ended December 31, 2005, decreased $15,121 (5%), compared to the year ended December 31, 2004. Membership and fee income for the year ended December 31, 2004, decreased $147,896 (31%), compared to the year ended December 31, 2003. Beginning in April 2003, CIGNA discontinued its individual and family health insurance program to new policyholders in the State of California and on November 1, 2003, CIGNA began terminating approximately 2,200 individual and family policyholders on a runoff basis. The termination of policyholders continued through October 1, 2004. The discontinuance of CIGNA's individual and family health insurance program did not affect the CIGNA small group program. Primarily due to the discontinuance of CIGNA's individual and family health insurance program, membership and fee income decreased as these terminated members were no longer members of the association.

                        Health and Life Insurance Program
                        ---------------------------------
Commission income from the health and life insurance sales is as follows:

                                         Year ended December 31
                                         ----------------------
                                 2005            2004            2003
                                 ----            ----            ----
 Commission income            $1,628,061      $2,156,924      $3,312,715

AIB markets health and life insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $528,863 (25%) in the year ended December 31, 2005, compared to 2004. Commission income decreased $1,155,791 (35%) in the year ended December 31, 2004, compared to 2003. The decrease in commission in 2005 and 2004 was primarily due to the discontinuance of CIGNA's individual and family health insurance program in the state of California as discussed under the results from the association operation above.

Commissions from other carriers for the year ended December 31, 2005, remained relatively comparable to 2004. Commissions from other carriers for the year ended December 31, 2004, increased 96% over 2003 as AIB was able secure other insurance for approximately half of the 2,200 Cigna members that were terminated by CIGNA. AIB could not obtain insurance for the remaining CIGNA individuals and family members primarily due to their pre-existing health conditions or that they were able to secure other insurance.

                                Policy Fee Income
                                -----------------
Unifax sells and services insurance policies for Crusader. The policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income of Unifax is as follows:

                                         Year ended December 31
                                         ----------------------
                                 2005            2004            2003
                                 ----            ----            ----
Policy fee income             $3,001,966      $3,394,783      $3,458,559
Policies issued                   17,927          20,885          21,425


Policy fee income for the year ended December 31, 2005, decreased $392,817 (12%) as compared to the year ended December 31, 2004. The 12% decrease in policy fee income is primarily a result of a 2,958 (14%) decrease in the number of policies issued during 2005 as compared to 2004 offset by the increase in policy fee from $165 per policy to $178 effective on and after August 2005.

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

Commission and fee income from the daily automobile rental insurance program are as follows:

                                                Year ended December 31
                                                ----------------------
                                        2005            2004            2003
                                        ----            ----            ----
Rental program commission             $411,189        $555,964        $574,197
Claim administration fee                70,000               -         241,428
Contingent commission                   29,877           9,488               -
                                       -------         -------         -------
  Total commission and fee income     $511,066        $565,452        $815,625
                                       =======         =======         =======

Commission and fee income during the year ended December 31, 2005, were $511,066, a decrease of $54,386 (10%) as compared to the year ended December 31, 2004. Commission and fee income during the year ended December 31, 2004, were $565,452, a decrease of $250,173 (31%) as compared to the year ended December 31, 2003.

The daily automobile rental insurance program commission income (excluding contingent commission) decreased $144,775 (26%) in 2005 compared to 2004. The daily automobile rental insurance program commission income (excluding contingent commission) decreased $18,233 (3%) in 2004 compared to 2003. Premium written in 2005 decreased 24% compared to premium written in 2004, and premium written in 2004 decreased 6% compared to premium written in 2003. The decrease in written premium in 2005 and 2004 is primarily due to the continued intense price competition in the daily automobile rental insurance program, which is causing these reductions in the Company's written premium and related commission income. To avoid underwriting losses for the non-affiliated insurance Company that it represents, Bedford continues to produce business only at rates that it believes to be adequate. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The Company's subsidiary U.S. Risk Managers, Inc., (U.S. Risk) ceased providing insurance claim administration services to the non-affiliated daily automobile insurer as of December 31, 2003; and it is currently inactive. As of December 31, 2003, the non-affiliated insurer assumed the claim administration responsibility for all outstanding and IBNR claims. During 2003, the Company recognized $200,000 of claim administration fees that were unearned as of December 31, 2002. Although U.S. Risk is inactive, the Company is still responsible for all claim administration cost arising from losses covered by premiums for which it received a claim administration fee. During 2004 and 2005, the Company did not receive any claim administration fees and did not incur any future internal claim administration costs. During 2005, the Company recognized an additional amount of $70,000 of the $100,000 claim administration fees that were unearned as of December 31, 2004. Thus, the unearned claim administration reserve as of December 31, 2005, is $30,000 and it reflects the estimated costs to complete the claim administration by the non-affiliated insurer. As of December 31, 2005, the non-affiliated insurer had not yet billed the Company for these costs.

                         Other Commission and Fee Income
                         -------------------------------
Other commission and fee income are as follows:

                                                    Year ended December 31
                                                    ----------------------
                                               2005         2004          2003
                                               ----         ----          ----
Earthquake program commission income         $48,519      $53,140       $40,015
Miscellaneous commission and fee income           70          111         1,112
                                              ------       ------        ------
   Total other commission and fee income     $48,589      $53,251       $41,127
                                              ======       ======        ======

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999. Unifax receives a commission from these insurance companies based on premium written. Commission income on the earthquake program for the year ended December 31, 2005, decreased $4,621 (9%) compared to 2004. Commission income on the earthquake program for the year ended December 31, 2004, increased $13,125 (33%) compared to 2003.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

                             Premium Finance Program
                             -----------------------
Premium finance charges and late fees earned from financing policies are as follows:

                                                   Year ended December 31
                                                   ----------------------
                                              2005         2004          2003
                                              ----         ----          ----
 Premium finance charges and fees earned    $758,325     $933,529      $952,543
 New loans                                     4,200        5,156         6,216

AAC provides premium financing for Crusader policies produced by Unifax in California. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service. Premium finance charges and fees earned decreased $175,204 (19%) in the year ended December 31, 2005, compared to 2004 due primarily to the fact that there were 956 (19%) fewer loans financed in the current year. Premium finance charges and fees earned decreased $19,014 (2%) in the year ended December 31, 2004, compared to 2003 due to the fact that there were 1,060 (17%) fewer loans financed in the current year offset by the 13% increase in the average premium financed as compared to 2003. During 2005, 32% of all Unifax policies were financed and 75% of those policies were financed by AAC. During 2004, 33% of all Unifax policies were financed and 74% of those policies were financed by AAC.

Investment Income and Net Realized Gains
----------------------------------------
Investment income and net realized gains are as follows:

                                                Year ended December 31
                                                ----------------------
                                        2005            2004           2003
                                        ----            ----           ----
 Average Invested Assets            $136,355,683    $125,331,342   $110,614,379

 Interest income
   Insurance company operations       $4,248,399      $4,204,573     $4,801,133
   Other operations                       68,828          38,250         47,010
                                       ---------       ---------      ---------
     Total investment income
      and realized gains              $4,317,227      $4,242,823     $4,848,143
                                       =========       =========      =========

 Yield on Average Invested Assets           3.17%           3.39%          4.38%

In the year ended December 31, 2005, while the Company's average invested assets (at amortized value) increased $11,024,341 (9%) compared to the year ended December 31, 2004, investment income earned increased $74,404 (2%) compared to the year ended December 31, 2004. The yield on average invested assets decreased to 3.17% in 2005 from 3.39% in 2004. The decrease in the yield on average invested assets is primarily the result of a decline in the average return on reinvested assets in the Company's investment portfolio. Also contributing to the decline in the yield on average invested assets is a shorter weighted average maturity of new and reinvested assets. Due to the current interest rate environment, management believes it prudent to purchase fixed maturity investments with shorter maturities, and therefore, the weighted average maturity of the Company's fixed maturity investments has decreased to 1.2 years as of December 31, 2005, from 1.4 years as of December 31, 2004. The Company's average invested assets increased in the year ending December 31, 2005, primarily as a result of increased cash flows from operations. The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $934,536 (1% of total investments) at December 31, 2005, compared to $970,343 (1% of total investments) at December 31, 2004.

In the year ended December 31, 2004, while the Company's average invested assets (at amortized value) increased $14,716,855 (13%) compared to the year ended December 31, 2003, investment income earned (excluding net realized gains) decreased $605,320 (12%) compared to the year ended December 31, 2003. The decrease in investment income is primarily the result of a decline in the average return on new and reinvested assets in the Company's investment portfolio. Also contributing to the decline in average return is a shorter weighted average maturity of new and reinvested assets. Due to the 2004 interest rate environment, management believed it was prudent to purchase fixed maturity investments with shorter maturities, and therefore, the weighted average maturity of the Company's fixed maturity investments has decreased to 1.4 years as of December 31, 2004, from 1.9 years as of December 31, 2003. In the year ended December 31, 2004, the Company's average yield on invested assets (at amortized value) was 3.39% compared to 4.38% at the year ended December 31, 2003. The Company's average invested assets increased in the year ending December 31, 2004, primarily as a result of increased cash flows from operations. The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $970,343 (1% of total investments) at December 31, 2004, compared to $2,029,891 (2% of total investments) at December 31, 2003.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2005, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                                       Weighted
Maturities by Calendar Year      Par Value      Amortized Cost     Market Value     Average Yield
---------------------------      ---------      --------------     ------------     -------------
December 31, 2006               $62,672,000       $62,721,805       $62,292,261         2.79%
December 31, 2007                63,875,000        63,801,855        63,520,607         4.13%
December 31, 2008                 2,410,000         2,467,891         2,489,677         5.45%
December 31, 2009                 7,000,000         7,136,877         7,246,755         5.27%
                                -----------       -----------       -----------
   Total                       $135,957,000      $136,128,428      $135,549,300         3.59%
                                ===========       ===========       ===========


The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                            (Amounts in Thousands)
                                                                              As of December 31
                                                                              -----------------
                                                          2005                       2004                      2003
                                                          ----                       ----                      ----
                                                  Amortized      Market      Amortized     Market      Amortized      Market
Type of Security                                     Cost         Value        Cost         Value        Cost         Value
----------------                                     ----         -----        ----         -----        ----         -----

Certificates of deposit                               $500          $500         $500        $500          $500         $500
U.S. treasury securities                           107,291       106,563       77,766      77,299        38,305       38,550
U.S. government sponsored enterprise securities      6,000         5,933       11,999      11,853        11,997       11,987
Industrial and miscellaneous taxable bonds          21,403        21,631       37,755      38,950        58,494       61,447
State and municipal tax-exempt bonds                   934           922          970         958         2,030        2,040
                                                   -------       -------      -------     -------       -------      -------
     Total fixed maturity investments              136,128       135,549      128,990     129,560       111,326      114,524
Short-term cash investments                          4,475         4,475        3,118       3,118         7,229        7,229
                                                   -------       -------      -------     -------       -------      -------
     Total investments                            $140,603      $140,024     $132,108    $132,678      $118,555     $121,753
                                                   =======       =======      =======     =======       =======      =======

The following table summarizes, for all fixed maturities in an unrealized loss position at December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss. No securities were sold at a loss during 2005, 2004 or 2003.

                      Amortized                            Gross
                        Cost            Fair Value     Unrealized Loss
                        ----            ----------     ---------------
0-6 months           $46,834,903       $46,585,392        $249,511
7-12 months           14,327,095        14,166,247         160,848
Over 12 months        50,421,376        49,989,695         431,681
                     -----------        -----------        -------
  Total             $111,583,374       $110,741,334       $842,040
                     ===========        ===========        =======

At December 31, 2005, the fixed maturity investments with a gross unrealized loss for a continuous periods of 0 to 6 months and 7 to 12 months, both consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, U.S. government sponsored enterprise securities, and pre-refunded municipal bonds. The unrealized loss is primarily due to rising interest rates.

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $842,040 at December 31, 2005, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The Company did not sell any fixed maturity investment in the years ended December 31, 2005 and 2004.

                               Operating Expenses
                               ------------------
POLICY ACQUISITION COSTS are as follows:
                                                  Year ended December 31
                                                  ----------------------
                                              2005         2004         2003
                                              ----         ----         ----
Policy acquisition costs                  $10,512,688   $10,319,186   $7,941,199
Ratio to net earned premium (GAAP ratio)       21%           21%          21%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The ratio of policy acquisition cost to net earned premium in 2005, 2004 and 2003 were comparable at 21%.

SALARIES AND EMPLOYEE BENEFITS are as follows:

                                                                       Year ended December 31
                                                                       ----------------------
                                                             2005               2004                2003
                                                             ----               ----                ----
Total salaries and employee benefits incurred             $9,401,757         $9,126,929          $8,777,582
Less: charged to losses and loss adjustment expenses      (1,387,198)        (1,335,778)         (1,137,090)
Less: capitalized to policy acquisition costs             (2,873,586)        (2,921,985)         (2,679,726)
                                                           ---------          ---------           ---------
Net amount charged to operating expenses                  $5,140,973         $4,869,166          $4,960,766
                                                           =========          =========           =========

Total salaries and employee benefits incurred for the year ended December 31, 2005, increased $274,828 (3%) compared to the year ended December 31, 2004. Factors that affected the 3% were general salary increases (less than 6%) and increases in employee benefits costs, offset by reduction in the number of employees.

Total salaries and employee benefits incurred for the year ended December 31, 2004, increased $349,347 (4%) compared to the year ended December 31, 2003.

COMMISSIONS TO AGENTS/BROKERS are as follows:
                                                   Year ended December 31
                                                   ----------------------
                                              2005         2004          2003
                                              ----         ----          ----
Commission to agents/brokers                $674,674     $934,452     $1,460,684

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health and life insurance program, the daily automobile rental insurance program, and the earthquake program. Commissions to agents and brokers decreased $259,778 (28%) for the year ended December 31, 2005, as compared to the year ended December 31, 2004. Commissions to agents and brokers decreased $526,232 (36%) for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The decreases in both years are primarily the result of a decrease in premiums written and the related decrease in the commission expense in the health and life insurance program.

OTHER OPERATING EXPENSES are as follows:
                                                  Year ended December 31
                                                  ----------------------
                                             2005          2004          2003
                                             ----          ----          ----
 Other operating expenses                 $2,874,025    $2,657,310    $2,897,886

Other Operating Expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. Operating expenses increased $216,715 (8%) for the year ended December 31, 2005, compared to the year ended December 31, 2004. Operating expenses decreased $240,576 (8%) for the year ended December 31, 2004, compared to the year ended December 31, 2003.

                                  Income Taxes
                                  ------------
Income tax expense for the year ended December 31, 2005, was $3,751,426 compared to an income tax expense of $2,990,958 for the year ended December 31, 2004. The effective combined income tax rates for 2005 and 2004 were 36% and 34%, respectively. The pre-tax income increased $1,793,972 for the year ended December 31, 2005, compared to the year ended December 31, 2004, which resulted in an increased income tax expense in 2005. The income tax expense for the year ended December 31, 2004, was $2,990,958 compared to an income tax expense of $1,080,721 for the year ended December 31, 2003. The effective combined income tax rates for 2004 and 2003 were 34% and 50%, respectively.

In the year ended December 31, 2003, the Company recognized an income tax expense of $287,000 resulting from an assessment for the years 1999 and 2000 from the California Franchise Tax Board. The assessment resulted from a court ruling in Ceridian vs. Franchise Tax Board that held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute was invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers that benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000. In September 2004, California enacted legislation (AB
263) that addresses many aspects of the tax treatment of insurance company owners, including holding companies such as Unico. The legislation provides for an election, applicable if made to all tax years ending after December 1, 1997, and before January 1, 2005, under which a dividend-received deduction of up to 80% of dividends paid by an insurer to a non-insurer parent is allowed. The Company made the election authorized by AB 263 and, therefore, has reversed 80% of the $287,000 income tax expense and 80% of the interest accrued thereon. In addition, as a result of AB 263, the Company is obligated to establish a state deferred tax liability which represents the Company's future state tax liability for all undistributed earnings of Crusader since January 1, 1993, in accordance with FASB 109.

Recently Issued Accounting Standards
------------------------------------
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance; the principles that the Company currently employs to account and report its employee stock option awards. On April 14, 2005, the Securities and Exchange Commission issued a Final Rule amending Regulation S-X to revise the date for compliance with SFAS No. 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R in January 2006. The Company does not believe that the adoption of SFAS No. 123R will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

FASB Staff Position (FSP) No. 115-I, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

There were no other accounting standards issued during 2005 that are expected to have a material impact on the Company's consolidated financial statements.

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

Management believes the Company's current critical accounting policies comprise the following:

                       Losses and Loss Adjustment Expenses
                       -----------------------------------
The preparation of the Company's financial statements requires judgments and estimates. The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No. 60 (SFAS No. 60), "Accounting and Reporting by Insurance Enterprises" and Statement of Financial Accounting Standards No. 5 (SFAS No. 5), "Accounting for Contingencies." Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

                                   Reinsurance
                                   -----------
The Company's receivable from reinsurers represents an estimate of the amount of our future loss payments that will be recoverable from the Company's reinsurers. These estimates are based upon our estimates of the ultimate losses that the Company expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of our losses, the estimates may vary significantly from the eventual outcome. The Company's estimate of the amounts receivable from reinsurers is regularly reviewed and updated by management as new data becomes available. The Company's assessment of the collectibility of the recorded amounts receivable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in then current operations. We evaluate each of our ceded reinsurance contracts at their inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2005, all such ceded contracts are accounted for as risk transfer reinsurance.

                                   Investments
                                   -----------
In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities.

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

On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, the Company's president, chairman and principal stockholder. As of April 29, 2005, the note was paid in full.

Forward Looking Statements
--------------------------
Certain statements contained herein, including the Sections entitled "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward looking. These statements, which may be identified by forward looking words or phrases such as "anticipate," "appears," "believe," "estimates," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include those described under Item 1 - "Business - Competition" and Item 1A - "Risk Factors"; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; the outcome of rate change filings with regulatory authorities; acceptance by insureds of rate changes; adequacy of rate changes; changes in Crusader's A.M. Best rating; regulatory changes or developments; the outcome of regulatory proceedings; unforeseen calamities; general market conditions; and the Company's ability to introduce new profitable products.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets at December 31, 2005 and 2004 consisted of the following:

                                                      2005              2004
                                                      ----              ----
Fixed maturity bonds (at amortized cost)          $135,628,428      $128,489,658
Short-term cash investments (at cost)                4,475,162         3,118,118
Certificates of deposit - over 1 year (at cost)        500,000           500,000
                                                   -----------       -----------
   Total invested assets                          $140,603,590      $132,107,776
                                                   ===========       ===========

The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than eight years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements is unrealized and no gains or losses are recognized in the consolidated statements of operations. Unrealized gains and losses are reported as separate components of stockholders' equity, net of any deferred tax effect. As of December 31, 2005, the Company's unrealized losses (net of unrealized gains) before income taxes on its fixed maturity bond portfolio were $579,128 compared to unrealized gains (net of unrealized losses) before income taxes of $569,957 as of December 31, 2004. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2005, would decrease by approximately $1,536,000. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold.

The Company's short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                        Number
                                                                        ------
Report of Independent Registered Public Accounting Firm                   34

Consolidated Balance Sheets as of December 31, 2005, and
  December 31, 2004                                                       35

Consolidated Statements of Operations for the years ended
  December 31, 2005, December 31, 2004, and December 31, 2003             36

Consolidated Statements of Comprehensive Income for the years
  ended December 31, 2005, December 31, 2004, and December 31, 2003       37

Consolidated Statements of Changes in Stockholders' Equity for the years
  ended December 31, 2005, December 31, 2004, and December 31, 2003       38

Consolidated Statements of Cash Flows for the years ended
 December 31, 2005, December 31, 2004, and December 31, 2003              39

Notes to Consolidated Financial Statements                                40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



The Board of Directors and Stockholders
Unico American Corporation


We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

                                    KPMG LLP

Los Angeles, California
March 23, 2006

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                             December 31         December 31
                                                                                                2005                2004
                                                                                                ----                ----
                                                           ASSETS
                                                           ------
Investments
   Available for sale:
     Fixed maturities, at market value (amortized cost:  December 31,
       2005  $136,128,428; December 31, 2004  $128,989,658)                                 $135,549,300        $129,559,615
   Short-term investments, at cost                                                             4,475,162           3,118,118
                                                                                             -----------         -----------
      Total Investments                                                                      140,024,462         132,677,733
Cash                                                                                              13,472              15,016
Accrued investment income                                                                      1,207,278           1,047,278
Premiums and notes receivable, net                                                             6,740,793           7,770,560
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    1,711,710              18,512
   Unpaid losses and loss adjustment expenses                                                 25,679,081          20,119,011
Deferred policy acquisition costs                                                              7,356,179           8,203,238
Property and equipment (net of accumulated depreciation)                                         824,504             278,404
Deferred income taxes                                                                          1,769,286           1,667,195
Other assets                                                                                     970,414             773,329
                                                                                             -----------         -----------
        Total Assets                                                                        $186,297,179        $172,570,276
                                                                                             ===========         ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------

LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                  $101,914,548         $87,469,000
Unearned premiums                                                                             31,212,433          35,656,393
Advance premium and premium deposits                                                             867,404           1,067,224
Income taxes payable                                                                                   -             227,551
Notes payable - related parties                                                                        -             500,000
Accrued expenses and other liabilities                                                         3,908,421           5,224,783
                                                                                             -----------         -----------
        Total Liabilities                                                                   $137,902,806        $130,144,951
                                                                                             -----------         -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares, issued and outstanding shares 5,496,315 at December 31, 2005, and 5,492,315
   at December 31, 2004                                                                       $2,720,487          $2,708,047
Accumulated other comprehensive income (loss)                                                   (382,224)            376,172
Retained earnings                                                                             46,056,110          39,341,106
                                                                                              ----------          ----------
        Total Stockholders' Equity                                                           $48,394,373         $42,425,325
                                                                                              ----------          ----------

        Total Liabilities and Stockholders' Equity                                          $186,297,179        $172,570,276
                                                                                             ===========         ===========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                          2005                   2004                 2003
                                                          ----                   ----                 ----
REVENUES
--------
Insurance Company Revenues
   Premium earned                                      $64,712,764            $67,890,808          $53,754,119
   Premium ceded                                        14,234,844             17,784,240           16,648,020
                                                        ----------             ----------           ----------
     Net premium earned                                 50,477,920             50,106,568           37,106,099
   Net investment income                                 4,248,399              4,204,573            4,801,133
   Other income                                            107,193                103,806               98,242
                                                        ----------             ----------           ----------
        Total Insurance Company Revenues                54,833,512             54,414,947           42,005,474

Other Revenues from Insurance Operations
     Gross commissions and fees                          5,508,031              6,503,880            8,109,392
     Investment income                                      68,828                 38,250               47,010
     Finance charges and fees earned                       758,325                933,529              952,543
     Other income                                           13,826                 12,704               16,020
                                                        ----------             ----------           ----------
          Total Revenues                                61,182,522             61,903,310           51,130,439
                                                        ----------             ----------           ----------

EXPENSES
--------
Losses and loss adjustment expenses                     31,513,732             34,450,738           31,720,533
Policy acquisition costs                                10,512,688             10,319,186            7,941,199
Salaries and employee benefits                           5,140,973              4,869,166            4,960,766
Commissions to agents/brokers                              674,674                934,452            1,460,684
Other operating expenses                                 2,874,025              2,657,310            2,897,886
                                                        ----------             ----------           ----------
         Total Expenses                                 50,716,092             53,230,852           48,981,068
                                                        ----------             ----------           ----------

Income Before Taxes                                     10,466,430              8,672,458            2,149,371
Income Tax                                               3,751,426              2,990,958            1,080,721
                                                         ---------              ---------            ---------
         Net Income                                     $6,715,004             $5,681,500           $1,068,650
                                                         =========              =========            =========


PER SHARE DATA:
--------------
Basic Shares Outstanding                                 5,495,948              5,490,346            5,489,604
Basic Earnings Per Share                                     $1.22                  $1.03                $0.19
Diluted Shares Outstanding                               5,612,426              5,581,295            5,533,112
Diluted Earnings Per Share                                   $1.20                  $1.02                $0.19



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,



                                                           2005            2004            2003
                                                           ----            ----            ----
Net income                                              $6,715,004      $5,681,500      $1,068,650
Other changes in comprehensive income, net of tax:
  Unrealized (losses) on securities classified as
   available-for-sale arising during the period           (758,396)     (1,734,807)     (1,006,783)
                                                         ---------       ---------       ---------
            Comprehensive Income                        $5,956,608      $3,946,693         $61,867
                                                         =========       =========          ======



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003




                                                                              Accumulated
                                                   Common Shares                 Other
                                            -------------------------        Comprehensive
                                            Issued and                           Income           Retained
                                            Outstanding        Amount           (Losses)          Earnings         Total
                                            -----------        ------            ------           --------         -----
Balance - December 31, 2002                   5,489,533      $2,700,272        $3,117,762       $32,590,956     $38,408,990

Shares canceled or adjusted                         282               -                 -                 -               -
Change in comprehensive income,
  net of deferred income tax                          -               -        (1,006,783)                -      (1,006,783)
Net income                                            -               -                 -         1,068,650       1,068,650
                                              ---------       ---------         ---------        ----------      ----------
Balance - December 31, 2003                   5,489,815      $2,700,272        $2,110,979       $33,659,606     $38,470,857

Net shares issued for exercise of
  stock options                                   2,500           7,775                 -                 -           7,775
Change in comprehensive income,
  net of deferred income tax                          -               -        (1,734,807)                -      (1,734,807)
Net income                                            -               -                 -         5,681,500       5,681,500
                                              ---------       ---------           -------        ----------      ----------
Balance - December 31, 2004                   5,492,315      $2,708,047          $376,172       $39,341,106     $42,425,325

Net shares issued for exercise of
  stock options                                   4,000          12,440                 -                 -          12,440
Change in comprehensive income,
  net of deferred income tax                          -               -          (758,396)                -        (758,396)
Net income                                            -               -                 -         6,715,004       6,715,004
                                              ---------       ---------           -------        ----------      ----------
Balance - December 31, 2005                   5,496,315      $2,720,487         $(382,224)      $46,056,110     $48,394,373
                                              =========       =========           =======        ==========      ==========


          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                                                   2005              2004             2003
                                                                                   ----              ----             ----
Cash flows from operating activities:
   Net income                                                                   $6,715,004        $5,681,500       $1,068,650
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                160,571            95,084           89,821
      Bond amortization, net                                                       109,840           251,318          317,389
   Changes in assets and liabilities
      Premium, notes and investment income receivable                              869,767           723,457       (1,371,053)
      Reinsurance recoverable                                                   (7,253,268)         (259,330)       4,235,194
      Deferred policy acquisition costs                                            847,059          (148,875)      (2,107,353)
      Other assets                                                                (197,085)          156,375          147,792
      Reserve for unpaid losses and loss adjustment expenses                    14,445,548         9,329,910        3,233,806
      Unearned premium reserve                                                  (4,443,960)          981,213       10,293,597
      Advance premium and premium deposits                                        (199,820)          (51,394)        (488,654)
      Accrued expenses and other liabilities                                    (1,316,362)       (1,750,505)      (1,658,188)
      Income taxes current/deferred                                                 61,048          (184,916)         215,558
      Federal income tax recoverable                                                     -                 -        1,548,827
                                                                                 ---------        ----------       ----------
         Net Cash Provided from Operations                                       9,798,342        14,823,837       15,525,386
                                                                                 ---------        ----------       ----------
Cash flows from investing activities:
   Purchase of fixed maturity investments                                      (59,444,701)      (51,447,350)     (55,234,166)
   Proceeds from maturity of fixed maturity investments                         52,196,090        33,530,817       37,228,000
   Proceeds from sale of fixed maturity investments                                      -                 -                -
   Net (increase) decrease in short-term investments                            (1,357,044)        4,112,347        1,807,719
   Additions to property and equipment                                            (706,671)          (50,398)         (58,717)
                                                                                 ---------        ----------       ----------
         Net Cash (Used) by Investing Activities                                (9,312,326)      (13,854,584)     (16,257,164)
                                                                                 ---------        ----------       ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                           12,440             7,775                -
   Proceeds from notes payable - related parties                                         -                 -        1,500,000
   Repayment of notes payable - related parties                                   (500,000)       (1,000,000)        (750,000)
                                                                                   -------         ---------          -------
         Net Cash Provided (Used) by Financing Activities                         (487,560)         (992,225)         750,000
                                                                                   -------           -------          -------

Net increase (decrease) in cash                                                     (1,544)          (22,972)          18,222

     Cash at beginning of year                                                      15,016            37,988           19,766
                                                                                    ------            ------           ------
        Cash at End of Year                                                        $13,472           $15,016          $37,988
                                                                                    ======            ======           ======

Supplemental cash flow information Cash paid during the period for:
         Interest                                                                   $6,330           $13,666         $124,788
         Income taxes                                                           $3,740,922        $3,383,876         $370,520



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Nature of Business
-----------------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and provides insurance premium financing and membership association services through its other subsidiaries. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
---------------------
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). As described in Note 14, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting that differs from GAAP.

Use of Estimates
----------------
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. While every effort is made to ensure the integrity of such estimates, actual results may differ.

Investments
-----------
All of the Company's fixed maturity investments are classified as available-for-sale and are stated at market value. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates market value. The unrealized gains or losses from fixed maturities are reported as "accumulated other comprehensive income
(loss)," which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses, if any, are included in the consolidated statements of operations based on the specific identification method.

The Company had unrealized investment losses, net of deferred taxes, of $382,224 as of December 31, 2005, and unrealized investment gains, net of deferred taxes, of $376,172 as of December 31, 2004.

Property and Equipment
----------------------
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight line methods over the estimated useful lives of the related assets.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fair Value of Financial Instruments
-----------------------------------
The Company has used the following methods and assumptions in estimating its fair value disclosures:

       o Investment Securities - Fair values for fixed maturity securities are obtained from a national quotation service. The fair values for equity securities are based on quoted market prices.

       o Cash and Short-Term Investments - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

       o Premiums and Notes Receivable - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restricted Funds
----------------
Restricted funds are as follows:
                                                   Year ended December 31
                                                   ----------------------
                                                  2005                2004
                                                  ----                ----
Premium trust funds (1)                         $265,668            $773,404
Cash deposited in lieu of bond (2)               200,000             752,659
Assigned to state agencies (3)                   700,000             700,000
                                               ---------           ---------
  Total restricted funds                      $1,165,668          $2,226,063
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

Segment Reporting
-----------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information", became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 90% of consolidated revenues in the year ended December 31, 2005, 88% of consolidated revenues in the year ended December 31, 2004, and 82% for the year ended December 31, 2003. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company's wholly owned subsidiary Crusader Insurance Company (Crusader), which as of December 31, 2005, was licensed as an admitted insurance carrier in the states of Arizona, California, Montana, Nevada, Oregon, and Washington. Crusader is a multiple-line property and casualty insurance company, which began transacting business on January 1, 1985. As of December 31, 2005, 97% of Crusader's business was commercial multiple peril insurance policies. Commercial multiple peril

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold or operation of the insured premises. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

                                               Year ended December 31
                                               ----------------------
                                         2005           2004           2003
                                         ----           ----           ----
Revenues
--------
Insurance company operation          $54,833,512    $54,414,947     $42,005,474
                                      ----------     ----------      ----------

Other insurance operations            22,847,069     26,380,789      26,684,721
Intersegment elimination (1)         (16,498,059)   (18,892,426)    (17,559,756)
                                      ----------     ----------       ---------
  Total other insurance operations     6,349,010      7,488,363       9,124,965
                                       ---------      ---------       ---------

   Total revenues                    $61,182,522    $61,903,310     $51,130,439
                                      ==========     ==========      ==========

Income (loss) before income taxes
---------------------------------
Insurance company operation           $9,615,682     $5,333,273     $(3,208,657)
Other insurance operations               850,748      3,339,185       5,358,028
                                      ----------      ---------       ---------
  Total income before income taxes   $10,466,430     $8,672,458      $2,149,371
                                      ==========      =========       =========

Assets
------
Insurance company operation         $166,911,366   $151,963,707    $138,247,845
Intersegment eliminations (2)         (2,180,548)    (2,285,589)     (2,302,224)
                                     -----------    -----------     -----------
  Total insurance company operation  164,730,818    149,678,118     135,945,621
Other insurance operations            21,566,361     22,892,158      25,548,074
                                      ----------    -----------     -----------
  Total assets                      $186,297,197   $172,570,276    $161,493,695
                                     ===========    ===========     ===========

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks
----------------------
In 2005 100% of Crusader's gross premium written was derived from California. In 2005 approximately 72% of the $1,628,062 commission and fee income from the Company's health and life insurance program was from CIGNA HealthCare medical and dental plan programs.

At December 31, 2005, the Company's reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $27,390,791 were as follows:

                                  A.M. Best        Amount
Name of Reinsurer                  Rating        Recoverable
-----------------                  ------        -----------
Platinum Reinsurance                  A          $13,163,454
Partners Reinsurance of the U.S.      A+           4,779,820
Hannover Ruckversicherungs AG         A            6,866,748
General Reinsurance Corporation       A++          1,725,709
QBE Reinsurance Corporation           A              855,060
                                                  ----------
     Total                                       $27,390,791
                                                  ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Compensation
------------------------
The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," and FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of SFAS 123, as amended. In December 2004, FASB Statement No. 123R (SFAS 123R) which revised SFAS 123 was issued and will be applicable for the Company in 2006 (see Note 15).

On December 30, 2005, the Company accelerated the vesting of all of its outstanding stock-based compensation awards granted under the Company's 1999 Omnibus Stock Plan. All accelerated options were "in the money." The number shares covered by the options accelerated totaled 67,500 of which 37,500 were originally scheduled to vest on January 1, 2006 and 30,000 were originally scheduled to vest on January 1, 2007. The Company accelerated vesting of the options in order to minimize the compensation costs associated with the adoption of SFAS 123R. All accelerated options were granted to long-term management employees who were not expected to leave the Company prior to the originally scheduled vesting date. The estimated compensation cost that will be excluded from future periods as a result of the acceleration of the vesting of the options is approximately $89,100.

Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                  Year ended December 31
                                                  ----------------------
                                               2005         2004         2003
                                               ----         ----         ----
Net income
  As reported                               $6,715,004   $5,681,500   $1,068,650

Deduct:
  Total stock-based employee compensation
   expense determined under fair value
   based method for all awards,
   net of related tax effects                        -       43,604       51,639

  Estimated stock-based employee compensation
  expense due to the acceleration of future
  stock options net of related tax effects      89,100            -            -
                                             ---------    ---------    ---------
      Pro forma                             $6,625,904   $5,637,896   $1,017,011
                                             =========    =========    =========

Income per share
  As reported                                    $1.22        $1.03        $0.19
  Pro forma                                      $1.21        $1.03        $0.19

Income per share - assuming dilution:
  As reported                                    $1.20        $1.02        $0.19
  Pro forma                                      $1.18        $1.01        $0.18

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Recently Issued Accounting Standards
------------------------------------
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance; the principles that the Company currently employs to account and report its employee stock option awards. On April 14, 2005, the Securities and Exchange Commission issued a Final Rule amending Regulation S-X to revise the date for compliance with SFAS No. 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R in January 2006. The Company does not believe that the adoption of SFAS No. 123R will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

FASB Staff Position (FSP) No. 115-I, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

There were no other accounting standards issued during 2005 that are expected to have a material impact on the Company's consolidated financial statements.


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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


number of rental cars is required to compute the actual premium due, but is not available until after the coverage month.


NOTE 3 - INVESTMENTS
--------------------
The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

                                                                                 Gross             Gross         Estimated
                                                             Amortized         Unrealized       Unrealized         Fair
                                                                Cost             Gains             Losses          Value
                                                                ----             -----             ------          -----
December 31, 2005
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                                       $500,000               -                 -           $500,000
  U.S. treasury securities                                   107,290,653               -          $727,741        106,562,912
  U.S. government sponsored enterprise securities              6,000,000               -            66,570          5,933,430
  State and municipal tax-exempt bonds                           934,536               -            12,551            921,985
  Industrial and miscellaneous taxable bonds                  21,403,239        $262,912            35,178         21,630,973
                                                             -----------         ------            -------        -----------
     Total fixed maturities                                 $136,128,428        $262,912          $842,040       $135,549,300
                                                             ===========         =======           =======        ===========

December 31, 2004
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                                       $500,000               -                 -           $500,000
  U.S. treasury securities                                    77,765,616         $47,620          $514,331         77,298,905
  U.S. government sponsored enterprise securities             11,998,772               -           145,712         11,853,060
  State and municipal tax-exempt bonds                           970,343               -            12,024            958,319
  Industrial and miscellaneous taxable bonds                  37,754,927       1,194,404                 -         38,949,331
                                                             -----------       ---------           -------        -----------
     Total fixed maturities                                 $128,989,658      $1,242,024          $672,067       $129,559,615
                                                             ===========       =========           =======        ===========

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

                                                                                          Year ended December 31
                                                                                          ----------------------
                                                                                  2005             2004               2003
                                                                                  ----             ----               ----
Gross unrealized appreciation of fixed maturities:                              $262,912        $1,242,024         $3,236,623
Gross unrealized (depreciation) of fixed maturities:                            (842,040)         (672,067)           (38,169)
                                                                                 -------           -------          ---------
Net unrealized appreciation (depreciation) on investments                       (579,128)          569,957          3,198,454
Deferred federal tax income (expense)                                            196,904          (193,785)        (1,087,475)
                                                                                 -------           -------          ---------
   Net unrealized appreciation (depreciation), net of deferred income taxes    $(382,224)         $376,172         $2,110,979
                                                                                 =======           =======          =========

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2005, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                                  Amortized          Estimated
                                                    Cost            Fair Value
                                                  ----------         ----------
Due in one year or less                          $62,721,805        $62,292,261
Due after one year through five years             73,406,623         73,257,039
Due after five years through ten years                     -                  -
                                                 -----------        -----------
   Total fixed maturities                       $136,128,428       $135,549,300
                                                 ===========        ===========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2005.

                      Amortized                                  Gross
                        Cost              Fair Value         Unrealized Loss
                        ----              ----------         ---------------
0-6 months           $46,834,903          $46,585,392           $249,511
7-12 months           14,327,095           14,166,247            160,848
Over 12 months        50,421,376           49,989,695            431,681
                     -----------          -----------            -------
  Total             $111,583,374         $110,741,334           $842,040
                     ===========          ===========            =======

At December 31, 2005, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, U.S. government sponsored enterprise securities, and pre-refunded municipal bonds. The unrealized loss is primarily due to rising interest rates. The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $842,040 at December 31, 2005, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The Company did not sell any fixed maturity investment in the years ended December 31, 2005 and 2004.

Short-term investments have an initial maturity of one year or less and consist of the following:

                                                       Year ended December 31
                                                       ----------------------
                                                        2005             2004
                                                        ----             ----

Certificates of deposit                               $100,000         $400,000
Cash deposited in lieu of bond*                        200,000          752,659
Commercial paper                                     1,830,000        1,005,000
Bank money market accounts                             182,673          803,949
U.S. government obligation money market fund         2,150,671          144,925
Bank savings accounts                                   11,818           11,585
                                                     ---------        ---------
   Total short-term investments                     $4,475,162       $3,118,118
                                                     =========        =========

*Deposits with superior courts to stay execution of judgment pending appeal of Crusader claims.

The Company manages its own investment portfolio. A summary of net investment and related income is as follows:

                                              Year ended December 31
                                              ----------------------
                                    2005               2004             2003
                                    ----               ----             ----

Fixed maturities                 $4,218,302         $4,200,190       $4,742,204
Short-term investments               98,925             42,633          105,939
                                  ---------          ---------        ---------
     Total investment income     $4,317,227         $4,242,823       $4,848,143
                                  =========           ========        =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
----------------------------------------------------------------
Property and equipment consist of the following:
                                                       Year ended December 31
                                                       ----------------------
                                                       2005              2004
                                                       ----              ----
Furniture, fixtures, computer, office,
  and transportation equipment                      $2,197,041        $1,599,077
Accumulated depreciation                             1,372,537         1,320,673
                                                     ---------         ---------
   Net property and equipment                         $824,504          $278,404
                                                       =======           =======


NOTE 5 - PREMIUMS, COMMISSIONS AND NOTES RECEIVABLE, NET
--------------------------------------------------------
Premiums, commissions and notes receivable, net are as follows:

                                                       Year ended December 31
                                                       ----------------------
                                                       2005               2004
                                                       ----               ----
Premiums and commission receivable                  $2,690,402        $2,947,130
Premium finance notes receivable                     4,057,137         4,843,060
                                                     ---------         ---------
   Total premiums and notes receivable               6,747,539         7,790,190
Less allowance for doubtful accounts                     6,746            19,630
                                                     ---------         ---------
   Net premiums and notes receivable                $6,740,793        $7,770,560
                                                     =========         =========

Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.

Bad debt expense for the year ended December 31, 2005, and the year ended December 31, 2004, were $8,927 and $29,402, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.


NOTE 6 - NOTES PAYABLE - RELATED PARTIES
----------------------------------------
Notes payable - related parties consist of the following:

                                                       Year ended December 31
                                                       ----------------------
                                                       2005              2004
                                                       ----              ----
Note payable - Erwin Cheldin                                 -         $500,000
                                                                        -------
   Notes payable - related parties                           -         $500,000
                                                                        =======

In 2003, Unico made capital contributions totaling $3,000,000 to its Crusader subsidiary. The contributions were made to ensure that Crusader's capital remained above $25,000,000. The funding of Unico's capital contribution to Crusader was derived from available cash from the Company's other operations and the proceeds of two notes. On September 29, 2003, the Company borrowed $1,000,000 from Erwin Cheldin, a director and the Company's principal shareholder, president and chief executive officer, and $500,000 from The Cary and Danielle Cheldin Family Trust. Cary L. Cheldin is a director and the Company's executive vice president. As of December 31, 2004, the Company repaid the note from The Cary and Danielle Cheldin Family Trust in full and repaid $500,000 of the Erwin Cheldin note. On April 29, 2005, the note to Erwin Cheldin was paid in full.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------------
The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                               Year ended December 31
                                                                               ----------------------
                                                                      2005              2004               2003
                                                                      ----              ----               ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                        $67,349,989       $58,883,861        $53,596,945
                                                                    ----------        ----------         ----------

Incurred losses and loss adjustment expenses
   Provision for insured events of current year                     35,338,196        35,286,172         28,968,948
   Increase (decrease) in provision for events of prior years       (3,824,464)         (835,434)         2,751,585
                                                                    ----------        ----------         ----------
       Total losses and loss adjustment expenses                    31,513,732        34,450,738         31,720,533
                                                                    ----------        ----------         ----------

Payments
   Losses and loss adjustment expenses attributable to
     insured events of the current year                              8,001,808         7,438,331          5,106,929
   Losses and loss adjustment expenses attributable to
     insured events of prior years                                  14,626,446        18,546,279         21,326,688
                                                                    ----------        ----------         ----------
       Total payments                                               22,628,254        25,984,610         26,433,617
                                                                    ----------        ----------         ----------

Reserve for unpaid losses and loss adjustment expenses
  at end of year - net of reinsurance                               76,235,467        67,349,989         58,883,861
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses at end of year                                25,679,081        20,119,011         19,255,229
                                                                    ----------        ----------         ----------
Reserve for unpaid losses and loss adjustment expenses at
  end of year per balance sheet, gross of reinsurance*            $101,914,548       $87,469,000        $78,139,090
                                                                   ===========        ==========         ==========

* In accordance with Financial Accounting Standards Board Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the balance sheet.

Loss and loss adjustment expense reserves by line of business before reinsurance are as follows:

                                                                 Year ended December 31
                                                                 ----------------------
Line of Business                         2005                             2004                             2003
----------------                  ------------------                -----------------                -------------------
  CMP                            $98,758,298    96.9%              $83,677,560   95.7%              $73,708,553     94.3%
  Other Liability                  2,967,804     2.9%                3,592,719    4.1%                4,279,021      5.5%
  Other                              188,446     0.2%                  198,721    0.2%                  151,516      0.2%
                                 -----------   -----                ----------  -----                ----------    -----
     Total                      $101,914,548   100.0%              $87,469,000  100.0%              $78,139,090    100.0%
                                 ===========   ======               ==========  =====                ==========    =====

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

Losses and loss adjustment expenses were $31,513,732 or 62% of net premium earned for the year ended December 31, 2005, compared to $34,450,738 or 69% of net premium earned for the year ended December 31, 2004, and compared to $31,720,533 or 85% of net premium earned for the year ended December 31, 2003. Incurred losses of prior years were $3,824,464 (favorable development) for the year ended December 31, 2004,

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


compared to incurred losses of prior years of $835,434 (favorable development) for the year ended December 31, 2004, and incurred losses of prior years of $2,751,585 (adverse development) for the year ended December 31, 2003.


NOTE 8 - DEFERRED POLICY ACQUISITION COSTS
------------------------------------------
The following table provides an analysis of the roll forward of Crusader's deferred policy acquisition costs:

                                                                        Year ended December 31
                                                                        ----------------------
                                                                2005             2004              2003
                                                                ----             ----              ----
Deferred policy acquisition costs at beginning of year       $8,203,238        $8,054,363        $5,947,010
Policy acquisition costs incurred during year                 9,665,629        10,468,061        10,048,552
Policy acquisition costs amortized during year              (10,512,688)      (10,319,186)       (7,941,199)
                                                              ---------        ----------         ---------
   Deferred policy acquisition costs at end of year          $7,356,179        $8,203,238        $8,054,363
                                                              =========         =========         =========

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

The 8% decrease in policy acquisition incurred during the year ended December 31, 2005, is a direct result of the 5% decrease in direct earned premium during the year ended December 31, 2005, compared to the year ended December 31, 2004.

The 30% increase in policy acquisition amortized during the year ended December 31, 2004, is a direct result of the 26% increase in direct earned premium during the year ended December 31, 2004, compared to the year ended December 31, 2003.


NOTE 9 - LEASE COMMITMENT TO RELATED PARTY
------------------------------------------
The lease commitment provides for the following minimum annual rental commitments:

   Year ending
   December 31, 2006                                           1,025,952
   December 31, 2007 (through March 31, 2007)                    256,488
                                                               ---------
        Total minimum payments                                $1,282,440
                                                               =========

The Company presently occupies a 46,000 square foot building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2007. The total rent expense under this lease agreement was $1,025,952 for the year ended December 31, 2005; $1,025,952 for the year ended December 31, 2004; and $1,025,952 for the year ended December 31, 2003.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - ACCRUED EXPENSES AND OTHER LIABILITIES
------------------------------------------------
 Accrued expenses and other liabilities consist of the following:

                                                       Year ended December 31
                                                       ----------------------
                                                       2005              2004
                                                       ----              ----

   Premium payable                                  $2,494,285        $3,394,181
   Unearned claim administration income                 30,000           100,000
   Profit sharing contributions                        645,000           636,186
   Accrued salaries                                    333,354           331,054
   Commission payable                                  210,451           333,525
   Other                                               195,331           429,837
                                                     ---------         ---------
      Total accrued expenses and other liabilities  $3,908,421        $5,224,783
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


NOTE 12 - REINSURANCE
---------------------
A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written by it to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations.

Crusader's primary excess of loss reinsurance agreements are as follows:

Loss                                                                                 Annual Aggregate
Year       Reinsurer Company(s)                             Rating       Retention       Deductible
----       -----------------------------------------        ------       ---------       ----------
2005       Platinum Underwriters Reinsurance, Inc. &           A
           Hannover Ruckversicherungs AG                       A         $300,000        $500,000
----       -----------------------------------------        ------        -------         -------
2004       Platinum Underwriters Reinsurance, Inc. &           A
           Hannover Ruckversicherungs AG                       A         $250,000        $500,000
----       -----------------------------------------        ------        -------         -------
2003       Platinum Underwriters Reinsurance, Inc. &           A
           Hannover Ruckversicherungs AG &                     A
           QBE Reinsurance Corporation                         A         $250,000        $500,000
----       -----------------------------------------        ------        -------         -------
2002       Partner Reinsurance Company of the U.S.             A+        $250,000        $675,000
----       -----------------------------------------        ------        -------         -------
2001       Partner Reinsurance Company of the U.S.             A+        $250,000        $500,000
----       -----------------------------------------        ------        -------         -------
2000       Partner Reinsurance Company of the U.S.             A+        $250,000        $500,000
----        ----------------------------------------        ------        -------         -------
1999       General Reinsurance Corporation                     A++       $250,000        $750,000
----       -----------------------------------------        ------        -------         -------
1998       General Reinsurance Corporation                     A++       $250,000        $750,000
----       -----------------------------------------        ------        -------         -------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Prior to January 1, 1998, National Reinsurance Corporation (acquired by General Reinsurance Corporation in 1996) charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis and replaced by a flat rated treaty on January 1, 1998. In 2005, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of
$1,000,000), and 30% in its property and casualty clash treaties. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. Crusader also has catastrophe reinsurance from various highly rated California admitted and Bermuda reinsurance companies. These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company has no reinsurance recoverable balances in dispute.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2005. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period and within 90 days after the end of each 12 month period thereafter until all losses subject the to agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2005, no contingent commission has been accrued. The 2005 1st layer primary excess of loss treaty does not provide for a contingent commission.

On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader, which includes a reimbursement of the cost of acquiring the portion of the premium, which is ceded. Ceding commission was $4,647,748 in 2005, $6,031,987 in 2004, and $5,429,330 in 2003. Crusader does not currently assume any reinsurance. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                                                        Year ended December 31
                                                                        ----------------------
                                                             2005                2004                2003
                                                             ----                ----                ----
Premiums written:
   Direct business                                        $60,268,784         $68,872,021         $64,047,717
   Reinsurance assumed                                              -                   -                   -
   Reinsurance ceded                                      (14,238,077)        (17,782,448)        (16,627,560)
                                                           ----------          ----------          ----------
      Net premiums written                                $46,030,707         $51,089,573         $47,420,157
                                                           ==========          ==========          ==========

Premiums earned:
   Direct business                                        $64,712,764         $67,890,808         $53,754,119
   Reinsurance assumed                                              -                   -                   -
   Reinsurance ceded                                      (14,234,844)        (17,784,240)        (16,648,020)
                                                           ----------          ----------          ----------
      Net premiums earned                                 $50,477,920         $50,106,568         $37,106,099
                                                           ==========          ==========          ==========

Incurred losses and loss adjustment expenses:
   Direct                                                 $43,901,853         $40,436,295         $39,036,895
   Assumed                                                       -                   -                   -
   Ceded                                                  (12,388,121)         (5,985,557)         (7,316,362)
                                                           ----------          ----------          ----------
      Net incurred losses and loss adjustment expenses    $31,513,732         $34,450,738         $31,720,533
                                                           ==========          ==========          ==========

Reinsurance ceded premium as a percentage of direct earned premium was 22% in 2005, 26% in 2004 and 31% in 2003. The decrease in the ratio is primarily the result of rate decreases by the Company's reinsurers due to the Company's improving ceded loss experience.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - RETIREMENT PLANS
--------------------------
Profit Sharing Plan
-------------------
During the fiscal year ended March 31, 1986, the Company adopted the Unico American Corporation Profit Sharing Plan. Company employees who are at least 21 years of age and have been employed by the Company for at least two years are participants in such Plan. Pursuant to the terms of such Plan, the Company annually contributes for the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. Participants must be employed by the Company on the last day of the plan year to be eligible for contribution. Participants are entitled to receive distribution of benefits under the Plan upon retirement, termination of employment, death or disability.

Money Purchase Plan
-------------------
During the year ended December 31, 1999, the Company adopted the Unico American Corporation Money Purchase Plan. This plan covers the present executive officers of the Company. Pursuant to the terms of such Plan, the Company annually contributes for the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. However, amounts contributed to the Unico American Corporation Profit Sharing Plan will be considered first in determining the actual amount available under the Internal Revenue Service maximum contribution limits. Participants must be employed by the Company on the last day of the plan year to be eligible for contribution. Participants are entitled to receive distribution of benefits under the Plan upon retirement, termination of employment, death or disability.

Retirement plans expense was as follows:

   Year ended December 31, 2005          $867,532
   Year ended December 31, 2004          $759,482
   Year ended December 31, 2003          $674,977


NOTE 14 - STATUTORY CAPITAL AND SURPLUS
---------------------------------------
Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory). Statutory accounting practices differ in certain respects from GAAP. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or market value, depending on the quality of the security as specified by the NAIC; (c) equity securities are valued by the NAIC as required by Statutory Accounting Principles; d) non-admitted assets are charged directly against surplus; (e) loss reserves and unearned premium reserves are stated net of reinsurance; and (f) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed 10% of statutory surplus; changes in deferred taxes are recorded directly to surplus as regards policyholders. Additionally, the cash flow presentation is not consistent with U.S. generally accepted accounting principles and reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting.

Crusader Insurance Company statutory capital and surplus are as follows:

   As of December 31, 2005                    $36,586,441
   As of December 31, 2004                    $29,436,343

Crusader Insurance Company statutory net income (loss) is as follows:

   Year ended December 31, 2005                $6,817,451
   Year ended December 31, 2004                $3,343,859
   Year ended December 31, 2003               $(3,106,103)

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The insurance department also conducts periodic financial examinations of Crusader. The insurance department has completed its financial examination of Crusader's December 31, 2004, statutory financial statements. A preliminary report on the examination was issued by the department of insurance on January 13, 2006. No significant issues were reported in the preliminary report.

The Company believes that Crusader's statutory capital and surplus were sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. There were no dividends paid by Crusader to Unico in 2005, 2004, or in 2003. Based on Crusader's statutory surplus as regards policyholders as of December 31, 2005, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2006 is $3,658,644.

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2005, was 400% of authorized control level risk-based capital.

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

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement is performed to confirm that an insurer's situation calls for increased or closer regulatory attention. In 2005, the Company was not outside the usual values on any of the twelve IRIS ratio tests.


NOTE 15 - STOCK PLANS
---------------------
The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options of which 40,000 were terminated and 95,000 were outstanding and exercisable as of December 31, 2005. These options expire 10 years from the date of the grant.

On December 18, 2002, the Company granted 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. On December 30, 2005, the Company accelerated the vesting of 37,500 options that were originally schedule to vest on January 1, 2006, and 30,000 options that were originally schedule to vest on January 1, 2007 (see Note 1). As of December 31, 2005, 173,000 of those options were outstanding and exercisable,

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6,500 options had been exercised and 2,500 options had been terminated. These options expire 10 years from the date of the grant.

The changes in the number of common shares under option are summarized as follows:

                                                              Weighted Average
                                                Options        Exercise Price
                                                -------        --------------
   Outstanding at December 31, 2002             287,000            $5.356
      Options granted                                 -                 -
      Options exercised                               -                 -
      Options terminated                        (10,000)            9.250
                                                -------
   Outstanding at December 31, 2003             277,000             5.216
      Options granted                                 -                 -
      Options exercised                          (2,500)            3.110
      Options terminated                         (2,500)            3.110
                                                -------
   Outstanding at December 31, 2004             272,000             5.254
      Options granted                                 -                 -
      Options exercised                          (4,000)            3.110
      Options terminated                              -                 -
                                                -------
   Outstanding at December 31, 2005             268,000            $5.286
                                                =======

Options exercisable were 268,000 at December 31, 2005, at a weighted average exercise price of $5.286; 149,500 at December 31, 2004, at a weighted average exercise price of $7.01; 95,000 at December 31, 2003, at a weighted average exercise price of $9.25.

The following table summarizes information regarding the stock options outstanding at December 31, 2005:

                              Weighted           Weighted                               Weighted
                              Average             Average                                Average
              Number of       Remaining        Exercise Price        Number of       Exercise Price
 Exercise      Options     Contractual Life    of Outstanding         Options        of Exercisable
  Price      Outstanding       (Years)            Options           Exercisable          Options
  -----      -----------        -----             -------           -----------          -------
  $9.25         95,000           3.65               9.25               95,000              $9.25
  $3.11        173,000           6.96               3.11              173,000              $3.11


NOTE 16 - TAXES ON INCOME
-------------------------
The provision for taxes on income consists of the following:

                                              Year ended December 31
                                              ----------------------
                                     2005             2004              2003
                                     ----             ----              ----
Current provision:
   Federal                        $3,319,904       $2,947,668          $703,663
   State                             142,923           64,400           572,822
                                   ---------         ---------        ---------
      Total federal and state      3,462,827        3,012,068         1,276,485
   Deferred                          288,599          (21,110)         (195,764)
                                   ---------        ---------         ---------
      Provision for taxes         $3,751,426       $2,990,958        $1,080,721
                                   =========        =========         =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the table below:

                                                           Year ended December 31
                                                           ----------------------
                                                    2005            2004             2003
                                                    ----            ----             ----

Computed income tax expense                      $3,558,586      $2,948,636        $730,786
   Tax effect of:
      State tax, net of federal tax benefit         272,789          65,237         370,784
      Tax exempt income                              (4,166)        (10,612)        (34,071)
      Other                                         (75,783)        (12,303)         13,222
                                                  ---------       ---------       ---------
         Income tax per financial statements     $3,751,426      $2,990,958      $1,080,721
                                                  =========       =========       =========

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                         Year ended December 31
                                                         ----------------------
                                                           2005          2004
                                                           ----          ----
Deferred tax assets:
   Discount on loss reserves                            $2,270,225    $2,368,238
   Unearned premiums                                     2,116,186     2,418,595
   Unrealized loss on investments                          196,904             -
   State income tax deductible in future periods           145,270       152,306
   Other                                                   112,072       104,644
                                                         ---------     ---------
      Total deferred tax assets                         $4,840,657    $5,043,783
                                                         ---------     ---------

Deferred tax liabilities:
   Deferred acquisition costs                           $2,501,101    $2,789,102
   Unrealized gain on investments                                -       193,785
   State tax on undistributed insurance company earnings   283,663       157,249
   Tax depreciation in excess of book depreciation         112,758        66,913
   Other                                                   173,849       169,539
                                                         ---------     ---------
      Total deferred tax liabilities                    $3,071,371    $3,376,588
                                                         ---------     ---------

      Net deferred tax assets                           $1,769,286    $1,667,195
                                                         =========     =========

Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company and its wholly owned subsidiaries file consolidated federal and combined California income tax returns. Pursuant to the tax allocation agreement, Crusader and American Acceptance Corporation are allocated taxes or (in the case of losses) tax credits at current corporate rates based on their own taxable income or loss.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.


NOTE 17 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the year ended December 31, 2005, the Company did not purchase any shares of the Company's common stock. As of December 31, 2005, the Company had purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - EARNINGS PER SHARE
----------------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                                  Year ended December 31
                                                                  ----------------------
                                                       2005               2004               2003
                                                       ----               ----               ----
Basic Earnings Per Share
------------------------
 Net income numerator                               $6,715,004         $5,681,500         $1,068,650
                                                     =========          =========          =========
 Weighted average shares outstanding denominator     5,495,948          5,490,346          5,489,604
                                                     =========          =========          =========

 Per share amount                                        $1.22              $1.03              $0.19

Diluted Earnings Per Share
--------------------------
 Net income numerator                               $6,715,004         $5,681,500         $1,068,650
                                                     =========          =========          =========

 Weighted average shares outstanding                 5,495,948          5,490,346          5,489,604
 Effect of diluted securities                          116,478             90,949             43,508
                                                     ---------          ---------          ---------
 Diluted shares outstanding denominator              5,612,426          5,581,295          5,533,112
                                                     =========          =========          =========

 Per share amount                                        $1.20              $1.02              $0.19


NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 2005 and 2004 is set forth below:

                                                  Comparable Period by Quarter Ended
                                                  ----------------------------------
                                 March 31            June 30         September 30        December 31
                                 --------            -------         ------------        -----------
Calendar Year 2005
------------------
Total revenues                 $15,481,114         $15,662,323        $15,204,435        $14,834,650
Income before taxes              2,356,327           2,643,991          2,585,017          2,881,095
Net income                       1,505,180           1,693,313          1,661,458          1,855,053
Earnings per share: Basic            $0.27               $0.31              $0.30              $0.34
                    Diluted          $0.27               $0.30              $0.30              $0.33

Calendar Year 2004
------------------
Total revenues                 $15,680,191         $15,243,414        $15,477,954        $15,501,751
Income before taxes              1,968,444           1,945,412          2,119,372          2,639,230
Net income                       1,257,997           1,233,390          1,426,213          1,763,900
Earnings per share: Basic            $0.23               $0.22              $0.26              $0.32
                    Diluted          $0.23               $0.22              $0.26              $0.32

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------
None


Item 9A.  Controls and Procedures
---------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

                                     PART IV
                                     -------

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------
(a)  Financial Statements, Schedules and Exhibits:

1. Financial statements:

       The consolidated financial statements for the fiscal year ended December 31, 2005, are contained herein as listed in the index to consolidated financial statements on page 34.

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

   10.1 Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985.)*

   10.2 The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)

   10.3 The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

   10.4 1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*

   21 Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)

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

         * Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2006
                                                      UNICO AMERICAN CORPORATION


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

Signature                                Title                       Date
---------                                -----                       ----

/s/ Erwin Cheldin                Chairman of the Board,           March 28, 2006
-----------------                President and Chief
    Erwin Cheldin                Executive Officer,
                                 (Principal Executive Officer)


/s/ Lester A. Aaron              Treasurer, Chief Financial       March 28, 2006
    ---------------              Office and Director
    Lester A. Aaron              (Principal Accounting and
                                 Principal Financial Officer)


/s/ Cary L. Cheldin              Executive Vice President         March 28, 2006
    ---------------              and Director
    Cary L. Cheldin


/s/ George C. Gilpatrick         Vice President, Secretary        March 28, 2006
    --------------------         and Director
    George C. Gilpatrick


/s/ David A. Lewis               Director                         March 28, 2006
    --------------
    David A. Lewis


/s/ Warren D. Orloff             Director                         March 28, 2006
    --------------------
    Warren D. Orloff


/s/ Donald B. Urfrig             Director                         March 28, 2006
--------------------
    Donald B. Urfrig

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors and Stockholders
Unico American Corporation:

Under date of March 23, 2006, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the 2005 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    KPMG LLP


Los Angeles, California
March 23, 2006

 SCHEDULE II

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY


                                                       December 31   December 31
                                                          2005          2004
                                                          ----          ----
                                     ASSETS
                                     ------

Investments
 Short-term investments                                    $9,358         $9,147
                                                            -----          -----
     Total Investments                                      9,358          9,147
Cash                                                        7,017          8,317
Accrued investment and other income                        12,902          6,000
Investments in subsidiaries                            67,740,804     61,038,810
Property and equipment (net of accumulated depreciation)  824,504        278,404
Other assets                                              470,442        456,787
                                                       ----------     ----------
     Total Assets                                     $69,065,027    $61,797,465
                                                       ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
-----------
Accrued expenses and other liabilities                   $156,352       $149,797
Payables to subsidiaries (net of receivables) (1)      20,514,302     18,494,793
Income taxes payable                                            -        227,550
Notes Payable - related parties                                 -        500,000
                                                       ----------     ----------

     Total Liabilities                                $20,670,654    $19,372,140
                                                       ----------     ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                           $2,720,487     $2,708,047
Net unrealized investment gains (losses)                 (382,224)       376,172
Retained earnings                                      46,056,110     39,341,106
                                                       ----------     ----------
     Total Stockholders' Equity                       $48,394,373    $42,425,325
                                                       ----------     ----------

     Total Liabilities and Stockholders' Equity       $69,065,027    $61,797,465
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
                        FOR THE YEARS ENDED DECEMBER 31,

                                                2005          2004        2003
                                                ----          ----        ----

REVENUES
--------
Net investment income                           $6,120       $9,293       $9,315
Other income                                    13,820       11,981       15,974
                                                ------       ------       ------
     Total Revenue                              19,940       21,274       25,289

EXPENSES
--------
General and administrative expenses              6,930        9,257       18,670
                                                 -----        -----       ------
Income before equity in net income of
 of subsidiaries                                13,010       12,017        6,619
Equity in net income of subsidiaries         6,701,994    5,669,483    1,062,031
                                             ---------    ---------    ---------
     Net Income                             $6,715,004   $5,681,500   $1,068,650
                                             =========    =========    =========

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends from American Acceptance Corporation of $500,000 in the year ended December 31, 2005, and $200,000 in the year ended December 31, 2004.


The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31

                                                                             2005               2004               2003
                                                                             ----               ----               ----

Cash flows from operating activities: Cash flows from operating activities:
   Net income                                                              $6,715,004         $5,681,500         $1,068,650

   Adjustments to reconcile net income to net cash
    from operations
      Undistributed equity in net (income) of subsidiaries                 (6,701,994)        (5,669,483)        (1,062,031)
      Depreciation and amortization                                           160,571             95,084             89,821
      Accrued expenses and other liabilities                                    6,555           (138,543)           (44,338)
      Accrued investment and other income                                      (6,902)             6,000             (6,000)
      Income taxes receivable (payable)                                      (227,550)                 -          1,548,427
      Other assets                                                            (13,655)          (298,227)           (20,963)
                                                                               ------            -------          ---------
         Net cash provided (used) from operations                             (67,971)          (323,669)         1,573,566
                                                                               ------            -------          ---------

Cash flows from investing activities
   (Increase) in short-term investments                                          (211)               (50)               (35)
   Additions to property and equipment                                       (706,671)           (50,398)           (58,717)
                                                                              -------             ------            -------
         Net cash (used) by investing activities                             (706,882)           (50,448)           (58,752)
                                                                              -------             ------             ------

Cash flows from financing activities
   Proceeds from issuance of common stock                                      12,440              7,775                  -
   Proceeds from notes payable - related parties                                    -                  -          1,500,000
   Repayment of notes payable - related parties                              (500,000)        (1,000,000)          (750,000)
   Net change in payables and receivables from subsidiaries                 1,261,113          1,357,540         (2,256,145)
                                                                            ---------          ---------          ---------
         Net cash provided (used) by financing activities                     773,553            365,315         (1,506,145)
                                                                              -------            -------          ---------

Net increase (decrease) in cash                                                (1,300)            (8,802)             8,669

Cash at beginning of year                                                       8,317             17,119              8,450
                                                                                -----             ------            -------

Cash at end of year                                                            $7,017             $8,317            $17,119
                                                                                =====              =====             ======

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE III

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                 Future
                                Benefits,                                          Benefits,   Amortization
                   Deferred      Losses,                                            Claims,    of Deferred
                    Policy      and Loss                                 Net       Losses and    Policy        Other        Net
                  Acquisition  Adjustment     Unearned      Premium   Investment   Settlement  Acquisition   Operating    Premium
                     Cost       Expenses      Premiums      Revenue     Income      Expenses      Costs        Costs      Written
                     ----       --------      --------      -------     ------      --------      -----        -----      -------
Year Ended
December 31, 2005
Property &
Casualty           $7,356,179  $101,914,548  $31,212,433  $50,477,920  $4,248,399  $31,513,732  $10,512,688  $2,402,397  $46,030,707

Year Ended
December 31, 2004
Property &
Casualty           $8,203,238   $87,469,000  $35,656,393  $50,106,568  $4,204,573  $34,450,738  $10,319,186  $1,746,815  $51,089,573

Year Ended
December 31, 2003
Property &
Casualty           $8,054,363   $78,139,090  $34,675,180  $37,106,099  $4,801,133  $31,720,533   $7,941,199  $2,418,935  $47,420,157

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

   10.1 Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985.)*

   10.2 The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)

   10.3 The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

   10.4 1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*

   21 Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)

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



           * Indicates management contract or compensatory plan or arrangement.