Form 10-Q
period 2006-03-31
UNICO AMERICAN CORP
filed 2006-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2006 or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerator filer and large accelerator in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer  X
                       ---                    ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
    ---     ---

                                    5,582,065
         Number of shares of common stock outstanding as of May 11, 2006

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            March 31            December 31
                                                                                              2006                  2005
                                                                                              ----                  ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:
        March 31, 2006 $139,029,188; December 31, 2005 $136,128,428)                      $138,088,391          $135,549,300
   Short-term investments, at cost                                                           4,578,317             4,475,162
                                                                                           -----------           -----------
       Total Investments                                                                   142,666,708           140,024,462
Cash                                                                                           112,475                13,472
Accrued investment income                                                                    1,148,308             1,207,278
Premiums and notes receivable, net                                                           6,353,636             6,740,793
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    906,609             1,711,710
   Unpaid losses and loss adjustment expenses                                               25,671,758            25,679,081
Deferred policy acquisition costs                                                            6,928,590             7,356,179
Property and equipment (net of accumulated depreciation)                                       798,087               824,504
Deferred income taxes                                                                        1,802,259             1,769,286
Other assets                                                                                   626,869               970,414
                                                                                           -----------           -----------
       Total Assets                                                                       $187,015,299          $186,297,179
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                $101,742,757          $101,914,548
Unearned premiums                                                                           29,134,005            31,212,433
Advance premium and premium deposits                                                           783,572               867,404
Income taxes payable                                                                           874,454                     -
Accrued expenses and other liabilities                                                       4,357,207             3,908,421
                                                                                           -----------           -----------
       Total Liabilities                                                                  $136,891,995          $137,902,806
                                                                                           -----------           ===========

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding shares 5,522,065 at March 31, 2006, and 5,496,315 at
   December 31, 2005                                                                        $2,800,570            $2,720,487
Accumulated other comprehensive (loss)                                                        (620,926)             (382,224)
Retained earnings                                                                           47,943,660            46,056,110
                                                                                            ----------            ----------
       Total Stockholders' Equity                                                          $50,123,304           $48,394,373
                                                                                            ----------            ----------

       Total Liabilities and Stockholders' Equity                                         $187,015,299          $186,297,179
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                              March 31
                                                              --------
                                                       2006             2005
                                                       ----             ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                                 $14,844,899      $16,675,645
     Premium ceded                                    3,630,589        3,849,687
                                                     ----------       ----------
          Net premium earned                         11,214,310       12,825,958
     Net investment income                            1,333,663        1,035,847
     Other income                                        27,531           25,824
                                                     ----------       ----------
          Total Insurance Company Revenues           12,575,504       13,887,629

Other Revenues from Insurance Operations
     Gross commissions and fees                       1,299,706        1,373,325
     Investment income                                   21,253           13,421
     Finance charges and fees earned                    173,012          203,042
     Other income                                         4,200            3,697
                                                     ----------       ----------
          Total Revenues                             14,073,675       15,481,114
                                                     ----------       ----------

EXPENSES
--------
Losses and loss adjustment expenses                   6,518,454        8,372,112
Policy acquisition costs                              2,450,848        2,605,672
Salaries and employee benefits                        1,284,891        1,287,357
Commissions to agents/brokers                           157,693          185,040
Other operating expenses                                747,646          674,606
                                                     ----------       ----------
     Total Expenses                                  11,159,532       13,124,787
                                                     ----------       ----------

Income Before Taxes                                   2,914,143        2,356,327
Income Tax Provision                                  1,026,593          851,147
                                                      ---------        ---------
     Net Income                                      $1,887,550       $1,505,180
                                                      =========        =========



PER SHARE DATA
--------------
Basic Shares Outstanding                              5,505,663        5,494,847
Basic Earnings Per Share                                  $0.34            $0.27

Diluted Shares Outstanding                            5,625,523        5,615,644
Diluted Earnings Per Share                                $0.34            $0.27


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31
                                                               --------
                                                         2006           2005
                                                         ----           ----

Net Income                                            $1,887,550     $1,505,180
Other changes in comprehensive income, net of tax:
  Unrealized gains (losses) on securities classified
   as available-for-sale arising during the period      (238,702)      (632,834)
                                                       ---------        -------
            Comprehensive Income                      $1,648,848       $872,346
                                                       =========        =======


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended March 31
                                                                               ---------------------------
                                                                                2006                  2005
                                                                                ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                $1,887,550            $1,505,180
   Adjustments to reconcile net income to net cash from operations
     Depreciation                                                                57,204                23,877
     Bond amortization, net                                                       5,007                47,540
   Changes in assets and liabilities
     Premium, notes and investment income receivable                            446,127               796,712
     Reinsurance recoverable                                                    812,424            (1,250,090)
     Deferred policy acquisitions costs                                         427,589               461,803
     Other assets                                                               343,545               (32,377)
     Reserve for unpaid losses and loss adjustment expenses                    (171,791)            3,493,233
     Unearned premium reserve                                                (2,078,428)           (2,566,069)
     Funds held as security and advanced premiums                               (83,832)             (138,431)
     Accrued expenses and other liabilities                                     448,787             2,419,939
     Income taxes current/deferred                                              964,447               576,147
                                                                              ---------             ---------
       Net Cash Provided from Operations                                      3,058,629             5,337,464
                                                                              ---------             ---------

Investing Activities
   Purchase of fixed maturity investments                                   (20,905,767)           (7,488,163)
   Proceeds from maturity of fixed maturity investments                      18,000,000             2,500,000
   Net (increase) in short-term investments                                    (103,155)              (75,948)
   Additions to property and equipment                                          (30,787)              (29,309)
                                                                              ---------             ---------
       Net Cash (Used) by Investing Activities                               (3,039,709)           (5,093,420)
                                                                              ---------             ---------

Financing Activities
   Proceeds from issuance of common stock                                        80,083                12,440
   Repayment of notes payable - related parties                                       -              (250,000)
                                                                                 ------               -------
       Net Cash Provided (Used) by Financing Activities                          80,083              (237,560)
                                                                                 ------               -------

Net increase in cash                                                             99,003                 6,484
   Cash at beginning of period                                                   13,472                15,016
                                                                                 ------                ------
       Cash at End of Period                                                   $112,475               $21,500
                                                                                =======                ======

Supplemental Cash Flow Information Cash paid during the period for:
   Interest                                                                           -                $5,000
   Income taxes                                                                       -              $275,000


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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


NOTE 2 - Stock-Based Compensation
---------------------------------
Prior to January 1, 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," and FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company had elected to continue to apply the intrinsic-value based method of accounting described above and had adopted only the disclosure requirements of SFAS 123, as amended through December 31, 2005. On January 1, 2006, the Company adopted FASB Statement No. 123R "Share-Based Payment" (SAFS 123R) on a modified prospective basis.

On December 30, 2005, the Company accelerated the vesting of all of its outstanding stock-based compensation awards granted under the Company's 1999 Omnibus Stock Plan. All accelerated options were "in the money." The number of shares covered by the options accelerated totaled 67,500 of which 37,500 were originally scheduled to vest on January 1, 2006, and 30,000 were originally scheduled to vest on January 1, 2007. The Company accelerated vesting of the options in order to minimize the compensation costs associated with the adoption of SFAS 123R. All accelerated options were granted to long-term management employees who were not expected to leave the Company prior to the originally scheduled vesting date. The estimated compensation cost

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



that will be excluded from current and future periods as a result of the acceleration of the vesting of the options is approximately $89,100.

On adoption of SFAS 123R on the modified prospective basis on January 1, 2006, there were no unvested stock options or awards and therefore there was no adjustment recorded upon adoption. Prospectively grants of share-based payment awards will be accounted for in accordance with SFAS 123R and compensation expense recognized based on an estimate of the number of awards expected to actually vest based on the estimate of fair value of the awards.

Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                    Three Months Ended
                                                                         March 31
                                                                         --------
                                                                  2006              2005
                                                                  ----              ----
Net Income
  As reported                                                  $1,887,550        $1,505,180
    Deduct:  Total stock-based employee compensation
    expense determined under fair value based method for
    all awards, net of related tax effects                              -             7,432
                                                                ---------         ---------
  Pro forma                                                    $1,887,550        $1,497,748
                                                                =========         =========

Income Per Share
  As reported                                                       $0.34             $0.27
  Pro forma                                                         $0.34             $0.27

Income Per Share - Assuming Dilution:
  As reported                                                       $0.34             $0.27
  Pro forma                                                         $0.34             $0.27

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


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the three months ended March 31, 2006, the Company did not repurchase any shares of the Company's common stock. As of March 31, 2006, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005:

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



                                                          Three Months Ended
                                                               March 31
                                                               --------
                                                        2006             2005
                                                        ----             ----
Basic Earnings Per Share
------------------------
Net income numerator                                 $1,887,550       $1,505,180
                                                      =========        =========

Weighted average shares outstanding denominator       5,505,663        5,494,847
                                                      =========        =========

     Basic Earnings Per Share                             $0.34            $0.27


Diluted Earnings Per Share
--------------------------
Net income numerator                                 $1,887,550       $1,505,180
                                                      =========        =========

Weighted average shares outstanding                   5,505,663        5,494,847
Effect of diluted securities                            119,860          120,797
                                                      ---------        ---------
Diluted shares outstanding denominator                5,625,523        5,615,644
                                                      =========        =========

     Diluted Earnings Per Share                           $0.34            $0.27


NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

FASB Staff Position (FSP) No. 115-I, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. FSP 115-1 did not significantly impact the Company's financial statements upon its adoption on January 1, 2006.


NOTE 6 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the three months ended March 31, 2006, and 90% of revenues for the three months ended March 31, 2005. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



Revenues, income before income taxes, and assets by segment are as follows:

                                                      Three Months Ended
                                                           March 31
                                                           --------
                                                   2006                2005
                                                   ----                ----
Revenues
--------
Insurance company operation                     $12,575,504         $13,887,629


Other insurance operations                        4,991,057           5,462,244
Intersegment elimination (1)                     (3,492,886)         (3,868,759)
                                                  ---------           ---------
   Total other insurance operations               1,498,171           1,593,485
                                                  ---------           ---------

   Total Revenues                               $14,073,675         $15,481,114
                                                 ==========          ==========

Income Before Income Taxes
Insurance company operation                      $3,236,608          $2,398,193
Other insurance operations                         (322,465)            (41,866)
                                                  ---------           ---------
     Total Income Before Income Taxes            $2,914,143          $2,356,327
                                                  =========           =========


                                                        As of March 31
                                                        --------------
                                                   2006                2005
                                                   ----                ----
Assets
------
Insurance company operation                    $167,901,164        $157,219,525
Intersegment eliminations (2)                    (1,994,565)         (1,770,109)
                                                -----------         -----------
     Total insurance company operation          165,906,599         155,449,416
Other insurance operations                       21,108,700          21,327,261
                                                 ----------          ----------
     Total Assets                              $187,015,299        $176,776,677
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

The Company had a net income of $1,887,550 for the three months ending March 31, 2006, compared to net income of $1,505,180 for the three months ended March 31, 2005, an increase in net income of $382,370 (25%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance operation. The insurance company operation generates approximately 89% of the Company's total revenue. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation
---------------------------
The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry, and offer a broader line of insurance products than the Company. Currently, Crusader is writing primarily Commercial Multiple Peril business only in the state of California. Crusader's A.M. Best Company rating is B+ (Very Good) with a rating outlook of stable.

A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known. When pricing its products, the Company projects the ultimate losses and loss adjustment expenses that it anticipates will be incurred after the policy is sold. In addition, factors such as changes in, among other things, regulations, the legal environment, and inflation can all impact the ultimate cost.

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

Crusader's underwriting results are as follows:
                                            Three Months Ended March 31
                                            ---------------------------
                                                                      Increase
                                          2006           2005        (Decrease)
                                          ----           ----         --------
Net premium earned                    $11,214,310     $12,825,958   $(1,611,648)

Less:
  Losses and loss adjustment expenses   6,518,454       8,372,112    (1,853,658)
  Policy acquisition costs              2,450,848       2,605,672      (154,824)
                                        ---------       ---------     ---------
     Total                              8,969,302      10,977,784    (2,008,482)
                                        ---------      ----------     ---------
Underwriting Profit
 (Before Income Taxes)                 $2,245,008      $1,848,174      $396,834
                                        =========       =========       =======

The improved underwriting results for the three months ended March 31, 2006, as shown in the above table, is primarily the result of a decrease in losses and loss adjustment expenses. As a result of underwriting losses in 2000 through 2002, management analyzed and acted upon various components of its underwriting activity. The Company believes that the implementation of those actions contributed to the improved underwriting results. Losses and loss adjustment expenses of all prior accident years were approximately $1,347,000 (favorable development) in the three months ended March 31, 2006, compared to losses and loss adjustment expenses of all prior accident years of approximately $739,000 (favorable development) in the three months ended March 31, 2005.

Premium written before reinsurance decreased $1,343,085 (10%) to $12,766,471 for the three months ended March 31, 2006 compared to $14,109,556 for the three months ended March 31, 2005. Policies issued decreased 722 (15%) to 3,973 for the three months ended March 31, 2006, compared to 4,695 for the three months ended March 31, 2005. The decrease in written premium before reinsurance for the three months ended March 31, 2006, is primarily a result of the decrease in the number of policies issued during the period. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and underwriting profit is the Company's primary goal. Average written premium per policy increased $208 to $3,213 as of March 31, 2006, compared to $3,005 as of March 31, 2005.

Other Operations
----------------
The Company's other revenues from insurance operations consists of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 10% of total revenues in the three months ended March 31, 2006 and March 31, 2005.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $143.6 million (at amortized cost) at March 31, 2006, compared to $140.6 million (at amortized cost) at December 31, 2005. Although the portfolio slightly increased in 2006, investment income increased $305,648 (29%). The increase in investment income is primarily a result of the increase in the Company's annualized weighted average investment yield from 3.1% in the three months ended March 31, 2005, to 3.8% in the current period. Due to the current interest rate environment, the Company continues to purchase fixed maturity investments with approximately two-year maturities and with minimal credit risk.

Liquidity and Capital Resources
-------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2006, the Company had cash and investments of $143,719,980 (at amortized cost) of which $140,225,687 (98%) were investments of Crusader.

As of March 31, 2006, the Company had invested $139,029,188 (at amortized cost) or 97% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $139,029,188 (at amortized cost) include $925,707 (0.7%) of pre-refunded state and municipal tax-exempt bonds, $113,237,560 (81.4%) of U.S. treasury securities, $3,000,000 (2.2%) of U.S. government sponsored enterprise securities, $21,365,921 (15.3%) of industrial and miscellaneous securities, and $500,000 (0.4%) of long-term certificates of deposit.

The balance of the Company's investments is in short-term investments that include U.S. treasury bills, bank money market accounts, certificates of deposit, commercial paper, and a short-term treasury money market fund.

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

During 2005 the Company began its conversion to a "paperless office" including improvements to its computer network, hardware, switching, and other related computer infrastructure. The "paperless office" conversion of the insurance company underwriting operations was completed in October 2005. The Company estimates that the remaining planned conversion and improvements may take up to one year. As of March 31, 2006, the Company had incurred approximately $665,000 of capital expenditures and anticipates incurring an additional $100,000 to complete the above projects. Upon full implementation of these projects, the Company anticipates its potential payback on these capital expenditures in approximately two to three years due to productivity improvements, improved customer service, and lower operating costs. In addition, the Company is in the process of enhancing its technology related to its underwriting procedures to better accommodate its customer's needs and to improve operating efficiencies.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 3). No shares were repurchased in the three months ended March 31, 2006.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $270,941, statutory deposits of $700,000, cash of $200,000 deposited with superior courts in lieu of bonds, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.


Results of Operations
---------------------
All comparisons made in this discussion are comparing the three months ended March 31, 2006, to the three months ended March 31, 2005, unless otherwise indicated.

The Company had net income of $1,887,550 for the three months ending March 31, 2006, compared to net income of $1,505,180 for the three months ended March 31, 2005, an increase in net income of $382,370 (25%). Total revenue for the three months ended March 31, 2006, decreased $1,407,439 (9%) to $14,073,675, compared to total revenue of $15,481,114 for the three months ended March 31, 2005.

PREMIUM WRITTEN before reinsurance decreased $1,343,085 (10%) to $12,766,471 for the three months ended March 31, 2006, compared to $14,109,556 for the three months ended March 31, 2005. The Company primarily writes commercial multiple peril business package policies in California. This line of business represents approximately 98% of Crusader's total written premium for the three months ended March 31, 2006 and 2005, respectively.

The $1,343,085 decrease in written premium in the three months ended March 31, 2006, compared to the three months ended March 31, 2005, was primarily the result of the increased competition in the property and casualty market. The Company believes that the "hard market" that existed in California in the past few years has transitioned to a "soft market." The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The Company's average gross written premium per policy issued is as follows:

                        Gross
   Quarter Ended       Written        Policies      Average Gross
     March 31          Premium         Issued      Written Premium
     -------           -------         ------      ---------------
       2006          $12,766,471       3,973           $3,213
       2005          $14,109,556       4,695           $3,005

Beginning July 1, 2003, the Company had placed moratoriums on all non-California business, primarily due to the fact that much of the Company's business outside of California has not been profitable. The Company has no current plan to expand into additional states or to expand its marketing channels. Instead, the Company intends to continue to allocate its resources toward improving its California business rates, rules, and forms. The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through its current independent agents and brokers.

PREMIUM EARNED before reinsurance decreased $1,830,746 (11%) to $14,844,899 for the three months ended March 31, 2006, compared to $16,675,645 for the three months ended March 31, 2005. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium is a direct result of the related decrease in written premium previously discussed.

Premium ceded decreased $219,098 (6%) to $3,630,589 for the three months ended March 31, 2006, compared to ceded premium of $3,849,687 in the three months ended March 31, 2005. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Prior to January 1, 1998, the Company's reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis in 1997. Direct earned premium, earned ceded premium, and ceding commission are as follows:

                                                                 Three Months Ended March 31
                                                                 ---------------------------
                                                                                             Increase
                                                           2006              2005           (Decrease)
                                                           ----              ----            --------
Direct earned premium                                   $14,844,899       $16,675,645      $(1,830,746)

Earned ceded premium
  Excluding provisionally rated ceded premium             3,599,580         3,650,109          (50,529)
  Provisionally rated ceded premium                          31,009           199,578         (168,569)
                                                          ---------         ---------          -------
    Total earned ceded premium                            3,630,589         3,849,687         (219,098)
Ceding commission                                         1,145,967         1,198,403          (52,436)
                                                          ---------         ---------          -------
    Earned ceded premium, net of ceding commission       $2,484,622        $2,651,284        $(166,662)
                                                          =========         =========          =======

Total earned ceded premium was 24% of direct earned premium in the three months ended March 31, 2006, compared to 23% in the three months ended March 31, 2005. There was no change in the ceding commission rate.

In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2005. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2005, no contingent commission has been accrued. The 2006 and 2005 1st layer primary excess of loss treaties do not provide for a contingent commission.

INVESTMENT INCOME, excluding realized investment gains, increased $305,648 (29%) to $1,354,916 for the three months ended March 31, 2006, compared to investment income of $1,049,268 for the three months ended March 31, 2005. The increase in investment income in the current period as compared to the prior year period is a result of an increase in the company's annualized weighted average yield from 3.1% in the prior year period to 3.8% in the current period. The increase in the annualized weighted average yield is a result of the reinvestment of maturing investments and cash generated from operations at higher yields.

The average yield on the Company's investments is as follows:

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                     2006              2005
                                                     ----              ----

Average Invested Assets                          $142,105,548      $134,616,062
Total Investment Income                            $1,354,916        $1,049,268
Annualized Yield on Average Invested Assets               3.8%              3.1%

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2006, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                        Weighted
  Maturities by           Par                                            Average
  Calendar Year          Value       Amortized Cost      Market Value     Yield
  -------------          -----       --------------      ------------     -----
December 31, 2006     $45,672,000     $45,699,951        $45,404,782       3.2%
December 31, 2007      67,775,000      67,663,696         67,081,217       4.2%
December 31, 2008      18,410,000      18,437,938         18,368,397       4.7%
December 31, 2009       7,000,000       7,127,603          7,133,995       5.3%
December 31, 2010         100,000         100,000            100,000       4.4%
                      -----------     -----------        -----------       ---
   Total             $138,957,000    $139,029,188       $138,088,391       4.0%
                      ===========     ===========        ===========

The weighted average maturity of the Company's fixed maturity investments was
1.2 years as of March 31, 2006 compared to 1.3 years as of March 31, 2005. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of three years or less and with minimal credit risk.

At March 31, 2006, the Company held fixed maturity investments with unrealized appreciation of $122,861 and fixed maturity investments with unrealized depreciation of $1,063,658. The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $1,063,658 at March 31, 2006, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes, all fixed maturities in an unrealized loss position at March 31, 2006, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                          Market                  Gross
                           Value              Unrealized Loss
                           -----              ---------------
0-6 months              $70,178,440               $481,643
7-12 months              15,477,079                229,580
Over 12 months           38,398,819                352,435
                         ----------              ---------
  Total                $125,054,338             $1,063,658
                        ===========              =========
As of March 31, 2006, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, U.S. government sponsored enterprise securities, and pre-refunded municipal bonds.

GROSS COMMISSION AND FEE INCOME decreased $73,619 (5%) to $1,299,706 for the three months ended March 31, 2006, compared to commission and fee income of $1,373,325 for the three months ended March 31, 2005. The decrease in gross commission and fee income for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, are as follows:

                                                                    Three Months Ended March 31
                                                                    ---------------------------
                                                                                              Increase
                                                                2006            2005         (Decrease)
                                                                ----            ----          --------
Policy fee income                                             $674,922         $738,021       $(63,099)
Health and life insurance program commission income            404,480          416,174        (11,694)
Membership and fee income                                       78,460           83,287         (4,827)
Other commission and fee income                                  8,931           14,967         (6,036)
Daily automobile rental insurance program:
   Commission income (excluding contingent commission)          79,275          120,876        (41,601)
   Contingent commission                                        53,638                -         53,638
                                                             ---------        ---------         ------
                Total                                       $1,299,706       $1,373,325       $(73,619)
                                                             =========        =========         ======


Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. Policy fee income decreased $63,098 (9%) in the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The decrease is the result of the 15% decrease in the number of Crusader policies sold by Unifax, offset in part by an approximate 8% increase in the policy fee for policies effective on or after June 26, 2005.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups and receives commission and fee income based on the premiums that it writes. Commission income in this program decreased $11,694 (3%) in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The Company's subsidiary Insurance Club, Inc., DBA The American Association for Quality Health Care (AAQHC), is a membership association that provides various consumer benefits to its members, including participation in group health care and life insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $4,827 (6%) in the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Beginning in May 2006, CIGNA HealthCare is offering new small group medical insurance policies in the state of California. Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC. The new programs are competitively priced and are being actively marketed.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc., a wholly owned subsidiary of the Company. Bedford receives a commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $41,601 (34%) in the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The decrease is primarily due to the continued intense price competition in the daily automobile rental insurance program. Bedford continues to produce business only at rates that it believes to be adequate. Primarily due to declining sales, in April 2006 the Company hired for its Bedford division a new general manager who has substantial experience in the daily automobile rental insurance business Currently, the daily automobile rental insurance program operation is in the course of developing and implementing a new business plan to better compete in the market place.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 58% of net premium earned for the three months ended March 31, 2006, compared to 65% of net premium earned for the three months ended March 31, 2005. In the quarter ended March 31, 2006, current year losses incurred were 70% of net premium earned and the Company incurred favorable development of prior years' losses of approximately $1,347,000. In the quarter ended March 31, 2006, current year losses incurred were 71% of net premium earned and the Company incurred favorable development of prior years' losses of approximately $739,000.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 22% of net premium earned for the three months ended March 31, 2006, and 20% of net premium earned for the three months ended March 31, 2005.

SALARIES AND EMPLOYEE BENEFITS decreased $2,466 (0.2%) to $1,284,891 for the three months ended March 31, 2005, compared to salary and employee benefits of $1,287,357 for the three months ended March 31, 2005.

COMMISSIONS TO AGENTS/BROKERS decreased $27,347 (15%) to $157,693 for the three months ended March 31, 2006, compared to commission expense of $185,040 for the three months ended March 31, 2005. The decrease is primarily the result of a decrease in premiums written in the daily automobile rental insurance program and the health and life insurance program and is related to the decrease in commission income from both programs.

OTHER OPERATING EXPENSES increased $73,040 (11%) to $747,646 for the three months ended March 31, 2006, compared to $674,606 for the three months ended March 31, 2005.

INCOME TAX PROVISION was an expense of $1,026,593 (36% of pre-tax income) for the three months ended March 31, 2006, compared to an income tax expense of $851,147 (36% of pre-tax income) for the three months ended March 31, 2005. The increase in tax expense was primarily due to a pre-tax income of $2,914,143 (including tax-exempt investment income of $3,724) in the three months ended March 31, 2006, compared to pre-tax income of $2,356,326 (including tax-exempt investment income of $3,724) in the three months ended March 31, 2005.

The effect of inflation on net income of the Company during the three months ended March 31, 2006, and the three months ended March 31, 2005, was not significant.

FORWARD LOOKING STATEMENTS
--------------------------
Certain statements contained herein, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward-looking. These statements, which may be identified by forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include underwriting actions not being effective, rate increases for coverages not being sufficient, premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions and the Company's ability to introduce new profitable products.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                                      March 31            December 31
                                                        2006                 2005             Increase
                                                        ----                 ----             --------
Fixed maturity bonds (at amortized value)           $138,529,188         $135,628,428        $2,900,760
Short-term cash investments (at cost)                  4,578,317            4,475,162           103,155
Certificates of deposit (over 1 year, at cost)           500,000              500,000                 -
                                                     -----------          -----------         ---------
     Total invested assets                          $143,607,505         $140,603,590        $3,003,915
                                                     ===========          ===========         =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

ITEM 1A. RISK FACTORS
---------------------
There were no material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part I of Form 10-K.

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

                                UNICO AMERICAN CORPORATION
                                --------------------------


Date:  May 12, 2006             By:  /s/ ERWIN CHELDIN
                                ----------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:  May 12, 2006             By:  /s/ LESTER A. AARON
                                ------------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)

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