Form 10-Q
period 2006-06-30
UNICO AMERICAN CORP
filed 2006-08-11
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2006 or

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

                                    5,589,565
       Number of shares of common stock outstanding as of August 11, 2006

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               June 30             December 31
                                                                                 2006                  2005
                                                                                 ----                  ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at fair value (amortized cost: June 30, 2006
       $140,313,044; December 31, 2005 $136,128,428)                         $139,162,310          $135,549,300
   Short-term investments, at cost                                              2,548,492             4,475,162
                                                                              -----------          ------------
       Total Investments                                                      141,710,802           140,024,462
Cash                                                                               48,843                13,472
Accrued investment income                                                       1,290,255             1,207,278
Premiums and notes receivable, net                                              6,468,748             6,740,793
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                     1,480,930             1,711,710
   Unpaid losses and loss adjustment expenses                                  26,053,580            25,679,081
Deferred policy acquisition costs                                               6,703,293             7,356,179
Property and equipment (net of accumulated depreciation)                          757,210               824,504
Deferred income taxes                                                           1,908,486             1,769,286
Other assets                                                                      718,906               970,414
                                                                              -----------           -----------
       Total Assets                                                          $187,141,053          $186,297,179
                                                                              ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                   $102,101,005          $101,914,548
Unearned premiums                                                              27,565,699            30,619,047
Advance premium and premium deposits                                            1,570,721             1,460,790
Accrued expenses and other liabilities                                          3,555,774             3,908,421
                                                                              -----------           -----------
       Total Liabilities                                                     $134,793,199          $137,902,806
                                                                              -----------           ===========

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
   shares 5,589,565 at June 30, 2006, and 5,496,315 at December 31, 2005       $3,206,958            $2,720,487
Accumulated other comprehensive (loss)                                           (759,484)             (382,224)
Retained earnings                                                              49,900,380            46,056,110
                                                                               ----------            ----------
       Total Stockholders' Equity                                             $52,347,854           $48,394,373
                                                                               ----------            ----------

       Total Liabilities and Stockholders' Equity                            $187,141,053          $186,297,179
                                                                              ===========           ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended                      Six Months Ended
                                                       June 30                               June 30
                                                       -------                               -------
                                                2006             2005                 2006             2005
                                                ----             ----                 ----             ----
REVENUES
--------
Insurance Company Revenues
  Premium earned                             $14,293,870      $16,533,913          $29,138,769      $33,209,558
  Premium ceded                                3,488,479        3,543,155            7,119,068        7,392,842
                                              ----------       ----------           ----------       ----------
     Net premium earned                       10,805,391       12,990,758           22,019,701       25,816,716
  Net investment income                        1,420,656        1,053,888            2,754,319        2,089,735
  Other income                                    19,689           18,834               47,220           44,658
                                              ----------       ----------           ----------       ----------
     Total Insurance Company Revenues         12,245,736       14,063,480           24,821,240       27,951,109

Other Revenues from Insurance Operations
  Gross commissions and fees                   1,224,974        1,391,346            2,524,680        2,764,671
  Investment income                               23,747           14,954               45,000           28,375
  Finance charges and fees                       172,174          188,882              345,186          391,924
  Other income                                       515            3,661                4,715            7,358
                                              ----------       ----------           ----------       ----------
     Total Revenues                           13,667,146       15,662,323           27,740,821       31,143,437
                                              ----------       ----------           ----------       ----------

EXPENSES
--------
Losses and loss adjustment expenses            6,053,114        8,183,717           12,571,568       16,555,829
Policy acquisition costs                       2,315,415        2,721,750            4,766,263        5,327,422
Salaries and employee benefits                 1,398,162        1,271,638            2,683,053        2,558,995
Commissions to agents/brokers                    152,733          172,263              310,426          357,303
Other operating expenses                         734,551          668,964            1,482,197        1,343,570
                                              ----------       ----------           ----------       ----------
     Total Expenses                           10,653,975       13,018,332           21,813,507       26,143,119
                                              ----------       ----------           ----------       ----------

     Income Before Taxes                       3,013,171        2,643,991            5,927,314        5,000,318
Income tax provision                           1,056,451          950,678            2,083,044        1,801,825
                                               ---------        ---------            ---------        ---------
     Net Income                               $1,956,720       $1,693,313           $3,844,270       $3,198,493
                                               =========        =========            =========        =========



PER SHARE DATA
--------------
Basic Shares Outstanding                       5,583,344        5,496,315            5,544,503        5,495,581
Basic Earnings Per Share                           $0.35            $0.31                $0.69            $0.58

Diluted Shares Outstanding                     5,657,598        5,614,936            5,641,560        5,614,438
Diluted Earnings Per Share                         $0.35            $0.30                $0.68            $0.57


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30                           June 30
                                                                          -------                           -------
                                                                   2006             2005             2006             2005
                                                                   ----             ----             ----             ----

Net Income                                                      $1,956,720       $1,693,313       $3,844,270       $3,198,493
Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified
        as available-for-sale arising during the period           (138,559)         215,612         (377,260)        (417,222)
                                                                 ---------        ---------        ---------        ---------
            Comprehensive Income                                $1,818,161       $1,908,925       $3,467,010       $2,781,271
                                                                 =========        =========        =========        =========



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30

                                                                                2006                  2005
                                                                                ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                $3,844,270            $3,198,493
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                              114,803                49,934
      Bond amortization, net                                                     (1,076)               67,198
   Changes in assets and liabilities
      Premium, notes and investment income receivable                           189,068               181,670
      Reinsurance recoverable                                                  (143,719)           (2,348,445)
      Deferred policy acquisitions costs                                        652,886               524,057
      Other assets                                                              251,508               (31,491)
      Reserve for unpaid losses and loss adjustment expenses                    186,457             7,584,283
      Unearned premium reserve                                               (3,053,348)           (2,851,333)
      Funds held as security and advanced premiums                              109,931              (152,819)
      Accrued expenses and other liabilities                                   (352,647)           (1,154,592)
      Tax benefit from disqualified incentive stock options                    (196,464)                    -
      Income taxes current/deferred                                             251,610               219,876
                                                                              ---------             ---------
       Net Cash Provided from Operations                                      1,853,279             5,286,831
                                                                              ---------             ---------

Investing Activities
  Purchase of fixed maturity investments                                    (34,280,540)          (23,971,507)
  Proceeds from maturity of fixed maturity investments                       30,097,000            18,196,090
  Net decrease in short-term investments                                      1,926,670             1,039,272
  Additions to property and equipment                                           (47,509)              (61,425)
                                                                              ---------             ---------
       Net Cash (Used) by Investing Activities                               (2,304,379)           (4,797,570)
                                                                              ---------             ---------

Financing Activities
  Proceeds from exercise of stock options                                       290,007                12,440
  Tax benefit from disqualified incentive stock options                         196,464                     -
  Repayment of notes payable - related parties                                        -              (500,000)
                                                                                -------               -------
       Net Cash Provided (Used) by Financing Activities                         486,471              (487,560)
                                                                                -------               -------

Net increase in cash                                                             35,371                 1,701
  Cash at beginning of period                                                    13,472                15,016
                                                                                 ------                ------
       Cash at End of Period                                                    $48,843               $16,717
                                                                                 ======                ======

Supplemental Cash Flow Information Cash paid during the period for:
    Interest                                                                          -                $6,250
    Income taxes                                                             $1,850,000            $1,590,563


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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


NOTE 2 - STOCK-BASED COMPENSATION
---------------------------------
Prior to January 1, 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," and FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company had elected to continue to apply the intrinsic-value based method of accounting described above and had adopted only the disclosure requirements of SFAS 123, as amended through December 31, 2005. On January 1, 2006, the Company adopted FASB Statement No. 123 (Revised 2004) "Share-Based Payment" (SFAS 123R) on a modified prospective basis.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


All accelerated options were granted to long-term management employees who were not expected to leave the Company prior to the originally scheduled vesting date. The estimated compensation cost that will be excluded from current and future periods as a result of the acceleration of the vesting of the options is approximately $89,100.

On adoption of SFAS 123R on the modified prospective basis on January 1, 2006, there were no unvested stock options or awards and, therefore, there was no adjustment recorded upon adoption. Prospectively, grants of share-based payment awards will be accounted for in accordance with SFAS 123R and compensation expense recognized based on an estimate of the number of awards expected to actually vest based on the estimate of fair value of the awards.

Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                            Three Months Ended  Six Months Ended
                                               June 30, 2005     June 30, 2005
                                               -------------     -------------
Net Income
  As reported                                   $1,693,313        $3,198,493
    Deduct:  Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                       7,432            14,864
                                                 ---------         ---------
  Pro forma                                     $1,685,881        $3,183,629
                                                 =========         =========

Income Per Share - Basic
  As reported                                        $0.31             $0.58
  Pro forma                                          $0.31             $0.58

Income Per Share - Assuming Dilution:
  As reported                                        $0.30             $0.57
  Pro forma                                          $0.30             $0.57


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

The Company recognized a federal tax benefit in the amount of $196,464 in the six month ended June 30, 2006. This federal tax benefit resulted from the disqualification of certain previously exercised incentive stock options. The disqualification is due to the sale of the underlying stock by employees prior to the required one year holding period under federal tax law. The Company recognized the federal tax benefit as an equity adjustment, which is also presented in the Statements of Cash Flows as a financing activity in accordance with SFAS 123R.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the six months ended June 30, 2006, the Company did not repurchase any shares of the Company's common stock. As of June 30, 2006, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005:

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30                             June 30
                                                                      -------                             -------
                                                                 2006          2005                2006             2005
                                                                 ----          ----                ----             ----
Basic Earnings Per Share
------------------------
Net income numerator                                         $1,956,720      $1,693,313          $3,844,270       $3,198,493
                                                              =========       =========           =========        =========

Weighted average shares outstanding denominator               5,583,344       5,496,315           5,544,503        5,495,581
                                                              =========       =========           =========        =========

     Basic Earnings Per Share                                     $0.35           $0.31               $0.69            $0.58


Diluted Earnings Per Share
--------------------------
Net income numerator                                         $1,956,720      $1,693,313          $3,844,270       $3,198,493
                                                              =========       =========           =========        =========

Weighted average shares outstanding                           5,583,344       5,496,315           5,544,503        5,495,581
Effect of diluted securities                                     74,254         118,621              97,057          118,857
                                                              ---------       ---------           ---------        ---------
Diluted shares outstanding denominator                        5,657,598       5,614,936           5,641,560        5,614,438
                                                              =========       =========           =========        =========

     Diluted Earnings Per Share                                  $0.35            $0.30               $0.68            $0.57


NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation of FASB Statement No. 109, "Accounting for Uncertainty in Income Taxes" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. The Company is currently assessing the effect of implementing FIN 48.


NOTE 6 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 90% and 89% of consolidated revenues for the three and six months ended June 30, 2006, respectively.

For the three and six months ended June 30, 2005, revenues from this segment comprised 90% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

                                                 Three Months Ended                   Six Months Ended
                                                      June 30                             June 30
                                                      ------                              -------
                                                2006            2005                2006            2005
                                                ----            ----                ----            ----
Revenues
--------
Insurance company operation                  $12,245,736     $14,063,480         $24,821,240     $27,951,109

Other insurance operations                     5,082,798       6,055,522          10,073,855      11,517,766
Intersegments elimination (1)                 (3,661,388)     (4,456,679)         (7,154,274)     (8,325,438)
                                               ---------       ---------           ---------       ---------
   Total other insurance operations            1,421,410       1,598,843           2,919,581       3,192,328
                                               ---------      ----------           ---------       ---------

   Total Revenues                            $13,667,146     $15,662,323         $27,740,821     $31,143,437
                                              ==========      ==========          ==========      ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                   $3,268,800      $2,199,883          $6,505,407      $4,598,076
Other insurance operations                      (255,629)        444,108            (578,093)        402,242
                                               ---------       ---------           ---------       ---------
   Total Income Before Income Taxes           $3,013,171      $2,643,991          $5,927,314      $5,000,318
                                               =========       =========           =========       =========


                                                    As of June 30
                                                    -------------
                                                2006            2005
                                                ----            ----
Assets
------
Insurance company operation                 $169,010,069    $158,985,172
Intersegment eliminations (2)                 (1,366,398)     (2,397,486)
                                             -----------     -----------
     Total insurance company operation       167,643,671     156,587,686
Other insurance operations                    19,497,382      21,789,355
                                             -----------     -----------
     Total Assets                           $187,141,053    $178,377,041
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

The Company had a net income of $1,956,720 for the three months ended June 30, 2006, compared to net income of $1,693,313 for the three months ended June 30, 2005, an increase in net income of $263,407 (16%). For the six months ended June 30, 2006, the Company had a net income of $3,844,270 compared to a net income of $3,198,493 for the six months ended June 30, 2005, an increase in net income of $645,777 (20%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance operation. The insurance company operation generated approximately 90% and 89% of consolidated revenues for the three and six months ended June 30, 2006, respectively. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

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

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, where rates rise, coverage may be more difficult to find, and insurers' profits increase. The Company believes that the "hard market" that existed in California in the past few years has transitioned to a "soft market." The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

Crusader's underwriting results are as follows:

                                                 Three Months Ended June 30                      Six Months Ended June 30
                                                 --------------------------                      ------------------------
                                                                        Increase                                       Increase
                                              2006         2005        (Decrease)             2006         2005       (Decrease)
                                              ----         ----         --------              ----         ----        --------
Net premium earned                        $10,805,391   $12,990,758   $(2,185,367)        $22,019,701   $25,816,716   $(3,797,015)

Less:
  Losses and loss adjustment expenses       6,053,114     8,183,717    (2,130,603)         12,571,568    16,555,829    (3,984,261)
  Policy acquisition costs                  2,315,415     2,721,750      (406,335)          4,766,263     5,327,422      (561,159)
                                            ---------    ----------     ----------         ----------    ---------      ---------
     Total                                  8,368,529    10,905,467    (2,536,938)         17,337,831    21,883,251    (4,545,420)
                                            ---------    ----------     ---------          ----------    ----------     ---------
Underwriting Profit (Before Income Taxes)  $2,436,862    $2,085,291      $351,571          $4,681,870    $3,933,465      $748,405
                                            =========     =========       =======           =========     =========       =======

The improved underwriting results for the three and six months ended June 30, 2006, as shown in the above table, are primarily the result of the following:

o Net premium earned for the three and six months ended June 30, 2006, decreased as compared to the prior periods due to the Company's reduction in direct written premium. Policies issued decreased 799 (17%) to 3,840 for the three months ended June 30, 2006, compared to 4,639 for the three months ended June 30, 2005. For the six months ended June 30, 2006, policies issued decreased 1,521 (16%) to 7,813, compared to 9,334 for the six months ended June 30, 2005. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and underwriting profit is the Company's primary goal.

o Losses and loss adjustment expenses decreased for the three and six months ended June 30, 2006, as compared to prior periods, as a result of the decrease in earned premiums and as a result of an increase in the amount of favorable development of prior years' losses for the three and six months ended June 30, 2006, as compared to prior periods.

o Policy acquisition costs for the three and six months ended June 30, 2006, decreased as compared to the prior periods due to the Company's reduction in direct earned premium.

Other Operations
----------------
The Company's other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 10% of total revenues in the three and six months ended June 30, 2006, and June 30, 2005.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $142.9 million (at amortized cost) at June 30, 2006, compared to $140.6 million (at amortized cost) at December 31, 2005. Investment income for the three months ended June 30, 2006, increased $375,561 (35%) to $1,444,403 and increased $681,209 (32%) to $2,799,319 for the six months ended June 30, 2006, compared to $1,068,842 and $2,118,110 for the three and six months ended June 30, 2005, respectively. The increase in investment income is primarily a result of an increase in the Company's annualized yield on average invested assets.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2006, the Company had cash and investments of $142,910,379 (at amortized cost) of which $140,463,475 (98.3%) were investments of Crusader.

As of June 30, 2006, the Company had invested $140,313,044 (at amortized cost) or 98% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $140,313,044 (at amortized cost) include $916,780 (0.7%) of pre-refunded state and municipal tax-exempt bonds, $116,164,216 (82.8%) of U.S. treasury securities, $3,000,000 (2.1%) of U.S. government sponsored enterprise securities, $19,832,048 (14.1%) of industrial and miscellaneous securities, and $400,000 (0.3%) of long-term certificates of deposit.

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

During 2005 the Company began its conversion to a "paperless office" including improvements to its computer network, hardware, switching, and other related computer infrastructure. The "paperless office" conversion of the insurance company underwriting operations was completed in October 2005 and the insurance company claims operations was completed in July 2006. The Company estimates that the remaining planned conversion and improvements should be completed in less than one year. As of June 30, 2006, the Company had incurred approximately $665,000 of capital expenditures on these projects and anticipates incurring an additional $100,000 to complete the projects. Upon full implementation of these projects, the Company anticipates its potential payback on these capital expenditures in approximately two to three years due to productivity improvements, improved customer service, and lower operating costs. In addition, the Company is in the process of enhancing its technology related to its underwriting procedures to better accommodate its customers' needs and to improve operating efficiencies.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 3). No shares were repurchased in the three and six months ended June 30, 2006.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $90,366, statutory deposits of $700,000, cash of $200,000 deposited with superior courts in lieu of bonds, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.


RESULTS OF OPERATIONS
---------------------
All comparisons made in this discussion are comparing the three months and six months ended June 30, 2006, to the three months and six months ended June 30, 2005, unless otherwise indicated.

The Company had a net income of $1,956,720 for the three months ended June 30, 2006, compared to a net income of $1,693,313 for the three months ended June 30, 2005, an increase of $263,407 (16%). For the six months ended June 30, 2006, the Company had a net income of $3,844,270 compared to a net income of $3,198,493 for the six months ended June 30, 2005, an increase of $645,777 (20%). Total revenues decreased $1,995,177 (13%) to $13,667,146 for the three months and $3,402,616 (11%) to $27,740,821 for the six months ended June 30, 2006, compared to total revenues of $15,662,323 for the three months and $31,143,437 for the six months ended June 30, 2005.

PREMIUM WRITTEN (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rate basis over the term of the policies. Commencing April 1, 2006, the Company prospectively changed its statutory reporting of written premium amount to exclude advance premiums that had been recorded but were not yet effective as of the reporting date. Advance premiums represent policies that have been submitted to the Company and are bound, billed, and recorded up to 30 days prior to the policy effective date. Written premium reported on the Company's statutory statement was $12,725,564 and $25,492,035 for the three and six months ended June 30, 2006, compared to $16,248,649 and $30,358,205 for the three and six months ended June 30, 2005. Had the change in excluding advance business from statutory written premium been made on a retroactive basis, written premium would have been $13,581,284 and $26,085,421 for the three and six months ended June 30, 2006, compared to $16,493,296 and $30,258,020 for the three and six months ended June 30, 2005, and the decrease in written premium would have been 17.7% for the three months and 13.8% for the six months ended June 30, 2006.

The decrease in written premium for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, was primarily the result of the increased competition in the property and casualty market. The Company believes that the "hard market" that existed in California in the past few years has transitioned to a "soft market." The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The Company intends to continue to allocate its resources toward improving its California business rates, rules, and forms. The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through its current independent agents and brokers.


PREMIUM EARNED before reinsurance decreased $2,240,043 (14%) to $14,293,870 for the three months and $4,070,789 (12%) to $29,138,769 for the six months ended June 30, 2006, compared to $16,533,913 for the three months and $33,209,558 for the six months ended June 30, 2005. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium is a direct result of the related decrease in written premium previously discussed.

Premium ceded decreased $54,676 (2%) to $3,488,479 for the three months and $273,774 (4%) to $7,119,068 for the six months ended June 30, 2006, compared to ceded premium of $3,543,155 in the three months and $7,392,842 for the six months ended June 30, 2005. The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At June 30, 2006, all such ceded contracts are accounted for as risk transfer reinsurance. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Prior to January 1, 1998, the Company's reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis in 1997. Direct earned premium, earned ceded premium, and ceding commission are as follows:

                                             Three Months Ended June 30                       Six Months Ended June 30
                                             --------------------------                       ------------------------
                                                                    Increase                                         Increase
                                          2006          2005       (Decrease)             2006          2005        (Decrease)
                                          ----          ----        --------              ----          ----         --------
Direct earned premium                 $14,293,870   $16,533,913   ($2,240,043)         $29,138,769   $33,209,558   $(4,070,789)
Earned ceded premium:
  Excluding provisionally
  rated ceded premium                   3,495,185     3,618,163      (122,978)           7,094,765     7,268,272      (173,507)
  Provisionally rated ceded premium        (6,706)      (75,008)       68,302               24,303       124,570      (100,267)
                                        ---------     ---------        ------            ---------     ---------       -------
     Total Earned Ceded Premium         3,488,479     3,543,155       (54,676)           7,119,068     7,392,842      (273,774)
Ceding commission                      (1,103,419)   (1,188,303)       84,884           (2,249,386)   (2,386,706)      137,320
                                        ---------     ---------        ------            ---------     ---------       -------
     Total Earned Ceded Premium
       Net of Ceding Commission        $2,385,060    $2,354,852       $30,208           $4,869,682    $5,006,136     $(136,454)
                                       ==========     =========        ======            =========     =========       =======

Total earned ceded premium excluding provisionally rated ceded premium was 24% of direct earned premium in the three and six months ended June 30, 2006, compared to 22% in the three and six months ended June 30, 2005. There was no change in the ceding commission rate.

In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2005. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of June 30, 2006, no contingent commission has been accrued. The 2006 and 2005 1st layer primary excess of loss treaties do not provide for a contingent commission.

INVESTMENT INCOME, excluding realized investment gains, increased $375,561 (35%) to $1,444,403 for the three months ended June 30, 2006, compared to investment income of $1,068,842 for the three months ended June 30, 2005. Investment income, excluding realized investment gains, increased $681,209 (32%) to $2,799,319 for the six months ended June 30, 2006, compared to investment income of $2,118,110 for the six months ended June 30, 2005. The increase in investment income in the current periods as compared to the prior year periods is a result of an increase in the company's annualized yield on average invested assets from 3.1% and 3.2% for the three and six months ended June 30, 2005, respectively, to 4.0% for the three and six months ended June 30, 2006. The increase in the annualized yield on average invested assets is a result of the reinvestment of maturing investments and cash generated from operations at higher yields.

The average annualized yields on the Company's average invested assets are as follows:

                                              Three Months Ended June 30            Six Months Ended June 30
                                              --------------------------            ------------------------
                                                 2006             2005                2006             2005
                                                 ----             ----                ----             ----
Average Invested Assets                      $143,234,521     $136,950,535        $141,732,563     $134,442,250
Total Investment Income                        $1,444,403       $1,068,842          $2,799,319       $2,118,110
Annualized Yield on Average Invested Assets          4.0%             3.1%                4.0%             3.2%

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at June 30, 2006, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                       Weighted
  Maturities by            Par                                          Average
  Calendar Year           Value      Amortized Cost     Fair Value       Yield
  -------------           -----      --------------     ----------       -----
December 31, 2006      $33,475,000     $33,494,805     $33,335,784        3.3%
December 31, 2007       67,775,000      67,689,157      66,954,586        4.2%
December 31, 2008       30,610,000      30,614,972      30,417,474        4.8%
December 31, 2009        8,300,000       8,414,110       8,354,466        5.2%
December 31, 2010          100,000         100,000         100,000        4.1%
                       -----------     -----------     -----------        ---
   Total              $140,260,000    $140,313,044    $139,162,310        4.2%
                       ===========     ===========     ===========        ===

The weighted average maturity of the Company's fixed maturity investments was
1.1 years as of June 30, 2006, compared to 1.4 years as of June 30, 2005. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of three years or less and with minimal credit risk.

As of June 30, 2006, the Company held fixed maturity investments with unrealized appreciation of $43,621 and fixed maturity investments with unrealized depreciation of $1,194,355. The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $1,194,355 as of June 30, 2006, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes, all fixed maturities in an unrealized loss position at June 30, 2006, and the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                         Market           Gross
                         Value        Unrealized Loss
                         -----        ---------------
0-6 months            $43,324,926        $294,112
7-12 months            46,296,194         583,492
Over 12 months         35,925,905         316,751
                      -----------        ---------
  Total              $125,547,025       $1,194,355
                      ===========        =========

As of June 30, 2006, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, U.S. government sponsored enterprise securities, investment grade industrial securities and pre-refunded municipal bonds.

GROSS COMMISSIONS AND FEES decreased $166,372 (12%) to $1,224,974 for the three months and $239,991 (9%) to $2,524,680 for the six months ended June 30, 2006, compared to commissions and fees of $1,391,346 for the three months and $2,764,671 for the six months ended June 30, 2005. The decrease in gross commissions and fee income for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, is as follows:

                                                           Three Months Ended June 30               Six Months Ended June 30
                                                           --------------------------               ------------------------
                                                                                Increase                                   Increase
                                                         2006        2005      (Decrease)       2006          2005        (Decrease)
                                                         ----        ----       --------        ----          ----         --------
Policy fee income                                      $662,329    $750,778    $(88,449)     $1,337,251    $1,488,799     $(151,548)
Health and life insurance program commission income     398,194     409,847     (11,653)        802,674       826,021       (23,347)
Membership and fee income                                74,667      79,565      (4,898)        153,128       162,852        (9,724)
Other commission and fee income                          15,380      12,684       2,696          24,310        27,651        (3,341)
Daily automobile rental insurance program:
   Commission income (excluding contingent commission)   74,404     108,596     (34,192)        153,679       229,472       (75,793)
   Contingent commission                                      -      29,876     (29,876)         23,762        53,638        29,876
                                                      ---------   ---------     -------       ---------     ---------       -------
      Total                                          $1,224,974  $1,391,346   $(166,372)     $2,524,680    $2,764,671     $(239,991)
                                                      =========   =========     =======       =========     =========       =======

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. Policy fee income decreased $88,449 (12%) and $151,548 (10%) for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. The decrease in policy fee income is a result of a decrease in the number of policies issued during the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, offset in part by an approximate 8% increase in the policy fee for policies effective on or after June 26, 2005.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups and receives commission and fee income based on the premiums that it writes. Commission income in this program decreased $11,653 (3%) and $23,347 (3%) for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. The Company's subsidiary Insurance Club, Inc., DBA the American Association for Quality Health Care (AAQHC), is a membership association that provides various consumer benefits to its members, including participation in group health care and life insurance policies that AAQHC negotiates for the association. For these services,

AAQHC receives membership and fee income from its members. Membership and fee income decreased $4,898 (6%) and $9,724 (6%) for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California. Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC. The new programs are competitively priced and are being actively marketed.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc., a wholly owned subsidiary of the Company. Bedford receives a commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $34,192 (31%) and $75,793 (33%) for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. The decrease is primarily due to the continued intense price competition in the daily automobile rental insurance program. Bedford continues to produce business only at rates that it believes to be adequate. Primarily due to declining sales, in April 2006 the Company hired for its Bedford division a new general manager who has substantial experience in the daily automobile rental insurance business. Currently, the daily automobile rental insurance program operation is in the course of developing and implementing a new business plan to better compete in the market place.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 56% of net premium earned for the three months and 57% of net premium earned for the six months ended June 30, 2006, compared to 63% of net premium earned for the three months and 64% of net premium earned for the six months ended June 30, 2005. Favorable development of all prior accident years' losses and loss adjustment expenses for the three and six months ended June 30, 2006, were $1,533,975 and $2,880,644, respectively. Favorable development of all prior accident years' losses and loss adjustment expenses for the three and six months ended June 30, 2005, were $875,620 and $1,614,198, respectively. The development of prior years' losses and loss adjustment expenses for the periods indicated was lower than previously anticipated. Accordingly, the Company reduced its estimate of its ultimate losses and loss adjustment expenses for those prior accident years. Losses and loss adjustment expenses for the 2006 accident year was 70% of net premium earned as of March 31, 2006, and June 30, 2006. Losses and loss adjustment expenses for the 2005 accident year was 70% of net premium earned as of March 31, 2005, and June 30, 2005.

The Company's consolidated financial statements include estimated reserves for unpaid losses and related loss adjustment expenses of the insurance company operation. Crusader sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. Estimating loss reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Changes in the regulatory and legal environment, results of litigation, medical costs, the cost of repair materials and labor rates can all impact ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 21% and 22% of net premium earned for the three and six months ended June 30, 2006, and 21% of net premium earned for the three and six months ended June 30, 2005.

SALARIES AND EMPLOYEE BENEFITS increased $126,524 (10%) to $1,398,162 for the three months and $124,058 (5%) to $2,683,053 for the six months ended June 30, 2006, compared to salary and employee benefits of $1,271,638 for the three months and $2,558,995 for the six months ended June 30, 2005.

COMMISSIONS TO AGENTS/BROKERS decreased $19,530 (11%) to $152,733 for the three months and $46,877 (13%) to $310,426 for the six months ended June 30, 2006, compared to commission expense of $172,263 for the three months and $357,303 for the six months ended June 30, 2005. The decrease is primarily the result of a decrease in premiums written in the daily automobile rental insurance program and the health and life insurance program and is related to the decrease in commission income from both programs.

OTHER OPERATING EXPENSES increased $65,587 (10%) to $734,551 for the three months and $138,627 (10%) to $1,482,197 for the six months ended June 30, 2006, compared to $668,964 for the three months and $1,343,570 for the six months ended June 30, 2005.

INCOME TAX PROVISION was an expense of $1,056,451 (35% of pre-tax income) for the three months and $2,083,044 (35% of pre-tax income) for the six months ended June 30, 2006, compared to an income tax expense of $950,678 (36% of pre-tax income) in the three months and an income tax expense of $1,801,825 (36% of pre-tax income) for the six months ended June 30, 2005. This change was primarily due to a pre-tax income of $3,013,171 (including tax-exempt investment income of $3,491) in the three months and $5,927,314 (including tax-exempt investment income of $7,216) in the six months ended June 30, 2006, compared to pre-tax income of $2,643,991 (including tax-exempt investment income of $3,491) in the three months and a pre-tax income of $5,000,318 (including tax-exempt investment income of $7,216) in the six months ended June 30, 2005.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2006, and the three and six months ended June 30, 2005, was not significant.

FORWARD LOOKING STATEMENTS
Certain statements contained herein, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts are forward-looking. These statements, which may be identified by forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "should," and "would," involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include underwriting actions not being effective, rate increases for coverages not being sufficient, premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions and the Company's ability to introduce new profitable products.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk. The Company's invested assets consist of the following:

                                                      June 30      December 31    Increase
                                                       2006           2005       (Decrease)
                                                       ----           ----        --------
Fixed maturity bonds (at amortized value)          $139,913,044   $135,628,428   $4,284,616
Short-term cash investments (at cost)                 2,548,492      4,475,162   (1,926,670)
Certificates of deposit (over 1 year, at cost)          400,000        500,000     (100,000)
                                                    -----------    ----------     ---------
     Total Invested Assets                         $142,861,536   $140,603,590   $2,257,946
                                                    ===========    ===========    =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.



PART II - OTHER INFORMATION
---------------------------

ITEM 1A. RISK FACTORS
---------------------
There were no material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2005, in response to Item 1A to Part I of Form 10-K.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On May 25, 2006, the Company held its Annual Meeting of Stockholders.
(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.
(c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. There were no broker non-votes.
                                                Against or
         Name                      For           Withheld
         ----                      ---           --------
     Erwin Cheldin              4,699,180        275,731
     Cary L. Cheldin            4,690,180        284,731
     Lester A. Aaron            4,669,709        305,202
     George C. Gilpatrick       4,699,580        275,331
     David A. Lewis             4,941,222         33,689
     Warren D. Orloff           4,961,593         13,318
     Donald B. Urfrig           4,961,693         13,218


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

                                UNICO AMERICAN CORPORATION
                                --------------------------

Date:   August 11, 2006         By: /s/ ERWIN CHELDIN
                                -----------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   August 11, 2006         By: /s/ LESTER A. AARON
                                -----------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)

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