Form 10-Q
period 2006-09-30
UNICO AMERICAN CORP
filed 2006-11-09
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2006 or

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

                                    5,592,065
       Number of shares of common stock outstanding as of November 7, 2006

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                 ---------
                                                                                September 30          December 31
                                                                                    2006                 2005
                                                                                    ----                 ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at fair value (amortized cost: September 30, 2006
        $136,549,491; December 31, 2005  $136,128,428)                          $136,285,425          $135,549,300
   Short-term investments, at cost                                                10,045,581             4,475,162
                                                                                 -----------           -----------
       Total Investments                                                         146,331,006           140,024,462
Cash                                                                                  58,032                13,472
Accrued investment income                                                          1,646,173             1,207,278
Premiums and notes receivable, net                                                 6,169,994             6,740,793
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                           59,043             1,711,710
   Unpaid losses and loss adjustment expenses                                     24,568,931            25,679,081
Deferred policy acquisition costs                                                  6,592,139             7,356,179
Property and equipment (net of accumulated depreciation)                             778,944               824,504
Deferred income taxes                                                              1,643,551             1,769,286
Other assets                                                                         652,204               970,414
                                                                                 -----------           -----------
       Total Assets                                                             $188,500,017          $186,297,179
                                                                                 ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                      $100,944,501          $101,914,548
Unearned premiums                                                                 26,890,317            30,619,047
Advance premium and premium deposits                                               1,736,255             1,460,790
Accrued expenses and other liabilities                                             3,758,619             3,908,421
                                                                                 -----------           -----------
       Total Liabilities                                                        $133,329,692          $137,902,806
                                                                                 -----------           ===========

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
  shares 5,592,065 at September 30, 2006, and 5,496,315 at December 31, 2005      $3,230,083            $2,720,487
Accumulated other comprehensive (loss)                                              (174,284)             (382,224)
Retained earnings                                                                 52,114,526            46,056,110
                                                                                  ----------            ----------
       Total Stockholders' Equity                                                $55,170,325           $48,394,373
                                                                                  ----------            ----------

       Total Liabilities and Stockholders' Equity                               $188,500,017          $186,297,179
                                                                                 ===========           ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended                   Nine Months Ended
                                                                September 30                         September 30
                                                                ------------                         ------------
                                                          2006               2005               2006               2005
                                                          ----               ----               ----               ----
REVENUES
--------
Insurance Company Revenues
  Premium earned                                       $14,006,664        $16,046,897        $43,145,433        $49,256,455
  Premium ceded                                          3,330,008          3,508,114         10,449,076         10,900,956
                                                        ----------         ----------         ----------         ----------
     Net premium earned                                 10,676,656         12,538,783         32,696,357         38,355,499
  Net investment income                                  1,522,453          1,047,537          4,276,772          3,137,272
  Other income                                              22,394             31,081             69,614             75,739
                                                        ----------         ----------         ----------         ----------
     Total Insurance Company Revenues                   12,221,503         13,617,401         37,042,743         41,568,510

Other Revenues from Insurance Operations
  Gross commissions and fees                             1,242,068          1,377,801          3,766,748          4,142,472
  Investment income                                         25,781             15,544             70,781             43,919
  Finance charges and fees                                 168,280            187,889            513,466            579,813
  Other income                                               1,700              5,800              6,415             13,158
                                                        ----------         ----------         ----------         ----------
     Total Revenues                                     13,659,332         15,204,435         41,400,153         46,347,872
                                                        ----------         ----------         ----------         ----------

EXPENSES
--------
Losses and loss adjustment expenses                      5,718,427          7,900,404         18,289,995         24,456,233
Policy acquisition costs                                 2,252,267          2,619,682          7,018,530          7,947,104
Salaries and employee benefits                           1,434,854          1,309,777          4,117,907          3,868,772
Commissions to agents/brokers                              136,787            160,598            447,213            517,901
Other operating expenses                                   712,350            628,957          2,194,547          1,972,527
                                                        ----------         ----------         ----------         ----------
     Total Expenses                                     10,254,685         12,619,418         32,068,192         38,762,537
                                                        ----------         ----------         ----------         ----------

     Income Before Taxes                                 3,404,647          2,585,017          9,331,961          7,585,335
Income tax provision                                     1,190,501            923,559          3,273,545          2,725,384
                                                         ---------          ---------          ---------          ---------
     Net Income                                         $2,214,146         $1,661,458         $6,058,416         $4,859,951
                                                         =========          =========          =========          =========




PER SHARE DATA
--------------
Basic Shares Outstanding                                 5,590,452          5,496,315          5,559,820          5,495,826
Basic Earnings Per Share                                     $0.40              $0.30              $1.09              $0.88

Diluted Shares Outstanding                               5,661,251          5,610,753          5,648,124          5,613,210
Diluted Earnings Per Share                                   $0.39              $0.30              $1.07              $0.87



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                     Three Months Ended                Nine Months Ended
                                                                       September 30                      September 30
                                                                       ------------                      ------------
                                                                   2006             2005            2006             2005
                                                                   ----             ----            ----             ----
Net Income                                                      $2,214,146       $1,661,458       $6,058,416       $4,859,951
Other changes in comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified
        as available-for-sale arising during the period            585,200         (292,199)         207,940         (709,421)
                                                                 ---------        ---------        ---------        ---------
            Comprehensive Income                                $2,799,346       $1,369,259       $6,266,356       $4,150,530
                                                                 =========        =========        =========        =========

See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                                     2006                  2005
                                                                                     ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                                     $6,058,416            $4,859,951
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                   177,600               112,771
      Net amortization of bonds and treasury bills                                   (19,041)               90,269
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                131,904               861,857
      Reinsurance recoverable                                                      2,762,817            (2,772,053)
      Deferred policy acquisitions costs                                             764,040               707,365
      Other assets                                                                    72,755               (25,120)
      Reserve for unpaid losses and loss adjustment expenses                        (970,047)            9,006,531
      Unearned premium reserve                                                    (3,728,730)           (3,792,066)
      Advance premium and premium deposits                                           275,465              (115,589)
      Accrued expenses and other liabilities                                        (149,802)             (925,936)
      Tax benefit from disqualified incentive stock options                         (196,464)                    -
      Income taxes current/deferred                                                  460,533               (41,555)
                                                                                   ---------             ---------
       Net Cash Provided from Operations                                           5,639,446             7,966,425
                                                                                   ---------             ---------

Investing Activities
  Purchase of fixed maturity investments                                         (51,454,624)          (35,553,071)
  Proceeds from maturity of fixed maturity investments                            51,047,000            29,696,090
  Net decrease in short-term investments                                          (5,564,818)           (1,027,626)
  Additions to property and equipment                                               (132,040)             (565,353)
                                                                                   ---------             ---------
       Net Cash (Used) by Investing Activities                                    (6,104,482)           (7,449,960)
                                                                                   ---------             ---------

Financing Activities
  Proceeds from exercise of stock options                                            313,132                12,440
  Tax benefit from disqualified incentive stock options                              196,464                     -
  Repayment of notes payable - related parties                                             -              (500,000)
                                                                                     -------               -------
       Net Cash Provided (Used) by Financing Activities                              509,596              (487,560)
                                                                                     -------               -------

Net increase in cash                                                                  44,560                28,905
  Cash at beginning of period                                                         13,472                15,016
                                                                                      ------                ------
       Cash at End of Period                                                         $58,032               $43,921
                                                                                      ======                ======

Supplemental Cash Flow Information Cash paid during the period for:
    Interest                                                                               -                $6,250
    Income taxes                                                                  $3,050,651            $2,765,872



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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


NOTE 2 - STOCK-BASED COMPENSATION
---------------------------------
Prior to January 1, 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," and FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company had elected to continue to apply the intrinsic-value based method of accounting described above and had adopted only the disclosure requirements of SFAS 123, as amended through December 31, 2005. On January 1, 2006, the Company adopted FASB Statement No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R), on a modified prospective basis.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


All accelerated options were granted to long-term management employees who were not expected to leave the Company prior to the originally scheduled vesting date. The estimated compensation cost that will be excluded from current and future periods as a result of the acceleration of the vesting of the options is approximately $89,100.

On adoption of SFAS 123R on the modified prospective basis on January 1, 2006, there were no unvested stock options or awards; and, therefore, there was no adjustment recorded upon adoption. Prospectively, grants of share-based payment awards will be accounted for in accordance with SFAS 123R and compensation expense will be recognized based on an estimate of the number of awards expected to actually vest based on the estimate of fair value of the awards.

Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                          Three Months Ended   Nine Months Ended
                                          September 30, 2005  September 30, 2005
                                          ------------------  ------------------
Net Income
  As reported                                  $1,661,458         $4,859,951
    Deduct:  Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                     12,376             37,126
                                                ---------          ---------
  Pro forma                                    $1,649,082         $4,822,825
                                                =========          =========

Income Per Share - Basic
  As reported                                       $0.30              $0.88
  Pro forma                                         $0.30              $0.88

Income Per Share - Assuming Dilution:
  As reported                                       $0.30              $0.87
  Pro forma                                         $0.29              $0.86

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

The Company recognized a federal tax benefit in the amount of $196,464 in the nine months ended September 30, 2006. This federal tax benefit resulted from the disqualification of certain previously exercised incentive stock options. The disqualification is due to the sale of the underlying stock by employees prior to the required one year holding period under federal tax law. The Company recognized the federal tax benefit as an equity adjustment, which is also presented in the Statements of Cash Flows as a financing activity in accordance with SFAS 123R.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the nine months ended September 30, 2006, the Company did not repurchase any shares of the Company's common stock. As of September 30, 2006, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005:

                                                             Three Months Ended                Nine Months Ended
                                                                September 30                      September 30
                                                                ------------                      ------------
                                                             2006           2005              2006              2005
                                                             ----           ----              ----              ----
Basic Earnings Per Share
-----------------------
Net income numerator                                      $2,214,146      $1,661,458        $6,058,416        $4,859,951
                                                           =========       =========         =========         =========

Weighted average shares outstanding denominator            5,590,452       5,496,315         5,559,820         5,495,826
                                                           =========       =========         =========         =========

     Basic Earnings Per Share                                 $0.40            $0.30             $1.09             $0.88

Diluted Earnings Per Share
--------------------------
Net income numerator                                      $2,214,146      $1,661,458        $6,058,416        $4,859,951
                                                           =========       =========         =========         =========

Weighted average shares outstanding                        5,590,452       5,496,315         5,559,820         5,495,826
Effect of diluted securities                                  70,799         114,438            88,304           117,384
                                                           ---------       ---------         ---------         ---------
Diluted shares outstanding denominator                     5,661,251       5,610,753         5,648,124         5,613,210
                                                           =========       =========         =========         =========

     Diluted Earnings Per Share                               $0.39            $0.30             $1.07             $0.87


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

FASB Staff Position (FSP) No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. FSP 115-1 did not significantly impact the Company's financial statements upon its adoption on January 1, 2006.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company are currently reviewing the provisions of SFAS 157 to determine the impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 requires registrants to quantify misstatements by using both the balance-sheet and income-statement approaches and to determine whether financial statement restatement is necessary. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has not completed its analysis to determine the impact on the Company's consolidated financial statements from adoption of SAB 108.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statement No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires a business entity that sponsors employer defined benefit plan measure plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position and recognize funded status as a component of other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. There will be no impact on the Company's consolidated financial statements from adoption of this standard since the Company does not provide defined benefit plan to its employees.


NOTE 6 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, revenues from this segment comprised 90% of consolidated revenues. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


Revenues, income before income taxes, and assets by segment are as follows:

                                                  Three Months Ended                    Nine Months Ended
                                                     September 30                         September 30
                                                     ------------                         ------------
                                                2006             2005                2006             2005
                                                ----             ----                ----             ----
Revenues
--------
Insurance company operation                  $12,221,503      $13,617,401         $37,042,743      $41,568,510

Other insurance operations                     5,110,087        5,728,516          15,183,942       17,246,282
Intersegment eliminations (1)                 (3,672,258)      (4,141,482)        (10,826,532)     (12,466,920)
                                               ---------        ---------          ----------       ----------
   Total other insurance operations            1,437,829        1,587,034           4,357,410        4,779,362
                                               ---------        ---------           ---------        ---------

   Total Revenues                            $13,659,332      $15,204,435         $41,400,153      $46,347,872
                                              ==========       ==========          ==========       ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                   $3,540,983       $2,311,592         $10,046,390       $6,909,667
Other insurance operations                      (136,336)         273,425            (714,429)         675,668
                                               ---------        ---------           ---------        ---------
   Total Income Before Income Taxes           $3,404,647       $2,585,017          $9,331,961       $7,585,335
                                               =========        =========           =========        =========


                                                 As of September 30
                                                 ------------------
                                                2006             2005
                                                ----             ----
Assets
------
Insurance company operation                 $170,387,293     $160,576,857
Intersegment eliminations (2)                 (1,407,216)      (2,047,200)
                                             -----------      -----------
     Total insurance company operation       168,980,077      158,529,657
Other insurance operations                    19,519,940       21,717,059
                                             -----------      -----------
     Total Assets                           $188,500,017     $180,246,716
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

The Company had a net income of $2,214,146 for the three months ended September 30, 2006, compared to net income of $1,661,458 for the three months ended September 30, 2005, an increase in net income of $552,688 (33%). For the nine months ended September 30, 2006, the Company had a net income of $6,058,416 compared to a net income of $4,859,951 for the nine months ended September 30, 2005, an increase in net income of $1,198,465 (25%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of management's discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance operation. The insurance company operation generated approximately 90% of consolidated revenues for the three and nine months ended September 30, 2006. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation
---------------------------
The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry, and offer a broader line of insurance products than the Company. Currently, Crusader is writing primarily the Commercial Multiple Peril line of business in California. Crusader's A.M. Best Company rating is B+ (Very Good) with a rating outlook of stable.

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

Crusader's underwriting results are as follows:

                                               Three Months Ended September 30                 Nine Months Ended September 30
                                               -------------------------------                 ------------------------------
                                                                          Increase                                        Increase
                                             2006           2005         (Decrease)          2006           2005         (Decrease)
                                             ----           ----          --------           ----           ----          --------

Net premium earned                        $10,676,656    $12,538,783    $(1,862,127)      $32,696,357    $38,355,499    $(5,659,142)

Less:
  Losses and loss adjustment expenses       5,718,427      7,900,404     (2,181,977)       18,289,995     24,456,233     (6,166,238)
  Policy acquisition costs                  2,252,267      2,619,682       (367,415)        7,018,530      7,947,104       (928,574)
                                            ---------     ----------     ----------       -----------      ---------     ----------
     Total                                  7,970,694     10,520,086     (2,549,392)       25,308,525     32,403,337     (7,094,812)
                                            ---------     ----------      ---------        ----------     ----------      ---------

Underwriting Profit (Before Income Taxes)  $2,705,962     $2,018,697       $687,265        $7,387,832     $5,952,162     $1,435,670
                                            =========      =========        =======         =========      =========      =========

The improved underwriting results for the three and nine months ended September 30, 2006, as shown in the above table, are primarily the result of the following:

o Net premium earned for the three and nine months ended September 30, 2006, decreased as compared to the prior periods due to the Company's reduction in direct written premium. Policies issued decreased by 754 (16%) to 3,820 for the three months ended September 30, 2006, compared to 4,574 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, policies issued decreased by 2,490 (18%) to 11,418, compared to 13,908 for the nine months ended September 30, 2005. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and underwriting profit is the Company's primary goal.

o Losses and loss adjustment expenses decreased for the three and nine months ended September 30, 2006, as compared to prior periods, as a result of the decrease in earned premiums and as a result of an increase in the amount of favorable development of prior years' losses for the three and nine months ended September 30, 2006, as compared to prior periods.

o Policy acquisition costs for the three and nine months ended September 30, 2006, decreased as compared to the prior periods due to the Company's reduction in direct earned premium.

Other Operations
----------------
The Company's other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 11% of total revenues in the three and nine months ended September 30, 2006, and approximately 10% of total revenues in the three and nine months ended September 30, 2005.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $146.7 million (at amortized cost) at September 30, 2006, compared to $140.6 million (at amortized cost) at December 31, 2005. Investment income for the three months ended September 30, 2006, increased $485,153 (46%) to $1,548,234 and increased $1,166,362 (37%) to $4,347,553 for the nine months ended September 30, 2006, compared to $1,063,081 and $3,181,191 for the three and nine months ended September 30, 2005, respectively. The increase in investment income is primarily a result of an increase in the Company's annualized yield on average invested assets.


LIQUIDITY AND CPITAL RESOURCES
------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 2006, the Company had cash and investments of $146,653,104 (at amortized cost) of which $143,540,898 (97.9%) were cash and investments of Crusader.

As of September 30, 2006, the Company had invested $136,549,491 (at amortized cost) or 93% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $136,549,491 (at amortized cost) includes $907,754 (0.7%) of pre-refunded state and municipal tax-exempt bonds, $121,192,355 (88.7%) of U.S. treasury securities, $14,049,382 (10.3%) of industrial and miscellaneous securities, and $400,000 (0.3%) of long-term certificates of deposit.

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

During 2005 the Company began its conversion to a "paperless office" including improvements to its computer network, hardware, and other related computer infrastructure. As of September 30, 2006, the Company had substantially completed its "paperless office" project and the planned conversion and improvements. The Company is now fine-tuning its paperless office systems and back scanning its previous paper files and documents. As of September 30, 2006, the Company had incurred approximately $760,000 of capital expenditures on these projects. The Company anticipates its potential payback on these capital expenditures in approximately two to three years due to productivity improvements, improved customer service, and lower operating costs. In addition, the Company is in the process of enhancing its technology related to its underwriting procedures and electronic communication systems to better accommodate its customers' needs and to improve operating efficiencies.

The Company previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 3). No shares were repurchased in the three and nine months ended September 30, 2006.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $22,075, statutory deposits of $700,000, cash of $200,000 deposited with superior courts in lieu of bonds, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.


RESULTS OF OPERATIONS
---------------------
All comparisons made in this discussion are comparing the three months and nine months ended September 30, 2006, to the three months and nine months ended September 30, 2005, unless otherwise indicated.

The Company had a net income of $2,214,146 for the three months ended September 30, 2006, compared to a net income of $1,661,458 for the three months ended September 30, 2005, an increase of $552,688 (33%). For the nine months ended September 30, 2006, the Company had a net income of $6,058,416 compared to a net income of $4,859,951 for the nine months ended September 30, 2005, an increase of $1,198,465 (25%). Total revenues decreased $1,545,103 (10%) to $13,659,332 for the three months and $4,947,719 (11%) to $41,400,153 for the nine months ended September 30, 2006, compared to total revenues of $15,204,435 for the three months and $46,347,872 for the nine months ended September 30, 2005.

PREMIUM WRITTEN (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. Commencing April 1, 2006, the Company prospectively changed its statutory reporting of written premium amount to exclude advance premiums that had been recorded but were not yet effective as of the reporting date. Advance premiums represent policies that have been submitted to the Company and are bound, billed, and recorded up to 30 days prior to the policy effective date. Written premium reported on the Company's statutory statement decreased 1,774,882 (12%) to $13,331,282 and decreased 6,641,052 (15%) to $38,823,317 for the three and nine months ended September 30, 2006, compared to $15,106,164 and $45,464,369 for the three and nine months ended September 30, 2005. Had the change of excluding advance business from statutory written premium been made on a retroactive basis, written premium would have been $13,331,282 and $39,416,704 for the three and nine months ended September 30, 2006, compared to $15,966,403 and $46,224,423 for the three and nine months ended September 30, 2005, and the decrease in written premium would have been 16.5% for the three months and 14.7% for the nine months ended September 30, 2006.

The decrease in written premium for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, was primarily the result of the increased competition in the property and casualty market. The Company believes that the "hard market" that existed in California in the past few years has transitioned to a "soft market." The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

The Company intends to continue to allocate its resources toward improving its California business rates, rules, and forms. The Company continues to believe that it can compete effectively and profitably by offering better service and by marketing its policies through its current independent agents and brokers.

PREMIUM EARNED before reinsurance decreased $2,040,233 (13%) to $14,006,664 for the three months and $6,111,022 (12%) to $43,145,433 for the nine months ended September 30, 2006, compared to $16,046,897 for the three months and $49,256,455 for the nine months ended September 30, 2005. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium is a direct result of the related decrease in written premium previously discussed.

Premium ceded decreased $178,106 (5%) to $3,330,008 for the three months and $451,880 (4%) to $10,449,076 for the nine months ended September 30, 2006, compared to ceded premium of $3,508,114 in the three months and $10,900,956 for the nine months ended September 30, 2005. The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At September 30, 2006, all such ceded contracts are accounted for as risk transfer reinsurance. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Prior to January 1, 1998, the Company's reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis in 1997. Direct earned premium, earned ceded premium, and ceding commission are as follows:

                                       Three Months Ended September 30                     Nine Months Ended September 30
                                       -------------------------------                     ------------------------------
                                                                   Increase                                            Increase
                                      2006            2005        (Decrease)             2006            2005         (Decrease)
                                      ----            ----         --------              ----            ----          --------
Direct earned premium             $14,006,664     $16,046,897    ($2,040,233)        $43,145,433     $49,256,455     $(6,111,022)
Earned ceded premium:
  Excluding provisionally rated
   ceded premium                    3,422,262       3,505,643        (83,381)         10,517,027      10,773,915        (256,888)
  Provisionally rated
   ceded premium                      (92,254)          2,471        (94,725)            (67,951)        127,041        (194,992)
                                    ---------       ---------         ------          ----------      ----------         -------
    Total Earned Ceded Premium      3,330,008       3,508,114       (178,106)         10,449,076      10,900,956        (451,880)
Ceding commission                  (1,081,140)     (1,153,640)        72,500          (3,330,526)     (3,540,346)        209,820
                                    ---------       ---------         ------           ---------       ---------         -------
    Total Earned Ceded Premium
     Net of Ceding Commission      $2,248,868      $2,354,474      $(105,606)         $7,118,550      $7,360,610       $(242,060)
                                    =========       =========        =======           =========       =========         =======

Total earned ceded premium excluding provisionally rated ceded premium was 24% of direct earned premium in the three and nine months ended September 30, 2006, compared to 22% in the three and nine months ended September 30, 2005. There was no change in the ceding commission rate.

In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties.

Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of September 30, 2006, no contingent commission has been accrued. The 2005 1st layer primary excess of loss treaties do not provide for a contingent commission. Crusader's 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of September 30, 2006, no contingent commission has been accrued.

INVESTMENT INCOME, excluding realized investment gains, increased $485,153 (46%) to $1,548,234 for the three months ended September 30, 2006, compared to investment income of $1,063,081 for the three months ended September 30, 2005. Investment income, excluding realized investment gains, increased $1,166,362 (37%) to $4,347,553 for the nine months ended September 30, 2006, compared to investment income of $3,181,191 for the nine months ended September 30, 2005. The increase in investment income in the current periods as compared to the prior year periods is a result of an increase in the Company's annualized yield on average invested assets from 3.1% for the three and nine months ended September 30, 2005, to 4.3% and 4.0% for the three and nine months ended September 30, 2006, respectively. The increase in the annualized yield on average invested assets is a result of higher yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company's average invested assets are as follows:

                                             Three Months Ended September 30      Nine Months Ended September 30
                                             -------------------------------      ------------------------------
                                                 2006              2005              2006              2005
                                                 ----              ----              ----              ----
Average Invested Assets                      $144,725,503      $137,839,419      $143,596,530      $135,504,945
Total Investment Income                        $1,548,234        $1,063,081        $4,347,553        $3,181,191
Annualized Yield on Average Invested Assets           4.3%              3.1%              4.0%              3.1%

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at September 30, 2006, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                                                     Weighted
   Maturities by           Par                                       Average
   Calendar Year          Value       Amortized Cost    Fair Value     Yield
   -------------          -----       --------------    ----------     -----
December 31, 2006      $12,525,000     $12,539,729     $12,509,817      3.1%
December 31, 2007       67,775,000      67,714,898      67,318,141      4.2%
December 31, 2008       40,610,000      40,602,707      40,664,952      4.9%
December 31, 2009       13,500,000      13,601,951      13,690,640      5.1%
December 31, 2010          100,000         100,000         100,000      4.1%
December 31, 2011        2,000,000       1,990,206       2,001,875      4.7%
                       -----------     -----------     -----------
  Total               $136,510,000    $136,549,491    $136,285,425      4.4%
                       ===========     ===========     ===========

The weighted average maturity of the Company's fixed maturity investments was
1.2 years as of September 30, 2006 and September 30, 2005. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of three years or less and with minimal credit risk.

As of September 30, 2006, the Company held fixed maturity investments with unrealized appreciation of $272,888 and fixed maturity investments with unrealized depreciation of $536,954. The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $536,954 as of September 30, 2006, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes all fixed maturities in an unrealized loss position at September 30, 2006, and the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                      Market          Gross
                      Value       Unrealized Loss
                      -----       ---------------
0-6 months                   -              -
7-12 months        $65,892,549       $335,248
Over 12 months      29,743,678        201,706
                    ----------        -------
  Total            $95,636,227       $536,954
                    ==========        =======

As of September 30, 2006, the fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consisted of U.S. treasury securities and investment-grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment-grade industrial securities, and pre-refunded municipal bonds.

GROSS COMMISSIONS AND FEES decreased $135,733 (10%) to $1,242,068 for the three months and $375,724 (9%) to $3,766,748 for the nine months ended September 30, 2006, compared to commissions and fees of $1,377,801 for the three months and $4,142,472 for the nine months ended September 30, 2005. The decrease in gross commissions and fee income for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, is as follows:

                                                      Three Months Ended September 30            Nine Months Ended September 30
                                                      -------------------------------            ------------------------------
                                                                               Increase                                   Increase
                                                     2006         2005        (Decrease)        2006        2005         (Decrease)
                                                     ----         ----         --------         ----        ----          --------
Policy fee income                                   $667,232     $791,296    $(124,064)      $2,004,483   $2,280,095     $(275,612)
Health and life insurance program commission income  409,098      399,397        9,701        1,211,772    1,225,418       (13,646)
Membership and fee income                             75,474       79,609       (4,135)         228,602      242,461       (13,859)
Other commission and fee income                        7,707        9,106       (1,399)          32,017       36,757        (4,740)
Daily automobile rental insurance program:
  Commission income                                   82,557       98,393      (15,836)         236,236      327,865       (91,629)
  Contingent commission                                    -            -            -           53,638       29,876        23,762
                                                   ---------    ---------      -------        ---------    ---------       -------
      Total                                       $1,242,068   $1,377,801    $(135,733)      $3,766,748   $4,142,472     $(375,724)
                                                   =========    =========      =======        =========    =========       =======

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. Policy fee income decreased $124,064 (16%) and $275,612 (12%) for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005. The decrease in policy fee income is a result of a decrease in the number of policies issued during the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, offset in part by an approximate 8% increase in the policy fee for policies effective on or after June 26, 2005.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups and receives commission and fee income based on the premiums that it writes. Commission income in this program increased $9,701 (2%) and decreased $13,646 (1%) for the three and nine months ended September 30, 2006, respectively, compared to the three and nine months ended September 30, 2005. The Company's subsidiary Insurance Club, Inc., DBA the American Association for Quality Health Care (AAQHC), is a membership association that provides various consumer benefits to its members, including participation in group health care and life insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $4,135 (5%) and $13,859 (6%) for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005. In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California. Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC. The new programs are competitively priced and are being actively marketed.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc., a wholly owned subsidiary of the Company. Bedford receives a commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $15,836 (16%) and $91,629 (28%) for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005. The decrease is due to the continued intense competition in the daily automobile rental insurance program. Bedford continues to produce business only at rates that it believes are adequate. Primarily due to declining sales, in April 2006 Bedford hired a new general manager who has substantial experience in the daily automobile rental insurance business. Future sales growth of the Bedford program is also currently dependent on the non-affiliated insurance company approving and implementing various product enhancements that Bedford recommends. Bedford is currently working with the non-affiliated insurance company to obtain their approval of the recommended program enhancements.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 54% of net premium earned for the three months and 56% of net premium earned for the nine months ended September 30, 2006, compared to 63% of net premium earned for the three months and 64% of net premium earned for the nine months ended September 30, 2005. Favorable development of all prior accident years' losses and loss adjustment expenses for the three and nine months ended September 30, 2006, were $1,591,023 and $4,471,666, respectively. Favorable development of all prior accident years' losses and loss adjustment expenses for the three and nine months ended September 30, 2005, were $771,077 and $2,385,274, respectively. The development of prior years' losses and loss adjustment expenses for the periods indicated was lower than previously anticipated. Accordingly, the Company reduced its estimate of its ultimate losses and loss adjustment expenses for those prior accident years. Losses and loss adjustment expenses for the 2006 accident year were 70% of net premium earned for the three and nine months ended September 30, 2006. Losses and loss adjustment expenses for the 2005 accident year were 70% of net premium earned for the three and nine months ended September 30, 2005.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader's insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 21% of net premium earned for the three and nine months ended September 30, 2006, and 21% of net premium earned for the three and nine months ended September 30, 2005.

SALARIES AND EMPLOYEE BENEFITS increased $125,077 (10%) to $1,434,854 for the three months and $249,135 (6%) to $4,117,907 for the nine months ended September 30, 2006, compared to salary and employee benefits of $1,309,777 for the three months and $3,868,772 for the nine months ended September 30, 2005.

COMMISSIONS TO AGENT/BROKERSs decreased $23,811 (15%) to $136,787 for the three months and $70,688 (14%) to $447,213 for the nine months ended September 30, 2006, compared to commission expense of $160,598 for the three months and $517,901 for the nine months ended September 30, 2005. The decrease is primarily the result of a decrease in commissions incurred in the health and life insurance program and the daily automobile rental insurance program.

OTHER OPERATING EXPENSES increased $83,393 (13%) to $712,350 for the three months and $222,020 (11%) to $2,194,547 for the nine months ended September 30, 2006, compared to $628,957 for the three months and $1,972,527 for the nine months ended September 30, 2005.

INCOME TAX PROVISION was an expense of $1,190,501 (35% of pre-tax income) for the three months and $3,273,545 (35% of pre-tax income) for the nine months ended September 30, 2006, compared to an income tax expense of $923,559 (36% of pre-tax income) in the three months and an income tax expense of $2,725,384 (36% of pre-tax income) for the nine months ended September 30, 2005. This change was primarily due to a pre-tax income of $3,404,647 in the three months and $9,331,961 in the nine months ended September 30, 2006, compared to pre-tax income of $2,585,017 in the three months and $7,585,335 in the nine months ended September 30, 2005.

The effect of inflation on net income of the Company during the three and nine months ended September 30, 2006, and the three and nine months ended September 30, 2005, was not significant.


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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk. The Company's invested assets consist of the following:

                                                   September 30     December 31        Increase
                                                       2006             2005          (Decrease)
                                                       ----             ----           --------
Fixed maturity bonds (at amortized value)          $136,149,491     $135,628,428       $521,063
Short-term cash investments (at cost)                10,045,581        4,475,162      5,570,419
Certificates of deposit (over 1 year, at cost)          400,000          500,000       (100,000)
                                                    -----------      -----------      ---------
  Total Invested Assets                            $146,595,072     $140,603,590     $5,991,482
                                                    ===========      ===========      =========

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION
---------------------------

ITEM 1A. RISK FACTORS
----------------------
There were no material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2005, in response to Item 1A to Part I of Form 10-K.

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



                            UNICO AMERICAN CORPORATION

Date:  November 8, 2006   By:  /s/ ERWIN CHELDIN
                               -----------------
                               Erwin Cheldin
                               Chairman of the Board, President and Chief
                               Executive Officer, (Principal Executive Officer)



Date:  November 8, 2006  By:   /s/ LESTER A. AARON
                               -------------------
                               Lester A. Aaron
                               Treasurer, Chief Financial Officer, (Principal
                               Accounting and Principal Financial Officer)

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