Form 10-K
period 2006-12-31
UNICO AMERICAN CORP
filed 2007-03-28
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006           Commission File No. 0-3978

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

           Securities registered pursuant to Section 12(b) of the Act:
Common Stock, No Par Value                     NASDAQ Stock Market LLC
  (Title of each class)                Name Of Each Exchange On Which Registered

           Securities registered pursuant to section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes__ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes__ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer __   Accelerated filer  __   Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

The aggregate market value of registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2006, the last business day of Registrant's most recently completed second fiscal quarter was $29,700,696.

                                    5,597,119
        Number of shares of common stock outstanding as of March 23, 2007

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2006, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120 day period.

                                     PART I
                                     ------
ITEM 1.  Business
         --------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and through its other subsidiaries provides insurance premium financing and membership association services. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

Descriptions of the Company's operations in the following paragraphs are categorized between the Company's major segment - its insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico's property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, are as follows:

                                                                                  Year ended December 31
                                                                                  ----------------------
                                                               2006                        2005                        2004
                                                       --------------------        --------------------        --------------------
                                                                   Percent                     Percent                     Percent
                                                                   of Total                    of Total                    of Total
                                                         Total     Company          Total      Company           Total     Company
                                                       Revenues    Revenues        Revenues    Revenues        Revenues    Revenues
                                                       --------    --------        --------    --------        --------    --------
Insurance company revenues                            $48,942,568    89.4%        $54,833,512    89.6%        $54,414,947    87.9%

Other revenues from insurance operations
----------------------------------------
Gross commissions and fees:
  Health and life insurance program commission income   1,634,438     3.0%          1,628,061     2.7%          2,156,924     3.5%
  Policy fee income                                     2,638,985     4.8%          3,001,966     4.9%          3,394,783     5.5%
  Daily automobile rental insurance program:
    Commission                                            371,317     0.7%            441,066     0.7%            565,452     0.9%
    Claim administration fees                               4,035       -              70,000     0.1%                  -       -
  Association operations membership and fee income        300,527     0.5%            318,349     0.5%            333,470     0.5%
  Other commission and fee income                          38,030     0.1%             48,589     0.1%             53,251     0.1%
                                                        ---------     ---           ---------     ---           ---------    ----
       Total gross commission and fee income            4,987,332     9.1%          5,508,031     9.0%          6,503,880    10.5%
Investment income                                         100,955     0.2%             68,828     0.1%             38,250     0.1%
Finance charges and fees earned                           678,740     1.2%            758,325     1.3%            933,529     1.5%
Other income                                                7,786       -              13,826       -              12,704       -
                                                        ---------    ----           ---------    ----           ---------    ----
       Total other revenues from insurance operations   5,774,813    10.5%          6,349,010    10.4%          7,488,363    12.1%
                                                       ----------   -----          ----------   -----          ----------   -----
          Total Revenues                              $54,717,381   100.0%        $61,182,522   100.0%        $61,903,310   100.0%
                                                       ==========   =====          ==========   =====          ==========   =====

                           INSURANCE COMPANY OPERATION
                           ---------------------------
General
-------
The insurance company operation is conducted through Crusader Insurance Company. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. Since 2004 all Crusader business was written in the State of California. During the year ended December 31, 2006, 97% of Crusader's business was commercial multiple peril policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operation. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risk on a mono-line basis. As of December 31, 2006, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Montana, Nevada, Oregon, and Washington.

Historically, most of Crusader's marketing was aimed at independent insurance brokers, representatives of the consumer. With the relatively recent advent of heightened competition and of declining sales, in 2007 Crusader adopted a plan to supplement its marketing efforts with independent agents, representatives of the Company. The Company believes that those agents will be particularly effective and that their efforts will not diminish the business historically produced by independent brokers. Crusader expects to begin making those agency appointments during 2007.

All of Crusader's business is produced by Unifax Insurance Systems, Inc. (Unifax), its sister corporation. Unifax has substantial experience with these classes of business. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in the previous table. Crusader is licensed in property and casualty and disability lines of insurance by the California Department of Insurance.

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

Crusader's primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss                                                       A.M Best                    Annual Aggregate
Year      Reinsurer(s)                                      Rating       Retention        Deductible
----      -----------                                       ------       ---------        ----------
2006      Platinum Underwriters Reinsurance, Inc. &            A
          Hannover Ruckversicherungs AG                        A          $300,000          $500,000

2005      Platinum Underwriters Reinsurance, Inc. &            A
          Hannover Ruckversicherungs AG                        A          $300,000          $500,000

2004      Platinum Underwriters Reinsurance, Inc. &            A
          Hannover Ruckversicherungs AG                        A          $250,000          $500,000

2003      Platinum Underwriters Reinsurance, Inc. &            A
          Hannover Ruckversicherungs AG &                      A
          QBE Reinsurance Corporation                          A          $250,000          $500,000

2002      Partner Reinsurance Company of the U.S.              A+         $250,000          $675,000

2001      Partner Reinsurance Company of the U.S.              A+         $250,000          $500,000

2000      Partner Reinsurance Company of the U.S.              A+         $250,000          $500,000

1999      General Reinsurance Corporation                      A++        $250,000          $750,000

1998      General Reinsurance Corporation                      A++        $250,000          $750,000

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

In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of
$1,000,000), and 30% in its property and casualty clash treaties.

Crusader's 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 1st layer primary excess of loss treaties do not provide for a contingent commission. Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2006, no contingent commission has been accrued for each of the periods discussed above.

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

The aggregate amount of earned premium ceded to the reinsurers was $13,758,424 for the year ended December 31, 2006, $14,234,844 for the year ended December 31, 2005, and $17,784,240 for the year ended December 31, 2004.

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

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1996 through 2006. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased, as more information becomes known. The Company believes that its loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company acts.

The table reflects redundancies and deficiencies in Crusader's net loss and loss adjustment expense reserves. As of December 31, 2006, all periods stated in the table prior to 2002 reflected a cumulative deficiency. The 2002 through 2005 periods reflect a cumulative redundancy. See discussion of losses and loss adjustment expenses in Item 7- "Management's Discussion and Analysis - Results of Operations - Insurance Company Operation."

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

                                                                        CRUSADER INSURANCE COMPANY
                                                         ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                                                       Fiscal Year Ended December 31
                                        -------------------------------------------------------------------------------------------
                                           1996            1997            1998            1999            2000            2001
                                           ----            ----            ----            ----            ----            ----
                                       (Nine Months)
Reserve for Unpaid Losses and
Loss Adjustment Expenses                $37,111,846     $40,591,248     $40,374,232     $37,628,165     $34,546,026     $49,786,215

Paid Cumulative as of
1 Year Later                             10,996,896      12,677,646      15,393,167      18,745,224      20,841,417      23,010,615
2 Years Later                            19,488,853      23,740,181      28,570,117      34,905,359      37,976,277      39,463,106
3 Years Later                            25,552,756      30,217,031      38,923,545      46,072,688      49,053,708      46,256,431
4 Years Later                            29,730,976      35,620,705      45,425,709      53,153,491      52,821,183      49,157,040
5 Years Later                            33,893,473      40,639,328      50,526,164      56,021,297      54,919,573      44,116,477
6 Years Later                            38,075,656      45,028,598      52,588,830      57,247,843      51,678,787
7 Years Later                            41,650,221      46,921,020      53,482,116      56,715,300
8 Years Later                            43,129,105      47,807,308      58,801,974
9 Years Later                            43,885,258      48,975,696
10 Years Later                           44,920,340

Reserves Reestimated as of
1 Year Later                             32,838,369      35,730,603      39,132,945      41,898,796      53,872,376      57,577,066
2 Years Later                            31,086,210      36,032,215      43,164,627      56,423,375      59,746,880      60,629,814
3 Years Later                            32,347,788      38,844,953      52,349,735      59,486,543      62,172,320      60,974,567
4 Years Later                            35,513,862      45,907,785      54,291,547      61,791,428      62,369,460      59,745,610
5 Years Later                            43,335,778      47,940,955      56,619,057      62,174,813      61,894,587      58,289,479
6 Years Later                            44,588,020      50,374,721      57,151,258      61,983,908      61,192,597
7 Years Later                            46,146,262      50,993,874      56,935,245      61,875,465
8 Years Later                            46,740,535      50,819,391      56,906,786
9 Years Later                            46,520,046      50,884,573
10 Years Later                           46,604,154

Cumulative Redundancy (Deficiency)      $(9,492,308)   $(10,293,325)   $(16,532,554)   $(24,247,300)   $(26,646,571)    $(8,503,264)
                                          =========      ==========      ==========      ==========      ==========       =========

Gross Liability for Unpaid Losses
 and Loss Adjustment Expenses           $39,740,865     $42,004,851     $41,513,945     $41,592,489     $45,217,369     $60,534,295

Ceded Liability for Unpaid Losses
 and Loss Adjustment Expenses            (2,629,019)     (1,413,603)     (1,139,713)     (3,964,324)    (10,671,343)    (10,748,080)
                                          ---------       ---------       ---------       ---------      ----------      ----------
Net Liability for Unpaid Losses
 and Loss Adjustment Expenses           $37,111,846     $40,591,248     $40,374,232     $37,628,165     $34,546,026     $49,786,215
                                         ==========      ==========      ==========      ==========      ==========      ==========

Gross Liability Reestimated             $75,052,908     $74,324,407     $82,231,714     $90,001,974     $92,841,114     $88,989,237
Ceded Liability Reestimated             (28,448,754)    (23,439,834)    (25,324,928)    (28,126,509)    (31,648,517)    (30,699,758)
                                         ----------      ----------      ----------      ----------      ----------      ----------
Net Liability Reestimated               $46,604,154     $50,884,573     $56,906,786     $61,875,465     $61,192,597     $58,289,479
                                         ==========      ==========      ==========      ==========      ==========      ==========

Gross Reserve Redundancy (Deficiency)  $(35,312,043)   $(32,319,556)   $(40,717,769)   $(48,409,485)   $(47,623,745)   $(28,454,942)
                                         ==========      ==========      ==========      ==========      ==========      ==========

                                                             CRUSADER INSURANCE COMPANY
                                                ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                                               Fiscal Year Ended December 31
                                        ---------------------------------------------------------------------------
                                           2002            2003            2004            2005            2006
                                           ----            ----            ----            ----            ----
Reserve for Unpaid Losses and
Loss Adjustment Expenses                $53,596,945     $58,883,861     $67,349,989     $76,235,467     $70,076,430

Paid Cumulative as of
1 Year Later                             21,326,688      18,546,279      14,626,446      17,257,218
2 Years Later                            35,883,729      28,289,327      26,374,067
3 Years Later                            40,808,763      26,374,067
4 Years Later                            35,508,898
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Reserves Reestimated as of
1 Year Later                             56,348,531      58,048,427      63,525,526      64,064,784
2 Years Later                            57,237,770      54,623,000      51,981,027
3 Years Later                            55,430,550      50,602,947
4 Years Later                            53,154,847
5 Years Later
6 Years Later
7 Years Later
8 Years Later
9 Years Later
10 Years Later

Cumulative Redundancy (Deficiency)         $442,098      $8,280,914     $15,368,962     $12,170,683
                                            =======       =========      ==========      ==========

Gross Liability for Unpaid Losses
 and Loss Adjustment Expenses           $74,905,284     $78,139,090     $87,469,000    $101,914,548     $93,596,117

Ceded Liability for Unpaid Losses
 and Loss Adjustment Expenses           (21,308,339)    (19,255,229)    (20,119,011)    (25,679,081)    (23,519,687)
                                         ----------      ----------      ----------      ----------      ----------
Net Liability for Unpaid Losses
 and Loss Adjustment Expenses           $53,596,945     $58,883,861     $67,349,989     $76,235,467     $70,076,430
                                         ==========      ==========      ==========      ==========      ==========

Gross Liability Reestimated             $76,509,675     $72,127,634     $73,494,183     $93,937,077
Ceded Liability Reestimated             (23,354,828)    (21,524,687)    (21,513,156)    (29,872,293)
                                         ----------      ----------      ----------      ----------
Net Liability Reestimated               $53,154,847     $50,602,947     $51,981,027     $64,064,784
                                         ==========      ==========      ==========      ==========

Gross Reserve Redundancy (Deficiency)   $(1,604,391)     $6,011,456     $13,974,817      $7,977,471
                                          =========       =========      ==========       =========

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

                                                  Twelve months ended December 31
                                                  -------------------------------
Statutory:                     2006            2005            2004            2003            2002
----------                     ----            ----            ----            ----            ----
Net premiums written        $38,166,864     $46,030,707     $51,089,573     $47,420,157     $38,363,201
Policyholders' surplus      $50,023,768     $36,586,441     $29,436,343     $26,103,440     $26,258,452
Ratio                         0.8 to 1        1.3 to 1        1.7 to 1        1.8 to 1        1.5 to 1

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

     o Under GAAP, fixed maturity securities, which are classified as available-for-sale, are reported at estimated fair values, rather than at amortized cost or the lower of amortized cost or market, depending on the specific type of security as required by SAP.

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

Regulation
----------
The insurance company operation is subject to regulation by the California Department of Insurance (the insurance department) and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance department's Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent Market Conduct Examination of Crusader covered rating and underwriting practices in California as reflected by policies issued during the three months period from December 15, 2005 through March 15, 2006, and by policies related thereto issued during the preceding two years. No significant issues were reported as a result of that examination. The insurance department also conducts periodic financial examinations of Crusader. The insurance department completed its financial examination of Crusader's December 31, 2004, statutory financial statements. No significant issues were reported as a result of that examination.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2006, was 624% of authorized control level risk-based capital.

The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.

LEVEL                      TRIGGER                                         CORRECTIVE ACTION
-----                      -------                                         -----------------
Company Action Level       Adjusted  Capital  less  than 200%              The insurer must submit a comprehensive plan to the
                           of Authorized Control Level                     insurance commissioner

Regulatory                 Action Level Adjusted Capital less than 150%    In addition to above, insurer is subject to examination,
                           of Authorized Control Level                     analysis, and specific corrective action.

Authorized                 Control Level Adjusted Capital less than 100%   In addition to both of the above, insurance commissioner
                           of Authorized Control Level                     may place insurer under regulatory control.

Mandatory Control Level    Adjusted Capital less than 70% of               Insurer must be placed under regulatory control.
                           Authorized Control Level

Insurance Regulatory Information System (IRIS) was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. IRIS helps those companies that merit highest priority in the allocation of the regulators' resources on the basis of 13 financial ratios that are calculated annually. The analytical phase is a review of annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties, but are not themselves indicative of adverse financial condition. The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance departments' own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement is performed to confirm that an insurer's situation calls for increased or close regulatory attention. In 2006, the Company was outside the usual values on one of the thirteen IRIS ratio tests. The ratio was the "Net Change in Adjusted Policyholders' Surplus." This ratio compares the Company's ratio to an established minimum and maximum range of greater than 10% decrease in adjusted policyholders' surplus and less than 25% increase in adjusted policyholders' surplus. The Company's net change in adjusted policyholders' surplus ratio was an increase of 37%.

California Insurance Guarantee Association
------------------------------------------
The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers' assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2005 or the 2006 calendar years.

Holding Company Act
-------------------
Crusader is subject to regulation by the insurance department pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the insurance department may examine the affairs of Crusader at any time. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the insurance department. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving the lesser of 3% of admitted assets or 25% of policyholders' surplus as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the insurance department of any dividend after declaration, but prior to payment.

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

A.M. Best Company has upgraded Crusader's financial strength rating from B+
(Good) to B++ (Good), effective January 2, 2007, with a rating outlook of stable.

Terrorism Risk Insurance Act of 2002
------------------------------------
On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (The Act) was signed by President Bush. On December 22, 2005, the United States' government extended the The Act, which was set to expire on December 31, 2005, for two more years. The Act establishes a program within the Department of the Treasury in which the Federal Government will share the risk of loss from acts of terrorism with the insurance industry. Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism committed by an individual(s) acting on behalf of any foreign interest, provided the terrorist act results in aggregate losses in excess of $5 million.

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

The Company does not write policies on properties considered to be a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. In 2006 Crusader received $380,569 in terrorism coverage premium from approximately 11% of its policyholders. Crusader's 2006 terrorism deductible was $11,324,734. Crusader's 2007 terrorism deductible is $11,338,443.

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

Insurance Premium Finance Operation
-----------------------------------
The Company's subsidiary, American Acceptance Corporation (AAC) is a licensed insurance premium finance company that provides insurance purchasers with the ability to pay their insurance premiums on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company. AAC provides premium financing for Crusader policies that are produced by Unifax in California.

Association Operation
---------------------
The Company's subsidiary, Insurance Club, Inc. dba AAQHC, An Administrator (AAQHC) (formally American Association of Quality Health Care), is a membership association and a third party administrator. AAQHC provides various consumer benefits to its members, including participation in group medical and dental insurance policies that it negotiates. AAQHC also provides services as a third party administrator and is licensed by the California Department of Insurance. For these services, AAQHC receives membership and fee income from its members.

Health and Life Insurance Operations
------------------------------------
The Company's subsidiary, American Insurance Brokers, Inc. (AIB) markets medical, dental, and life insurance in California through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For these services AIB receives commissions from insurance companies. Most of the business is produced through independent insurance agents and brokers. AIB holds licenses issued by the California Department of Insurance.

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

                                   COMPETITION
                                   -----------
General
-------
The property and casualty insurance industry is highly competitive in the areas of price, coverage, and service. It is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity.

The profitability of insurers is affected by many factors including rate and coverage competition, the frequency of claims and their average cost, natural disasters, state regulations, interest rates, crime rates, general business conditions, and court decisions redefining and expanding the extent of coverage and granting higher compensation awards. One of the challenging and unique features of the property and casualty business is the fact that, since premiums are collected before losses are paid, its products are normally priced before its costs are known.

Insurance Company and General Agency Operations (Property and Casualty)
----------------------------------------------------------------------
The Company's property and casualty insurance business continues to experience a competitive marketplace. There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company. In addition, Crusader competes not only with other insurance companies but also with other general agencies. Many of those general agencies offer more products than the Company. The principal method of competition among competitors is based on price. While the Company attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Additional information regarding competition in the insurance marketplace is discussed in the Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

Health and Life Insurance Operations
------------------------------------
Competition in the health and life insurance business is intense. In 2006 and 2005 approximately 69% and 72%, respectively, of the Company's health and life insurance business was from the CIGNA HealthCare medical and dental plan programs. CIGNA's plans consist of small group medical and dental policies and individual dental policies. CIGNA discontinued its individual and family health insurance programs to new policyholders in the state of California in April 2003 and terminated existing policyholders beginning November 1, 2003, through October 1, 2004. CIGNA's termination of its California individual and family health insurance did not affect CIGNA's individual and family dental plans or its group medical and dental plans. In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California. Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC. The new programs are competitively priced and are being actively marketed.

                                    EMPLOYEES
                                    ---------
On March 9, 2007, the Company employed 121 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.


ITEM 1A.  Risk Factors.
          ------------
The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. These risks are as follows:

Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses.
---------------------------------
Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have incurred which have not yet been reported to the Company. There is a high level of uncertainty inherent in the evaluation of the required losses and loss adjustment expense reserves for the Company. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. The Company sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

The Company's success depends on its ability to accurately underwrite risks and to charge adequate premiums to policyholders.
--------------------------------------------
The Company's financial condition, liquidity and results of operations depend in large part on the Company's ability to underwrite and set premiums accurately for the risks it faces. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, underwriting expenses, and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company's ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, without limitation:

   o Availability of sufficient reliable data.
   o Incorrect or incomplete analysis of available data.
   o Uncertainties inherent in estimates and assumptions.
   o Selection and application of appropriate rating formulae or other pricing methodologies.
   o Adoption of successful pricing strategies.
   o Prediction of policyholder retention (e.g., policy life expectancy).
   o Unanticipated court decisions, legislation or regulatory action.
   o Ongoing changes in the Company's claim settlement practices.
   o Unexpected inflation.
   o Social changes, particularly those affecting litigious inclinations.

Such risks may result in the Company's pricing being based on outdated, inadequate, or inaccurate data, or inappropriate analyses, assumptions, or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could under price risks, which would negatively affect the Company's margins, or it could overprice risks, which could reduce the Company's volume and competitiveness. In either event, the Company's operating results, financial condition, and cash flow could be materially adversely affected.

Inability to obtain reinsurance or to collect on ceded reinsurance could adversely affect the Company's ability to write new policies.
------------------------------------------------------------
The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of the Company's reinsurance will increase the risk of loss and could materially adversely affect its business and financial condition. Ceded reinsurance does not discharge the Company's direct obligations under the policies it writes. The Company remains liable to its policyholders even if the Company is unable to make recoveries that it believes it's entitled to under the reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid.

The insurance business is subject to extensive regulation and legislative changes, which may impact the manner in which the company operates its business.
-------------------------------------------------------------------------------
The insurance business is subject to extensive regulation by the California Department of Insurance. The California Department of Insurance has broad regulatory powers implemented to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

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

A downgrade in the financial strength rating of the insurance company could reduce the amount of business it may be able to write.
-----------------------------------------------------
Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Crusader's financial strength rating has been upgraded by A.M. Best Company from B+ (Good) to B++ (Good), effective January 2, 2007, with a rating outlook of stable. The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models, and is subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Any downgrade in the Company's A.M. Best rating could cause a reduction in the number of policies it writes and could have a material adverse effect on its results of operations and financial position.

Intense competition could adversely affect the ability to sell policies at premium rates the Company deem adequate.
---------------------------------------
The Company faces significant competition which, at times, is intense. If the Company is unable to compete effectively its business and financial condition could be materially adversely affected. Competition in the property and casualty marketplace is based on many factors including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength, and general experience. The Company competes with regional and national insurance companies. Some competitors have greater financial, marketing, and management resources than the Company. Intense competitive pressure on prices can result from the actions of even a single large competitor. The Company uses its own, proprietary premium rates to determine the price for its property and casualty policies.

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

The Company's geographic concentration ties its performance to the business, economic, and regulatory conditions in California.
-------------------------------------------------
The Company's insurance business is concentrated in California (100% of gross written premium in 2004 through 2006). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company's performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires, along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events.

The Company relies on independent insurance agents and brokers.
--------------------------------------------------------------
The failure or inability of independent insurance agencies and brokers to market the Company's insurance programs successfully could have a material adverse effect on its business, financial condition and results of operations. Independent brokers are not obligated to promote the Company's insurance programs and may sell competitors' insurance programs. The Company's business largely depends on the marketing efforts of independent brokers and on the Company's ability to offer insurance programs and services that meet the requirements of those brokers' customers.

Litigation may have an adverse effect on the Company's business.
---------------------------------------------------------------
The insurance industry is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. Although the Company has not been the target of any specific class action lawsuits, it is possible that a suit of this type could have a negative impact on the Company's business.

The Company relies on its information technology systems to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company's business, financial condition and results of operations.
-----------------------------------------------------------------
The Company depends on the accuracy, reliability, and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. The failure of hardware or software that supports the Company's information technology systems or the loss of data contained in the systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company's information technology systems, these systems are vulnerable to damage or interruption from events such as:

   o Earthquake, fire, flood and other natural disasters.
   o Terrorist attacks and attacks by computer viruses or hackers.
   o Power loss.
   o Unauthorized access.
   o Computer systems or data network failure.

It is possible that a system failure, accident, or security breach could result in a material disruption to the Company's business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company's results of operations.

The Company's disclosure controls and procedures may not prevent or detect all acts of fraud.
-------------
The Company's disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. The Company's management believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot ensure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

The ability of the Company to attract, develop and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to the Company's success.
---------------------------------
The Company must hire and train new employees, and retain current employees to handle its operations. The failure of the Company to successfully hire and retain a sufficient number of skilled employees could result in the Company having to slow the growth of its business. In addition, the failure to adequately staff its claims department could result in decreased quality of the Company's claims operations. The Company's success also depends heavily upon the continued contributions of its executive officers, both individually and as a group. The Company's future performance will be substantially dependent on its ability to retain and motivate its management team. The loss of the services of any of the Company's executive officers could prevent the Company from successfully implementing its business strategy, which could have a material adverse effect on the Company's business, financial condition, and results of operations.


ITEM 1B.  Unresolved Staff Comments.
          -------------------------
Not applicable.


ITEM 2.  Properties
         ----------
The Company presently occupies a 46,000 square foot office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012. Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building. The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007. The lease provides for an annual gross rent of $1,025,952 through March 31, 2007 and $1,066,990 from April 1, 2007 through March 31, 2012. In addition, the lease extension provides for two, five-year options with a rent increase of 5% for each option period. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations approximately 100% of the space it leases.


ITEM 3.  Legal Proceedings
         -----------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. Incidental actions are sometimes brought by customers or others that relate to disputes concerning the issuance or non-issuance of individual insurance policies or other matters. In addition, the Company resorts to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company's operations and are handled on a routine basis through its counsel.


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None

                                     PART II
                                     -------

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
         -------------------------------------

The Company's common stock is traded on the NASDAQ Stock Market under the symbol "UNAM." The high and low sales prices (by quarter) during the last two comparable twelve-month periods are as follows:

                                High         Low
      Quarter Ended             Price        Price
      -------------             -----        -----
      March 31, 2005           $11.50        $8.76
      June 30, 2005             $9.15        $8.00
      September 30, 2005        $9.58        $8.41
      December 31, 2005         $9.38        $8.45

      March 31, 2006            $9.74        $8.90
      June 30, 2006            $12.03        $9.19
      September 30, 2006       $12.14        $9.60
      December 31, 2006        $13.59       $10.13


Performance Graph
-----------------
The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and a peer group consisting of all NASDAQ property and casualty companies. The comparison assumes $100.00 was invested on December 31, 2001, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

(In accordance with Rule 304 of Regulation S-T, the Performance Graph is not reproduced in this electronic filing. The Performance Graph data is presented in tabular form below)

                           12/31/01     12/31/02     12/31/03     12/31/04     12/31/05     12/31/06
                           --------     --------     --------     --------     --------     --------
Unico American Corp.        100.0         59.4        105.2        179.1        176.2         246.5
NASDAQ Market Index         100.0         69.1        103.4        112.5        114.9         126.2
Peer Group Index            100.0        102.4        122.1        153.1        175.9         201.5

As of December 31, 2006, the approximate number of shareholders of record of the Company's common stock was 380. In addition, the Company estimates beneficial owners of the Company's common stock held in the name of nominees to be approximately 700.

The Company last declared a cash dividend on its common stock in 2002. Declaration of future annual cash dividends will be subject to the Company's profitability and its cash requirements. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 - "Business - Insurance Company Operation - Holding Company Act"). Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. Based on Crusader's statutory net income for the year ended December 31, 2006, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2007 is $13,396,732.

The Company previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 16 of "Notes to Consolidated Financial Statements"). No shares were repurchased during the year ended December 31, 2006. As of December 31, 2006, the Company has purchased and retired under the Board of Directors authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.


ITEM 6.  Selected Financial Data
         -----------------------

                                                                    Year ended December 31
                                                                    ----------------------
                                             2006             2005            2004            2003            2002
                                             ----             ----            ----            -----           -----
 Total revenues                           $54,717,381      $61,182,522     $61,903,310     $51,130,439     $46,028,642
 Total costs and expenses                  36,563,395       50,716,092      53,230,852      48,981,068      50,842,701
                                           ----------       ----------      ----------      ----------      ----------
 Income (loss) before taxes               $18,153,986      $10,466,430      $8,672,458      $2,149,371     $(4,814,059)
 Net income (loss)                        $11,794,241       $6,715,004      $5,681,500      $1,068,650     $(3,224,689)
 Basic earnings (loss) per share                $2.12            $1.22           $1.03           $0.19          $(0.59)
 Diluted earnings (loss) per share              $2.09            $1.20           $1.02           $0.19          $(0.59)
 Cash dividends per share                           -                -               -               -           $0.05
 Total assets                            $187,801,836     $186,297,179    $172,570,276    $161,493,695    $148,686,605
 Stockholders' equity                     $60,871,022      $48,394,373     $42,425,325     $38,470,857     $38,408,990


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------------------

                                    Overview
                                    --------
General
-------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries, insurance premium financing, and membership association services.

The Company's net income was $11,794,241 in 2006, $6,715,004 in 2005, and
$5,681,500 in 2004.

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

Insurance Company Operation
---------------------------
The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. Crusader is writing primarily Commercial Multiple Peril business only in the state of California. Crusader's financial strength rating has been upgraded by A.M. Best Company from B+ (Good) to B++
(Good), effective January 2, 2007, with a rating outlook of stable.

A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known. That is, when pricing its products, the Company must forecast the ultimate claim and loss adjustment costs. In addition, factors such as changes in regulations and legal environment, among other things, can all impact the accuracy of such cost forecasts.

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find and insurers' profits increase. The Company believes that the California property and casualty insurance market has transitioned to a "soft market" in the last few years The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth, and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. For the year ended December 31, 2006, gross written premium was $51,913,967, a decrease of $8,354,817 (14%) compared to 2005.

For the twelve months ended December 31, 2006, losses and loss adjustment expenses for insured events of the current year were $29,997,662, offset by $12,170,683 of favorable development for events of prior years. For the twelve months ended December 31, 2005, losses and loss adjustment expenses for insured events of the current year were $35,338,196, offset by $3,824,464 of favorable development for events of prior years. The favorable developments resulted from settling or re-estimating claims for lesser amounts than they were previously forecast.

Other Operations
----------------
The Company's other operations generate commissions, fees, and finance charges from various insurance products. The events that have the most significant economic impact are as follows:

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Policy fee income for the twelve months ended December 31, 2006, decreased 12% as compared to the prior year. The decrease in policy fee income is a result of a decrease in the number of policies issued during the twelve months ended December 31, 2006, as compared to 2005, offset in part by an approximate 8% increase in the policy fee for policies effective on or after June 26, 2005.

AAQHC provides various consumer benefits to its members, including participation in group health care and life insurance policies. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased 6% in the year ended December 31, 2006, compared to 2005. The decrease is a result of the decrease in the number of members. In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California. Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC. The new programs are competitively priced and are being actively marketed.

AIB sells and services health insurance policies for individual/family and small business groups and receives commissions based on the premiums that it writes. Commissions remained relatively comparable in the year ended December 31, 2006, compared to 2005.

AAC provides premium financing for Crusader policies that are produced by Unifax in California. Finance charges and fees earned by AAC during 2006 decreased 10% as compared to 2005. The decrease is primarily a result of a 17% decrease in the number of loans issued in 2006 compared to 2005. Average premium financed increased 8% to $2,758 in 2006 from $2,557 in 2005.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. Bedford receives a commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program decreased $135,714 (27%) as compared to 2005. The decrease is due to the continued intense competition in the daily automobile rental insurance program. Bedford continues to produce business only at rates that it believes are adequate. Primarily due to declining sales, in April 2006 Bedford hired a new general manager who has substantial experience in the daily automobile rental insurance business. Future sales growth of the Bedford program is also currently dependent upon the non-affiliated insurance company approving and implementing various product enhancements that Bedford recommends. Bedford is currently working with the non-affiliated insurance company to obtain their approval of the recommended program enhancements.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $147.3 million (at amortized cost) at December 31, 2006, compared to $140.6 million (at amortized cost) at December 31, 2005. Investment income for the twelve months ended December 31, 2006, increased $1.7 million or 39% in 2006 compared to 2005. The increase was primarily due to both an increase in invested assets of approximately $6.7 million (5%) and an increase in the Company's annualized yield on average invested assets from 3.2% in 2005 to 4.2% in 2006. The increase in the annualized yield on average invested assets is a result of higher yields in the marketplace on both new and reinvested assets. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of December 31, 2006, the weighted average maturity of the Company's fixed maturity investments was 1.3 years compared to 1.2 years and 1.4 years as of December 31, 2005, and December 31, 2004, respectively.

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

The cash flow provided by operations in the year ended December 31, 2006, was $6,297,894, a decrease in cash flow of $3,500,448 compared to the cash flow for the year ending December 31, 2005. Cash flow provided by operations for the year ended December 31, 2005, was $9,798,342, a decrease of $5,025,495 in cash provided compared to the year ended December 31, 2004. The Company has utilized the cash provided from operating activities and from the maturity of its fixed maturity investments primarily to purchase $68.9 million of fixed maturity securities in 2006.

The most significant liquidity risk faced by the Company is adverse development of the insurance company's loss and loss adjustment expense reserves. Based on the Company's current loss and loss expense reserves and expected current and future payments, the Company believes that there are no current liquidity issues. However, no assurance can be given that the Company's estimate of ultimate loss and loss adjustment expense reserves will be sufficient.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (excluding net unrealized gains or losses) at December 31, 2006, were $147,346,870 compared to $140,617,062 at December 31,
2005, a 5% increase. Crusader's cash and investments at December 31, 2006, was $144,120,695 or 98% of the total held by the Company, compared to $137,990,174 or 98% of the total held by the Company at December 31, 2005.

The Company's investments are as follows:

                                                       December 31, 2006        December 31, 2005        December 31, 2004
                                                       -----------------        -----------------        -----------------
                                                          Amount       %            Amount      %           Amount       %
                                                          ------       -            ------      -           ------       -
Fixed maturities (at amortized cost)
   Certificates of deposit                                $400,000      -          $500,000      -         $500,000       -
   U.S. treasury securities                            127,553,801     91       107,290,653     79       77,765,616      60
   U.S. government sponsored
     enterprise securities                                       -      -         6,000,000      4       11,998,772      10
   Industrial and miscellaneous (taxable)               12,523,393      9        21,403,239     16       37,754,927      29
   State and municipal (tax exempt)                         15,134      -           934,536      1          970,343       1
                                                       -----------    ---       -----------    ---      -----------     ---
        Total fixed maturity investments               140,492,328    100       136,128,428    100      128,989,658     100
                                                       -----------    ===       -----------    ===      -----------     ===

Short-term cash investments (at cost)
   Certificates of deposit                                 200,000      3           100,000      2          400,000      13
   Cash deposit in lieu of bond*                                 -      -           200,000      5          752,659      24
   Commercial paper                                      1,665,000     25         1,830,000     41        1,005,000      32
   Bank money market accounts                              210,270      3           182,673      4          803,949      26
   U.S. gov't obligation money market fund                 411,206      6         2,150,671     48          144,925       5
   Short-term U.S. treasury bills                        4,322,048     63                 -      -                -       -
   Bank savings accounts                                    11,483      -            11,818      -           11,585       -
                                                         ---------    ---         ---------    ---        ---------     ---
        Total short-term cash investments                6,820,007    100         4,475,162    100        3,118,118     100
                                                         ---------    ===         ---------    ===        ---------     ===

        Total investments                             $147,312,335             $140,603,590            $132,107,776
                                                      ============              ===========             ===========

* Deposits with superior courts to stay execution of judgment pending appeal of Crusader claims.

In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investment in fixed maturity securities are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

The Company's investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company's investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000 and the maximum in any one U.S. government agency or U.S. government sponsored enterprise is $3,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities are primarily pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity securities are rated and readily marketable and could be liquidated without any materially adverse financial impact.

During 2005 the Company began its conversion to a "paperless office" including improvements to its computer network, hardware, and other related computer infrastructure. These projects were substantially completed in 2006. The Company is now fine-tuning its paperless office systems and back scanning its previous paper files and documents. As of December 31, 2006, the Company had incurred approximately $760,000 of capital expenditures on the paperless office and the related computer infrastructure projects. During 2006, the Company began benefiting from these capital expenditures due to productivity improvements, improved customer service, and lower operating costs. In addition, the Company is in the process of enhancing its technology related to its underwriting procedures and electronic communication systems to better accommodate its customers' needs and to improve operating efficiencies.

Crusader's statutory capital and surplus as of December 31, 2006, was $50,023,768, an increase of $13,437,327 (37%) from December 31, 2005. Crusader's statutory capital and surplus as of December 31, 2005, was $36,586,441, an increase of $7,150,098 (24%) from December 31, 2004.

No dividends were declared or paid by Crusader to Unico in 2006, 2005 or 2004. Based on Crusader's statutory net income for the year ended December 31, 2005, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2007 is $13,396,732.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 16 of "Notes to Consolidated Financial Statements"). During the year ended December 31, 2006, the Company did not repurchase any shares of the Company's common stock. As of December 31, 2006, the Company has purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $933,053, statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2006, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

                                                               Within           1-3             3-5            After
Contractual Obligations                        Total           1 Year          Years           Years          5 years
-----------------------                        -----           ------          -----           -----          -------
Building lease                               $5,591,438      $1,056,731      $2,133,980      $2,133,980       $266,747
Loss and loss adjustment expense reserves*   93,596,117      35,007,595      36,371,998      12,755,566      9,460,958
                                             ----------      ----------      ----------      ----------      ---------
   Total                                    $99,187,555     $36,064,326     $38,505,978     $14,889,546     $9,727,705
                                             ==========      ==========      ==========      ==========      =========

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


                              Results of Operations
                              ---------------------

General
-------
The Company had net income of $11,794,241 for the year ended December 31, 2006, compared to net income of $6,715,004 for the year ended December 31, 2005, and net income of $5,681,500 for the year ended December 31, 2004. Total revenue for the year ended December 31, 2006, was $54,717,381 compared to $61,182,522 for the year ended December 31, 2005, and $61,903,310 for the year ended December 31, 2004.

For the year ended December 31, 2006, the Company had income before taxes of $18,153,986 compared to income before taxes of $10,466,430 in the year ended December 31, 2005, an increase in income before taxes of $7,687,556. The increase in pre-tax income was primarily due to an increase of $7,404,321 in the underwriting profit from Crusader.

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

The effect of inflation on the net income of the Company during the years ended December 31, 2006, 2005, and 2004 was not significant.

The Company derives revenue from various sources as discussed below.

Insurance Company Operation
---------------------------
Premium and loss information of Crusader are as follows:

                                                                      Year ended December 31
                                                                      ----------------------
                                                            2006                2005                2004
                                                            ----                ----                ----
 Gross written premium                                   $51,913,967         $60,268,784         $68,872,021
 Net written premium (net of reinsurance ceded)          $38,166,864         $46,030,707         $51,089,573
 Earned premium before reinsurance ceded                 $56,692,213         $64,712,764         $67,890,808
 Earned premium (net of reinsurance ceded)               $42,933,789         $50,477,920         $50,106,568
 Losses and loss adjustment expenses                     $17,826,979         $31,513,732         $34,450,738
 Gross unpaid losses and loss adjustment expenses        $93,596,117        $101,914,548         $87,469,000
 Net unpaid losses and loss adjustment expenses          $70,076,430         $76,235,467         $67,349,989

Crusader's primary line of business is commercial multiple peril policies. This line of business represented approximately 97% of Crusader's total written premium for the year ended December 31, 2006, 97% for the year ended December 31, 2005, and 98% for the year ended December 31, 2004.

As of December 31, 2006, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Montana, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

                                    Premiums
                                    --------
For the year ended December 31, 2006, gross written premium decreased by $8,354,817 (14%) over 2005. For the year ended December 31, 2005, gross written premium decreased by $8,603,237 (12%) over 2004. The decrease in written premium in both 2006 and 2005 reflected heightened competition and management's continued emphasis on rate adequacy and underwriting discipline. The Company cannot determine how long the existing market condition will continue, nor in which direction it might change.

The Company's future writings and growth are dependent on market conditions, competition, and upon the Company's ability to introduce new marketing channels and profitable products. The Company continues to believe that it can compete effectively and profitably by offering better service and by focusing its marketing efforts upon independent agents. Historically, most of Crusader's marketing was aimed at independent insurance brokers, representatives of the consumer. With the relatively recent advent of heightened competition and of declining sales, in 2007 Crusader adopted a plan to supplement its marketing efforts with independent agents, representatives of the Company. The Company believes that those agents will be particularly effective and that their efforts will not diminish the business historically produced by independent brokers. Crusader expects to begin making those agency appointments during 2007.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term. Premium earned before reinsurance decreased $8,020.551 (12%) in the year ended December 31, 2006, compared to the year ended December 31, 2005, and decreased $3,178,044 (5%) in the year ended December 31, 2005, compared to the year ended December 31, 2004. The decrease in earned premium before reinsurance in 2006 and 2005 is a direct result of the decrease in written premium in 2006 and 2005, respectively.

Earned ceded premium for the 12 months ended December 31, 2006, decreased $476,420 (3%) to $13,758,424 compared to $14,234,844 for the 12 months ended
December 31, 2005. Earned ceded premiums as a percentage of direct earned premiums were 24% and 22% for 2006 and 2005, respectively. Earned ceded premium for the 12 months ended December 31, 2005, decreased $3,594,396 (20%) to $14,234,844 compared to $17,784,240 for the 12 months ended December 31, 2004. Earned ceded premiums as a percentage of direct earned premiums were 22% and 26% for 2005 and 2004, respectively.

In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of
$1,000,000), and 30% in its property and casualty clash treaties.

Crusader's 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 1st layer primary excess of loss treaties do not provide for a contingent commission. Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2006, no contingent commission has been accrued for each of the periods discussed above.

Crusader's direct earned premium, earned ceded premium, and ceding com`mission are as follows:

                                                                           Year ended December 31
                                                                           ----------------------
                                                                    2006            2005            2004
                                                                    ----            ----            ----
Direct earned premium                                            $56,692,213     $64,712,764     $67,890,808

Earned ceded premium
  Excluding provisionally rated ceded premium                     13,825,061      14,281,810      17,843,805
  Provisionally rated ceded premium                                  (66,637)        (46,966)        (59,565)
                                                                  ----------      ----------      ----------
    Total earned ceded premium                                    13,758,424      14,234,844      17,784,240
Ceding commission                                                  4,376,474       4,647,748       6,031,987
                                                                   ---------       ---------      ----------
    Earned ceded premium, net of ceding commission                $9,381,950      $9,587,096     $11,752,253
                                                                   =========       =========      ==========

Ratios to direct earned premium
     Direct ceded premium                                                24%             22%             26%
     Earned ceded premium, net of ceding commission                      17%             15%             17%

                      Losses and Loss Adjustment Expenses
                      -----------------------------------
Losses and loss adjustment expenses and loss ratio are as follows:

                                                                           Year Ended December 31
                                                                           ----------------------
                                                                    2006            2005            2004
                                                                    ----            ----            ----
Net earned premium                                               $42,933,789     $50,477,920     $50,106,568

Net losses and loss adjustment expenses
  Provision for insured events of current year                    29,997,662      35,338,196      35,286,172
  (Decrease) in provision for events of prior years              (12,170,683)     (3,824,464)       (835,434)
                                                                  ----------      ----------      ----------
    Total net losses and loss adjustment expenses                $17,826,979     $31,513,732     $34,450,738
                                                                  ==========      ==========      ==========

Loss ratio                                                             41.5%           62.4%           68.8%

Expected losses and loss adjustment expenses are determined based on earned premiums. The portion of the premium dollar expected to pay claims costs is referred to as the expected loss and loss adjustment expense ratio. Accident years 2004 through 2006 has substantially the same expected loss and loss adjustment expense ratio. The Company's emerging loss and loss adjustment expense ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve diagnostics testing.

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

                             Year ended December 31
                             ----------------------
                         2006         2005         2004
                         ----         ----         ----
Loss ratio               41.5%        62.4%        68.8%
Expense ratio            21.5%        20.8%        20.6%
                         ----         ----         ----
Combined ratio           63.0%        83.2%        89.4%
                         ====         ====         ====

As indicated in the above table, the loss ratio for the year ended December 31, 2006, decreased to 41.5% from 62.4% in 2005 and 68.8% in 2004. The continuous decrease in the loss ratio was primarily due to improvements in the provision for prior years' incurred losses. Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

The Company's net losses and loss adjustment expenses for the calendar year ended December 31, 2006, were $17,826,979. This amount is comprised of accident year 2006 net losses and loss adjustment expenses of $29,997,662 and favorable development of prior accident years of $12,170,683. The Company's net losses and loss adjustment expenses for the calendar year ended December 31, 2005, were $31,513,732. This amount is comprised of accident year 2005 net losses and loss adjustment expenses of $35,338,196 and favorable development of prior accident years of $3,824,464. The Company's net losses and loss adjustment expenses for the calendar year ended December 31, 2004, were $34,450,738. This amount is comprised of accident year 2004 net losses and loss adjustment expenses of $35,286,172 and favorable development of prior accident years of $835,434.

The favorable development by accident year is as follows:

                                    Year Ended                 Year Ended                 Year Ended
                                 December 31, 2006          December 31, 2005          December 31, 2004
                                 -----------------          -----------------          -----------------
                                                                                       Favorable
                                 Favorable    % of          Favorable    % of          (Adverse)    % of
Accident Year                   Development   Total        Development   Total        Development   Total
-------------                   -----------   -----        -----------   -----        -----------   -----
Prior to 2001                     $701,989      6%           $474,872      12%         $(197,143)    (24%)
2001                               754,141      6%            754,085      20%          (147,614)    (18%)
2002                               819,572      7%            578,264      15%          (544,484)    (65%)
2003                             1,744,350     14%          1,618,207      42%         1,724,675     207%
2004                             7,524,447     62%            399,036      11%                 -       -
2005                               626,184      5%                  -                          -       -
                                ----------    ---           ---------     ---            -------     ---
Total prior accident years     $12,170,683    100%         $3,824,464     100%          $835,434     100%
                                ==========    ===           =========     ===            =======     ===

As reflected in the above table, the increase in the favorable development for the year ended December 31, 2006 is primarily due to a substantial decrease in the provision for losses and loss adjustment expenses for accident year 2004 during the calendar year 2006. This favorable development arose from the lower than expected emergence of losses during 2006 relative to expectations used to establish our loss reserves at the end of 2005 and 2004. The severity of late reported property and casualty claims that emerged during 2006 was lower than expected and case development on previously reported claims was better than expected. During the fourth quarter of 2006 the Company determined that the favorable development of accident year 2004, which developed during 2006, was sufficient to warrant a reduction in the ultimate expected losses and loss adjustment expenses for that accident year. During the first three quarters of 2006, the Company determined that the development during that period was not sufficient to warrant reducing accident year 2004 reserves further than previously recorded. Because the incidence of the CMP losses is subject to a considerable element of fortuity, reserve estimates for this line are based on an analysis of past loss experience on average over a period of years. As a result, the favorable development recognized in 2006 had a minimal effect on our determination of carried CMP loss reserves at December 31, 2006. The adjustment of prior accident year reserves discussed above is not necessarily indicative of the results that may be expected in future periods.

Any reduction in losses and loss adjustment expenses from redundancies in the Company's December 31, 2006, reserves over actual future payments, and/or any additional losses and loss adjustment expenses from actual future payments that exceed the Company's reserves, will be recognized in the consolidated statements of operations of future accounting periods. The Company's current expected loss and loss adjustment expense ratio assumption closely approximates the Company's historical average loss and loss adjustment expense ratio. A difference between the Company's current expected loss and loss adjustment expense ratio assumption and the actual loss and loss adjustment expense ratio for a given accident year will ultimately result in a dollar change (either higher or lower) that is a multiple of the earned premium for that year. The actual loss and loss adjustment expense ratio has been within five percentage points of the current expected loss and loss adjustment expense ratio in four of the Company's twenty-two years. Since the Company's net earned premium in 2006 was $42,933,789, a difference between the accident year 2006 actual and current expected loss and loss adjustment expense ratios of only five percentage points will ultimately impact losses and loss adjustment expenses by $2,146,689. The actual loss and loss adjustment expense ratio has been within ten percentage points of the current expected loss and loss adjustment expense ratio in nine of the Company's twenty-two years. A difference of ten percentage points on accident year 2006 will ultimately impact losses and loss adjustment expenses by $4,293,379. The actual loss and loss adjustment expense ratio has been within twenty percentage points of the current expected loss and loss adjustment expense ratio in fifteen of the Company's twenty-two years. A twenty percentage point difference between the accident year 2006 actual and the current expected loss and loss adjustment expense ratios will ultimately impact losses and loss adjustment expenses by $8,586,758. In addition, accident years 2005 and prior are still developing. Future development on those years might either offset or add to any future development that emerges on accident year 2006.

                Reserves for Losses and Loss Adjustment Expenses
                ------------------------------------------------
The Company's liability for unpaid loss and loss adjustment expense (reserves) consists of case reserves and reserves for incurred but not reported (IBNR) claims. Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported and are subsequently revised as more information about a claim becomes known. IBNR is computed using various actuarial methods and techniques and includes (1) reserves for losses and loss adjustment expenses on claims that have occurred but for which claims have not yet been reported to the Company, and (2) a provision for expected future development on case reserves for information not currently known.

The Company's loss and loss adjustment expense reserves are as follows:

                                            Year ended December 31
                                            ----------------------
                                    2006             2005             2004
                                    ----             ----             ----
Direct reserves
  Case reserves                  $21,796,117      $23,114,548      $19,699,000
  IBNR reserves                   71,800,000       78,800,000       67,770,000
                                  ----------      -----------       ----------
    Total direct reserves        $93,596,117     $101,914,548      $87,469,000
                                  ==========      ===========       ==========

Reserves net of reinsurance
  Case reserves                  $18,776,430      $19,135,467      $17,879,989
  IBNR reserves                   51,300,000       57,100,000       49,470,000
                                  ----------       ----------       ----------
    Total net reserves           $70,076,430      $76,235,467      $67,349,989
                                  ==========       ==========       ==========

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader's lines of business were as follows:

                                              Year ended December 31
                                              ----------------------
Line of Business              2006                     2005                     2004
----------------       ------------------      -------------------       -----------------
  CMP                 $90,604,178    96.8%     $98,758,298    96.9%     $83,677,560   95.7%
  Other Liability       2,736,790     2.9%       2,967,804     2.9%       3,592,719    4.1%
  Other                   255,149     0.3%         188,446     0.2%         198,721    0.2%
                       ----------   -----      -----------   -----       ----------  -----
     Total            $93,596,117   100.0%    $101,914,548   100.0%     $87,469,000  100.0%
                       ==========   =====      ===========   ======      ==========  =====

The Company`s consolidated financial statements include estimated reserves for unpaid losses and related loss adjustment expenses of the insurance company operation. The Company sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and all related loss adjustment expenses incurred as of that date, for both reported and unreported claims.

Analysis of the roll forward of reserves for losses and loss adjustment expenses
--------------------------------------------------------------------------------
The following table provides an analysis of the roll forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                         Year ended December 31
                                                                                         ----------------------
                                                                             2006              2005              2004
                                                                             ----              ----              ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                               $76,235,467       $67,349,989       $58,883,861
                                                                           ----------        ----------        ----------

Incurred losses and loss adjustment expenses
    Provision for insured events of current year                           29,997,662        35,338,196        35,286,172
    Decrease in provision for events of prior years                       (12,170,683)      (3,824,464)          (835,434)
                                                                           ----------        ----------        ----------
       Total losses and loss adjustment expenses                           17,826,979        31,513,732        34,450,738
                                                                           ----------        ----------        ----------

Payments
    Losses and loss adjustment expenses attributable to
     insured events of the current year                                     6,728,798         8,001,808         7,438,331
    Losses and loss adjustment expenses attributable to
     insured events of prior years                                         17,257,218        14,626,446        18,546,279
                                                                           ----------        ----------        ----------
       Total payments                                                      23,986,016        22,628,254        25,984,610
                                                                           ----------        ----------        ----------

Reserve for unpaid losses and loss adjustment expenses
  at end of year - net of reinsurance                                      70,076,430        76,235,467        67,349,989

Reinsurance recoverable on unpaid losses and loss
  adjustment expenses at end of year                                       23,519,687        25,679,081        20,119,011
                                                                           ----------        ----------        ----------
Reserve for unpaid losses and loss adjustment expenses at
  end of year per balance sheet, gross of reinsurance *                   $93,596,117      $101,914,548       $87,469,000
                                                                           ==========       ===========        ==========

* In accordance with Financial Accounting Standards Board Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the balance sheet.

The Company's net loss and loss adjustment expense reserve was $70,076,430 as of December 31, 2006. Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns. Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, one must consider the varying probabilities that the development pattern is off in varying degrees. If future development ultimately ends up being five percent different than the Company's 2006 reserve, approximately $3.5 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company's consolidated statement of operations in future periods. A variance of five percent of net loss and loss adjustment expense reserves is not an unlikely scenario. Similarly, a variance of ten percent of the Company's 2006 reserves would be reflected in approximately $7.1 million in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company's consolidated statements of operations in future periods. This is also not an unlikely scenario. Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

Other Insurance Operations
--------------------------
                              Association Operation
                              ---------------------

Membership and fee income from the association program of AAQHC is as follows:

                                                Year ended December 31
                                                ----------------------
                                         2006            2005            2004
                                         ----            ----            ----
Membership and fee income              $300,527        $318,349        $333,470

Membership and fee income for the year ended December 31, 2006, decreased $17,822 (6%), compared to the year ended December 31, 2005. Membership and fee income for the year ended December 31, 2004, decreased $15,121 (5%), compared to the year ended December 31, 2004. In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California. Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC. The new programs are competitively priced and are being actively marketed.

                        Health and Life Insurance Program
                        ---------------------------------
Commission income from the health and life insurance sales is as follows:

                                               Year ended December 31
                                               ----------------------
                                        2006            2005            2004
                                        ----            ----            ----
Commission income                    $1,634,438      $1,628,061      $2,156,924

AIB markets health and life insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income remained relatively comparable in the year ended December 31, 2006, compared to 2005. Commission income decreased $528,863 (25%) in the year ended December 31, 2005, compared to 2004. The decrease in commission in 2005 was primarily due to the discontinuance of CIGNA's individual and family health insurance program in the state of California. Commissions from carriers other than CIGNA for the year ended December 31, 2006, remained relatively comparable to 2005 and 2004.

                                Policy Fee Income
                                -----------------
Unifax sells and services insurance policies for Crusader. The policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income of Unifax is as follows:

                                               Year ended December 31
                                               ----------------------
                                        2006            2005            2004
                                        ----            ----            ----
Policy fee income                    $2,638,985      $3,001,966      $3,394,783
Policies issued                          15,186          17,927          20,885

Policy fee income for the year ended December 31, 2006, decreased $362,981 (12%) as compared to the year ended December 31, 2005. The 12% decrease in policy fee income is primarily a result of a 2,741 (15%) decrease in the number of policies issued during 2006 as compared to 2005, offset by the increase in policy fee from $165 per policy to $178 per policy effective on and after August 2005.

Policy fee income for the year ended December 31, 2005, decreased $392,817 (12%) as compared to the year ended December 31, 2004. The 12% decrease in policy fee income is primarily a result of a 2,958 (14%) decrease in the number of policies issued during 2005 as compared to 2004 offset, by the increase in policy fee from $165 per policy to $178 per policy effective on and after August 2005.

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

Commission and fee income from the daily automobile rental insurance program are as follows:

                                               Year ended December 31
                                               ----------------------
                                         2006            2005            2004
                                         ----            ----            ----
Rental program commission              $317,679        $411,189        $555,964
Contingent commission                    53,638          29,877           9,488
                                        -------         -------         -------
   Total commission                     371,317         441,066         565,452
Claim administration fee                  4,035          70,000               -
                                        -------         -------         -------
   Total commission and fee income     $375,352        $511,066        $565,452
                                        =======         =======         =======

The daily automobile rental insurance program commission and fee income decreased $135,714 (27%) from $511,066 in 2005 to $375,352 in 2006. Commission and fee income decreased $54,386 (10%) from $565,452 in 2004 to $511,066 in
2005. The daily automobile rental insurance program commission and fee income excluding claim administration fee and contingent commission decreased $93,510 (23%) from $411,189 in 2005 to $317,679 in 2006. Commission and fee income excluding claim administration fee and contingent commission decreased $144,775 (26%) from $555,964 in 2004 to $411,189 in 2005. Premium written in 2006 decreased 25% compared to premium written in 2005, and premium written in 2005 decreased 24% compared to premium written in 2004. The decrease in written premium in 2006 and 2005 is primarily due to the continued intense price competition in the daily automobile rental insurance program, which is causing these reductions in the Company's written premium and related commission income. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. To avoid underwriting losses for the non-affiliated insurance Company that it represents, Bedford continues to produce business only at rates that it believes to be adequate.

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

The Company's subsidiary U.S. Risk Managers, Inc., (U.S. Risk) ceased providing insurance claim administration services to the non-affiliated daily automobile insurer as of December 31, 2003; and it is currently inactive. As of December 31, 2003, the non-affiliated insurer assumed the claim administration responsibility for all outstanding and IBNR claims. During 2003, the Company recognized $200,000 of claim administration fees that were unearned as of December 31, 2002. Although U.S. Risk is inactive, the Company is still responsible for all claim administration cost arising from losses covered by premiums for which it received a claim administration fee. During 2004 and 2005, the Company did not receive any claim administration fees and did not incur any future internal claim administration costs. During 2005, the Company recognized an additional amount of $70,000 of the $100,000 claim administration fees that were unearned as of December 31, 2004. As of December 31, 2006, the non-affiliated insurer had billed the Company for the final claim administration costs due and the Company recognized the remaining balance in the amount of $4,035 as a claim administration fee income.

                         Other Commission and Fee Income
                         -------------------------------

Other commission and fee income are as follows:
                                                  Year ended December 31
                                                  ----------------------
                                             2006          2005          2004
                                             ----          ----          ----
Earthquake program commission income       $37,914       $48,519       $53,140
Miscellaneous commission and fee income        116            70           111
                                            ------        ------        ------
   Total other commission and fee income   $38,030       $48,589       $53,251
                                            ======        ======        ======

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999. Unifax receives a commission from these insurance companies based on premium written. Commission income on the earthquake program for the year ended December 31, 2006, decreased $10,605 (22%) compared to 2005. Commission income on the earthquake program for the year ended December 31, 2005, decreased $4,621 (9%) compared to 2004.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

                             Premium Finance Program
                             -----------------------
Premium finance charges and late fees earned from financing policies are as follows:
                                                 Year ended December 31
                                                  ----------------------
                                            2006          2005           2004
                                            ----          ----           ----
Premium finance charges and fees earned   $678,740      $758,325       $933,529
New loans                                    3,596         4,200          5,156

AAC provides premium financing for Crusader policies produced by Unifax in California. The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC's ability to market its competitive rates and service. Premium finance charges and fees earned decreased $79,585 (10%) in the year ended December 31, 2006, compared to 2005 due primarily to the fact that there were 604 (14%) fewer loans financed in the current year. Premium finance charges and fees earned decreased $175,204 (19%) in the year ended December 31, 2005, compared to 2004 due primarily to the fact that there were 956 (19%) fewer loans financed in the current year. During 2006, 32% of all Unifax policies were financed and 75% of those policies were financed by AAC. During 2005, 32% of all Unifax policies were financed and 75% of those policies were financed by AAC.

Investment Income and Net Realized Gains
----------------------------------------
Investment income and net realized gains are as follows:

                                                Year ended December 31
                                                ----------------------
                                          2006          2005           2004
                                          ----          ----           ----
Average Invested Assets
  at amortized cost                   $143,957,963  $136,355,683   $125,331,342

Interest income
  Insurance company operations          $5,906,079    $4,248,399     $4,204,573
  Other operations                         100,955        68,828         38,250
                                         ---------     ---------      ---------
    Total investment income
     and realized gains                 $6,007,034    $4,317,227     $4,242,823
                                         =========     =========      =========

 Yield on Average Invested Assets            4.17%         3.17%          3.39%

In the year ended December 31, 2006, while the Company's average invested assets (at amortized value) increased $7,602,280 (6%) compared to the year ended December 31, 2005, investment income earned increased $1,689,807 (39%) compared to the year ended December 31, 2005. The yield on average invested assets increased to 4.17% in 2006 from 3.17% in 2005. The increase in the yield on average invested assets is primarily the result of an increase in the average return on new and reinvested assets in the Company's investment portfolio. Due to the current interest rate environment, management believes it prudent to purchase fixed maturity investments with relatively short maturity duration. Thus, the weighted average maturity of the Company's fixed maturity investments as of December 31, 2006 was 1.3 years compared to 1.2 years as of December 31, 2005. The Company's average invested assets increased in the year ending December 31, 2006, primarily as a result of increased cash flows from operations. The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage. Tax-exempt securities generally carry a lower yield than taxable securities. These securities (at amortized value) decreased to $15,134 (0% of total investments) at December 31, 2006, compared to $934,536 (1% of total investments) at December 31, 2005.

In the year ended December 31, 2005, while the Company's average invested assets (at amortized value) increased $11,024,341 (9%) compared to the year ended December 31, 2004, investment income earned increased $74,404 (2%) compared to the year ended December 31, 2004. The yield on average invested assets decreased to 3.17% in 2005 from 3.39% in 2004. The decrease in the yield on average invested assets is primarily the result of a decline in the average return on new and reinvested assets in the Company's investment portfolio. Also contributing to the decline in the yield on average invested assets is a shorter weighted average maturity of new and reinvested assets. Due to the 2005 interest rate environment, management believes it prudent to purchase fixed maturity investments with shorter maturities, and therefore, the weighted average maturity of the Company's fixed maturity investments has decreased to 1.2 years as of December 31, 2005, from 1.4 years as of December 31, 2004. The Company's average invested assets increased in the year ending December 31, 2005, primarily as a result of increased cash flows from operations. The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage. These securities (at amortized value) decreased to $934,536 (1% of total investments) at December 31, 2005, compared to $970,343 (1% of total investments) at December 31, 2004.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2006, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                                       Weighted
Maturities by Calendar Year       Par Value       Amortized Cost       Fair Value    Average Yield
---------------------------       ---------       --------------       ----------    -------------
December 31, 2007                $70,275,000        $70,219,895        $69,923,874       4.16%
December 31, 2008                 49,360,000         49,348,028         49,294,401       4.85%
December 31, 2009                 13,500,000         13,593,098         13,646,589       5.07%
December 31, 2010                    100,000            100,000            100,000       4.11%
December 31, 2011                  7,250,000          7,231,307          7,200,078       4.61%
                                 -----------        -----------        -----------
   Total                        $140,485,000       $140,492,328       $140,164,942       4.52%
                                 ===========        ===========        ===========

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

                                                                           (Amounts in Thousands)
                                                                             As of December 31
                                                                             -----------------
                                                         2006                       2005                      2004
                                                 ---------------------      --------------------      --------------------
                                                 Amortized       Fair       Amortized      Fair       Amortized       Fair
Type of Security                                    Cost         Value        Cost         Value        Cost         Value
----------------                                    ----         -----        ----         -----        ----         -----
Certificates of deposit                               $400          $400         $500         $500         $500         $500
U.S. treasury securities                           127,554       127,192      107,291      106,563       77,766       77,299
U.S. government sponsored enterprise securities          -             -        6,000        5,933       11,999       11,853
Industrial and miscellaneous taxable bonds          12,523        12,558       21,403       21,631       37,755       38,950
State and municipal tax-exempt bonds                    15            15          934          922          970          958
                                                   -------       -------      -------      -------      -------      -------
     Total fixed maturity investments              140,492       140,165      136,128      135,549      128,990      129,560
Short-term cash investments                          6,820         6,820        4,475        4,475        3,118        3,118
                                                   -------       -------      -------      -------      -------      -------
     Total investments                            $147,312      $146,985     $140,603     $140,024     $132,108     $132,678
                                                   =======       =======      =======      =======      =======      =======

The following table summarizes, for all fixed maturities in an unrealized loss position at December 31, 2006, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss. No securities were sold at a loss during 2006, 2005, or 2004.

                            Amortized                              Gross
                              Cost           Fair Value       Unrealized Loss
                              ----           ----------       ---------------
0-6 months                $17,464,974       $17,406,777           $58,197
7-12 months                27,040,360        26,931,181           109,179
Over 12 months             57,120,330        56,813,213           307,117
                          -----------        ----------           -------
  Total                  $101,625,664      $101,151,171          $474,493
                          ===========       ===========           =======

At December 31, 2006, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of U.S. treasury securities. The fixed maturity investments with a gross unrealized loss position for continuous periods of 7 to 12 months consisted both U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade industrial securities and pre-refunded municipal bonds. The unrealized loss is primarily due to rising interest rates.

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $474,493 at December 31, 2006, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The Company sold one fixed maturity investment in the year ended December 31, 2006, with net realized gain in the amount of $2,617. The Company did not sell any fixed maturity investment in the year ended December 31, 2005.

                               Operating Expenses
                               ------------------
POLICY ACQUISITION COSTS are as follows:
                                                 Year ended December 31
                                                 ----------------------
                                             2006          2005          2004
                                             ----          ----          ----
Policy acquisition costs                  $9,250,989   $10,512,688   $10,319,186
Ratio to net earned premium (GAAP ratio)         22%           21%           21%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. No significant change in the ratio of policy acquisition cost to net earned premium was noted for the years ended December 31, 2006, 2005 and 2004.

SALARIES AND EMPLOYEE BENEFITS are as follows:

                                                                         Year ended December 31
                                                                         ----------------------
                                                               2006               2005               2004
                                                               ----               ----               ----
Total salaries and employee benefits incurred               $9,913,740         $9,401,757         $9,126,929
Less:  charged to losses and loss adjustment expenses       (1,320,508)        (1,387,198)        (1,335,778)
Less:  capitalized to policy acquisition costs              (2,731,683)        (2,873,586)        (2,921,985)
                                                             ---------          ---------          ---------
Net amount charged to operating expenses                    $5,861,549         $5,140,973         $4,869,166
                                                             =========          =========          =========

Total salaries and employee benefits incurred for the year ended December 31, 2006, increased $511,983 (5%) compared to the year ended December 31, 2005. Factors that affected the 5% increase were primarily general salary increases and increases in employee benefits costs. Total salaries and employee benefits incurred for the year ended December 31, 2005, increased $274,828 (3%) compared to the year ended December 31, 2004. Factors that affected the 3% increase were general salary increases and increases in employee benefits costs, offset by reduction in the number of employees.

COMMISSIONS TO AGENTS/BROKERS are as follows:
                                                 Year ended December 31
                                                 ----------------------
                                         2006            2005            2004
                                         ----            ----            ----
Commission to agents/brokers           $611,200        $674,674        $934,452

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health and life insurance program, the daily automobile rental insurance program, and the earthquake program. Commissions to agents and brokers decreased $63,474 (9%) for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Commissions to agents and brokers decreased $259,778 (28%) for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The decreases in both years are primarily the result of a decrease in premiums written and the related decrease in the commission expense in the health and life insurance program and the daily automobile rental insurance program.

OTHER OPERATING EXPENSES are as follows:
                                                Year ended December 31
                                                ----------------------
                                        2006            2005            2004
                                        ----            ----            ----
Other operating expenses             $3,012,678      $2,874,025      $2,657,310

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. Other operating expenses increased $138,653 (5%) for the year ended December 31, 2006, compared to the year ended December 31, 2005. Operating expenses increased $216,715 (8%) for the year ended December 31, 2005, compared to the year ended December 31, 2004.

                                  Income Taxes
                                  ------------
Income tax expense for the year ended December 31, 2006, was $6,359,745 compared to an income tax expense of $3,751,426 for the year ended December 31, 2005. The effective combined income tax rates for 2006 and 2005 were 35% and 36%, respectively. The pre-tax income increased $7,687,556 for the year ended December 31, 2006, compared to the year ended December 31, 2005, which resulted in an increased income tax expense in 2006. The income tax expense for the year ended December 31, 2005, was $3,751,426 compared to an income tax expense of $2,990,958 for the year ended December 31, 2004. The effective combined income tax rates for 2005 and 2004 were 36% and 34%, respectively.

In the year ended December 31, 2003, the Company recognized an income tax expense of $287,000 resulting from an assessment for the years 1999 and 2000 from the California Franchise Tax Board. The assessment resulted from a court ruling in Ceridian vs. Franchise Tax Board that held that the California statute permitting the tax deductibility of dividends received from a wholly owned insurance subsidiary was unconstitutional because it discriminated against out-of-state holding companies and thus was in violation of the interstate commerce clause of the United States Constitution. The ruling concluded that the discriminatory sections of the statute are not severable and the entire statute was invalid and unenforceable. California law provides that the proper remedy in such circumstances is to disallow the deduction to those taxpayers that benefited from the deduction. As a result of the court ruling, in February 2003, the Franchise Tax Board (FTB) notified the Company that it would issue a Notice of Proposed Assessment (NPA) for tax years 1999 and 2000 of approximately $287,000 representing California state franchise taxes plus related interest of approximately $80,000. In September 2004, California enacted legislation (AB
263) that addresses many aspects of the tax treatment of insurance company owners, including holding companies such as Unico. The legislation provides for an election, applicable if made to all tax years ending after December 1, 1997, and before January 1, 2005, under which a dividend-received deduction of up to 80% of dividends paid by an insurer to a non-insurer parent is allowed. In 2004, the Company made the election authorized by AB 263 and, therefore, has reversed 80% of the $287,000 income tax expense and 80% of the interest accrued thereon. In addition, as a result of AB 263, the Company is obligated to establish a state deferred tax liability which represents the Company's future state tax liability for all undistributed earnings of Crusader since January 1, 1993, in accordance with FASB 109.

Recently Issued Accounting Standards
------------------------------------
In June 2006, the Financial Accounting Standards Board (FASB) issued an interpretation of FASB Statement No. 109, "Accounting for Uncertainty in Income Taxes" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. The Company is currently assessing the effect of implementing FIN 48, and does not expect any material impact from the implementation of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 requires registrants to quantify misstatements by using both the balance-sheet and income-statement approaches and to determine whether financial statement restatement is necessary. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company's adoption of SAB 108 did not have an effect on its results of operations or financial positions.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statement No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires a business entity that sponsors an employer defined benefit plan to measure plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position and recognize funded status as a component of other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. There is no impact on the Company's consolidated financial statements from adoption of this standard since the Company does not provide a defined benefit plan to its employees.

In October 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of SOP 05-1 on its results of operations and financial position. The Company does not expect the impact of the adoption to have a material effect on its results of operations or financial position.

There were no other accounting standards issued during 2006 that are expected to have a material impact on the Company's consolidated financial statements.

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

Management makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Company's unpaid claims costs, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. The Company does not specifically identify reasonably likely scenarios other than utilizing management's best estimate. In addition to applying the various standard methods to the data, an extensive series of diagnostic tests of the resultant reserve estimates are applied to determine management's best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss. When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.

Some lines of insurance are commonly referred to as "long-tail" lines because of the extended time required before claims are ultimately settled. Lines of insurance in which claims are settled relatively quickly are called "short-tail" lines. It is generally more difficult to estimate loss reserves for long-tail lines because of the long period that elapses between the occurrence of a claim and its final disposition and the difficulty of estimating the settlement value of the claim. The Company's short-tail lines consist of its property coverages and its long-tail lines consist of its liability coverages. However, compared to other long-tail liability lines that are not underwritten by the Company, such as workers' compensation, professional liability, umbrella liability, and medical malpractice, the Company's liability claims tend to be settled relatively quicker.

The Company underwrites four statutory annual statement lines of business: (1) commercial multiple peril, (2) liability other than automobile and products, (3) fire, and (4) allied lines. Commercial multiple peril policies comprised 97% of the Company's 2006 and 2005 premium volume. Commercial multiple peril policies include both property and liability coverages. For all of the Company's coverages and lines of business, the Company's actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense, required by the expected loss ratio and Bornhuetter-Ferguson methods, and (2) expected development patterns, required by the loss development and Bornhuetter-Ferguson methods.

The Company also segregates most of its business into smaller homogeneous categories primarily for management's internal detailed business review and analysis. These homogeneous categories used by the Company include various combinations and special groupings of its lines of business, programs types, states, and coverages. Some categories exclude certain items and/or others include certain items. Not all categories are defined in the same way. This analysis includes the tracking of historical claims costs and development patterns separately for each of these uniquely designed categories. Generally, neither the liability development patterns nor the property development patterns vary significantly by category.

The accurate establishment of loss and loss adjustment expense reserves is a difficult process, as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Estimates are based on a variety of industry data and on the Company's current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid. Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.

At the end of each fiscal quarter, the Company's reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company's executive vice president, the Company's chief financial officer, and an independent consulting actuary. The Company uses the loss ratio method to estimate ultimate claims costs on the current accident year. The current accident year IBNR reserves are initially determined by multiplying earned premiums for the year by the expected loss and loss adjustment expense ratio, then subtracting the current accident year's cumulative incurred (paid plus case reserves) to date. This method is subject to adjustment based upon actual results incurred during the reporting period. This initial IBNR reserve is adjusted as subsequent development of that accident year takes place.

The Company also applies several additional standard actuarial methods to the historical claims costs data to estimate its unpaid claims liability for each accident year. The additional standard methods include loss development methods and Bornhuetter-Ferguson methods, both of which can be applied to paid loss and loss adjustment expense (claims costs), reported incurred (paid plus case reserve) claims costs, and/or claim counts. These methodologies do not vary by tail length; however, certain parameters do vary. In particular, loss development factors for short-tail property claims are different than for long-tail liability claims.

Development patterns generally do not tend to change materially over time. Generally, the Company has very little property claim development subsequent to the end of an accident year. Although liability claims may take 10 or more years to fully develop, most of the development occurs in the first five to six years subsequent to the end of the accident year. However, liability claims are substantially developed by two years subsequent to the end of the accident year. Other than the change in the expected loss and loss adjustment expense ratio assumption discussed above, the Company's reserving methodology assumptions have not changed in the years presented and the only significant effect on the Company's financial statements has resulted from estimated costs being adjusted as actual costs emerge.

The Company's actuarially based loss and loss adjustment expense reserve methodology does not include an implicit or explicit provision for uncertainty. Insurance claims costs are inherently uncertain. There is not a precise means of quantifying a provision for uncertainty when determining an appropriate liability for unpaid claims costs. Rather, the potential for claims costs being less than estimated and the potential for claims costs being more than estimated are considered when selecting the parameters to be used in the application of the actuarial methods and when testing the estimates for reasonableness. Management believes that its recorded loss and loss adjustment expense reserve makes reasonable provision for its liability for unpaid claims costs.

The information that management uses to arrive at its best reserve estimate comes from many sources within the Company, including its accounting, legal, claims, and underwriting departments. Informed managerial judgment is applied throughout the reserving process. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2006, the Company had 771 open claim files. During 2006, 1,230 new claim files were opened and 1,284 claim files were closed, leaving 717 open claim files at the end of 2006. Due to the small size of the Company and the related small population of claims, the Company's losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect the Company's reserve estimate. The potential variability from management's best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. In the case of the Company, the estimates proved to be too high in each of the past three years. The favorable development in 2004 through 2006 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

                                                                                           Calendar Year Ended December 31
                                                                                           -------------------------------
                                                                                      2006              2005              2004
                                                                                      ----              ----              ----
Net reserves for unpaid losses and loss adjustment expenses at beginning of year   $76,235,467       $67,349,989       $58,883,861
Net (decrease) in provision for events of prior years                             $(12,170,683)      $(3,824,464)        $(835,424)
Percent of development to beginning reserves                                            (16.0%)            (5.7%)            (1.4%)

The differences between actual and expected claims costs are typically not due to one specific factor, but a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors. Because of these and other factors, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

                                   Reinsurance
                                   -----------
The Company's receivable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from the Company's reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that the Company expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. The Company's estimate of the amounts receivable from reinsurers is regularly reviewed and updated by management as new data becomes available. The Company's assessment of the collectibility of the recorded amounts receivable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in then current operations. We evaluate each of our ceded reinsurance contracts at their inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2006, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company's financial statements:

The effect of ceded reinsurance on financial position is as follows:

                                                                                           Year ended December 31
                                                                                           ----------------------
                                                                                   2006             2005             2004
                                                                                   ----             ----             ----
Ceded losses and loss adjustment expenses incurred on excess of loss treaties*
-----------------------------------------------------------------------------
   Ceded paid losses and loss adjustment expenses                               $5,148,736       $6,828,051       $5,121,775
   Change in ceded case loss reserves                                             (959,394)       2,160,070       (1,336,218)
   Change in ceded IBNR reserves                                                (1,200,000)       3,400,000        2,200,000
                                                                                 ---------       ----------        ---------
      Total ceded losses incurred                                               $2,989,342      $12,388,121       $5,985,557
                                                                                 =========       ==========        =========

Ceded loss and loss adjusting expense recoverable on excess of loss treaties
----------------------------------------------------------------------------
  Ceded case loss and loss adjusting expense reserves recoverable               $3,019,687       $3,979,081       $1,819,011
  Ceded IBNR reserves recoverable                                               20,500,000       21,700,000       18,300,000
                                                                                ----------       ----------       ----------
      Total ceded loss and loss adjusting expense reserves recoverable         $23,519,687      $25,679,081      $20,119,011
                                                                                ==========       ==========       ==========

*There were no catastrophe losses incurred during the period covered by this table.

The effect of ceded reinsurance on results of operations is as follows:

                                                                     Year ended December 31
                                                                     ----------------------
                                                           2006              2005              2004
                                                           ----              ----              ----
Direct earned premium                                   $56,692,213       $64,712,764       $67,890,808
                                                         ==========        ==========        ==========
Earned ceded premium
  Excess of loss treaty premium                          12,668,766        13,448,281        17,210,476
  Catastrophe  treaty premium                             1,156,295           833,529           633,329
  Other                                                     (66,637)          (46,966)          (59,565)
                                                         ----------        ----------        ----------
     Total earned ceded premium                          13,758,424        14,234,844        17,784,240
Ceding commission                                         4,376,474         4,647,748         6,031,987
                                                          ---------         ---------        ----------
     Earned ceded premium, net of ceding commission      $9,381,950        $9,587,096       $11,752,253
                                                          =========         =========        ==========

The effect of ceded reinsurance on cash flow is as follows:

                                                                                           Year ended December 31
                                                                                           ----------------------
                                                                                   2006             2005               2004
                                                                                   ----             ----               ----
Changes in reinsurance recoverable from statements of cash flows                $3,602,749      $(7,253,268)        $(259,330)

The Company's reinsurance strategy is to reduce volatility in its expected loss and loss adjustment expense results by protecting the Company against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which it insures. On an annual basis, or sooner if warranted, the Company evaluates whether any changes to its retention, participation, or retained limits are necessary. The most significant change to the Company's reinsurance program during the three years ended December 31, 2006, was increasing its catastrophic reinsurance in 2005 from $15 million to $35 million.

The Company currently only writes business in the state of California. The types of businesses and the coverage limits written by the Company are not considered difficult lines for obtaining reinsurance. In addition, because the major catastrophe exposure is primarily from riots and fire following earthquakes, the Company does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

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

Related Party Transactions
--------------------------
The Company presently occupies a 46,000 square foot office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012. Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building. The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007. The lease provides for an annual gross rent of $1,025,952 through March 31, 2007 and $1,066,990 from April 1, 2007 through March 31, 2012. In addition, the lease extension provides for two five year options with a rent increase of 5% for each option period. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations approximately 100% of the space it leases.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets at December 31, 2006 and 2005 consisted of the following:
                                                       2006            2005
                                                       ----            ----
Fixed maturity bonds (at amortized cost)           $140,092,328    $135,628,428
Short-term cash investments (at cost)                 6,820,007       4,475,162
Certificates of deposit - over 1 year (at cost)         400,000         500,000
                                                    -----------     -----------
   Total invested assets                           $147,312,335    $140,603,590
                                                    ===========     ===========

The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than eight years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements is unrealized and no gains or losses are recognized in the consolidated statements of operations. Unrealized gains and losses are reported as separate components of stockholders' equity, net of any deferred tax effect. As of December 31, 2006, the Company's unrealized losses (net of unrealized gains) before income taxes on its fixed maturity bond portfolio were $327,386 compared to unrealized losses (net of unrealized gains) before income taxes of $579,128 as of December 31, 2005. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2006, would decrease by approximately $1,694,000. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold.

The Company's short-term investments and certificates of deposit have only minimal interest rate risk.

ITEM 8.  Financial Statements and Supplementary Data
         -------------------------------------------


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                          Number
                                                                          ------
Report of Independent Registered Public Accounting Firm                     39

Consolidated Balance Sheets as of December 31, 2006, and 2005               40

Consolidated Statements of Operations for the years ended
 December 31, 2006, 2005, and 2004                                          41

Consolidated Statements of Comprehensive Income for the years
 ended December 31, 2006, 2005, and 2004                                    42

Consolidated Statements of Changes in Stockholders' Equity for the
 years ended December 31, 2006, 2005, and 2004                              43

Consolidated Statements of Cash Flows for the years ended
 December 31, 2006, 2005, and 2004                                          44

Notes to Consolidated Financial Statements                                  45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




The Board of Directors and Stockholders
Unico American Corporation:


We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

                                    KPMG LLP

Los Angeles, California
March 23, 2007

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31         December 31
                                                                                                2006                2005
                                                                                                ----                ----
                                                           ASSETS
                                                           ------
Investments
   Available for sale:
     Fixed maturities, at fair value (amortized cost:  December 31,
       2006  $140,492,328; December 31, 2005  $136,128,428)                                 $140,164,942        $135,549,300
   Short-term investments, at cost                                                             6,820,007           4,475,162
                                                                                             -----------         -----------
      Total Investments                                                                      146,984,949         140,024,462
Cash                                                                                              34,535              13,472
Accrued investment income                                                                      1,762,586           1,207,278
Premiums and notes receivable, net                                                             5,841,749           6,740,793
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                      268,355           1,711,710
   Unpaid losses and loss adjustment expenses                                                 23,519,687          25,679,081
Deferred policy acquisition costs                                                              6,430,265           7,356,179
Property and equipment (net of accumulated depreciation)                                         739,080             824,504
Deferred income taxes                                                                          1,473,024           1,769,286
Other assets                                                                                     747,606             970,414
                                                                                             -----------         -----------
        Total Assets                                                                        $187,801,836        $186,297,179
                                                                                             ===========         ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                   $93,596,117        $101,914,548
Unearned premiums                                                                             26,434,187          30,619,047
Advance premium and premium deposits                                                           1,802,243           1,460,790
Income taxes payable                                                                           1,605,385                   -
Accrued expenses and other liabilities                                                         3,492,882           3,908,421
                                                                                             -----------         -----------
        Total Liabilities                                                                   $126,930,814        $137,902,806
                                                                                             -----------         -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, no par - authorized 10,000,000 shares, issued and outstanding shares 5,592,119 at December 31, 2006, and 5,496,315
   at December 31, 2005                                                                       $3,236,745          $2,720,487
Accumulated other comprehensive (loss)                                                          (216,074)           (382,224)
Retained earnings                                                                             57,850,351          46,056,110
                                                                                              ----------          ----------
        Total Stockholders' Equity                                                           $60,871,022         $48,394,373
                                                                                              ----------          ----------

        Total Liabilities and Stockholders' Equity                                          $187,801,836        $186,297,179
                                                                                             ===========         ===========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                     2006                   2005                 2004
                                                     ----                   ----                 ----
REVENUES
--------
Insurance Company Revenues
   Premium earned                                 $56,692,213            $64,712,764          $67,890,808
   Premium ceded                                   13,758,424             14,234,844           17,784,240
                                                   ----------             ----------           ----------
     Net premium earned                            42,933,789             50,477,920           50,106,568
   Investment income                                5,903,462              4,248,399            4,204,573
   Realized investment gains                            2,617                      -                    -
   Other income                                       102,700                107,193              103,806
                                                   ----------             ----------           ----------
        Total Insurance Company Revenues           48,942,568             54,833,512           54,414,947

Other Revenues from Insurance Operations
     Gross commissions and fees                     4,987,332              5,508,031            6,503,880
     Investment income                                100,955                 68,828               38,250
     Finance charges and fees earned                  678,740                758,325              933,529
     Other income                                       7,786                 13,826               12,704
                                                   ----------             ----------           ----------
          Total Revenues                           54,717,381             61,182,522           61,903,310
                                                   ----------             ----------           ----------

EXPENSES
--------
Losses and loss adjustment expenses                17,826,979             31,513,732           34,450,738
Policy acquisition costs                            9,250,989             10,512,688           10,319,186
Salaries and employee benefits                      5,861,549              5,140,973            4,869,166
Commissions to agents/brokers                         611,200                674,674              934,452
Other operating expenses                            3,012,678              2,874,025            2,657,310
                                                   ----------             ----------           ----------
         Total Expenses                            36,563,395             50,716,092           53,230,852
                                                   ----------             ----------           ----------

Income Before Taxes                                18,153,986             10,466,430            8,672,458

Income Tax Expense                                  6,359,745              3,751,426            2,990,958
                                                    ---------              ---------            ---------

         Net Income                               $11,794,241             $6,715,004           $5,681,500
                                                   ==========              =========            =========


PER SHARE DATA:
--------------
Basic
   Earnings Per Share                                   $2.12                  $1.22                $1.03
   Weighted Average Shares                          5,567,883              5,495,948            5,490,346
Diluted  Earnings Per Share
   Earnings Per Share                                   $2.09                  $1.20                $1.02
   Weighted Average Shares                          5,652,901              5,612,426            5,581,295



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                     2006             2005            2004
                                                                     ----             ----            ----
Net income                                                        $11,794,241      $6,715,004      $5,681,500
Other changes in comprehensive income, net of tax:
   Unrealized gains (losses) on securities classified as
    available-for-sale arising during the period                      166,150        (758,396)     (1,734,807)
                                                                   ----------       ---------       ---------
      Comprehensive Income                                        $11,960,391      $5,956,608      $3,946,693
                                                                   ==========       =========       =========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004


                                                                             Accumulated
                                                   Common Shares                Other
                                            -------------------------       Comprehensive
                                            Issued and                          Income           Retained
                                            Outstanding       Amount           (Losses)          Earnings          Total
                                            -----------       ------            ------           --------          -----

Balance - December 31, 2003                  5,489,815      $2,700,272        $2,110,979       $33,659,606     $38,470,857

Net shares issued for exercise of
  stock options                                  2,500           7,775                 -                 -           7,775
Change in comprehensive income,
   net of deferred income tax                        -               -        (1,734,807)                -      (1,734,807)
Net income                                           -               -                 -         5,681,500       5,681,500
                                             ---------       ---------           -------        ----------      ----------
Balance - December 31, 2004                  5,492,315      $2,708,047          $376,172       $39,341,106     $42,425,325

Net shares issued for exercise of
  stock options                                  4,000          12,440                 -                 -          12,440
Change in comprehensive income,
   net of deferred income tax                        -               -          (758,396)                -        (758,396)
Net income                                           -               -                 -         6,715,004       6,715,004
                                             ---------       ---------           -------        ----------      ----------
Balance - December 31, 2005                  5,496,315      $2,720,487         $(382,224)      $46,056,110     $48,394,373

Net shares issued for exercise of
  stock options                                 95,750         313,132                 -                 -         313,132
Tax benefit from disqualified incentive
   stock options                                     -         203,126                                             203,126
Shares canceled or adjusted                         54               -                 -                 -               -
Change in comprehensive income,
   net of deferred income tax                        -               -           166,150                 -         166,150
Net income                                           -               -                 -        11,794,241      11,794,241
                                             ---------       ---------           -------        ----------      ----------
Balance - December 31, 2006                  5,592,119      $3,236,745         $(216,074)      $57,850,351     $60,871,022
                                             =========       =========           =======        ==========      ==========



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                                  2006               2005             2004
                                                                                  ----               ----             ----
Cash flows from operating activities:
   Net income                                                                  $11,794,241        $6,715,004       $5,681,500
   Adjustments to reconcile net income to net cash from operations
      Depreciation and amortization                                                238,834           160,571           95,084
      Bond amortization, net                                                       (66,447)          109,840          251,318
     Net realized gain on sale of fixed maturities                                  (2,617)                -                -
   Changes in assets and liabilities
      Premium, notes and investment income receivable                              343,736           869,767          723,457
      Reinsurance recoverable                                                    3,602,749        (7,253,268)        (259,330)
      Deferred policy acquisition costs                                            925,914           847,059         (148,875)
      Other assets                                                                 (53,261)         (197,085)         156,375
      Reserve for unpaid losses and loss adjustment expenses                    (8,318,431)       14,445,548        9,329,910
      Unearned premium reserve                                                  (4,184,860)       (5,037,346)         981,213
      Advance premium and premium deposits                                         341,453           393,566          (51,394)
      Accrued expenses and other liabilities                                      (415,539)       (1,316,362)      (1,750,505)
      Tax benefit from disqualified incentive stock options                       (203,126)                -                -
      Income taxes current/deferred                                              2,295,248            61,048         (184,916)
                                                                                 ---------         ---------       ----------
         Net Cash Provided from Operations                                       6,297,894         9,798,342       14,823,837
                                                                                 ---------         ---------       ----------

Cash flows from investing activities:
   Purchase of fixed maturity investments                                      (68,914,691)      (59,444,701)     (51,447,350)
   Proceeds from maturity of fixed maturity investments                         63,589,500        52,196,090       33,530,817
   Proceeds from sale of fixed maturity investments                              1,004,000                 -                -
   Net (increase) decrease in short-term investments                            (2,318,488)       (1,357,044)       4,112,347
   Additions to property and equipment                                            (153,410)         (706,671)         (50,398)
                                                                                 ---------         ---------       ----------
         Net Cash (Used) by Investing Activities                                (6,793,089)       (9,312,326)     (13,854,584)
                                                                                 ---------         ---------       ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                          313,132            12,440            7,775
   Tax benefit from disqualified incentive stock options                           203,126                 -                -
   Repayment of notes payable - related parties                                          -          (500,000)      (1,000,000)
                                                                                   -------           -------        ---------
         Net Cash Provided (Used) by Financing Activities                          516,258          (487,560)        (992,225)
                                                                                   -------           -------          -------

Net increase (decrease) in cash                                                     21,063            (1,544)         (22,972)
     Cash at beginning of year                                                      13,472            15,016           37,988
                                                                                    ------            ------           ------
        Cash at End of Year                                                        $34,535           $13,472          $15,016
                                                                                    ======            ======           ======

Supplemental cash flow information Cash paid during the period for:
         Interest                                                                        -            $6,330          $13,666
         Income taxes                                                           $4,325,651        $3,740,922       $3,383,876



          See accompanying notes to consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
Nature of Business
------------------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and provides insurance premium financing and membership association services through its other subsidiaries. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
---------------------
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). As described in Note 13, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting that differs from GAAP.

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

Investments
-----------
All of the Company's fixed maturity investments are classified as available-for-sale and are stated at fair value. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates fair value. The unrealized gains or losses from fixed maturities are reported as "accumulated other comprehensive income
(loss)," which is a separate component of stockholders' equity, net of any deferred tax effect. When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations. Realized gains and losses, if any, are included in the Consolidated Statements of Operations based on the specific identification method.

The Company had unrealized investment losses, net of deferred taxes, of $216,074 as of December 31, 2006, and unrealized investment losses, net of deferred taxes, of $382,224 as of December 31, 2005.

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

Earnings Per Share
------------------
Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When dilutive, outstanding stock options are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, options are excluded from the calculation of diluted earnings per share, as the inclusion of such options would have an anti-dilutive effect.

Revenue Recognition
--------------------
     a.  General Agency Operations
     -----------------------------
     Commissions and policy fees due the Company are recognized as income on the effective date of the insurance policies.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Restricted Funds
----------------
Restricted funds are as follows:
                                              Year ended December 31
                                              ----------------------
                                              2006             2005
                                              ----             ----

Premium trust funds (1)                     $933,053         $265,668
Cash deposited in lieu of bond (2)                 -          200,000
Assigned to state agencies (3)               700,000          700,000
                                           ---------        ---------
     Total restricted funds               $1,633,053       $1,165,668
                                           =========        =========

      (1) As required by law, the Company segregates from its operating accounts the premiums collected from insurers which are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments.

      (2) Included in short-term investments for the year ended December 31, 2005 is a deposit assigned and held by Travis County. The deposit was filed with the superior courts in lieu of a bond in order to stay execution of judgments and to allow the Company to appeal the judgment in these matters.

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

Reinsurance
-----------
The Company cedes reinsurance to provide for greater diversification of business to allow management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and reinsurance recoverable on both paid and unpaid losses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

Segment Reporting
-----------------
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the year ended December 31, 2006, 90% of consolidated revenues for the year ended December 31, 2005, and 88% for the year ended December 31, 2004. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The insurance company operation is conducted through the Company's wholly owned subsidiary Crusader Insurance Company (Crusader), which as of December 31, 2006, was licensed as an admitted insurance carrier in the states of Arizona, California, Montana, Nevada, Oregon, and Washington. Crusader is a multiple-line property and casualty insurance company, which began transacting business on January 1, 1985. As of December 31, 2006, 97% of Crusader's business was commercial multiple peril insurance policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Commercial liability coverages insure against third party liability from accidents occurring on the insured's premises or arising out of its operations, such as injuries sustained from products sold or operation of the insured premises. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis. Revenues, income before income taxes and assets by segment are as follows:

                                                           Year ended December 31
                                                           ----------------------
                                                  2006               2005               2004
                                                  ----               ----               ----
Revenues
--------
Insurance company operation                    $48,942,568        $54,833,512        $54,414,947
                                                ----------         ----------         ----------

Other insurance operations                      20,095,648         22,847,069         26,380,789
Intersegment elimination (1)                   (14,320,835)       (16,498,059)       (18,892,426)
                                                ----------         ----------         ----------
     Total other insurance operations            5,774,813          6,349,010          7,488,363
                                                 ---------          ---------          ---------

     Total revenues                            $54,717,381        $61,182,522        $61,903,310
                                                ==========         ==========         ==========

Income (loss) before income taxes
---------------------------------
Insurance company operation                    $19,589,474         $9,615,682         $5,333,273
Other insurance operations                      (1,435,488)           850,748          3,339,185
                                                ----------         ----------          ---------
     Total income before income taxes          $18,153,986        $10,466,430         $8,672,458
                                                ==========         ==========          =========

Assets
------
Insurance company operation                   $167,475,047       $166,911,366       $151,963,707
Intersegment eliminations (2)                   (1,711,026)        (2,180,548)        (2,285,589)
                                               -----------        -----------        -----------
     Total insurance company operation         165,764,021        164,730,818        149,678,118
Other insurance operations                      22,037,815         21,566,361         22,892,158
                                               -----------        -----------        -----------
     Total assets                             $187,801,836       $186,297,179       $172,570,276
                                               ===========        ===========        ===========

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks
----------------------
In 2006 100% of Crusader's gross premium written was derived from California. In 2006 approximately 69% of the $1,136,306 commission and fee income from the Company's health and life insurance program was from CIGNA HealthCare medical and dental plan programs.

At December 31, 2006, the Company's reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $23,788,042 were as follows:

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           A.M. Best       Amount
Name of Reinsurer                           Rating       Recoverable
-----------------                           ------       -----------
Platinum Reinsurance                           A          $12,899,390
Partners Reinsurance of the U.S.               A+           2,812,356
Hannover Ruckversicherungs AG                  A            6,670,345
General Reinsurance Corporation                A++            744,005
QBE Reinsurance Corporation                    A              661,946
                                                           ----------
     Total                                                $23,788,042
                                                           ==========

Stock-Based Compensation
------------------------
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), using the modified prospective transition method and therefore has not restated results from prior periods. Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Prior to January 1, 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123 (SFAS
123), "Accounting for Stock-Based Compensation," and FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of SFAS 123, as amended for applicable periods prior to 2006. In December 2004, FASB Statement No. 123R (SFAS 123R) which revised SFAS 123 was issued and was adopted by the Company in 2006 (see Note 14).

On December 30, 2005, the Company accelerated the vesting of all of its outstanding stock-based compensation awards granted under the Company's 1999 Omnibus Stock Plan. All accelerated options were "in the money." The number of shares covered by the options accelerated totaled 67,500 of which 37,500 were originally scheduled to vest on January 1, 2006 and 30,000 were originally scheduled to vest on January 1, 2007. The Company accelerated vesting of the options in order to minimize the compensation costs associated with the adoption of SFAS 123R. All accelerated options were granted to long-term management employees who were not expected to leave the Company prior to the originally scheduled vesting date. The estimated compensation cost which will be excluded from future periods as a result of the acceleration of the vesting of the options is approximately $89,100. There were no options granted during 2006 and there were no unvested options as of January 1, 2006 on adoption of SFAS 123R, as a result, there is no compensation expenses recorded for the year ended December 31, 2006.

Had compensation cost for the Company's stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net income for the years ended December 31, 2005, and December 31, 2004, would have been reduced to the pro forma amounts indicated in the following table:

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                       Year ended December 31
                                                                                       ----------------------
                                                                                       2005             2004
                                                                                       ----             ----
Net income
   As reported                                                                       $6,715,004       $5,681,500

Deduct:
  Total stock-based employee compensation expense determined under fair value
  based method for all awards, net of related tax effects                                     -           43,604

  Estimated stock-based employee compensation expense due to the acceleration of
  future stock options net of related tax effects                                        89,100                -
                                                                                      ---------        ---------
      Pro forma                                                                      $6,625,904       $5,637,896
                                                                                      =========        =========

Income per share
  As reported                                                                             $1.22           $1.03
  Pro forma                                                                               $1.21           $1.03

Income per share - assuming dilution:
  As reported                                                                             $1.20           $1.02
  Pro forma                                                                               $1.18           $1.01

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

Recently Issued Accounting Standards
------------------------------------
In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation of FASB Statement No. 109, "Accounting for Uncertainty in Income Taxes" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective January 1, 2007. The Company is currently assessing the effect of implementing FIN 48, and does not expect any material impact from the implementation of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


within those fiscal years. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 requires registrants to quantify misstatements by using both the balance-sheet and income-statement approaches and to determine whether financial statement restatement is necessary. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company's adoption of SAB 108 did not have an effect on its results of operations or financial position.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statement No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires a business entity that sponsors an employer defined benefit plan to measure plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position and recognize funded status as a component of other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. There is no impact on the Company's consolidated financial statements from adoption of this standard since the Company does not provide a defined benefit plan to its employees.

In October 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of SOP 05-1 on its results of operations and financial position. The Company does not expect the impact of the adoption to have a material effect on its results of operations or financial position.

There were no other accounting standards issued during 2006 that are expected to have a material impact on the Company's consolidated financial statements.


NOTE 2 - ADVANCE PREMIUM AND PREMIUM DEPOSITS
         ------------------------------------
The insurance company operation records a liability for advance premium that represents the written premium on policies that have been submitted to the Company and are bound, billed, and recorded prior to their effective date of coverage. These advance premiums are not included in written premium or the liability for unearned premium.

Some of the Company's health and life programs require payments of premium prior to the effective date of coverage; and, accordingly, invoices are sent out as early as two months prior to the coverage effective date. Insurance premiums received for coverage months effective after the balance sheet date are recorded as advance premiums. The Company received deposits to guarantee the payment of premiums for past coverage months on its daily automobile rental program. These deposits are required when information such as gross receipts or number of rental cars is required to compute the actual premium due but is not available until after the coverage month.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENTS
--------------------
The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

                                                                           Gross           Gross             Estimated
                                                          Amortized      Unrealized      Unrealized             Fair
                                                             Cost          Gains           Losses               Value
                                                             ----          -----           ------               -----
December 31, 2006
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                                   $400,000              -               -             $400,000
  U.S. treasury securities                               127,553,801        $65,513        $427,668          127,191,646
  State and municipal tax-exempt bonds                        15,134              -             104               15,030
  Industrial and miscellaneous taxable bonds              12,523,393         81,594          46,721           12,558,266
                                                         -----------        -------         -------          -----------
     Total fixed maturities                             $140,492,328       $147,107        $474,493         $140,164,942
                                                         ===========        =======         =======          ===========
December 31, 2005
-----------------
Available for sale:
  Fixed maturities
  ----------------
  Certificates of deposit                                   $500,000              -               -             $500,000
  U.S. treasury securities                               107,290,653              -        $727,741          106,562,912
  U.S. government sponsored enterprise securities          6,000,000              -          66,570            5,933,430
  State and municipal tax-exempt bonds                       934,536              -          12,551              921,985
  Industrial and miscellaneous taxable bonds              21,403,239       $262,912          35,178           21,630,973
                                                         -----------        -------         -------          -----------
     Total fixed maturities                             $136,128,428       $262,912        $842,040         $135,549,300
                                                         ===========        =======         =======          ===========

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

                                                                                      Year ended December 31
                                                                                      ----------------------
                                                                                2006           2005            2004
                                                                                ----           ----            ----
Gross unrealized appreciation of fixed maturities:                            $147,107       $262,912       $1,242,024
Gross unrealized (depreciation) of fixed maturities:                          (474,493)      (842,040)        (672,067)
                                                                               -------        -------          -------
Net unrealized appreciation (depreciation) on investments                     (327,386)      (579,128)         569,957
Deferred federal tax income (expense)                                          111,312        196,904         (193,785)
                                                                               -------        -------          -------
  Net unrealized appreciation (depreciation), net of deferred income taxes   $(216,074)     $(382,224)        $376,172
                                                                               =======        =======          =======

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2006, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                            Amortized          Estimated
                                               Cost            Fair Value
                                               ----            ----------
Due in one year or less                     $70,219,895        $69,923,874
Due after one year through five years        70,272,433         70,241,068
Due after five years through ten years                -                  -
                                            -----------        -----------
   Total fixed maturities                  $140,492,328       $140,164,942
                                            ===========        ===========

The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2006 and December 31, 2005.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Year Ended           Amortized                            Gross
December 31            Cost            Fair Value     Unrealized Loss
-----------            ----            ----------     ---------------

2006
----
0-6 months          $17,464,974        $17,406,777        $58,197
7-12 months          27,040,360         26,931,181        109,179
Over 12 months       57,120,330         56,813,213        307,117
                    -----------        -----------        -------
  Total            $101,625,664       $101,151,171       $474,493
                    ===========        ===========        =======
2005
----
0-6 months          $46,834,903        $46,585,392       $249,511
7-12 months          14,327,095         14,166,247        160,848
Over 12 months       50,421,376         49,989,695        431,681
                     ----------        -----------        -------
  Total            $111,583,374       $110,741,334       $842,040
                    ===========        ===========        =======

At December 31, 2006, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of U.S. treasury securities. The fixed maturity investments with a gross unrealized loss position for continuous periods of 7 to 12 months consisted both U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade industrial securities, and pre-refunded municipal bonds. The unrealized loss is primarily due to rising interest rates.

At December 31, 2005, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months and 7 to 12 months both consisted of U.S. treasury securities and investment grade industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, U.S. government sponsored enterprise securities, and pre-refunded municipal bonds. The unrealized loss is primarily due to rising interest rates.

The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $474,493 at December 31, 2006, were temporary in nature. However, facts and circumstances may change which could result in a decline in fair value considered to be other than temporary. The Company sold one fixed maturity investment in the year ended December 31, 2006, with net realized gain in the amount of $2,617. The Company did not sell any fixed maturity investment in the year ended December 31, 2005.

Short-term investments have an initial maturity of one year or less and consist of the following:
                                                     Year ended December 31
                                                     ----------------------
                                                     2006            2005
                                                     ----            ----
Short-term U.S. treasury bill                     $4,322,048               -
Certificates of deposit                              200,000        $100,000
Cash deposited in lieu of bond*                            -         200,000
Commercial paper                                   1,665,000       1,830,000
Bank money market accounts                           210,270         182,673
U.S. government obligation money market fund         411,206       2,150,671
Bank savings accounts                                 11,483          11,818
                                                   ---------       ---------
   Total short-term investments                   $6,820,007      $4,475,162
                                                   =========       =========

*Deposit with superior court to stay execution of judgment pending appeal of Crusader claim.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company manages its own investment portfolio. A summary of net investment and related income is as follows:

                                                  Year ended December 31
                                                  ----------------------
                                          2006            2005           2004
                                          ----            ----           ----
Fixed maturities                       $5,824,510      $4,218,302     $4,200,190
Realized gains on fixed maturities          2,617               -              -
Short-term investments                    179,907          98,925         42,633
                                        ---------       ---------      ---------
     Total investment income           $6,007,034      $4,317,227     $4,242,823
                                        =========       =========      =========


NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)
         --------------------------------------------------------
Property and equipment consist of the following:

                                                                             Year ended December 31
                                                                             ----------------------
                                                                             2006              2005
                                                                             ----              ----
Furniture, fixtures, computer, office, and transportation equipment       $2,350,451        $2,197,041
Accumulated depreciation                                                   1,611,371         1,372,537
                                                                           ---------         ---------
   Net property and equipment                                               $739,080          $824,504
                                                                             =======           =======


NOTE 5 - PREMIUMS, COMMISSIONS AND NOTES RECEIVABLE, NET
         -----------------------------------------------

Premiums, commissions and notes receivable, net are as follows:

                                                Year ended December 31
                                                ----------------------
                                                2006              2005
                                                ----              ----
Premiums and commission receivable           $2,177,694        $2,690,402
Premium finance notes receivable              3,669,606         4,057,137
                                              ---------         ---------
   Total premiums and notes receivable        5,847,300         6,747,539
Less allowance for doubtful accounts              5,551             6,746
                                              ---------         ---------
   Net premiums and notes receivable         $5,841,749        $6,740,793
                                              =========         =========

Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.

Bad debt expense for the year ended December 31, 2006, and the year ended December 31, 2005, were $10,023 and $8,927, respectively. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term. These notes are net of unearned finance charges.


NOTE 6 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
         ------------------------------------------

The Company's loss and loss adjustment expense reserves are as follows:

                                             Year ended December 31
                                             ----------------------
                                     2006             2005             2004
                                     ----             ----             ----
Direct reserves
  Case reserves                   $21,796,117      $23,114,548      $19,699,000
  IBNR reserves                    71,800,000       78,800,000       67,770,000
                                   ----------      ----------        ----------
     Total direct reserves        $93,596,117     $101,914,548      $87,469,000
                                   ==========      ===========       ==========

Reserves net of reinsurance
  Case reserves                   $18,776,430      $19,135,467      $17,879,989
  IBNR reserves                    51,300,000       57,100,000       49,470,000
                                   ----------       ----------       ----------
     Total net reserves           $70,076,430      $76,235,467      $67,349,989
                                   ==========       ==========       ==========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader's lines of business were as follows:

                                                  Year ended December 31
                                                  ----------------------
Line of Business              2006                         2005                        2004
----------------        ------------------           ------------------          ------------------
CMP                    $90,604,178    96.8%         $98,758,298    96.9%        $83,677,560    95.7%
Other Liability          2,736,790     2.9%           2,967,804     2.9%          3,592,719     4.1%
Other                      255,149     0.3%             188,446     0.2%            198,721     0.2%
                        ----------   -----          -----------   -----          ----------   -----
     Total             $93,596,117   100.0%        $101,914,548   100.0%        $87,469,000   100.0%
                        ==========   =====          ===========   =====          ==========   =====

The Company`s consolidated financial statements include estimated reserves for unpaid losses and related loss adjustment expenses of the insurance company operation. The Company sets loss and loss adjustment expense reserves at each balance sheet date at management's best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and all related loss adjustment expenses incurred as of that date, for both reported and unreported claims.

The following table provides an analysis of the roll-forward of Crusader's losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

                                                                                      Year ended December 31
                                                                                      ----------------------
                                                                             2006              2005              2004
                                                                             ----              ----              ----
Reserve for unpaid losses and loss adjustment expenses
  at beginning of year - net of reinsurance                               $76,235,467       $67,349,989       $58,883,861
                                                                           ----------        ----------        ----------

Incurred losses and loss adjustment expenses
    Provision for insured events of current year                           29,997,662        35,338,196        35,286,172
    Decrease in provision for events of prior years                       (12,170,683)       (3,824,464)         (835,434)
                                                                           ----------        ----------        ----------
       Total losses and loss adjustment expenses                           17,826,979        31,513,732        34,450,738
                                                                           ----------        ----------        ----------

Payments
    Losses and loss adjustment expenses attributable to
     insured events of the current year                                     6,728,798         8,001,808         7,438,331
    Losses and loss adjustment expenses attributable to
     insured events of prior years                                         17,257,218        14,626,446        18,546,279
                                                                           ----------        ----------        ----------
       Total payments                                                      23,986,016        22,628,254        25,984,610
                                                                           ----------        ----------        ----------

Reserve for unpaid losses and loss adjustment expenses
  at end of year - net of reinsurance                                      70,076,430        76,235,467        67,349,989

Reinsurance recoverable on unpaid losses and loss
  adjustment expenses at end of year                                       23,519,687        25,679,081        20,119,011
                                                                           ----------        ----------        ----------
Reserve for unpaid losses and loss adjustment expenses at
  end of year per balance sheet, gross of reinsurance *                   $93,596,117      $101,914,548       $87,469,000
                                                                           ==========       ===========        ==========

* In accordance with Financial Accounting Standards Board Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the balance sheet.

The Company's net losses and loss adjustment expenses for the calendar year ended December 31, 2006, were $17,826,979. This amount is comprised of accident year 2006 net losses and loss adjustment expenses of $29,997,662 and favorable development of prior accident years of $12,170,683. The Company's net losses and loss adjustment expenses for the calendar year ended December 31, 2005, were $31,513,732. This amount is comprised of accident year 2005 net losses and loss adjustment expenses of $35,338,196 and favorable development of prior accident years of $3,824,464. The Company's net losses and loss adjustment expenses for the calendar year ended December 31, 2004, were $34,450,738. This amount is comprised of accident year

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2004 net losses and loss adjustment expenses of $35,286,172 and favorable development of prior accident years of $835,434.


NOTE 7 - DEFERRED POLICY ACQUISITION COSTS
         ---------------------------------

The following table provides an analysis of the roll forward of Crusader's deferred policy acquisition costs:

                                                                      Year ended December 31
                                                                      ----------------------
                                                              2006              2005              2004
                                                              ----              ----              ----
Deferred policy acquisition costs at beginning of year     $7,356,179        $8,203,238        $8,054,363
Policy acquisition costs incurred during year               8,325,075         9,665,629        10,468,061
Policy acquisition costs amortized during year             (9,250,989)      (10,512,688)      (10,319,186)
                                                            ---------         ---------        ----------
   Deferred policy acquisition costs at end of year        $6,430,265        $7,356,179        $8,203,238
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


NOTE 8 - LEASE COMMITMENT TO RELATED PARTY
         ---------------------------------
The lease commitment provides for the following minimum annual rental commitments:

  Year ending
  -----------
  December 31, 2007                               1,056,731
  December 31, 2008                               1,066,990
  December 31, 2009                               1,066,990
  December 31, 2010                               1,066,990
  December 31, 2011                               1,066,990
  December 31, 2012 (through March 31, 2012)        266,747
                                                  ---------
    Total minimum payments                       $5,591,438
                                                  =========

The Company presently occupies a 46,000 square foot office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012. Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building. The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007. The lease provides for an annual gross rent of $1,025,952 through March 31, 2007 and $1,066,990 from April 1, 2007 through March 31, 2012. In addition, the lease extension provides for two, five-year options with a rent increase of 5% for each option period. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations approximately 100% of the space it leases. The total rent expense under this lease agreement was $1,025,952 for the year ended December 31, 2006; $1,025,952 for the year ended December 31, 2005; and $1,025,952 for the year ended December 31, 2004.


NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES
         --------------------------------------
Accrued expenses and other liabilities consist of the following:

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Year ended December 31
                                                       ----------------------
                                                        2006            2005
                                                        ----            ----

   Premium payable                                   $2,221,559      $2,494,285
   Unearned claim administration income                       -          30,000
   Profit sharing contributions                         650,000         645,000
   Accrued salaries                                     345,560         333,354
   Commission payable                                   214,766         210,451
   Other                                                 60,997         195,331
                                                      ---------       ---------
      Total accrued expenses and other liabilities   $3,492,882      $3,908,421
                                                      =========       =========


NOTE 10 - COMMITMENT AND CONTINGENCIES
          ----------------------------
The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is also required to resort to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its general counsel.

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insurer who was issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or others, which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and they do not materially affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated operation or financial position.


NOTE 11 - REINSURANCE
          -----------
A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written by it to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations.

Crusader's primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss                                                       A.M Best                    Annual Aggregate
Year      Reinsurer(s)                                      Rating       Retention        Deductible
----      -----------                                       ------       ---------        ----------
2006      Platinum Underwriters Reinsurance, Inc. &            A
          Hannover Ruckversicherungs AG                        A          $300,000          $500,000

2005      Platinum Underwriters Reinsurance, Inc. &            A
          Hannover Ruckversicherungs AG                        A          $300,000          $500,000

2004      Platinum Underwriters Reinsurance, Inc. &            A
          Hannover Ruckversicherungs AG                        A          $250,000          $500,000

2003      Platinum Underwriters Reinsurance, Inc. &            A
          Hannover Ruckversicherungs AG &                      A
          QBE Reinsurance Corporation                          A          $250,000          $500,000

2002      Partner Reinsurance Company of the U.S.              A+         $250,000          $675,000

2001      Partner Reinsurance Company of the U.S.              A+         $250,000          $500,000

2000      Partner Reinsurance Company of the U.S.              A+         $250,000          $500,000

1999      General Reinsurance Corporation                      A++        $250,000          $750,000

1998      General Reinsurance Corporation                      A++        $250,000          $750,000

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

In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of
$1,000,000), and 30% in its property and casualty clash treaties.

Crusader's 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2006, no contingent commission has been accrued. The 2005 1st layer primary excess of loss treaties do not provide for a contingent commission. Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. The Company will calculate and report to the reinsurer its net profit, if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Based on losses and loss adjustment expenses ceded (including incurred but not reported losses) as of December 31, 2006, no contingent commission has been accrued.

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

The aggregate amount of earned premium ceded to the reinsurers was $13,758,424 for the year ended December 31, 2006, $14,234,844 for the year ended December 31, 2005, and $17,784,240 for the year ended December 31, 2004.

On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader that includes a reimbursement of the cost of acquiring the portion of the premium that is ceded. Crusader does not currently assume any reinsurance. Ceding commission was $4,376,474 in 2006, $4,647,748 in 2005, and $6,031,987 in 2004. The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

                                                                       Year ended December 31
                                                                       ----------------------
                                                             2006               2005               2004
                                                             ----               ----               ----
Premiums written:
   Direct business                                        $51,913,967        $60,268,784        $68,872,021
   Reinsurance assumed                                              -                  -                  -
   Reinsurance ceded                                      (13,747,103)       (14,238,077)       (17,782,448)
                                                           ----------         ----------         ----------
      Net premiums written                                $38,166,864        $46,030,707        $51,089,573
                                                           ==========         ==========         ==========

Premiums earned:
   Direct business                                        $56,692,213        $64,712,764        $67,890,808
   Reinsurance assumed                                              -                  -                  -
   Reinsurance ceded                                      (13,758,424)       (14,234,844)       (17,784,240)
                                                           ----------         ----------         ----------
      Net premiums earned                                 $42,933,789        $50,477,920        $50,106,568
                                                           ==========         ==========         ==========

Incurred losses and loss adjustment expenses:
   Direct                                                 $20,816,321        $43,901,853        $40,436,295
   Assumed                                                          -                  -                  -
   Ceded                                                   (2,989,342)       (12,388,121)        (5,985,557)
                                                           ----------         ----------         ----------
      Net incurred losses and loss adjustment expenses    $17,826,979        $31,513,732        $34,450,738
                                                           ==========         ==========         ==========

Reinsurance ceded premium as a percentage of direct earned premium was 24% in 2006, 22% in 2005 and 26% in 2004. The decrease in the ratio is primarily the result of rate decreases by the Company's reinsurers due to the Company's improving ceded loss experience.


NOTE 12 - RETIREMENT PLANS
          ----------------
Profit Sharing Plan
-------------------
During the fiscal year ended March 31, 1986, the Company adopted the Unico American Corporation Profit Sharing Plan. Company employees who are at least 21 years of age and have been employed by the Company for at least two years are participants in such Plan. Pursuant to the terms of such Plan, the Company annually contributes for the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. Participants must be employed by the Company on the last day of the plan year to be eligible for contribution. Participants are entitled to receive distribution of benefits under the Plan upon retirement, termination of employment, death or disability.

Money Purchase Plan
-------------------
During the year ended December 31, 1999, the Company adopted the Unico American Corporation Money Purchase Plan. This plan covers the present executive officers of the Company. Pursuant to the terms of such Plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. However, amounts contributed to the Unico American Corporation Profit Sharing Plan will be considered first in determining the actual amount available under the Internal Revenue Service maximum contribution limits. Participants must be employed by the Company on the last day of the plan year to be eligible for contribution. Participants are entitled to receive distribution of benefits under the Plan upon retirement, termination of employment, death or disability.

Retirement plans expense was as follows:

   Year ended December 31, 2006      $896,063
   Year ended December 31, 2005      $867,532
   Year ended December 31, 2004      $759,482

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STATUTORY CAPITAL AND SURPLUS
          -----------------------------
Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory). Statutory accounting practices differ in certain respects from GAAP. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or fair value, depending on the quality of the security as specified by the NAIC; (c) equity securities are valued by the NAIC as required by Statutory Accounting Principles; d) non-admitted assets are charged directly against surplus; (e) loss reserves and unearned premium reserves are stated net of reinsurance; and (f) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed 10% of statutory surplus; changes in deferred taxes are recorded directly to surplus as regards policyholders. Additionally, the cash flow presentation is not consistent with U.S. generally accepted accounting principles and reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting.

Crusader Insurance Company statutory capital and surplus are as follows:

    As of December 31, 2006            $50,023,768
    As of December 31, 2005            $36,586,441

Crusader Insurance Company statutory net income is as follows:

    Year ended December 31, 2006       $13,396,732
    Year ended December 31, 2005        $6,817,451
    Year ended December 31, 2004        $3,343,859

The insurance department also conducts periodic financial examinations of Crusader. The insurance department has completed its financial examination of Crusader's December 31, 2004, statutory financial statements. A final report on the examination was issued by the department of insurance on May 10, 2006. No significant issues were reported in the final report.

The Company believes that Crusader's statutory capital and surplus were sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance. Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. Based on Crusader's statutory net income for the year ended December 31, 2006, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2007 is $13,396,732. There were no dividends paid by Crusader to Unico in 2006, 2005, or in 2004.

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk, and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader's adjusted capital at December 31, 2006, was 624% of authorized control level risk-based capital.

Insurance Regulatory Information System (IRIS) was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


condition of insurance companies. IRIS helps those companies that merit highest priority in the allocation of the regulators' resources on the basis of 13 financial ratios that are calculated annually. The analytical phase is a review of annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties but are not themselves indicative of adverse financial condition. The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance department's own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer's annual statement is performed to confirm that an insurer's situation calls for increased or close regulatory attention. In 2006, the Company was outside the usual values on one of the thirteen IRIS ratio tests. The ratio was the Net Change in Adjusted Policyholders' Surplus. This ratio compares the Company's ratio to an established minimum and maximum range of greater than 10% decrease in adjusted policyholders' surplus and less than 25% increase in adjusted policyholders' surplus. The Company's net change in adjusted policyholders' surplus ratio was an increase of 37%.


NOTE 14 - STOCK PLANS
          -----------
The Company's 1999 Omnibus Stock Plan that covers 500,000 shares of the Company's common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999. On August 26, 1999, the Company granted 135,000 incentive stock options. As of December 31, 2006, 92,500 of those options were outstanding and exercisable, 2,500 options had been exercised, and 40,000 options had been terminated. These options expire 10 years from the date of the grant.

On December 18, 2002, the Company granted 182,000 incentive stock options under the Company's 1999 Omnibus Stock Plan. On December 30, 2005, the Company accelerated the vesting of 37,500 options that were originally schedule to vest on January 1, 2006, and 30,000 options that were originally schedule to vest on January 1, 2007 (see Note 1). As of December 31, 2006, 79,750 of those options were outstanding and exercisable, 99,750 options had been exercised and 2,500 options had been terminated. These options expire 10 years from the date of the grant.

The changes in the number of common shares under option are summarized as follows:
                                                        Weighted Average
                                           Options       Exercise Price
                                           -------       --------------
Outstanding at December 31, 2003           277,000          $5.216
   Options granted                               -               -
   Options exercised                        (2,500)          3.110
   Options terminated                       (2,500)          3.110
                                           -------
Outstanding at December 31, 2004           272,000           5.254
   Options granted                               -               -
   Options exercised                        (4,000)          3.110
   Options terminated                            -               -
                                           -------
Outstanding at December 31, 2005           268,000           5.286
   Options granted                               -               -
   Options exercised                       (95,750)          3.270
   Options terminated                            -               -
                                           -------
Outstanding at December 31, 2006           172,250          $6.407
                                           =======

Options exercisable were 172,250 at December 31, 2006, at a weighted average exercise price of $6.407; 268,000 at December 31, 2005, at a weighted average exercise price of $5.286; 149,500 at December 31, 2004, at a weighted average exercise price of $7.01. Aggregate intrinsic value of outstanding and currently exercisable options at December 31, 2006 was $1,149,383.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information regarding the stock options outstanding at December 31, 2006:

                                Weighted            Weighted                              Weighted
                                 Average             Average                               Average
              Number of         Remaining        Exercise Price       Number of         Exercise Price
  Exercise     Options       Contractual Life    of Outstanding        Options         of Exercisable
   Price     Outstanding         (Years)             Options         Exercisable           Options
   -----     -----------          -----              -------         -----------           -------
   $9.25        92,500            2.65                $9.25              92,500            $9.25
   $3.11        79,750            5.96                $3.11              79,750            $3.11


NOTE 15 - TAXES ON INCOME
          ---------------
The provision for taxes on income consists of the following:

                                          Year ended December 31
                                          ----------------------
                                  2006               2005               2004
                                  ----               ----               ----
Current provision:
  Federal                      $6,137,538         $3,319,904         $2,947,668
  State                            11,537            142,923             64,400
                                ---------          ---------          ---------
     Total federal and state    6,149,075          3,462,827          3,012,068
Deferred                          210,670            288,599            (21,110)
                                ---------          ---------          ---------
     Provision for taxes       $6,359,745         $3,751,426         $2,990,958
                                =========          =========          =========


The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the table below:

                                                         Year ended December 31
                                                         ----------------------
                                                 2006             2005             2004
                                                 ----             ----             ----
Computed income tax expense                   $6,172,355       $3,558,586       $2,948,636
Tax effect of:
  State tax, net of federal tax benefit           90,623          272,789           65,237
  Federal tax in excess of 34%                   173,196                -                -
  Tax exempt income                               (3,184)          (4,166)         (10,612)
    Other                                        (73,245)         (75,783)         (12,303)
                                               ---------        --------         ---------
      Income tax per financial statements     $6,359,745       $3,751,426       $2,990,958
                                               =========        =========        =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

                                                                                   Year ended December 31
                                                                                   -----------------------
                                                                                   2006              2005
                                                                                   ----              ----
Deferred tax assets:
  Discount on loss reserves                                                     $2,361,583        $2,270,225
  Unearned premiums                                                              2,002,863         2,116,186
  Unrealized loss on investments                                                   111,312           196,904
  State income tax deductible in future periods                                    181,007           145,270
  Other                                                                            176,154           112,072
                                                                                 ---------         ---------
      Total deferred tax assets                                                 $4,832,919        $4,840,657
                                                                                 ---------         ---------
Deferred tax liabilities:
  Deferred acquisition costs                                                    $2,447,275        $2,501,101
  State tax on undistributed insurance company earnings                            521,235           283,663
  Tax depreciation in excess of book depreciation                                  150,138           112,758
  Other                                                                            241,247           173,849
                                                                                 ---------         ---------
      Total deferred tax liabilities                                            $3,359,895        $3,071,371
                                                                                 ---------         ---------

      Net deferred tax assets                                                   $1,473,024        $1,769,286
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


NOTE 16 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
          -----------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the year ended December 31, 2006, the Company did not purchase any shares of the Company's common stock. As of December 31, 2006, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - EARNINGS PER SHARE
          -------------------
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

                                                                      Year ended December 31
                                                                      ----------------------
                                                            2006               2005               2004
                                                            ----               ----               ----
Basic Earnings Per Share
 Net income numerator                                   $11,794,241         $6,715,004         $5,681,500
                                                         ==========          =========          =========
 Weighted average shares outstanding denominator          5,567,883          5,495,948          5,490,346
                                                          =========          =========          =========

 Per share amount                                             $2.12              $1.22              $1.03

Diluted Earnings Per Share
 Net income numerator                                   $11,794,241         $6,715,004         $5,681,500
                                                         ==========          =========          =========

 Weighted average shares outstanding                      5,567,883          5,495,948          5,490,346
 Effect of diluted securities                                85,018            116,478             90,949
                                                          ---------          ---------          ---------
 Diluted shares outstanding denominator                   5,652,901          5,612,426          5,581,295
                                                          =========          =========          =========

 Per share amount                                             $2.09             $1.20              $1.02


NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
          --------------------------------------------
Summarized unaudited quarterly financial data for each of the calendar years 2006 and 2005 is set forth below:

                                                 Comparable Period by Quarter Ended
                                                 ----------------------------------
                                   March 31           June 30        September 30       December 31
                                   --------           -------        ------------       -----------
Calendar Year 2006
------------------
Total revenues                    $14,073,675       $13,667,146       $13,659,332       $13,317,228
Income before taxes                 2,914,143         3,013,171         3,404,647         8,822,025
Net income                          1,887,550         1,956,720         2,214,146         5,735,825
Earnings per share: Basic               $0.34             $0.35             $0.40             $1.03
                    Diluted             $0.34             $0.35             $0.39             $1.01

Calendar Year 2005
------------------
Total revenues                    $15,481,114       $15,662,323       $15,204,435       $14,834,650
Income before taxes                 2,356,327         2,643,991         2,585,017         2,881,095
Net income                          1,505,180         1,693,313         1,661,458         1,855,053
Earnings per share: Basic               $0.27             $0.31             $0.30             $0.34
                    Diluted             $0.27             $0.30             $0.30             $0.33

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
         ------------------------
None


ITEM 9A.  Controls and Procedures
          -----------------------
An evaluation was carried out by the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


ITEM 9b.  Other Information
          -----------------
None



                                    PART III
                                    --------

ITEM 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------
Information in response to Item 10 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 11.  Executive Compensation.
          ----------------------
Information in response to Item 11 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters
          -------------------------------
Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 13.  Certain Relationships and Related Transactions,
          and Director Indenpendence
          --------------------------
Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.


ITEM 14.  Principal Accountant Fees and Services
          --------------------------------------
Information in response to Item 14 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

                                     PART IV
                                     -------

ITEM 15.  Exhibits and Financial Statement Schedules
          ------------------------------------------

 (a)  Financial Statements, Schedules and Exhibits:

1. Financial statements:
       The consolidated financial statements for the fiscal year ended December 31, 2006, are contained herein as listed in the index to consolidated financial statements on page 38.

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

3. Exhibits:

    3.1 Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
    3.2 By-Laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)
   10.1 Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985.)*
   10.2 The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to
           Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)
   10.3 The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)
   10.4 1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*
   10.5 Employment Agreement effective May 15, 2006, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to
           Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 31, 2006.)*
   10.6 Employment Agreement effective May 15, 2006, by and between the Registrant and George C. Gilpatrick. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 31, 2006.)*
   10.7 Employment Agreement effective May 15, 2006, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to
           Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 31, 2006.)*
   21      Subsidiaries of Registrant. (Incorporated herein by reference to
           Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
   23      Consent of Independent Registered Public Accounting Firm - KPMG LLP.
   31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           * Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   -----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2007
                                                      UNICO AMERICAN CORPORATION

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

Signature                                   Title                     Date
---------                                   -----                     ----

/s/ Erwin Cheldin             Chairman of the Board,              March 28, 2007
    -------------             President and Chief
    Erwin Cheldin             Executive Officer,
                              (Principal Executive Officer)


/s/ Lester A. Aaron           Treasurer, Chief Financial          March 28, 2007
    ---------------           Officer and Director
    Lester A. Aaron           (Principal Accounting and
                              Principal Financial Officer)


/s/ Cary L. Cheldin           Executive Vice President            March 28, 2007
    ---------------           and Director
    Cary L. Cheldin


/s/ George C. Gilpatrick      Vice President, Secretary           March 28, 2007
    --------------------      and Director
    George C. Gilpatrick


/s/ David A. Lewis            Director                            March 28, 2007
    --------------
    David A. Lewis


/s/ Warren D. Orloff          Director                            March 28, 2007
    ----------------
    Warren D. Orloff


/s/ Donald B. Urfrig          Director                            March 28, 2007
    ----------------
    Donald B. Urfrig

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors and Stockholders
Unico American Corporation:

Under date of March 23, 2007, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the 2006 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    KPMG LLP


Los Angeles, California
March 23, 2007

SCHEDULE II
-----------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEETS - PARENT COMPANY ONLY


                                                              December 31        December 31
                                                                 2006                2005
                                                                 ----                ----
                                     ASSETS
                                     ------
Investments
 Short-term investments                                          $9,741              $9,358
                                                                  -----               -----
     Total Investments                                            9,741               9,358
Cash                                                              5,815               7,017
Accrued investment and other income                               5,000              12,902
Investments in subsidiaries                                  79,694,821          67,740,804
Property and equipment (net of accumulated depreciation)        739,080             824,504
Other assets                                                    189,344             470,442
                                                             ----------          ----------
     Total Assets                                           $80,643,801         $69,065,027
                                                             ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
-----------
Accrued expenses and other liabilities                         $165,620            $156,352
Payables to subsidiaries (net of receivables) (1)            18,001,774          20,514,302
Income taxes payable                                          1,605,385                   -
                                                             ----------          ----------
     Total Liabilities                                      $19,772,779         $20,670,654
                                                             ----------          ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                                 $3,236,745          $2,720,487
Accumulated other comprehensive (loss)                         (216,074)           (382,224)
Retained earnings                                            57,850,351          46,056,110
                                                             ----------          ----------
     Total Stockholders' Equity                             $60,871,022         $48,394,373
                                                             ----------          ----------

     Total Liabilities and Stockholders' Equity             $80,643,801         $69,065,027
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

----------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
                        FOR THE YEARS ENDED DECEMBER 31


                                                                2006                2005                2004
                                                                ----                ----                ----
REVENUES
--------
Net investment income                                              $529              $6,120              $9,293
Other income                                                      7,663              13,820              11,981
                                                                  -----              ------              ------
     Total Revenue                                                8,192              19,940              21,274

EXPENSES
--------
General and administrative expenses                               1,818               6,930               9,257
                                                                  -----               -----               -----
Income before equity in net income of subsidiaries                6,374              13,010              12,017
Equity in net income of subsidiaries                         11,787,867           6,701,994           5,669,483
                                                             ----------           ---------           ---------
     Net Income                                             $11,794,241          $6,715,004          $5,681,500
                                                             ==========           =========           =========

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends from American Acceptance Corporation of $500,000 in the year ended December 31, 2005, and $200,000 in the year ended December 31, 2004.

Unico was reimbursed certain expenses by its ubsidiaries. These expenses included depreciation and amortization of $238,833, $160,571, and $95,084 for the years ended December 31, 2006, 2005, and 2004 respectively.



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

----------------------
                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
                         FOR THE YEARS ENDED DECEMBER 31


                                                                                    2006              2005               2004
                                                                                    ----              ----               ----
Cash flows from operating activities: Cash flows from operating activities:
   Net income                                                                   $11,794,241        $6,715,004         $5,681,500

   Adjustments to reconcile net income to net cash
    from operations
      Undistributed equity in net (income) of subsidiaries                      (11,787,867)       (6,701,994)        (5,669,483)
      Depreciation and amortization                                                 238,833           160,571             95,084
      Accrued expenses and other liabilities                                          9,268             6,555           (138,543)
      Accrued investment and other income                                             7,902            (6,902)             6,000
      Income taxes receivable (payable)                                                   -          (227,550)                 -
      Tax benefit from disqualified incentive stock options                        (203,126)                -                  -
      Other assets                                                                  281,098           (13,655)          (298,227)
                                                                                    -------            ------           --------
         Net cash provided (used) from operations                                   340,349           (67,971)          (323,669)
                                                                                    -------            ------            -------

Cash flows from investing activities
   (Increase) in short-term investments                                                (383)             (211)               (50)
   Additions to property and equipment                                             (153,409)         (706,671)           (50,398)
                                                                                    -------           -------             ------
         Net cash (used) by investing activities                                   (153,792)         (706,882)           (50,448)
                                                                                    -------           -------             ------

Cash flows from financing activities
   Proceeds from issuance of common stock                                           313,132            12,440              7,775
   Tax benefit from disqualified incentive stock options                            203,126                 -                  -
   Repayment of notes payable - related parties                                           -          (500,000)        (1,000,000)
   Net change in payables and receivables from subsidiaries                        (704,017)        1,261,113          1,357,540
                                                                                    -------         ---------          ---------
         Net cash provided (used) by financing activities                          (187,759)          773,553            365,315
                                                                                    -------           -------            -------

Net (decrease) in cash                                                               (1,202)           (1,300)            (8,802)

Cash at beginning of year                                                             7,017             8,317             17,119
                                                                                      -----             -----             ------

Cash at end of year                                                                  $5,815            $7,017             $8,317
                                                                                      =====             =====              =====



The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE III
------------


                                                      UNICO AMERICAN CORPORATION

                                                          AND SUBSIDIARIES

                                                 SUPPLEMENTARY INSURANCE INFORMATION



                                 Future
                                Benefits,                                         Benefits,   Amortization
                   Deferred      Losses,                                           Claims,    of Deferred
                    Policy      and Loss                                Net       Losses and     Policy        Other       Net
                  Acquisition  Adjustment    Unearned     Premium    Investment   Settlement   Acquisition   Operating   Premium
                     Cost       Expenses     Premiums     Revenue      Income      Expenses       Costs        Costs     Written
                     ----       --------     --------     -------      ------      --------       ------       -----     -------
Year Ended
December 31, 2006
Property &
Casualty           $6,430,265  $93,596,117  $26,434,187  $42,933,789   $5,906,079  $17,826,979   $9,250,989  $1,691,629  $38,166,864

Year Ended
December 31, 2005
Property &
Casualty           $7,356,179 $101,914,548  $30,619,047  $50,477,920   $4,248,399  $31,513,732  $10,512,688  $2,402,397  $46,030,707

Year Ended
December 31, 2004
Property &
Casualty           $8,203,238  $87,469,000  $35,656,393  $50,106,568   $4,204,573  $34,450,738  $10,319,186  $1,746,815  $51,089,573

                                 EXHIBIT INDEX
                                 -------------
 Exhibit
    No.    Description
    --     -----------

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

   10.4 1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*

   10.5 Employment Agreement effective May 15, 2006, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 31, 2006.)*

   10.6 Employment Agreement effective May 15, 2006, by and between the Registrant and George C. Gilpatrick. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 31, 2006.)*

   10.7 Employment Agreement effective May 15, 2006, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 31, 2006.)*

   21 Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)

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