Form 10-Q
period 2007-03-31
UNICO AMERICAN CORP
filed 2007-05-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2007 or

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

                                    5,602,510
         Number of shares of common stock outstanding as of May 11, 2007

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                           March 31             December 31
                                                                                             2007                  2006
                                                                                             ----                  ----
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at market value (amortized cost:  March 31,
         2007  $137,713,132; December 31, 2006  $140,492,328)                             $137,696,455          $140,164,942
   Short-term investments, at cost                                                           9,218,293             6,820,007
                                                                                           -----------           -----------
       Total Investments                                                                   146,914,748           146,984,949
Cash                                                                                           104,219                34,535
Accrued investment income                                                                    1,782,872             1,762,586
Premiums and notes receivable, net                                                           5,347,821             5,841,749
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                  1,170,381               268,355
   Unpaid losses and loss adjustment expenses                                               23,201,893            23,519,687
Deferred policy acquisition costs                                                            6,255,721             6,430,265
Property and equipment (net of accumulated depreciation)                                       710,727               739,080
Deferred income taxes                                                                        1,404,302             1,473,024
Other assets                                                                                   757,998               747,606
                                                                                           -----------           -----------
       Total Assets                                                                       $187,650,682          $187,801,836
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $92,852,558           $93,596,117
Unearned premiums                                                                           23,994,486            26,434,187
Advance premium and premium deposits                                                         2,308,753             1,802,243
Income taxes payable                                                                           829,078             1,605,385
Accrued expenses and other liabilities                                                       4,854,880             3,492,882
                                                                                           -----------           -----------
       Total Liabilities                                                                  $124,839,755          $126,930,814
                                                                                           -----------           ===========

STOCKHOLDERS'  EQUITY
---------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
 shares 5,597,119 at March 31, 2007, and 5,592,119 at December 31, 2006                     $3,282,995            $3,236,745
Accumulated other comprehensive (loss)                                                         (11,007)             (216,074)
Retained earnings                                                                           59,538,939            57,850,351
                                                                                            ----------            ----------
       Total Stockholders' Equity                                                          $62,810,927           $60,871,022
                                                                                            ----------            ----------

       Total Liabilities and Stockholders' Equity                                         $187,650,682          $187,801,836
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            March 31
                                                            --------
                                                    2007                2006
                                                    ----                ----
REVENUES
--------
Insurance Company Revenues
     Premium earned                              $12,740,333         $14,844,899
     Premium ceded                                 3,031,135           3,630,589
                                                   ---------          ----------
          Net premium earned                       9,709,198          11,214,310
     Net investment income                         1,622,290           1,333,663
     Other income                                      9,641              27,531
                                                  ----------          ----------
          Total Insurance Company Revenues        11,341,129          12,575,504

Other Revenues from Insurance Operations
     Gross commissions and fees                    1,315,000           1,299,706
     Investment income                                38,025              21,253
     Finance charges and fees earned                 148,540             173,012
     Other income                                      3,281               4,200
                                                  ----------          ----------
          Total Revenues                          12,845,975          14,073,675
                                                  ----------          ----------

EXPENSES
--------
Losses and loss adjustment expenses                5,933,970           6,518,454
Policy acquisition costs                           1,995,580           2,450,848
Salaries and employee benefits                     1,421,507           1,284,891
Commissions to agents/brokers                        204,305             157,693
Other operating expenses                             765,252             747,646
                                                  ----------          ----------
     Total Expenses                               10,320,614          11,159,532
                                                  ----------          ----------

Income Before Taxes                                2,525,361           2,914,143
Income Tax Provision                                 836,773           1,026,593
                                                   ---------           ---------
     Net Income                                   $1,688,588          $1,887,550
                                                   =========           =========



PER SHARE DATA
--------------
Basic Shares Outstanding                           5,595,526           5,505,663
Basic Earnings Per Share                               $0.30               $0.34

Diluted Shares Outstanding                         5,679,250           5,625,523
Diluted Earnings Per Share                             $0.30               $0.34



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31
                                                                        --------
                                                                  2007             2006
                                                                  ----             ----

Net Income                                                     $1,688,588       $1,887,550
Other changes in comprehensive income, net of tax:
   Unrealized gains (losses) on securities classified
    as available-for-sale arising during the period               205,067         (238,702)
                                                                ---------        ---------
            Comprehensive Income                               $1,893,655       $1,648,848
                                                                =========        =========



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                                     March 31
                                                                                     --------
                                                                            2007                  2006
                                                                            ----                  ----
Cash Flows from Operating Activities:
   Net Income                                                            $1,688,588            $1,887,550
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                           58,208                57,204
      Bond amortization, net                                                (24,685)                5,007
   Changes in assets and liabilities
      Premium, notes and investment income receivable                       473,642               446,127
      Reinsurance recoverable                                              (584,232)              812,424
      Deferred policy acquisitions costs                                    174,544               427,589
      Other assets                                                          (10,392)              343,545
      Reserve for unpaid losses and loss adjustment expenses               (743,559)             (171,791)
      Unearned premium reserve                                           (2,439,701)           (2,934,148)
      Funds held as security and advanced premiums                          506,510               771,888
      Accrued expenses and other liabilities                              1,361,998               448,787
      Income taxes current/deferred                                        (813,226)              964,447
                                                                            -------             ---------
       Net Cash Provided (Used) from Operations                            (352,305)            3,058,629
                                                                            -------             ---------

Investing Activities
  Purchase of fixed maturity investments                                 (3,196,120)          (20,905,767)
  Proceeds from maturity of fixed maturity investments                    6,000,000            18,000,000
  Net (increase) in short-term investments                               (2,398,286)             (103,155)
  Additions to property and equipment                                       (29,855)              (30,787)
                                                                            -------             ---------
       Net Cash Provided (Used) by Investing Activities                     375,739            (3,039,709)
                                                                            -------             ---------

Financing Activities
  Proceeds from issuance of common stock                                     46,250                80,083
                                                                             ------                ------
       Net Cash Provided by Financing Activities                             46,250                80,083
                                                                             ------                ------

Net increase in cash                                                         69,684                99,003
  Cash at beginning of period                                                34,535                13,472
                                                                            -------               -------
       Cash at End of Period                                               $104,219              $112,475
                                                                            =======               =======

Supplemental Cash Flow Information Cash paid during the period for:
    Interest                                                                      -                     -
    Income taxes                                                         $1,650,000                     -



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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


NOTE 2 - Stock-Based Compensation
---------------------------------
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), using the modified prospective transition method. Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

There were no options granted during the three months ended March 31, 2007 and 2006; and there were no unvested options as of January 1, 2006, on adoption of SFAS 123R. As a result, there is no share-based compensation expenses recorded for the three months ended March 31, 2007 and 2006.


NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the three months ended March 31, 2007, the Company did not repurchase any shares of the Company's common stock. As of March 31, 2007, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 868,958 shares of its common stock at a cost of $5,517,465.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006:
                                                         Three Months Ended
                                                              March 31
                                                              --------
                                                        2007            2006
                                                        ----            ----
Basic Earnings Per Share
------------------------
Net income numerator                                 $1,688,588       $1,887,550
                                                      =========        =========

Weighted average shares outstanding denominator       5,595,526        5,505,663
                                                      =========        =========

     Basic Earnings Per Share                             $0.30            $0.34

Diluted Earnings Per Share
-------------------------
Net income numerator                                 $1,688,588       $1,887,550
                                                      =========        =========

Weighted average shares outstanding                   5,595,526        5,505,663
Effect of diluted securities                             83,724          119,860
                                                      ---------        ---------
Diluted shares outstanding denominator                5,679,250        5,625,523
                                                      =========        =========

     Diluted Earnings Per Share                           $0.30            $0.34


NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------
In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation of FASB Statement No. 109, "Accounting for Uncertainty in Income Taxes" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation became effective January 1, 2007. The Company's adoption of FIN 48 did not have an effect on its results of operations or financial position.

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

In October 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" (SOP 05-1). SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 became effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company's adoption of SOP 05-1 did not have an effect on its results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


The main objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 159 on its consolidated financial statements.


NOTE 6 - ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
---------------------------------------------------
The Company and its subsidiaries file federal and state income tax returns. Management does not believe that the ultimate outcome of any future examinations of open tax years will have a material impact on the Company's results of operations. Tax years that remain subject to examination by major taxing jurisdictions are 2003 through 2006 for federal income taxes and 2001 through 2006 for California state income taxes. The Company had no unrecognized tax benefits and recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.

The Company does not expect any changes in unrecognized tax benefits within the next 12 months to have any significant impact on its consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. As of January 1, 2007, the Company had no accrual relating to interest and penalties related to unrecognized tax benefits. During the three months ended March 31, 2007, there have been no material changes in the liability for uncertain tax positions.

NOTE 7 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 88% of consolidated revenues for the three months ended March 31, 2007, and 89% of revenues for the three months ended March 31, 2006. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

                                                      Three Months Ended
                                                           March 31
                                                           --------
                                                   2007                2006
                                                   ----                ----
Revenues
--------
Insurance company operation                     $11,341,129         $12,575,504

Other insurance operations                        4,541,223           4,991,057
Intersegment elimination (1)                     (3,036,377)         (3,492,886)
                                                  ---------           ---------
   Total other insurance operations               1,504,846           1,498,171
                                                  ---------           ---------

   Total Revenues                               $12,845,975         $14,073,675
                                                 ==========          ==========

Income Before Income Taxes
Insurance company operation                      $2,927,051          $3,236,608
Other insurance operations                         (401,690)           (322,465)
                                                  ---------           ---------
     Total Income Before Income Taxes            $2,525,361          $2,914,143
                                                  =========           =========

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


                                                        As of March 31
                                                        --------------
                                                   2007                2006
                                                   ----                ----
Assets
------
Insurance company operation                    $165,715,530        $167,901,164
Intersegment eliminations (2)                    (2,018,365)         (1,994,565)
                                                -----------         -----------
   Total insurance company operation            163,697,165         165,906,599
Other insurance operations                       23,953,517          21,108,700
                                                 ----------          ----------
     Total Assets                              $187,650,682        $187,015,299
                                                ===========         ===========

(1) Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -------------------------

OVERVIEW
--------

General
-------
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; and through its other subsidiaries provides insurance premium financing and membership association services.

The Company had a net income of $1,688,588 for the three months ending March 31, 2007, compared to net income of $1,887,550 for the three months ended March 31, 2006, a decrease in net income of $198,962 (11%). This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

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

Insurance Company Operation
---------------------------
The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry, and offer a broader line of insurance products than the Company. Crusader is only writing business in the state of California which primarily consists of Commercial Multiple Peril business. Crusader's financial strength rating has been upgraded by A.M. Best Company from B+ (Good) to B++ (Good), effective January 2, 2007, with a rating outlook of stable.

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

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find and insurers' profits increase. The Company believes that the California property and casualty insurance market has transitioned to a "soft market" in the last few years. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

Crusader's underwriting profit (before income taxes) is as follows:

                                                      Three Months Ended
                                                          March 31
                                                          --------
                                                   2007               2006           (Decrease)
                                                   ----               ----            --------
Net premium earned                              $9,709,198        $11,214,310       $(1,505,112)

Less:
  Losses and loss adjustment expenses            5,933,970          6,518,454          (584,484)
  Policy acquisition costs                       1,995,580          2,450,848          (455,268)
                                                 ---------          ---------          --------
     Total                                       7,929,550          8,969,302        (1,039,752)
                                                 ---------          ---------         ---------

Underwriting Profit (Before Income Taxes)       $1,779,648         $2,245,008         $(465,360)
                                                 =========          =========           =======

The $465,360 (21%) decrease in underwriting profit (before income tax) for the three months ended March 31, 2007, as compared to the prior year period is primarily the result of a $506,310 decrease in the favorable development of prior years' losses and loss adjustment expenses. Losses and loss adjustment expenses of all prior accident years were $840,359 (favorable development) in the three months ended March 31, 2007, compared to losses and loss adjustment expenses of all prior accident years of $1,346,669 (favorable development) in the three months ended March 31, 2006.

Premium written before reinsurance decreased $2,465,839 (19%) to $10,300,632 for the three months ended March 31, 2007, compared to $12,766,471 for the three months ended March 31, 2006. The decrease in written premium before reinsurance for the three months ended March 31, 2007, is primarily the result of the increased competition in the property and casualty market. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.

Other Operations
----------------
The Company's other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 11% of total revenues in the three months ended March 31, 2007, and approximately 10% of total revenues in the three months ended March 31, 2006.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $146.9 million (at amortized cost) at March 31, 2007, compared to $147.3 million (at amortized cost) at December 31, 2006. Although the portfolio slightly decreased in 2007, investment income increased $305,399 (23%). The increase in investment income is primarily a result of the increase in the Company's annualized weighted average investment yield from 3.8% in the three months ended March 31, 2006, to 4.5% in the current period. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.


Liquidity and Capital Resources
-------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2007, the Company had cash and investments of $147,035,644 (at amortized cost) of which $138,744,930 (94%) were investments of Crusader.

As of March 31, 2007, the Company had invested $137,713,132 (at amortized cost) or 94% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

The Company's investments in fixed maturity obligations of $137,713,132 (at amortized cost) include $15,112 (0.0%) of pre-refunded state and municipal tax-exempt bonds, $124,797,546 (90.6%) of U.S. treasury securities, $12,500,474 (9.1%) of industrial and miscellaneous securities, and $400,000 (0.3%) of long-term certificates of deposit.

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

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 3). No shares were repurchased in the three months ended March 31, 2007.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $1,488,309, statutory deposits of $700,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.


Results of Operations
---------------------
All comparisons made in this discussion are comparing the three months ended March 31, 2007, to the three months ended March 31, 2006, unless otherwise indicated.

The Company had net income of $1,688,588 for the three months ending March 31, 2007, compared to net income of $1,887,550 for the three months ended March 31, 2006, a decrease in net income of $198,962 (11%). Total revenue for the three months ended March 31, 2007, decreased $1,227,700 (9%) to $12,845,975, compared to total revenue of $14,073,675 for the three months ended March 31, 2006.

PREMIUM WRITTEN (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. Commencing April 1, 2006, the Company prospectively changed its statutory reporting of written premium amount to exclude advance premiums that had been recorded but were not yet effective as of the reporting date. Advance premiums represent policies that have been submitted to the Company and are bound, billed, and recorded up to 30 days prior to the policy effective date. Written premium reported on the Company's statutory statement decreased $2,456,839 (19%) to $10,300,632 for the three months ended March 31, 2007, compared to $12,766,471 for the three months ended March 31, 2006. Had the change of excluding advance business from statutory written premium been made on a retroactive basis, written premium would have been $12,504,137 for the three months ended March 31, 2006, and the decrease in written premium would have been 18% for the three months ended March 31, 2007. For the three months ended March 31, 2007, policies issued (excluding policies that had been recorded but were not yet effective as of the reporting date) decreased by 366 (9%) to 3,523, compared to 3,889 for the three months ended March 31, 2006.

The $2,465,839 decrease in written premium in the three months ended March 31, 2007, compared to the three months ended March 31, 2006, was primarily the result of the increased competition in the property and casualty market. The Company believes that the California property and casualty insurance market has transitioned to a "soft market" in the last few years The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on market conditions, competition, and upon the Company's ability to introduce new marketing channels and profitable products. The Company continues to believe that it can compete effectively and profitably by offering better service and by focusing its marketing efforts upon independent agents. Historically, most of Crusader's marketing was aimed at independent insurance brokers, representatives of the consumer. With the relatively recent advent of heightened competition and of declining sales, in 2007 Crusader adopted a plan to supplement its marketing efforts with independent agents, representatives of the Company. The Company believes that those agents will be particularly effective and that their efforts will not diminish the business historically produced by independent brokers. Crusader expects to begin making agency appointments during 2007.

PREMIUM EARNED before reinsurance decreased $2,104,566 (14%) to $12,740,333 for the three months ended March 31, 2007, compared to $14,844,899 for the three months ended March 31, 2006. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium is a direct result of the related decrease in written premium as previously discussed.

Premium ceded decreased $599,454 (17%) to $3,031,135 for the three months ended March 31, 2007, compared to ceded premium of $3,630,589 in the three months ended March 31, 2006. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Prior to January 1, 1998, the Company's reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis in 1997. Direct earned premium, earned ceded premium, and ceding commission are as follows:

                                                            Three Months Ended
                                                                 March 31
                                                                 --------
                                                                                      Increase
                                                          2007           2006        (Decrease)
                                                          ----           ----         --------

Direct earned premium                                  $12,740,333    $14,844,899   $(2,104,566)

Earned ceded premium
  Excluding provisionally rated ceded premium            3,025,989      3,599,580      (573,591)
  Provisionally rated ceded premium                          5,146         31,009       (25,863)
                                                         ---------      ---------       -------
     Total earned ceded premium                          3,031,135      3,630,589      (599,454)
Ceding commission                                          928,573      1,145,967      (217,394)
                                                         ---------      ---------       -------
     Earned ceded premium, net of ceding commission     $2,102,562     $2,484,622     $(382,060)
                                                         =========      =========       =======

Total earned ceded premium was 24% of direct earned premium in the three months ended March 31, 2007 and 2006. There was no significant change in the ceding commission rate.

In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty. In 2006 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty.

Crusader's 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 1st layer primary excess of loss treaties do not provide for a contingent commission. Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. The Company will calculate and report to the reinsurers its net profit (excluding incurred by not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses. In March 2007, one of the reinsurers paid the Company $1 million to be applied against future contingent commission earned, if any. Based on the Company's losses and loss adjustment expenses ceded (including incurred but not reported losses) as of March 31, 2007, no contingent commission has been recognized. The Company considered this payment as an advance from the reinsurer and it is recorded in accrued expenses and other liabilities in the consolidated balance sheets as of March 31, 2007.

INVESTMENT INCOME increased $305,399 (23%) to $1,660,315 for the three months ended March 31, 2007, compared to investment income of $1,354,916 for the three months ended March 31, 2006. The Company had no realized gains or losses for the three months ended March 31, 2007 and 2006. The increase in investment income in the current period as compared to the prior year period is primarily a result of an increase in the Company's annualized weighted average yield from 3.8% in the prior year period to 4.5% in the current period. The increase in the annualized yield on average invested assets is a result of higher yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company's average invested assets are as follows:

                                                Three Months Ended March 31
                                                  2007              2006
                                                  ----              ----
Average Invested Assets                       $147,121,880      $142,105,548
Total Investment Income                         $1,660,315        $1,354,916
Annualized Yield on Average Invested Assets            4.5%              3.8%

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2007, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
                                                                       Weighted
  Maturities by            Par                                         Average
  Calendar Year           Value      Amortized Cost   Market Value      Yield
  -------------           -----      --------------   ------------      -----
December 31, 2007      $64,275,000     $64,250,013      64,097,863       4.2%
December 31, 2008       49,360,000      49,350,037      49,361,081       4.9%
December 31, 2009       16,700,000      16,780,801      16,888,213       5.0%
December 31, 2010          100,000         100,000         100,000       4.1%
December 31, 2011        7,250,000       7,232,281       7,249,298       4.6%
                       -----------     -----------     -----------
   Total              $137,685,000    $137,713,132    $137,696,455       4.6%
                       ===========     ===========     ===========

The weighted average maturity of the Company's fixed maturity investments was
1.1 years as of March 31, 2007, compared to 1.2 years as of March 31, 2006. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

At March 31, 2007, the Company held fixed maturity investments with unrealized appreciation of $224,388 and fixed maturity investments with unrealized depreciation of $241,065. The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $241,065 as of March 31, 2007, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes all fixed maturities in an unrealized loss position at March 31, 2007, and the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                                       Gross
                       Market       Unrealized
                       Value           Loss
                       -----           ----
0-6 months          $10,224,158       $9,069
7-12 months                   -            -
Over 12 months       70,369,082      231,996
                     ----------      -------
  Total             $80,593,240     $241,065
                     ==========      =======

As of March 31, 2007, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, pre-refunded municipal bonds, and investment-grade industrial securities.

GROSS COMMISSION AND FEE INCOME increased $15,294 (0%) to $1,315,000 for the three months ended March 31, 2007, compared to commission and fee income of $1,299,706 for the three months ended March 31, 2006. The increases in gross commission and fee income for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, are as follows:

                                                        Three Months Ended
                                                             March 31
                                                             --------             Increase
                                                         2007         2006       (Decrease)
                                                         ----         ----        --------
Policy fee income                                      $598,562     $674,922     $(76,360)
Health and life insurance program                       501,043      404,480       96,563
Membership and fee income                                77,144       78,460       (1,316)
Other commission and fee income                           6,936        8,931       (1,995)
Daily automobile rental insurance program:
  Commission income (excluding contingent commission)    84,776       79,275        5,501
  Contingent commission                                  46,539       53,638       (7,099)
                                                      ---------    ---------       ------
     Total                                           $1,315,000   $1,299,706      $15,294
                                                      =========    =========       ======

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. Policy fee income decreased $76,360 (11%) in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The decrease in policy fee income is directly related to a decrease in the number of policies written in the three months ended March 31, 2007, as compared to the prior year period.

The Company's subsidiary Insurance Club, Inc., DBA AAQHC An Administrator (AAQHC), is an administrator for CIGNA HealthCare and is a membership association that provides various consumer benefits to its members, including participation in group health care and life insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups and receives commission and fee income based on the premiums that it writes. Commission income in this program increased $96,563 (24%) in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare. In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California. Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC. The new programs are competitively priced and are being actively marketed.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc., a wholly owned subsidiary of the Company. Bedford receives a commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) increased $5,501 (7%) in the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 61% of net premium earned for the three months ended March 31, 2007, compared to 58% of net premium earned for the three months ended March 31, 2006. In the quarter ended March 31, 2007, current accident year losses incurred were approximately 70% of net premium earned and the Company incurred favorable development of prior years' losses of $840,359. In the quarter ended March 31, 2006, current accident year losses incurred were 70% of net premium earned and the Company incurred favorable development of prior years' losses of $1,346,669.

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

POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 21% of net premium earned for the three months ended March 31, 2007, and 22% of net premium earned for the three months ended March 31, 2006.

SALARIES AND EMPLOYEE BENEFITS increased $136,616 (11%) to $1,421,507 for the three months ended March 31, 2007, compared to salary and employee benefits of $1,284,891 for the three months ended March 31, 2006.

COMMISSIONS TO AGENTS/BROKERS increased $46,612 (30%) to $204,305 for the three months ended March 31, 2007, compared to commission expense of $157,693 for the three months ended March 31, 2006. The increase is primarily the result of the increase in written premium in the health and life insurance program and is related to the increase in commission income from that program.

OTHER OPERATING EXPENSES increased $17,606 (2%) to $765,252 for the three months ended March 31, 2007, compared to $747,646 for the three months ended
March 31, 2006.

INCOME TAX PROVISION was an expense of $836,773 (33% of pre-tax income) for the three months ended March 31, 2007, compared to an income tax expense of $1,026,593 (35% of pre-tax income) for the three months ended March 31, 2006. The decrease in tax expense was primarily due to a pre-tax income decrease to $2,525,361 in the three months ended March 31, 2007, from pre-tax income of $2,914,143 in the three months ended March 31, 2006.

The effect of inflation on net income of the Company during the three months ended March 31, 2007, and the three months ended March 31, 2006, was not significant.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company's invested assets consist of the following:

                                                      March 31         December 31        Increase
                                                        2007              2006           (Decrease)
                                                        ----              ----            --------
Fixed maturity bonds (at amortized value)           $137,313,132      $140,092,328      $(2,779,196)
Short-term cash investments (at cost)                  9,218,293         6,820,007        2,398,286
Certificates of deposit (over 1 year, at cost)           400,000           400,000                -
                                                     -----------       -----------          -------
     Total invested assets                          $146,931,425      $147,312,335        $(380,910)
                                                     ===========       ===========          =======

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4T - CONTROLS AND PROCEDURES
          -----------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1A. RISK FACTORS
         ------------
There were no material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2006, in response to Item 1A to Part I of Form 10-K.


ITEM 6 - EXHIBITS
         --------
      31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                           UNICO AMERICAN CORPORATION

Date:    May 11, 2007      By:  /s/ ERWIN CHELDIN
                                ----------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)


Date:   May 11, 2007       By:  /s/ LESTER A. AARON
                                -------------------
                               Lester A. Aaron
                               Treasurer, Chief Financial Officer, (Principal Accounting and Principal Financial Officer)

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