Form 10-Q
period 2007-06-30
UNICO AMERICAN CORP
filed 2007-08-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2007 or

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

Large Accelerated Filer __   Accelerated Filer__   Non-Accelerated Filer    X
                                                                           ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X
    ---     ---

                                    5,625,208
       Number of shares of common stock outstanding as of August 10, 2007

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                                             June 30            December 31
                                                                                              2007                  2006
                                                                                              ----                  ----
                                                                                          (Unaudited)
ASSETS
------
Investments
   Available for sale:
      Fixed maturities, at fair value (amortized cost:  June 30,
         2007  $139,577,070; December 31, 2006  $140,492,328)                             $139,161,306          $140,164,942
   Short-term investments, at cost                                                           7,322,364             6,820,007
                                                                                           -----------           -----------
       Total Investments                                                                   146,483,670           146,984,949
Cash                                                                                            68,725                34,535
Accrued investment income                                                                    1,782,166             1,762,586
Premiums and notes receivable, net                                                           5,476,745             5,841,749
Reinsurance recoverable:
   Paid losses and loss adjustment expenses                                                    119,961               268,355
   Unpaid losses and loss adjustment expenses                                               24,656,799            23,519,687
Deferred policy acquisition costs                                                            5,948,117             6,430,265
Property and equipment (net of accumulated depreciation)                                       664,717               739,080
Deferred income taxes                                                                        1,537,303             1,473,024
Other assets                                                                                   859,423               747,606
                                                                                           -----------           -----------
       Total Assets                                                                       $187,597,626          $187,801,836
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Unpaid losses and loss adjustment expenses                                                 $93,289,189           $93,596,117
Unearned premiums                                                                           23,556,935            26,434,187
Advance premium and premium deposits                                                         2,226,367             1,802,243
Income taxes payable                                                                                 -             1,605,385
Accrued expenses and other liabilities                                                       4,201,337             3,492,882
                                                                                           -----------           -----------
       Total Liabilities                                                                  $123,273,828          $126,930,814
                                                                                           -----------           ===========

STOCKHOLDERS'  EQUITY
---------------------
Common stock, no par - authorized 10,000,000 shares; issued and outstanding
   shares 5,617,708 at June 30, 2007 and 5,592,119 at December 31, 2006                     $3,543,540            $3,236,745
Accumulated other comprehensive (loss)                                                        (274,404)             (216,074)
Retained earnings                                                                           61,054,662            57,850,351
                                                                                            ----------            ----------
       Total Stockholders' Equity                                                          $64,323,798           $60,871,022
                                                                                            ----------            ----------

       Total Liabilities and Stockholders' Equity                                         $187,597,626          $187,801,836
                                                                                           ===========           ===========


            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended                   Six Months Ended
                                                                   June 30                              June 30
                                                                   -------                              -------
                                                           2007               2006               2007               2006
                                                           ----               ----               ----               ----
REVENUES
--------
Insurance Company Revenues
  Premium earned                                       $12,392,166        $14,293,870        $25,132,499        $29,138,769
  Premium ceded                                          2,908,621          3,488,479          5,939,756          7,119,068
                                                         ---------         ----------         ---------          ----------
     Net premium earned                                  9,483,545         10,805,391         19,192,743         22,019,701
  Net investment income                                  1,660,990          1,420,656          3,283,280          2,754,319
  Other income                                              19,859             19,689             29,500             47,220
                                                        ----------         ----------         ----------         ----------
     Total Insurance Company Revenues                   11,164,394         12,245,736         22,505,523         24,821,240

Other Revenues from Insurance Operations
  Gross commissions and fees                             1,288,749          1,224,974          2,603,749          2,524,680
  Investment income                                         40,124             23,747             78,149             45,000
  Finance charges and fees                                 142,484            172,174            291,024            345,186
  Other income                                               3,215                515              6,496              4,715
                                                        ----------         ----------         ----------         ----------
     Total Revenues                                     12,638,966         13,667,146         25,484,941         27,740,821
                                                        ----------         ----------         ----------         ----------

EXPENSES
--------
Losses and loss adjustment expenses                      5,484,106          6,053,114         11,418,076         12,571,568
Policy acquisition costs                                 2,305,015          2,315,415          4,300,595          4,766,263
Salaries and employee benefits                           1,463,143          1,398,162          2,884,651          2,683,053
Commissions to agents/brokers                              236,192            152,733            440,497            310,426
Other operating expenses                                   698,596            734,551          1,463,847          1,482,197
                                                        ----------         ----------         ----------         ----------
     Total Expenses                                     10,187,052         10,653,975         20,507,666         21,813,507
                                                        ----------         ----------         ----------         ----------

Income Before Taxes                                      2,451,914          3,013,171          4,977,275          5,927,314
Income tax provision                                       825,590          1,056,451          1,662,363          2,083,044
                                                         ---------          ---------          ---------          ---------
     Net Income                                         $1,626,324         $1,956,720         $3,314,912         $3,844,270
                                                         =========          =========          =========          =========


PER SHARE DATA:
Basic
    Earnings Per Share                                       $0.29              $0.35              $0.59              $0.69
    Weighted Average Shares                              5,610,570          5,583,344          5,603,048          5,544,503

Diluted
    Earnings Per Share                                       $0.29              $0.35              $0.58              $0.68
    Weighted Average Shares                              5,682,812          5,657,598          5,681,031          5,641,560



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                     Three Months Ended                Six Months Ended
                                                                          June 30                           June 30
                                                                          -------                           -------
                                                                   2007             2006             2007             2006
                                                                   ----             ----             ----             ----

Net Income                                                      $1,626,324       $1,956,720       $3,314,912       $3,844,270
Other changes in comprehensive income, net of tax:
     Unrealized (losses) on securities classified
        as available-for-sale arising during the period           (263,397)        (138,559)         (58,330)        (377,260)
                                                                 ---------        ---------        ---------        ---------
            Comprehensive Income                                $1,362,927       $1,818,161       $3,256,582       $3,467,010
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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           For the Six Months Ended
                                                                                                   June 30
                                                                                                   -------
                                                                                           2007                 2006
                                                                                           ----                 ----
Cash Flows from Operating Activities:
   Net Income                                                                          $3,314,912            $3,844,270
   Adjustments to reconcile net income to net cash from operations
      Depreciation                                                                        121,121               114,803
      Bond amortization, net                                                              (38,989)               (1,076)
   Changes in assets and liabilities
      Premium, notes and investment income receivable                                     345,424               189,068
      Reinsurance recoverable                                                            (988,718)             (143,719)
      Deferred policy acquisitions costs                                                  482,148               652,886
      Other assets                                                                       (111,817)              251,508
      Reserve for unpaid losses and loss adjustment expenses                             (306,928)              186,457
      Unearned premium reserve                                                         (2,877,252)           (3,053,348)
      Funds held as security and advanced premiums                                        424,124               109,931
      Accrued expenses and other liabilities                                              708,455              (352,647)
      Tax benefit from disqualified incentive stock options                               (49,105)             (196,464)
      Income taxes current/deferred                                                    (1,590,511)              251,610
                                                                                        ---------             ---------
       Net Cash (Used in) Provided by Operations                                         (567,136)            1,853,279
                                                                                          -------             ---------

Investing Activities
  Purchase of fixed maturity investments                                              (29,645,753)          (34,280,540)
  Proceeds from maturity of fixed maturity investments                                 30,600,000            30,097,000
  Net (increase) decrease in short-term investments                                      (502,357)            1,926,670
  Additions to property and equipment                                                     (46,758)              (47,509)
                                                                                          -------             ---------
       Net Cash (Used in) Provided by Investing Activities                                405,132            (2,304,379)
                                                                                          -------             ---------

Financing Activities
  Proceeds from exercise of stock options                                                 262,350               290,007
  Tax benefit from disqualified incentive stock options                                    49,105               196,464
  Repurchase of common stock                                                             (115,261)                    -
                                                                                          -------               -------
       Net Cash Provided by Financing Activities                                          196,194               486,471
                                                                                          -------               -------

Net increase in cash                                                                       34,190                35,371
  Cash at beginning of period                                                              34,535                13,472
                                                                                           ------                ------
       Cash at End of Period                                                              $68,725               $48,843
                                                                                           ======                ======

Supplemental Cash Flow Information Cash paid during the period for:
    Interest                                                                                    -                     -
    Income taxes                                                                       $3,400,597            $1,850,000



            See notes to unaudited consolidated financial statements.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

There were no options granted during the three and six months ended June 30, 2007 and 2006; and there were no unvested options as of January 1, 2006, on adoption of SFAS 123R. As a result, there is no share-based compensation expenses recorded for the three and six months ended June 30, 2007 and 2006.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the six months ended June 30, 2007, the Company repurchased 9,483 shares of the Company's common stock at a cost of $115,261 of which $4,660 was allocated to capital and $110,601 was allocated to retained earnings. As of June 30, 2007, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 878,441 shares of its common stock at a cost of $5,632,727.


NOTE 4 - EARNINGS PER SHARE
---------------------------
The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006:

                                                          Three Months Ended                 Six Months Ended
                                                                June 30                          June 30
                                                                -------                          -------
                                                        2007              2006            2007              2006
                                                        ----              ----            ----              ----
Basic Earnings Per Share
------------------------
Net income numerator                                 $1,626,324        $1,956,720      $3,314,912        $3,844,270
                                                      =========         =========       =========         =========

Weighted average shares outstanding denominator       5,610,570         5,583,344       5,603,048         5,544,503
                                                      =========         =========       =========         =========

     Basic Earnings Per Share                             $0.29             $0.35           $0.59             $0.69

Diluted Earnings Per Share
--------------------------
Net income numerator                                 $1,626,324        $1,956,720      $3,314,912        $3,844,270
                                                      =========         =========       =========         =========

Weighted average shares outstanding                   5,610,570         5,583,344       5,603,048         5,544,503
Effect of diluted securities                             72,242            74,254          77,983            97,057
                                                      ---------         ---------       ---------         ---------
Diluted shares outstanding denominator                5,682,812         5,657,598       5,681,031         5,641,560
                                                      =========         =========       =========         =========

     Diluted Earnings Per Share                           $0.29             $0.35           $0.58             $0.68


NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation became effective January 1, 2007. The Company's adoption of FIN 48 did not have an effect on its results of operations or financial position.

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

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



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

The Company does not expect any changes in unrecognized tax benefits within the next 12 months to have a significant impact on its consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. As of January 1, 2007, the Company had no accrual relating to interest and penalties related to unrecognized tax benefits. During the three and six months ended June 30, 2007, there have been no material changes in the liability for uncertain tax positions.


NOTE 7 - SEGMENT REPORTING
--------------------------
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," became effective for fiscal years effective after December 15, 1997. SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements. The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment. Revenues from this segment comprised 88% of consolidated revenues for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, revenues from this segment comprised 90% and 89% of consolidated revenues, respectively. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

                           UNICO AMERICAN CORPORATION
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



Revenues, income before income taxes, and assets by segment are as follows:

                                                 Three Months Ended                   Six Months Ended
                                                      June 30                             June 30
                                                      -------                             -------
                                              2007              2006              2007              2006
                                              ----              ----              ----              ----
Revenues
--------
Insurance company operation                $11,164,394       $12,245,736       $22,505,523       $24,821,240


Other insurance operations                   4,702,012         5,082,798         9,243,235        10,073,855
Intersegment eliminations (1)               (3,227,440)       (3,661,388)       (6,263,817)       (7,154,274)
                                             ---------         ---------         ---------         ---------
   Total other insurance operations          1,474,572         1,421,410         2,979,418         2,919,581
                                             ---------         ---------         ---------         ---------

   Total Revenues                          $12,638,966       $13,667,146       $25,484,941       $27,740,821
                                            ==========        ==========        ==========        ==========

Income (Loss) Before Income Taxes
---------------------------------
Insurance company operation                 $3,167,960        $3,268,800        $6,095,011        $6,505,407
Other insurance operations                    (716,046)         (255,629)       (1,117,736)         (578,093)
                                             ---------         ---------         ---------         ---------
   Total Income Before Income Taxes         $2,451,914        $3,013,171        $4,977,275        $5,927,314
                                             =========         =========         =========         =========

                                                   As of June 30
                                              2007              2006
                                              ----              ----
Assets
------
Insurance company operation               $167,032,295      $169,010,069
Intersegment eliminations (2)               (1,510,968)       (1,366,398)
                                           -----------       -----------
     Total insurance company operation     165,521,327       167,643,671

Other insurance operations                  22,076,299        19,497,382
                                           -----------       -----------
     Total Assets                         $187,597,626      $187,141,053
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

The Company had a net income of $1,626,324 for the three months ended June 30, 2007, compared to net income of $1,956,720 for the three months ended June 30, 2006, a decrease in net income of $330,396 (17%). For the six months ended June 30, 2007, the Company had a net income of $3,314,912 compared to a net income of $3,844,270 for the six months ended June 30, 2006, a decrease in net income of $529,358 (14%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation
-----------------------------
The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operation, and investment income from cash generated primarily from the insurance operation. The insurance company operation generated approximately 88% of consolidated revenues for the three and six months ended June 30, 2007, and 89% and 90% of consolidated revenues for the three and six months ended June 30, 2006, respectively.. The Company's remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation
---------------------------
The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry, and offer a broader line of insurance products than the Company. Crusader is only writing business in the state of California that primarily consists of Commercial Multiple Peril business. Crusader's financial strength rating has been upgraded by A.M. Best Company from B+ (Good) to B++ (Good) effective January 2, 2007, with a rating outlook of stable.

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

Crusader's underwriting results are as follows:

                                           Three Months Ended June 30                        Six Months Ended June 30
                                           --------------------------                        ------------------------
                                                                    Increase                                           Increase
                                       2007           2006         (Decrease)          2007            2006           (Decrease)
                                       ----           ----          --------           ----            ----            --------

Net premium earned                  $9,483,545     $10,805,391    $(1,321,846)      $19,192,743     $22,019,701      $(2,826,958)

Less:
  Losses and loss
   adjustment expenses               5,484,106       6,053,114       (569,008)       11,418,076      12,571,568       (1,153,492)
  Policy acquisition costs           2,305,015       2,315,415        (10,400)        4,300,595       4,766,263         (465,668)
                                     ---------       ---------        -------        ----------      ----------        ---------
     Total                           7,789,121       8,368,529       (579,408)       15,718,671      17,337,831       (1,619,160)
                                     ---------       ---------        -------        ----------      ----------        ---------

Underwriting Profit
 (Before Income Taxes)              $1,694,424      $2,436,862      $(742,438)       $3,474,072      $4,681,870      $(1,207,798)
                                     =========       =========        =======         =========       =========        =========

The reduction in the underwriting results for the three and six months ended June 30, 2007, as shown in the above table, are primarily the result of the following:

Premium written before reinsurance decreased $770,949 (6%) to $11,954,615 for the three months ended June 30, 2007, compared to $12,725,564 for the three months ended June 30, 2006. Premium written before reinsurance decreased $3,236,788 (13%) to $22,255,247 for the six months ended June 30, 2007, compared to $25,492,035 for the six months ended June 30, 2006. The decrease in written premium before reinsurance for the three and six months ended June 30, 2007, is primarily the result of the increased competition in the property and casualty market. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.

Favorable development of prior years' losses and loss adjustment expenses decreased $400,568 (26%) and $906,878 (31%) for the three and six months ended June 30, 2007, compared to prior year periods, respectively. Favorable development of all prior accident years' losses and loss adjustment expenses for the three and six months ended June 30, 2007, were $1,133,407 and $1,973,766, respectively. Favorable development of all prior accident years' losses and loss adjustment expenses for the three and six months ended June 30, 2006, were $1,533,975 and $2,880,644, respectively.

Other Operations
----------------
The Company's other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 11% of total revenues for the three and six months ended June 30, 2007, and 10% of total revenues for the three and six months ended June 30, 2006.

Investments and Liquidity
-------------------------
The Company generates revenue from its investment portfolio, which consisted of approximately $146.9 million (at amortized cost) at June 30, 2007, compared to $147.3 million (at amortized cost) at December 31, 2006. Although the portfolio slightly decreased in 2007, investment income increased $256,711 (18%) and $562,110 (20%) for the three and six months ended June 30, 2007, as compared to prior year periods, respectively. The increase in investment income is primarily a result of the increase in the Company's annualized weighted average investment yield to 4.6% in the three and six months ended June 30, 2007, from 4.0% in the three and six months ended June 30, 2006. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2007, the Company had cash and investments of $146,968,159 (at amortized cost) of which $143,283,611 (97.5%) were investments of Crusader.

As of June 30, 2007, the Company had invested $139,577,070 (at amortized cost) or 95% of its invested assets in fixed maturity obligations. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $139,577,070 (at amortized cost) include $15,090 (0.0%) of pre-refunded state and municipal tax-exempt bonds, $127,183,740 (91.1%) of U.S. treasury securities, $11,978,240 (8.6%) of industrial and miscellaneous securities, and $400,000 (0.3%) of long-term certificates of deposit.

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

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company. During the three months ended June 30, 2007, the Company repurchased 9,483 shares of the Company's common stock at a cost of $115,261 of which $4,660 was allocated to capital and $110,601 was allocated to retained earnings. As of June 30, 2007, the Company had purchased and retired under the Board of Directors' authorization an aggregate of 878,441 shares of its common stock at a cost of $5,632,727.

Although material capital expenditures may also be funded through borrowings the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $1,064,908, statutory deposits of $700,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.


RESULTS OF OPERATIONS
---------------------
All comparisons made in this discussion are comparing the three months and six months ended June 30, 2007, to the three months and six months ended June 30, 2006, unless otherwise indicated.

The Company had a net income of $1,626,324 for the three months ended June 30, 2007, compared to a net income of $1,956,720 for the three months ended June 30, 2006, a decrease of $330,396 (17%). For the six months ended June 30, 2007, the Company had a net income of $3,314,912 compared to a net income of $3,844,270 for the six months ended June 30, 2006, a decrease of $529,358 (14%). Total revenues decreased $1,028,180 (8%) to $12,638,966 for the three months and $2,255,880 (8%) to $25,484,941 for the six months ended June 30, 2007, compared to total revenues of $13,667,146 for the three months and $27,740,821 for the six months ended June 30, 2006.

PREMIUM WRITTEN (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies. Commencing April 1, 2007, the Company prospectively changed its statutory reporting of written premium amount to exclude advance premiums that had been recorded but were not yet effective as of the reporting date. Advance premiums represent policies that have been submitted to the Company and are bound, billed, and recorded up to 30 days prior to the policy effective date. Written premium reported on the Company's statutory statement decreased $770,949 (6%) and $3,236,788 (13%), to $11,954,615 and $22,255,247 for the three and six months ended June 30, 2007, compared to $12,725,564 and $25,492,035 for the three and six months ended June 30, 2006. Had the change in excluding advance business from statutory written premium been made on a retroactive basis, written premium would have been $13,581,284 and $26,085,421 for the three and six months ended June 30, 2006, and the decrease in written premium would have been 12% for the three months and 15% for the six months ended June 30, 2007.

The decrease in written premium in the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, was primarily the result of the increased competition in the California property and casualty market. The Company believes that the California property and casualty insurance market has transitioned to a "soft market" in the last few years The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. The Company's future writings and growth are dependent on market conditions, competition, and upon the Company's ability to introduce new marketing channels and profitable products. The Company continues to believe that it can compete effectively and profitably by offering better service and by focusing its marketing efforts upon independent agents. Historically, most of Crusader's marketing was aimed at independent insurance brokers, representatives of the consumer. With the relatively recent advent of heightened competition and of declining sales, in 2007 Crusader adopted a plan to supplement its marketing efforts with independent agents, representatives of the Company. The Company believes that those agents will be particularly effective and that their efforts will not diminish the business historically produced by independent brokers. Crusader expects to begin making these agency appointments by the end of 2007.

PREMIUM EARNED before reinsurance decreased $1,901,704 (13%) to $12,392,166 for the three months and $4,006,270 (14%) to $25,132,499 for the six months ended June 30, 2007, compared to $14,293,870 for the three months and $29,138,769 for the six months ended June 30, 2006. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium is a direct result of the related decrease in written premium previously discussed.

Premium ceded decreased $579,858 (17%) to $2,908,621 for the three months and $1,179,312 (17%) to $5,939,756 for the six months ended June 30, 2007, compared to ceded premium of $3,488,479 in the three months and $7,119,068 for the six months ended June 30, 2006. The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At June 30, 2007, all such ceded contracts are accounted for as risk transfer reinsurance. Earned premium ceded consists of both premium ceded under the Company's current reinsurance contracts and premium ceded to the Company's provisionally rated reinsurance contracts. Prior to January 1, 1998, the Company's reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis in 1997. Direct earned premium, earned ceded premium, and ceding commission are as follows:

                                                     Three Months Ended June 30                    Six Months Ended June 30
                                                     --------------------------                    ------------------------
                                                                              Increase                                    Increase
                                                  2007           2006        (Decrease)          2007         2006       (Decrease)
                                                  ----           ----         --------          -----         ----        --------
Direct earned premium                         $12,392,166    $14,293,870   ($1,901,704)      $25,132,499  $29,138,769   $(4,006,270)
Earned ceded premium:
  Excluding provisionally rated ceded premium   2,943,123      3,495,185      (552,062)        5,969,112    7,094,765    (1,125,653)
  Provisionally rated ceded premium               (34,502)        (6,706)      (27,796)          (29,356)      24,303       (53,659)
                                                ---------      ---------       -------         ---------    ---------     ---------
      Total Earned Ceded Premium                2,908,621      3,488,479      (579,858)        5,939,756    7,119,068    (1,179,312)
Ceding commission                                (902,973)    (1,103,419)      200,446        (1,831,546)  (2,249,386)      417,840
                                                  -------      ---------       -------         ---------    ---------       -------
Total Earned Ceded Premium,
  Net of Ceding Commission                     $2,005,648     $2,385,060     $(379,412)       $4,108,210   $4,869,682     $(761,472)
                                                =========      =========       =======         =========    =========       =======

Total earned ceded premium excluding provisionally rated ceded premium was approximately 24% of direct earned premium in the three and six months ended June 30, 2007 and 2006. There was no significant change in the ceding commission rate.

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

Crusader's 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 1st layer primary excess of loss treaties do not provide for a contingent commission. Crusader's 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. The Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses. In March 2007, one of the reinsurers paid the Company $1 million to be applied against future contingent commission earned, if any. Based on the Company's losses and loss adjustment expenses ceded (including incurred but not reported losses) as of June 30, 2007, no contingent commission has been recognized. The Company considered this payment as an advance from the reinsurer and it is recorded in accrued expenses and other liabilities in the consolidated balance sheets as of June 30, 2007.

INVESTMENT INCOME, excluding realized investment gains, increased $256,711 (18%) to $1,701,114 for the three months ended June 30, 2007, compared to investment income of $1,444,403 for the three months ended June 30, 2006. Investment income, excluding realized investment gains, increased $562,110 (20%) to $3,361,429 for the six months ended June 30, 2007, compared to investment income of $2,799,319 for the six months ended June 30, 2006. The increase in investment income in the current periods as compared to the prior year periods is a result of an increase in the Company's annualized yield on average invested assets to 4.6% for the three and six months ended June 30, 2007, from 4.0% for the three and six months ended June 30, 2006. The increase in the annualized yield on average invested assets is a result of higher yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company's average invested assets are as follows:

                                            Three Months Ended June 30        Six Months Ended June 30
                                            --------------------------        ------------------------
                                                2007           2006              2007           2006
                                                ----           ----              ----           ----
Average Invested Assets                     $146,915,430   $143,234,521      $147,105,884   $141,732,563
Total Investment Income                       $1,701,114     $1,444,403        $3,361,429     $2,799,319
Annualized Yield on Average Invested Assets      4.6%           4.0%              4.6%           4.0%

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at June 30, 2007, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                                Weighted
  Maturities by               Par                                                Average
  Calendar Year              Value         Amortized Cost         Fair Value      Yield
  -------------              -----         --------------         ----------      -----
December 31, 2007         $39,675,000        $39,667,474         $39,618,402       4.2%
December 31, 2008          49,360,000         49,352,070          49,282,012       4.8%
December 31, 2009          29,200,000         29,261,761          29,224,408       5.0%
December 31, 2010             100,000            100,000             100,000       4.1%
December 31, 2011           7,250,000          7,233,273           7,141,484       4.5%
December 31, 2012          14,000,000         13,962,492          13,795,000       4.6%
                          -----------        -----------         -----------
   Total                 $139,585,000       $139,577,070        $139,161,306       4.7%
                          ===========        ===========         ===========

The weighted average maturity of the Company's fixed maturity investments was
1.5 years as of June 30, 2007, compared to 1.1 years as of June 30, 2006. Due to the current interest rate environment, the Company believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of June 30, 2007, the Company held fixed maturity investments with unrealized appreciation of $58,430 and fixed maturity investments with unrealized depreciation of $474,194. The Company monitors its investments closely. If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company's methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs. The Company has concluded that the gross unrealized losses of $474,194 as of June 30, 2007, were temporary in nature. However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes all fixed maturities in an unrealized loss position at June 30, 2007, and the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

                        Market              Gross
                        Value          Unrealized Loss
                        -----          ---------------
0-6 months           $53,651,504          $300,904
7-12 months            6,694,453            53,050
Over 12 months        40,898,351           120,240
                     -----------           -------
  Total             $101,244,308          $474,194
                     ===========           =======

As of June 30, 2007, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of U.S. treasury securities and investment grade fixed maturity industrial securities. The fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months consisted of U.S. treasury securities. The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade fixed maturity industrial securities, and pre-refunded municipal bonds.

GROSS COMMISSIONS AND FEES increased $63,775 (5%) to $1,288,749 for the three months and $79,069 (3%) to $2,603,749 for the six months ended June 30, 2007, compared to commissions and fees of $1,224,974 for the three months and $2,524,680 for the six months ended June 30, 2006. The increase in gross commissions and fee income for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, is as follows:

                                                 Three Months Ended June 30                    Six Months Ended June 30
                                                 --------------------------                    ------------------------
                                                                        Increase                                       Increase
                                              2007          2006       (Decrease)         2007            2006        (Decrease)
                                              ----          ----        --------          ----            ----         --------
Policy fee income                           $573,022      $662,329      $(89,307)      $1,171,583      $1,337,251     $(165,668)
Health and life insurance program
  commission income                          547,818       398,194       149,624        1,048,860         802,674       246,186
Membership and fee income                     76,932        74,667         2,265          154,076         153,128           948
Other commission and fee income                6,010        15,380        (9,370)          12,948          24,310       (11,362)
Daily automobile rental insurance program:
   Commission income (excluding
      contingent commission)                  84,967        74,404        10,563          169,743         153,679        16,064
   Contingent commission                           -             -             -           46,539          53,638        (7,099)
                                           ---------     ---------        ------        ---------       ---------        ------
      Total                               $1,288,749    $1,224,974       $63,775       $2,603,749      $2,524,680       $79,069
                                           =========     =========        ======        =========       =========       =======

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. Policy fee income decreased $89,307 (13%) and $165,668 (12%) for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. The decrease in policy fee income is a result of a decrease in the number of policies issued during the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006.

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

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups and receives commission and fee income based on the premiums that it writes. Commission income in this program increased $149,624 (38%) and $246,186 (31%) for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare. In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California. Currently, all new CIGNA small group medical insurance policies are written through AIB, and all CIGNA small group medical insurance policyholders are members of AAQHC. The new programs are competitively priced and are being actively marketed.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc., a wholly owned subsidiary of the Company. Bedford receives a commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) increased $10,563 (14%) and $16,064 (10%) for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006.

LOSSES AND LOSS ADJUSTMENT EXPENSES were 58% of net premium earned for the three months and 59% of net premium earned for the six months ended June 30, 2007, compared to 56% of net premium earned for the three months and 57% of net premium earned for the six months ended June 30, 2006. For the three and six months ended June 30, 2007, current accident year losses incurred were approximately 70% of net premium earned. For the three and six months ended June 30, 2006, current accident year losses incurred were approximately 70% of net premium earned. Favorable development of all prior accident years' losses and loss adjustment expenses for the three and six months ended June 30, 2007, were $1,133,407 and $1,973,766, respectively. Favorable development of all prior accident years' losses and loss adjustment expenses for the three and six months ended June 30, 2006, were $1,533,975 and $2,880,644, respectively.

The Company's consolidated financial statements include estimated reserves for unpaid losses and related loss adjustment expenses of the insurance company operation. The Company makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Company's unpaid claims costs, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. The Company does not specifically identify reasonably likely scenarios other than utilizing management's best estimate. In addition to applying the various standard methods to the data, an extensive series of diagnostic tests of the resultant reserve estimates are applied to determine the Company's best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss. When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly. The accurate establishment of loss and loss adjustment expense reserves is a difficult process, as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Estimates are based on a variety of industry data and on the Company's current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid. Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account. At the end of each fiscal quarter, the Company's reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company's executive vice president, the Company's chief financial officer, and its consulting actuary. The Company uses the loss ratio method to estimate ultimate claims costs on the current accident year. The current accident year IBNR reserves are initially determined by multiplying earned premiums for the year by the expected loss and loss adjustment expense ratio, then subtracting the current accident year's cumulative incurred (paid plus case reserves) to date. This method is subject to adjustment based upon actual results incurred during the reporting period. This initial IBNR reserve is adjusted as subsequent development of that accident year takes place. The differences between actual and expected claims costs are typically not due to one specific factor, but a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors. Because of these and other factors, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. The Company believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.


POLICY ACQUISITION COSTS consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 24% and 22% of net premium earned for the three and six months ended June 30, 2007. Policy acquisition costs were approximately 21% and 22% of net premium earned for the three and six months ended June 30, 2006.

SALARIES AND EMPLOYEE BENEFITS increased $64,981 (5%) to $1,463,143 for the three months and $201,598 (8%) to $2,884,651 for the six months ended June 30, 2007, compared to salary and employee benefits of $1,398,162 for the three months and $2,683,053 for the six months ended June 30, 2006.

COMMISSIONS TO AGENTS/BROKERS increased $83,459 (55%) to $236,192 for the three months and $130,071 (42%) to $440,497 for the six months ended June 30, 2007, compared to commission expense of $152,733 for the three months and $310,426 for the six months ended June 30, 2006. The increase is primarily the result of the increase in written premium in the health and life insurance program and is related to the increase in commission income from that program.

OTHER OPERATING EXPENSES decreased $35,955 (5%) to $698,596 for the three months and $18,350 (1%) to $1,463,847 for the six months ended June 30, 2007, compared to $734,551 for the three months and $1,482,197 for the six months ended June 30, 2006.

INCOME TAX PROVISION was an expense of $825,590 (34% of pre-tax income) for the three months and $1,662,363 (33% of pre-tax income) for the six months ended June 30, 2007, compared to an income tax expense of $1,056,451 (35% of pre-tax income) in the three months and an income tax expense of $2,083,044 (35% of pre-tax income) for the six months ended June 30, 2006. This change was primarily due to a pre-tax income of $2,451,914 in the three months and $4,977,275 in the six months ended June 30, 2007, compared to pre-tax income of $3,013,171 in the three months and a pre-tax income of $5,927,314 in the six months ended June 30, 2006.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2007, and the three and six months ended June 30, 2006, was not significant.


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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk. The Company's invested assets consist of the following:

                                                   June 30         December 31         Increase
                                                     2007              2006           (Decrease)
                                                     ----              ----            --------
Fixed maturity bonds (at amortized value)        $139,177,070      $140,092,328       $(915,258)
Short-term cash investments (at cost)               7,322,364         6,820,007         502,357
Certificates of deposit (over 1 year, at cost)        400,000           400,000               -
                                                  -----------       -----------         -------
   Total Invested Assets                         $146,899,434      $147,312,335       $(412,901)
                                                  ===========       ===========         =======

There have been no material changes in the composition of the Company's invested assets or market risk exposures since the end of the preceding fiscal year end.


ITEM 4T - CONTROLS AND PROCEDURES
---------------------------------
An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------
The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended June 30, 2007, by the Company and persons who may be deemed to be "affiliated purchasers" as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934.

                                                                      Total Number            Maximum
                                                                       of Shares               Number
                                        Total                      Purchased as Part          of Shares
                                      Number of        Average        Of Publicly          that May Yet Be
                                       Shares        Price Paid     Announced Plans      Purchased Under the
             Period                   Purchased       Per Share      or Programs(1)      Plans or Programs(1)
             ------                   ---------       ---------        -----------       -------------------
April 1, 2007 through April 30, 2007        -                -               -                76,042
May 1, 2007 through May 31, 2007          200           $12.21             200                75,842
June 1, 2007 through June 30, 2007      9,283           $12.15           9,283                66,559
                                        -----                            -----
Total                                   9,483           $12.15           9,483                66,559
                                        =====                            =====

(1) In April 2000, the Company announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company. On August 8, 2000, the Board of Directors authorized the repurchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the repurchase of another 315,000 shares of the common stock of the Company in the open market from time to time. Thus, the Board of Directors had authorized the repurchase in the open market of up to an aggregate of 945,000 shares of the common stock of the Company. The program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2007, an aggregate of 878,441 shares of common stock had been purchased by the Company pursuant to this authorization.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------
(a)  On May 25, 2007, the Company held its Annual Meeting of Stockholders.
(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.
(c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. There were no broker non-votes.

            Name                   For        Against or Withheld
            ----                   ---        -------------------
     Erwin Cheldin              5,028,212          358,624
     Cary L. Cheldin            4,939,591          447,245
     Lester A. Aaron            4,849,453          537,383
     George C. Gilpatrick       5,031,212          355,624
     David A. Lewis             5,196,997          189,839
     Warren D. Orloff           5,366,591           20,245
     Donald B. Urfrig           5,375,512           11,324

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

                                       UNICO AMERICAN CORPORATION

Date:   August 13, 2007         By:   /s/ ERWIN CHELDIN
                                -----------------------
                                Erwin Cheldin
                                Chairman of the Board, President and Chief
                                Executive Officer, (Principal Executive Officer)



Date:   August 13, 2007         By:   /s/ LESTER A. AARON
                                -------------------------
                                Lester A. Aaron
                                Treasurer, Chief Financial Officer, (Principal
                                Accounting and Principal Financial Officer)

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