Form 10-Q
period 2007-09-30
UNICO AMERICAN CORP
filed 2007-11-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007 or

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerator filer and large accelerator in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

5,625,308
Number of shares of common stock outstanding as of November 9, 2007

1 of 18

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2007	2006
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: September 30, 2007 $139,446,753; December 31, 2006 $140,492,328)	$140,579,293	$140,164,942
Short-term investments, at cost	7,344,807	6,820,007
Total Investments	147,924,100	146,984,949
Cash	78,199	34,535
Accrued investment income	1,901,971	1,762,586
Premiums and notes receivable, net	5,336,543	5,841,749
Reinsurance recoverable:
Paid losses and loss adjustment expenses	353,616	268,355
Unpaid losses and loss adjustment expenses	25,824,929	23,519,687
Deferred policy acquisition costs	5,851,844	6,430,265
Property and equipment (net of accumulated depreciation)	638,777	739,080
Deferred income taxes	1,054,730	1,473,024
Other assets	1,145,691	747,606
Total Assets	$190,110,400	$187,801,836

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$93,104,002	$93,596,117
Unearned premiums	23,124,444	26,434,187
Advance premium and premium deposits	2,496,403	1,802,243
Income taxes payable	-	1,605,385
Accrued expenses and other liabilities	4,386,649	3,492,882
Total Liabilities	$123,111,498	$126,930,814

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,625,208 at September 30, 2007, and 5,592,119 at December 31, 2006	$3,662,512	$3,236,745
Accumulated other comprehensive income (loss)	747,477	(216,074)
Retained earnings	62,588,913	57,850,351
Total Stockholders’ Equity	$66,998,902	$60,871,022

Total Liabilities and Stockholders' Equity	$190,110,400	$187,801,836

See notes to unaudited consolidated financial statements.

2 of 18

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
REVENUES
Insurance Company Revenues
Premium earned	$12,053,155	$14,006,664	$37,185,654	$43,145,433
Premium ceded	2,853,754	3,330,008	8,793,510	10,449,076
Net premium earned	9,199,401	10,676,656	28,392,144	32,696,357
Net investment income	1,716,618	1,522,453	4,999,898	4,276,772
Other income	27,740	22,394	57,240	69,614
Total Insurance Company Revenues	10,943,759	12,221,503	33,449,282	37,042,743

Other Revenues from Insurance Operations
Gross commissions and fees	1,362,736	1,242,068	3,966,485	3,766,748
Investment income	36,993	25,781	115,142	70,781
Finance charges and fees	133,463	168,280	424,487	513,466
Other income	3,298	1,700	9,794	6,415
Total Revenues	12,480,249	13,659,332	37,965,190	41,400,153

EXPENSES
Losses and loss adjustment expenses	5,685,253	5,718,427	17,103,329	18,289,995
Policy acquisition costs	2,096,113	2,252,267	6,396,708	7,018,530
Salaries and employee benefits	1,431,967	1,434,854	4,316,618	4,117,907
Commissions to agents/brokers	266,661	136,787	707,158	447,213
Other operating expenses	827,958	712,350	2,291,805	2,194,547
Total Expenses	10,307,952	10,254,685	30,815,618	32,068,192

Income Before Taxes	2,172,297	3,404,647	7,149,572	9,331,961
Income tax provision	638,046	1,190,501	2,300,409	3,273,545
Net Income	$1,534,251	$2,214,146	$4,849,163	$6,058,416

PER SHARE DATA:
Basic
Earnings Per Share	$0.27	$0.40	$0.86	$1.09
Weighted Average Shares	5,624,724	5,590,452	5,610,274	5,559,820
Diluted
Earnings Per Share	$0.27	$0.39	$0.85	$1.07
Weighted Average Shares	5,686,097	5,661,251	5,682,751	5,648,124

See notes to unaudited consolidated financial statements.

3 of 18

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net Income	$1,534,251	$2,214,146	$4,849,163	$6,058,416
Other changes in comprehensive income, net of tax:
Unrealized gains on securities classified as available-for-sale arising during the period	1,021,881	585,200	963,551	207,940
Comprehensive Income	$2,556,132	$2,799,346	$5,812,714	$6,266,356

See notes to unaudited consolidated financial statements.

4 of 18

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30
	2007	2006
Cash Flows from Operating Activities:
Net Income	$4,849,163	$6,058,416
Adjustments to reconcile net income to net cash from operations
Depreciation	182,317	177,600
Bond amortization, net	(44,746)	(19,041)
Changes in assets and liabilities
Premium, notes and investment income receivable	365,821	131,904
Reinsurance recoverable	(2,390,503)	2,762,817
Deferred policy acquisitions costs	578,421	764,040
Other assets	(42,320)	72,755
Reserve for unpaid losses and loss adjustment expenses	(492,115)	(970,047)
Unearned premium reserve	(3,309,743)	(3,728,730)
Funds held as security and advanced premiums	694,160	275,465
Accrued expenses and other liabilities	893,767	(149,802)
Tax benefit from disqualified incentive stock options	(129,402)	(196,464)
Income taxes current/deferred	(1,909,830)	460,533
Net Cash (Used in) Provided by Operations	(755,010)	5,639,446

Investing Activities
Purchase of fixed maturity investments	(44,609,678)	(51,454,624)
Proceeds from maturity of fixed maturity investments	45,700,000	51,047,000
Net (increase) in short-term investments	(524,800)	(5,564,818)
Additions to property and equipment	(82,014)	(132,040)
Net Cash Provided by (Used in) Investing Activities	483,508	(6,104,482)

Financing Activities
Proceeds from exercise of stock options	301,025	313,132
Tax benefit from disqualified incentive stock options	129,402	196,464
Repurchase of common stock	(115,261)	-
Net Cash Provided by Financing Activities	315,166	509,596

Net increase in cash	43,664	44,560
Cash at beginning of period	34,535	13,472
Cash at End of Period	$78,199	$58,032

Supplemental Cash Flow Information
Cash paid during the period for Income Taxes	$4,200,701	$3,050,651

See notes to unaudited consolidated financial statements.

5 of 18

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, and health insurance through its agency subsidiaries; and through its other subsidiaries provides insurance premium financing and membership association services.  Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated.  Unico was incorporated under the laws of Nevada in 1969.

Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form    10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 2 - STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method.  Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

There were no options granted during the three and nine months ended September 30, 2007 and 2006; and there were no unvested options as of January 1, 2006, on adoption of SFAS 123R.  As a result, there are no share-based compensation expenses recorded for the three and nine months ended September 30, 2007 and 2006.

6 of 18

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 3 - REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company.  During the nine months ended September 30, 2007, the Company repurchased 9,483 shares of the Company’s common stock at a cost of $115,261 of which $4,660 was allocated to capital and $110,601 was allocated to retained earnings.  No shares were repurchased by the Company during the three months ended September 30, 2007.  As of September 30, 2007, the Company had purchased and retired under the Board of Directors’ authorization an aggregate of 878,441 shares of its common stock at a cost of $5,632,727.

NOTE 4 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Basic Earnings Per Share
Net income numerator	$1,534,251	$2,214,146	$4,849,163	$6,058,416

Weighted average shares outstanding denominator	5,624,724	5,590,452	5,610,274	5,559,820

Basic Earnings Per Share	$0.27	$0.40	$0.86	$1.09

Diluted Earnings Per Share
Net income numerator	$1,534,251	$2,214,146	$4,849,163	$6,058,416

Weighted average shares outstanding	5,624,724	5,590,452	5,610,274	5,559,820
Effect of diluted securities	61,373	70,799	72,477	88,304
Diluted shares outstanding denominator	5,686,097	5,661,251	5,682,751	5,648,124

Diluted Earnings Per Share	$0.27	$0.39	$0.85	$1.07

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation became effective January 1, 2007.  The Company’s adoption of FIN 48 did not have an effect on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157).  SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently reviewing the provisions of SFAS 157 to determine the impact on its financial statements.

7 of 18

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

In October 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1).  SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract.  The provisions of SOP 05-1 became effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The Company’s adoption of SOP 05-1 did not have an effect on its results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The main objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact of adopting SFAS No. 159 on its consolidated financial statements.

NOTE 6 - ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company and its subsidiaries file federal and state income tax returns.  Management does not believe that the ultimate outcome of any future examinations of open tax years will have a material impact on the Company’s results of operations.  Tax years that remain subject to examination by major taxing jurisdictions are 2003 through 2006 for federal income taxes and 2001 through 2006 for California state income taxes.  The Company had no unrecognized tax benefits and recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.

The Company does not expect any changes in unrecognized tax benefits within the next 12 months to have a significant impact on its consolidated financial statements.  The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.  As of January 1, 2007, the Company had no accrual relating to interest and penalties related to unrecognized tax benefits.  During the three and nine months ended September 30, 2007, there have been no material changes in the liability for uncertain tax positions.

NOTE 7 - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information,” became effective for fiscal years effective after December 15, 1997.  SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements.  The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment.  Revenues from this segment comprised 88% of consolidated revenues for the three and nine months ended September 30, 2007.  For the three and nine months ended September 30, 2006, revenues from this segment comprised 89% of consolidated revenues.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

8 of 18

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended September 30		Nine Months EndedSeptember 30
	2007	2006	2007	2006
Revenues
Insurance company operation	$10,943,759	$12,221,503	$33,449,282	$37,042,743

Other insurance operations	4,687,663	5,110,087	13,930,898	15,183,942
Intersegment eliminations (1)	(3,151,173)	(3,672,258)	(9,414,990)	(10,826,532)
Total other insurance operations	1,536,490	1,437,829	4,515,908	4,357,410

Total Revenues	$12,480,249	$13,659,332	$37,965,190	$41,400,153

Income (Loss) Before Income Taxes
Insurance company operation	$2,618,111	$3,540,983	$8,713,122	$10,046,390
Other insurance operations	(445,814)	(136,336)	(1,563,550)	(714,429)
Total Income Before Income Taxes	$2,172,297	$3,404,647	$7,149,572	$9,331,961

	As of September 30
	2007	2006
Assets
Insurance company operation	$170,551,590	$170,387,293
Intersegment eliminations (2)	(1,186,345)	(1,407,216)
Total insurance company operation	169,365,245	168,980,077
Other insurance operations	20,745,155	19,519,940
Total Assets	$190,110,400	$188,500,017

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, and health insurance through its agency subsidiaries; and through its other subsidiaries provides insurance premium financing and membership association services.

The Company had a net income of $1,534,251 for the three months ended September 30, 2007, compared to net income of $2,214,146 for the three months ended September 30, 2006, a decrease in net income of  $679,895 (31%).  For the nine months ended September 30, 2007, the Company had a net income of $4,849,163 compared to a net income of $6,058,416 for the nine months ended September 30, 2006, a decrease in net income of $1,209,253 (20%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks.  It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

9 of 18

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operation, and investment income from cash generated primarily from the insurance operation.  The insurance company operation generated approximately 88% of consolidated revenues for the three and nine months ended September 30, 2007, and 89% of consolidated revenues for the three and nine months ended September 30, 2006.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry, and offer a broader line of insurance products than the Company.  Crusader is only writing business in the state of California that primarily consists of Commercial Multiple Peril business.  Crusader’s financial strength rating was upgraded by A.M. Best Company from B+ (Good) to B++ (Good) effective January 2, 2007, with a rating outlook of stable.

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

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find and insurers’ profits increase.  The Company believes that the California property and casualty insurance market has transitioned to a “soft market” in the last few years.  The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.

Crusader’s underwriting results are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)

Net premium earned	$9,199,401	$10,676,656	$(1,477,255)	$28,392,144	$32,696,357	$(4,304,213)

Less:
Losses and loss adjustment expenses	5,685,253	5,718,427	(33,174)	17,103,329	18,289,995	(1,186,666)
Policy acquisition costs	2,096,113	2,252,267	(156,154)	6,396,708	7,018,530	(621,822)
Total	7,781,366	7,970,694	(189,328)	23,500,037	25,308,525	(1,808,488)

Underwriting Profit (Before Income Taxes)	$1,418,035	$2,705,962	$(1,287,927)	$4,892,107	$7,387,832	$(2,495,725)

The reduction in the underwriting results for the three and nine months ended September 30, 2007, as shown in the above table, are primarily the result of the following:

Premium written before reinsurance decreased $1,710,618 (13%) to $11,620,664 for the three months ended September 30, 2007, compared to $13,331,282 for the three months ended September 30, 2006.  Premium written before reinsurance decreased $4,947,406 (13%) to $33,875,911 for the nine months ended September 30, 2007, compared to $38,823,317 for the nine months ended September 30, 2006.  The decrease in written premium before reinsurance for the three and nine months ended September 30, 2007, is primarily the result of the increased competition in the property and casualty market.  Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.

10 of 18

Favorable development of prior years’ losses and loss adjustment expenses decreased $479,614 (30%) and $1,386,491 (31%) for the three and nine months ended September 30, 2007, compared to prior year periods, respectively.  Favorable development of all prior accident years’ losses and loss adjustment expenses for the three and nine months ended September 30, 2007, were $1,111,409 and $3,085,175 respectively.  Favorable development of all prior accident years’ losses and loss adjustment expenses for the three and nine months ended September 30, 2006, were $1,591,023 and $4,471,666, respectively.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income.  Excluding investment and other income, these operations accounted for approximately 12% of total revenues for the three and nine months ended September 30, 2007, and 11% of total revenues for the three and nine months ended September 30, 2006.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $146.8 million (at amortized cost) at September 30, 2007, compared to $147.3 million (at amortized cost) at December 31, 2006.  Although the portfolio slightly decreased in 2007, investment income increased $205,377 (13%) and $767,487 (18%) for the three and nine months ended September 30, 2007, as compared to prior year periods, respectively.  The increase in investment income is primarily a result of the increase in the Company’s annualized weighted average investment yield to 4.8% and 4.6% in the three and nine months ended September 30, 2007, respectively, from 4.3% and 4% in the three and nine months ended September 30, 2006, respectively.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  As of September 30, 2007, the Company had cash and investments of $146,869,759 (at amortized cost) of which $142,670,822 (97.1%) were investments of Crusader.

As of September 30, 2007, the Company had invested $139,446,753 (at amortized cost) or 95% of its invested assets in fixed maturity obligations.  In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $139,446,753 (at amortized cost) include $15,067 (0.0%) of pre-refunded state and municipal tax-exempt bonds, $128,572,987 (92.2%) of U.S. treasury securities, $10,458,699 (7.5%) of industrial and miscellaneous securities, and $400,000 (0.3%) of long-term certificates of deposit.

The balance of the Company's investments is in short-term investments that include U.S. treasury bills, bank money market accounts, certificates of deposit, commercial paper, and a short-term treasury money market fund.

The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000.  The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years.  The maximum investment authorized in any one issuer is $2,000,000 and the maximum in any one U.S. government agency or U.S. government sponsored enterprise is $3,000,000.  This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues.  Investments in municipal securities are primarily pre-refunded and secured by U.S. treasury securities.  The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1.  All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any materially adverse financial impact.

11 of 18

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company.  During the nine months ended September 30, 2007, the Company repurchased 9,483 shares of the Company’s common stock at a cost of $115,261 of which $4,660 was allocated to capital and $110,601 was allocated to retained earnings.  No shares were repurchased by the Company during the three months ended September 30, 2007.  As of September 30, 2007, the Company had purchased and retired under the Board of Directors’ authorization an aggregate of 878,441 shares of its common stock at a cost of $5,632,727.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $707,036, statutory deposits of $700,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three months and nine months ended September 30, 2007, to the three months and nine months ended September 30, 2006, unless otherwise indicated.

The Company had a net income of $1,534,251 for the three months ended September 30, 2007, compared to net income of $2,214,146 for the three months ended September 30, 2006, a decrease in net income of  $679,895 (31%).  For the nine months ended September 30, 2007, the Company had a net income of $4,849,163 compared to a net income of $6,058,416 for the nine months ended September 30, 2006, a decrease in net income of $1,209,253 (20%).  Total revenues decreased $1,179,083 (9%) to $12,480,249 for the three months and $3,434,963 (8%) to $37,965,190 for the nine months ended September 30, 2007, compared to total revenues of $13,659,332 for the three months and $41,400,153 for the nine months ended September 30, 2006.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Commencing April 1, 2007, the Company prospectively changed its statutory reporting of written premium amount to exclude advance premiums that had been recorded but were not yet effective as of the reporting date.  Advance premiums represent policies that have been submitted to the Company and are bound, billed, and recorded up to 30 days prior to the policy effective date.  Written premium reported on the Company’s statutory statement decreased $1,710,618 (13%) and $4,947,406 (13%), to $11,620,664 and $33,875,911 for the three and nine months ended September 30, 2007, compared to $13,331,282 and $38,823,317 for the three and nine months ended September 30, 2006.  Had the change in excluding advance business from statutory written premium been made on a retroactive basis, written premium would have been $13,331,282 and $39,416,704 for the three and nine months ended September 30, 2006, and the decrease in written premium would have been 13% for the three months and 14% for the nine months ended September 30, 2007.

The decrease in written premium in the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, was primarily the result of the increased competition in the California property and casualty market.  The Company believes that the California property and casualty insurance market has transitioned to a “soft market” in the last few years   The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.  The Company’s future writings and growth are dependent on market conditions, competition, and upon the Company’s ability to introduce new marketing channels and profitable products.  The Company continues to believe that it can compete effectively and profitably by offering better service and by focusing its marketing efforts upon independent agents.  Historically, most of Crusader’s marketing was aimed at independent insurance brokers, representatives of the consumer.  With the relatively recent advent of heightened competition and of declining sales, in 2007 Crusader adopted a plan to supplement its marketing efforts with independent agents, representatives of the Company.  The Company believes that those agents will be particularly effective and that their efforts will not diminish the business historically produced by independent brokers.  Crusader expects to begin making these agency appointments by the end of 2007.

Premium earned before reinsurance decreased $1,953,509 (14%) to $12,053,155 for the three months and $5,959,779 (14%) to $37,185,654 for the nine months ended September 30, 2007, compared to $14,006,664 for the three months and $43,145,433 for the nine months ended September 30, 2006.  The Company writes annual policies and, therefore, earns written premium over the one-year policy term.  The decrease in earned premium is a direct result of the related decrease in written premium previously discussed.

12 of 18

Premium ceded decreased $476,254 (14%) to $2,853,754 for the three months and $1,655,566 (16%) to $8,793,510 for the nine months ended September 30, 2007, compared to ceded premium of $3,330,008 in the three months and $10,449,076 for the nine months ended September 30, 2006.  The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  At September 30, 2007, all such ceded contracts are accounted for as risk transfer reinsurance.  Earned premium ceded consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.  Prior to January 1, 1998, the Company’s reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged.  That provisionally rated treaty was cancelled on a runoff basis in 1997.  Direct earned premium, earned ceded premium, and ceding commission are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

Direct earned premium	$12,053,155	$14,006,664	$(1,953,509)	$37,185,654	$43,145,433	$(5,959,779)
Earned ceded premium:
ExExcluding provisionally rated ceded premium	2,852,967	3,422,262	(569,295)	8,822,079	10,517,027	(1,694,948)
Provisionally rated ceded premium	787	(92,254)	93,041	(28,569)	(67,951)	39,382
Total Earned Ceded Premium	2,853,754	3,330,008	(476,254)	8,793,510	10,449,076	(1,655,566)

Ceding commission	(875,065)	(1,081,140)	206,075	(2,706,611)	(3,330,526)	623,915

Total Earned Ceded Premium Net of Ceding Commission	$1,978,689	$2,248,868	$(270,179)	$6,086,899	$7,118,550	$(1,031,651)

Total earned ceded premium excluding provisionally rated ceded premium was approximately 24% of direct earned premium in the three and nine months ended September 30, 2007 and 2006.  There was no significant change in the ceding commission rate.

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

Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 1st layer primary excess of loss treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  The Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of September 30, 2007, the Company recognized $9,221 of contingent commission.  In March 2007, one of the reinsurers paid the Company $1 million to be applied against future contingent commission earned, if any.  As of September 30, 2007, the Company considered $990,779 of this payment as an advance from the reinsurer and it is recorded in accrued expenses and other liabilities in the consolidated balance sheets.

Investment income, excluding realized investment gains, increased $205,377 (13%) to $1,753,611 for the three months ended September 30, 2007, compared to investment income of $1,548,234 for the three months ended September 30, 2006.  Investment income, excluding realized investment gains, increased $767,487 (18%) to $5,115,040 for the nine months ended September 30, 2007, compared to investment income of $4,347,553 for the nine months ended September 30, 2006.  The increase in investment income is primarily a result of the increase in the Company’s annualized weighted average investment yield to 4.8% and 4.6% in the three and nine months ended September 30, 2007, respectively, from 4.3% and 4% in the three and nine months ended September 30, 2006, respectively.

13 of 18

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Average Invested Assets	$146,845,497	$144,725,503	$147,051,948	$143,596,530
Total Investment Income	$1,753,611	$1,548,234	$5,115,040	$4,347,553
Annualized Yield onAverage Invested Assets	4.8%	4.3%	4.6%	4.0%

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at September 30, 2007, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2007	$24,575,000	$24,573,875	$24,584,160	4.4%
December 31, 2008	49,360,000	49,354,125	49,578,841	4.9%
December 31, 2009	33,200,000	33,249,647	33,594,183	4.9%
December 31, 2010	100,000	100,000	100,000	4.1%
December 31, 2011	7,250,000	7,234,272	7,350,234	4.6%
December 31, 2012	25,000,000	24,934,834	25,371,875	4.7%
Total	$139,485,000	$139,446,753	$140,579,293	4.7%

The weighted average maturity of the Company’s fixed maturity investments was 1.7 years as of September 30, 2007, compared to 1.2 years as of September 30, 2006.  Due to the current interest rate environment, the Company believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of September 30, 2007, the Company held fixed maturity investments with unrealized appreciation of $1,166,628 and fixed maturity investments with unrealized depreciation of $34,088.  The Company monitors its investments closely.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.  The Company has concluded that the gross unrealized losses of $34,088 as of September 30, 2007, were temporary in nature.  However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes all fixed maturities in an unrealized loss position at September 30, 2007, and the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

		Gross
	Market	Unrealized
	Value	Loss

0-6 months	$1,077,225	$409
7-12 months	-	-
Over 12 months	2,889,122	33,679
Total	$3,966,347	$34,088

As of September 30, 2007, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of one investment grade fixed maturity industrial security.  There were no fixed maturity investments with a gross unrealized loss position for a continuous period of 7 to 12 months.  The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade fixed maturity industrial securities, and pre-refunded municipal bonds.

14 of 18

Gross commissions and fees increased $120,668 (10%) to $1,362,736 for the three months and $199,737 (5%) to $3,966,485 for the nine months ended September 30, 2007, compared to commissions and fees of $1,242,068 for the three months and $3,766,748 for the nine months ended September 30, 2006.  The increase in gross commissions and fee income for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Policy fee income	$589,775	$667,232	$(77,457)	$1,761,359	$2,004,483	$(243,124)
Health insurance program commission income	607,921	409,098	198,823	1,656,781	1,211,772	445,009
Membership and fee income	78,386	75,474	2,912	232,462	228,602	3,860
Other commission and fee income	(1,338)	7,707	(9,045)	11,608	32,017	(20,409)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	87,992	82,557	5,435	257,736	236,236	21,500
Contingent commission	-	-	-	46,539	53,638	(7,099)
Total	$1,362,736	$1,242,068	$120,668	$3,966,485	$3,766,748	$199,737

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Unifax also receives policy fee income that is directly related to the Crusader policies it sells.  Policy fee income decreased $77,457 (12%) and $243,124 (12%) for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006.  The decrease in policy fee income is a result of a decrease in the number of policies issued during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006.

The Company's subsidiary Insurance Club, Inc., DBA AAQHC An Administrator (AAQHC), is an administrator for CIGNA HealthCare and is a membership association that provides various consumer benefits to its members, including participation in group health insurance policies that AAQHC negotiates for the association.  For these services, AAQHC receives membership and fee income from its members.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, sells and services health insurance policies for individual/family and small business groups and receives commission and fee income based on the premiums that it writes.    Commission income in this program increased $198,823 (49%) and $445,009 (37%) for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006.  The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  Currently, all new CIGNA small group medical insurance policies are written through AIB, and all CIGNA small group medical insurance policyholders are members of AAQHC.  The new programs are competitively priced and are being actively marketed.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc., a wholly owned subsidiary of the Company.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program (excluding contingent commission) increased $5,435 (7%) and $21,500 (9%) for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006.

Losses and loss adjustment expenses were 62% of net premium earned for the three months and 60% of net premium earned for the nine months ended September 30, 2007, compared to 54% of net premium earned for the three months and 56% of net premium earned for the nine months ended September 30, 2006.  For the three and nine months ended September 30, 2007, current accident year losses incurred were approximately 70% of net premium earned.  For the three and nine months ended September 30, 2006, current accident year losses incurred were approximately 70% of net premium earned.  Favorable development of prior years’ losses and loss adjustment expenses decreased $479,614 (30%) and $1,386,491 (31%) for the three and nine months ended September 30, 2007, compared to prior year periods, respectively.  Favorable development of all prior accident years’ losses and loss adjustment expenses for the three and nine months ended September 30, 2007, were $1,111,409 and $3,085,175, respectively.  Favorable development of all prior accident years’ losses and loss adjustment expenses for the three and nine months ended September 30, 2006, were $1,591,023 and $4,471,666, respectively.

15 of 18

The Company’s consolidated financial statements include estimated reserves for unpaid losses and related loss adjustment expenses of the insurance company operation.  The Company makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  The Company does not specifically identify reasonably likely scenarios other than utilizing management’s best estimate.  In addition to applying the various standard methods to the data, an extensive series of diagnostic tests of the resultant reserve estimates are applied to determine the Company’s best estimate of the unpaid claims liability.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss.  When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.  The accurate establishment of loss and loss adjustment expense reserves is a difficult process, as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed.  Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid.  Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.  At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company’s executive vice president, the Company’s chief financial officer, and its consulting actuary.  The Company uses the loss ratio method to estimate ultimate claims costs on the current accident year.  The current accident year IBNR reserves are initially determined by multiplying earned premiums for the year by the expected loss and loss adjustment expense ratio, then subtracting the current accident year’s cumulative incurred (paid plus case reserves) to date.  This method is subject to adjustment based upon actual results incurred during the reporting period.  This initial IBNR reserve is adjusted as subsequent development of that accident year takes place.  The differences between actual and expected claims costs are typically not due to one specific factor, but a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors.  Because of these and other factors, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  The Company believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  These costs were approximately 23% of net premium earned for the three and nine months ended September 30, 2007.  Policy acquisition costs were approximately 21% of net premium earned for the three and nine months ended September 30, 2006.

Salaries and employee benefits decreased $2,887 (0%) to $1,431,967 for the three months and increased $198,711 (5%) to $4,316,618 for the nine months ended September 30, 2007, compared to salary and employee benefits of $1,434,854 for the three months and $4,117,907 for the nine months ended September 30, 2006.

Commissions to agents/brokers increased $129,874 (95%) to $266,661 for the three months and $259,945 (58%) to $707,158 for the nine months ended September 30, 2007, compared to commission expense of $136,787 for the three months and $447,213 for the nine months ended September 30, 2006.  The increase is primarily the result of the increase in written premium in the health insurance program and is related to the increase in commission income from that program.

16 of 18

Other operating expenses increased $115,608 (16%) to $827,958 for the three months and $97,258 (4%) to $2,291,805 for the nine months ended September 30, 2007, compared to $712,350 for the three months and $2,194,547 for the nine months ended September 30, 2006.

Income tax provision was an expense of $638,046 (29% of pre-tax income) for the three months and $2,300,409 (32% of pre-tax income) for the nine months ended September 30, 2007, compared to an income tax expense of $1,190,501 (35% of pre-tax income) in the three months and an income tax expense of $3,273,545 (35% of pre-tax income) for the nine months ended September 30, 2006.  This change was primarily due to a pre-tax income of $2,172,297 in the three months and $7,149,572 in the nine months ended September 30, 2007, compared to pre-tax income of $3,404,647 in the three months and a pre-tax income of $9,331,961 in the nine months ended September 30, 2006.

Other Informatiion

The effect of inflation on net income of the Company during the three and nine months ended September 30, 2007, and the three and nine months ended September 30, 2006, was not significant.

As of the date of this report, no claims from the October 2007 Southern California wildfires have been reported to the Company.  The Company does not expect to incur a significant number of claims or net losses from that event.

Forward Looking Statements

Certain statements contained herein, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are forward-looking.  These statements, which may be identified by forward-looking words or phrases such as “anticipate,” “believe,” ”expect,” “intend,” “may,” “should,” and “would,” involve risks and uncertainties, many of which are beyond the control of the Company.  Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements.  Factors which could cause actual results to differ materially include underwriting actions not being effective, rate increases for coverages not being sufficient, premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, and the Company’s ability to introduce new profitable products.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.
The Company’s invested assets consist of the following:
	September 30 2007	December 31 2006	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$139,046,753	$140,092,328	$(1,045,575)
Short-term cash investments (at cost)	7,344,807	6,820,007	524,800
Certificates of deposit (over 1 year, at cost)	400,000	400,000	-

Total Invested Assets	$146,791,560	$147,312,335	$(520,775)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4T - CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

17 of 18

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

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

UNICO AMERICAN CORPORATION

Date:    November 12, 2007             By:         /s/ ERWIN CHELDIN
                                                                            Erwin Cheldin
                                                                            Chairman of the Board, President and Chief
                                                                            Executive Officer, (Principal Executive Officer)

Date:    November 12, 2007             By:         /s/ LESTER A. AARON
                                                                           Lester A. Aaron
                                                                           Treasurer, Chief Financial Officer, (Principal
                                                                           Accounting and Principal Financial Officer)

18 of 18

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