Form 10-K
period 2007-12-31
UNICO AMERICAN CORP
filed 2008-03-31
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007	Commission File No. 0-3978

UNICO AMERICAN CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23251 Mulholland Drive, Woodland Hills, California	91364
(Address of Principal Executive Offices)	(Zip Code)

 Registrant's telephone number, including area code:  (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

Securities registered pursuant to section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes    No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer  ___ Smaller reporting company  X
                                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No  X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2007, the last business day of Registrant’s most recently completed second fiscal quarter was $37,184,103.

5,625,308
Number of shares of common stock outstanding as of March 26, 2008

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2007, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof.  If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

PART I

Item 1.  Business.

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, and health insurance through its agency subsidiaries; and through its other subsidiaries provides insurance premium financing and membership association services.  Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned.  Unico was incorporated under the laws of Nevada in 1969.

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment - its insurance company operation, and all other revenues from insurance operations.  The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico’s property and casualty insurance company.  Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, are as follows:

	Year ended December 31
	2007		2006		2005
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company revenues	$44,137,213	87.9%	$48,942,568	89.4%	$54,833,512	89.6%

Other revenues from insurance operations
Gross commissions and fees:
Health insurance program commission income	2,320,161	4.6%	1,634,438	3.0%	1,628,061	2.7%
Policy fee income	2,332,404	4.7%	2,638,985	4.8%	3,001,966	4.9%
Daily automobile rental insurance program: Commission	390,659	0.8%	371,317	0.7%	441,066	0.7%
Claim administration fees	-	-	4,035	-	70,000	0.1%
Association operations membership and fee income	309,712	0.6%	300,527	0.5%	318,349	0.5%
Other commission and fee income	13,095	-	38,030	0.1%	48,589	0.1%
Total gross commission and fee income	5,366,031	10.7%	4,987,332	9.1%	5,508,031	9.0%
Investment income	152,002	0.3%	100,955	0.2%	68,828	0.1%
Finance charges and fees earned	553,997	1.1%	678,740	1.2%	758,325	1.3%
Other income	14,050	-	7,786	-	13,826	-
Total other revenues from insurance operations	6,086,080	12.1%	5,774,813	10.5%	6,349,010	10.4%

Total Revenues	$50,223,293	100.0%	$54,717,381	100.0%	$61,182,522	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader Insurance Company.  Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985.  Since 2004, all Crusader business was written in the State of California.  During the year ended December 31, 2007, 96% of Crusader’s business was commercial multiple peril policies.  Commercial multiple peril policies provide a combination of property and liability coverage for businesses.  Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage.  However, Crusader does not write earthquake coverage.  Commercial liability coverages insure against third party liability from accidents occurring on the insured’s premises or arising out of its operation.  In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risk on a mono-line basis.  As of December 31, 2007, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

Historically, most of Crusader’s marketing was aimed at independent insurance brokers, representatives of the consumer.  With the relatively recent advent of heightened competition and of declining sales, in 2007 Crusader adopted a plan to supplement its marketing efforts with independent agents, representatives of the Company.  The Company believes that those agents will be particularly effective and that their efforts will not diminish the business historically produced by independent brokers.  Crusader began making those agency appointments during 2008.

All of Crusader’s business is produced by Unifax Insurance Systems, Inc. (Unifax), its sister corporation.  Unifax has substantial experience with these classes of business.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in the previous table.  Crusader is licensed in property and casualty and disability lines of insurance by the California Department of Insurance.

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

Crusader’s primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2005 – 2007	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A	$250,000	$500,000

2002	Partner Reinsurance Company of the U.S.	A+	$250,000	$675,000

2000 - 2001	Partner Reinsurance Company of the U.S.	A+	$250,000	$500,000

1998 - 1999	General Reinsurance Corporation	A++	$250,000	$750,000

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

The 2007 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of December 31, 2007, the Company recognized $253,555 of contingent commission.  In March 2007, the Company received an advance of $1 million from its reinsurer to be applied against future contingent commission earned, if any.  As of December 31, 2007, the Company recorded $746,445 of this payment as an advance from its reinsurer and it is included in accrued expenses and other liabilities in the consolidated balance sheets.

Crusader also has catastrophe reinsurance from various highly rated California authorized and unauthorized reinsurance companies.  These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures.  The Company has no reinsurance recoverable balances in dispute.

The aggregate amount of earned premium ceded to the reinsurers was $11,532,308 for the year ended December 31, 2007, $13,758,424 for the year ended December 31, 2006, and $14,234,844 for the year ended December 31, 2005.

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

Unpaid Losses and Loss Adjustment Expenses

Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses.  When a claim for loss is reported to the Company, a reserve is established for the expected cost to settle the claim, including estimates of any related legal expense and other costs associated with resolving the claim.  These reserves are called “case based” reserves.  In addition, the Company also sets up reserves at the end of each reporting period for losses that have occurred but have not yet been reported to the Company.  These incurred but not reported losses are referred to as “IBNR” reserves.

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

The process of establishing loss and loss adjustment expense reserves involves significant judgment.  The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1997 through 2007.  The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date.  The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year.  The estimate is increased or decreased, as more information becomes known.  The Company believes that its loss and loss adjustment expense reserves are properly stated.  When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects redundancies and deficiencies in Crusader’s net loss and loss adjustment expense reserves.  As of December 31, 2007, all periods stated in the table prior to 2003 reflected a cumulative deficiency.  The 2003 through 2006 periods reflect a cumulative redundancy.  See discussion of losses and loss adjustment expenses in Item 7- “Management’s Discussion and Analysis - Results of Operations - Insurance Company Operation.”

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

	CRUSADER INSURANCE COMPANY
	ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
	Year Ended December 31
	1997	1998	1999	2000	2001	2002	2003	2004		2005	2006	2007
Reserve for Unpaid Losses and Loss Adjustment Expenses	$40,591,248	$40,374,232	$37,628,165	$34,546,026	$49,786,215	$53,596,945	$58,883,861		$67,349,989	$76,235,467	$70,076,430	$66,305,287

Paid Cumulative as of
1 Year Later	12,677,646	15,393,167	18,745,224	20,841,417	23,010,615	21,326,688	18,546,279		14,626,446	17,257,218	18,136,958
2 Years Later	23,740,181	28,570,117	34,905,359	37,976,277	39,463,106	35,883,729	28,289,327		26,374,067	30,280,022
3 Years Later	30,217,031	38,923,545	46,072,688	49,053,708	46,256,431	40,808,763	35,508,898		34,031,644
4 Years Later	35,620,705	45,425,709	53,153,491	52,821,183	49,157,040	44,116,477	39,577,949
5 Years Later	40,639,328	50,526,164	56,021,297	54,919,573	51,678,787	46,382,760
6 Years Later	45,028,598	52,588,830	57,247,843	56,715,300	53,604,855
7 Years Later	46,921,020	53,482,116	58,801,974	58,428,481
8 Years Later	47,807,308	54,659,842	60,000,165
9 Years Later	48,975,696	55,763,935
10 Years Later	50,067,816

Reserves Reestimated as of
1 Year Later	35,730,603	39,132,945	41,898,796	53,872,376	57,577,066	56,348,531	58,048,427		63,525,526	64,064,784	65,958,329
2 Years Later	36,032,215	43,164,627	56,423,375	59,746,880	60,629,814	57,237,770	54,623,000		51,981,027	60,840,795
3 Years Later	38,844,953	52,349,735	59,486,543	62,172,320	60,974,567	55,430,550	50,602,947		49,959,618
4 Years Later	45,907,785	54,291,547	61,791,428	62,369,460	59,745,610	53,154,847	49,959,618
5 Years Later	47,940,955	56,619,057	62,174,813	61,894,587	58,289,479	53,047,154
6 Years Later	50,374,721	57,151,258	61,983,908	61,192,597	58,677,307
7 Years Later	50,993,874	56,935,245	61,875,465	61,975,092
8 Years Later	50,819,391	56,906,786	62,659,129
9 Years Later	50,884,573	57,572,353
10 Years Later	51,464,485

Cumulative Redundancy (Deficiency)	$(10,873,237)	$(17,198,121)	$(25,030,964)	$(27,429,066)	$(8,891,092)	$549,791	$9,510,254		$17,390,371	$15,394,672	$4,118,101

Gross Liability for Unpaid Losses and Loss Adjustment Expenses	$42,004,851	$41,513,945	$41,592,489	$45,217,369	$60,534,295	$74,905,284	$78,139,090		$87,469,000	$101,914,548	$93,596,117	$94,730,711

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(1,413,603)	(1,139,713)	(3,964,324)	(10,671,343)	(10,748,080)	(21,308,339)	(19,255,229)		(20,119,011)	(25,679,081)	(23,519,687)	(28,425,424)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$40,591,248	$40,374,232	$37,628,165	$34,546,026	$49,786,215	$53,596,945	$58,883,861		$67,349,989	$76,235,467	$70,076,430	$66,305,287

Gross Liability Reestimated	$75,072,319	$83,062,677	$90,999,291	$94,132,085	$90,377,158	$77,385,663	$72,577,268		$72,219,583	$84,920,252	$90,501,882

Ceded Liability Reestimated	(23,607,834)	(25,490,324)	(28,340,162)	(32,156,993)	(31,699,851)	(24,338,509)	(23,203,661)		(22,259,965)	(24,079,457)	(24,543,553)

Net Liability Reestimated	$51,464,485	$57,572,353	$62,659,129	$61,975,092	$58,677,307	$53,047,154	$49,373,607	$	,49,959,618	$60,840,795	$65,958,329

Gross Reserve Redundancy (Deficiency)	$(33,067,468)	$(41,548,732)	$(49,406,802)	$(48,914,716)	$(29,842,863)	$(2,480,379)	$5,561,882		$15,249,417	$16,994,296	$3,094,235

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

	Twelve months ended December 31
Statutory:	2007	2006	2005	2004	2003

Net premiums written	$33,412,745	$38,166,864	$46,030,707	$51,089,573	$47,420,157
Policyholders’ surplus	$57,862,334	$50,023,768	$36,586,441	$29,436,343	$26,103,440
Ratio	0.6 to 1	0.8 to 1	1.3 to 1	1.7 to 1	1.8 to 1

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

•
Under GAAP, policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred as required by SAP.

•
Certain assets included in balance sheets under GAAP are designated as “non-admitted assets” and are charged directly against statutory surplus under SAP.  Non-admitted assets include primarily premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements, and prepaid expenses.

•
Under GAAP, amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverable, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

•
Under GAAP, fixed maturity securities, which are classified as available-for-sale, are reported at estimated fair values, rather than at amortized cost or the lower of amortized cost or market, depending on the specific type of security as required by SAP.

•
The differing treatment of income and expense items results in a corresponding difference in federal income tax expense.  Under GAAP reporting, changes in deferred income taxes are reflected as an item of income tax benefit or expense.  As required by SAP, federal income taxes are recorded when payable, and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed 10% of statutory surplus.  Changes in deferred taxes are recorded directly to statutory surplus.

Regulation

The insurance company operation is subject to regulation by the California Department of Insurance (the insurance department) and by the department of insurance of other states in which Crusader is licensed.  The insurance department has broad regulatory, supervisory, and administrative powers.  These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes.  The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders.  The insurance department’s Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices.  The most recent Market Conduct Examination of Crusader covered rating and underwriting practices in California during the period from December 15, 2005 through April 10, 2006.  No significant issues were reported as a result of that examination.  The insurance department also conducts periodic financial examinations of Crusader.  The insurance department completed a financial examination of Crusader’s December 31, 2004, statutory financial statements.  No significant issues were reported as a result of that examination.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies.  The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk).  These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels.  The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.  A company's RBC is required to be disclosed in its statutory annual statement.  The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval.  Crusader’s adjusted capital at December 31, 2007, was 729% of authorized control level risk-based capital.

The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.

LEVEL	TRIGGER	CORRECTIVE ACTION

Company Action Level	Adjusted Capital less than 200% of Authorized Control Level	The insurer must submit a comprehensive plan to the insurance commissioner

Regulatory Action Level	Adjusted Capital less than 150% of Authorized Control Level	In addition to above, insurer is subject to examination, analysis, and specific corrective action.

Authorized Control Level	Adjusted Capital less than 100% of Authorized Control Level	In addition to both of the above, insurance commissioner may place insurer under regulatory control.

Mandatory Control Level	Adjusted Capital less than 70% of Authorized Control Level	Insurer must be placed under regulatory control.

Insurance Regulatory Information System (IRIS) was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.  IRIS helps those companies that merit highest priority in the allocation of the regulators’ resources on the basis of 13 financial ratios that are calculated annually.  The analytical phase is a review of annual statements and the financial ratios.  The ratios and trends are valuable in pointing to companies likely to experience financial difficulties, but are not themselves indicative of adverse financial condition.  The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance departments’ own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties.  In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action.  Subsequently, a more comprehensive review of the ratio results and an insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention.  In 2007, the Company was not outside the usual values on any of the thirteen IRIS ratio tests.

California Insurance Guarantee Association

The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets.  The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California.  Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer.  In a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year.  Assessments are recouped through a mandated surcharge to policyholders the year after the assessment.  No assessment was made by CIGA for the 2005, 2006, or the 2007 calendar years.

Holding Company Act

Crusader is subject to regulation by the insurance department pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act").  Pursuant to the Holding Company Act, the insurance department may examine the affairs of Crusader at any time.  Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the insurance department.  Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving the lesser of 3% of admitted assets or 25% of policyholders’ surplus as of the preceding December 31.  An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year.  An insurance company is also required to notify the insurance department of any dividend after declaration, but prior to payment.

The Holding Company Act also provides that the acquisition or change of “control” of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the Insurance Commissioner.  In general, a presumption of “control” arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or a person who controls a California insurance company, such as Crusader.  A person seeking to acquire “control,” directly or indirectly, of the Company must generally file with the Insurance Commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company.  The Holding Company Act also effectively restricts the Company from consummating certain reorganization or mergers without prior regulatory approval.  The Company is in compliance with the Holding Company Act.

Rating

Insurance companies are rated to provide both industry participants and insurance consumers with meaningful information on specific insurance companies.  Higher ratings generally indicate financial stability and a strong ability to pay claims.  These ratings are based upon factors relevant to policyholders and are not directed toward protection of investors.  Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time.  Ratings focus primarily on the following factors:  capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, market segment position and growth opportunities, marketing, sales conduct practices, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

The claims-paying abilities of insurers are rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies.  Claims-paying ratings are important for the marketing of certain insurance products.  A higher rating generally indicates greater financial strength and a stronger ability to pay claims.

A.M. Best Company has upgraded Crusader’s financial strength rating from B+ (Good) to B++ (Good), effective January 2, 2007, and upgraded Crusader’s rating outlook from stable to positive, on January 15, 2008.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (The Act) was signed by President Bush.  On December 22, 2005, the United States’ government extended The Act, which was set to expire on December 31, 2005, for two more years.  On December 26, 2007, the United States government extended The Act through December 31, 2014.  The Act establishes a program within the Department of the Treasury in which the Federal Government will share the risk of loss from acts of terrorism with the insurance industry.  Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism.  No act shall be certified as an act of terrorism unless the terrorist act results in aggregate losses in excess of $5 million.

Under The Act, the federal government will pay 85% of covered terrorism losses exceeding the statutorily established deductible.  All property and casualty insurance companies are required to participate in the program to the extent that they must make available property and casualty insurance coverage for terrorism that does not differ materially from the terms, amounts, and other coverage limitations applicable to losses arising from events other than acts of terrorism.

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities.  In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist.  Consequently, the Company believes its exposure relating to acts of terrorism is low.  In 2007, Crusader received $201,187 in terrorism coverage premium from approximately 11% of its policyholders.  Crusader’s 2007 terrorism deductible was $11,338,443.  Crusader’s 2008 terrorism deductible is $9,732,395.

OTHER INSURANCE OPERATIONS

General Agency Operations

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

Insurance Premium Finance Operation

The Company’s subsidiary, American Acceptance Corporation (AAC), is a licensed insurance premium finance company that provides insurance purchasers with the ability to pay their insurance premiums on an installment basis.  The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured.  These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company.  AAC provides premium financing solely for Crusader policies that are produced by Unifax in California.

Association Operation

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

Health Insurance Operations

The Company's subsidiary, American Insurance Brokers, Inc. (AIB), markets medical, dental, and vision insurance in California through non-affiliated insurance companies for individuals and groups.  The services provided consist of marketing, billing and collection, accounting, and customer service.  For these services AIB receives commissions from insurance companies.  Most of the business is produced through independent insurance agents and brokers.  AIB holds licenses issued by the California Department of Insurance.

INVESTMENTS

The investments of the Company are made by the Company’s Chief Financial Officer under the supervision of an investment committee appointed by the Company’s Board of Directors.  The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000.  The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years.  The maximum investment authorized in any one issuer is $2,000,000 and the maximum in any one U.S. government agency or U.S. government sponsored enterprise is $3,000,000.  This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues.  Investments in municipal securities are primarily pre-refunded and secured by U.S. treasury securities.  The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1.  All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any material adverse financial impact.

COMPETITION

General

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

Insurance Company and General Agency Operations (Property and Casualty)

The Company's property and casualty insurance business continues to experience a competitive marketplace.  There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company.  In addition, Crusader competes not only with other insurance companies but also with other general agencies.  Many of those general agencies offer more products than the Company.  The principal method of competition among competitors is based on price.  While the Company attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  Additional information regarding competition in the insurance marketplace is discussed in the Item 7 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”

Insurance Premium Financing Operation

The insurance premium financing operation currently finances policies written only through its sister company, Unifax.  Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business.  In addition, the competitive pricing, the quality of its service, and the ease and convenience of financing with AAC have made its profitability possible.

Health Insurance Operations

Competition in the health insurance business is intense.  In 2007 and 2006 approximately 80% and 69%, respectively, of the Company’s health insurance business was from the CIGNA HealthCare medical and dental plan programs.  CIGNA’s plans consist of small group medical and dental policies and individual dental policies.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC.

EMPLOYEES

On March 7, 2008, the Company employed 113 persons at its facility located in Woodland Hills, California.  The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

Item 1A.  Risk Factors.

The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition.  These risks are as follows:

Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses.

Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have incurred which have not yet been reported to the Company.  There is a high level of uncertainty inherent in the evaluation of the required losses and loss adjustment expense reserves for the Company.  The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty.  The Company sets loss and loss adjustment expense reserves at each balance sheet date at management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses.  The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors.  Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims.  Changes in Company operations and management philosophy also may cause actual developments to vary from the past.  Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

The Company’s success depends on its ability to accurately underwrite risks and to charge adequate premiums to policyholders.

The Company’s financial condition, liquidity and results of operations depend in large part on the Company’s ability to underwrite and set premiums accurately for the risks it faces.  Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, underwriting expenses, and to earn a profit.  In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy.  The Company’s ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, without limitation:

•	Availability of sufficient reliable data.
•	Incorrect or incomplete analysis of available data.
•	Uncertainties inherent in estimates and assumptions.
•	Selection and application of appropriate rating formulae or other pricing methodologies.
•	Adoption of successful pricing strategies.
•	Prediction of policyholder retention (e.g., policy life expectancy).
•	Unanticipated court decisions, legislation or regulatory action.
•	Ongoing changes in the Company’s claim settlement practices.
•	Unexpected inflation.
•	Social changes, particularly those affecting litigious inclinations.

Such risks may result in the Company’s pricing being based on outdated, inadequate, or inaccurate data, or inappropriate analyses, assumptions, or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims.  As a result, the Company could under price risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness.  In either event, the Company’s operating results, financial condition, and cash flow could be materially adversely affected.

Inability to obtain reinsurance or to collect on ceded reinsurance could adversely affect the Company’s ability to write new policies.

The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.  Any decrease in the amount of the Company’s reinsurance will increase the risk of loss and could materially adversely affect its business and financial condition.  Ceded reinsurance does not discharge the Company’s direct obligations under the policies it writes.  The Company remains liable to its policyholders even if the Company is unable to make recoveries that it believes it’s entitled to under the reinsurance contracts.  Losses may not be recovered from the reinsurers until claims are paid.

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

The insurance business is subject to extensive regulation by the California Department of Insurance.  The California Department of Insurance has broad regulatory powers implemented to protect policyholders, not stockholders or other investors.  These powers include, among other things, the ability to:

•	Place limitations on the Company’s investments and dividends.
•	Place limitations on the Company’s ability to transact business with its affiliates.
•	Establish standards of solvency including minimum reserves and capital surplus requirements.
•	Prescribe the form and content of, and to examine, the Company’s financial statements.

Federal legislation typically does not directly impact the property and casualty business, but the business can be indirectly affected by changes in federal regulations.

This extensive regulation may affect the cost or demand for the Company’s products and may limit the ability to obtain rate increases or to take other actions that the Company might desire to do in order to increase its profitability.

A downgrade in the financial strength rating of the insurance company could reduce the amount of business it may be able to write.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims.  A.M. Best Company has upgraded Crusader’s financial strength rating from B+ (Good) to B++ (Good), effective January 2, 2007, and upgraded Crusader’s rating outlook from stable to positive, effective January 15, 2008.  The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models, and is subject to revision or withdrawal at any time.  Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors.  Any downgrade in the Company’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a material adverse effect on its results of operations and financial position.

Intense competition could adversely affect the ability to sell policies at premium rates the Company deems adequate.

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

The Company’s earnings may be affected by changes in interest rates.

Investment income is an important component of the Company’s revenues and net income.  The ability to achieve investment objectives is affected by factors that are beyond the Company’s control.  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.  Any significant decline in investment income as a result of falling interest rates or general market conditions would have an adverse effect on net income and, as a result, on the Company’s stockholders' equity and policyholders' surplus.

The outlook of the Company’s investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment.  The fair values of fixed maturity investments that are "available-for-sale" fluctuate with changes in interest rates and cause fluctuations in the stockholders' equity.

The Company’s geographic concentration ties its performance to the business, economic, and regulatory conditions in California.

The Company’s insurance business is concentrated in California (100% of gross written premium in 2005 through 2007).  Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance.  In addition, California is exposed to severe natural perils, such as earthquakes and fires, along with the possibility of terrorist acts.  Accordingly, the Company could suffer losses as a result of catastrophic events.

The Company relies on independent insurance agents and brokers.

The failure or inability of independent insurance agents and brokers to market the Company’s insurance programs successfully could have a material adverse effect on its business, financial condition and results of operations.  Independent brokers are not obligated to promote the Company’s insurance programs and may sell competitors' insurance programs.  The Company’s business largely depends on the marketing efforts of independent brokers and on the Company’s ability to offer insurance programs and services that meet the requirements of those brokers’ customers.

Litigation may have an adverse effect on the Company’s business.

The insurance industry is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts and the outcomes of which are unpredictable.  This litigation is based on a variety of issues including insurance and claim settlement practices.  Although the Company has not been the target of any specific class action lawsuits, it is possible that a suit of this type could have a negative impact on the Company’s business.

The Company relies on its information technology systems to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on the accuracy, reliability, and proper functioning of its information technology systems.  The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data.  The failure of hardware or software that supports the Company’s information technology systems or the loss of data contained in the systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.  In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from events such as:

•	Earthquake, fire, flood and other natural disasters.
•	Terrorist attacks and attacks by computer viruses or hackers.
•	Power loss.
•	Unauthorized access.
•	Computer systems or data network failure.

It is possible that a system failure, accident, or security breach could result in a material disruption to the Company’s business.  In addition, substantial costs may be incurred to remedy the damages caused by these disruptions.  To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company’s results of operations.

The Company’s disclosure controls and procedures may not prevent or detect all acts of fraud.

The Company’s disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  The Company’s management believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot ensure that any design will succeed in achieving its stated goals under all potential future conditions.  Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on the Company’s stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require the Company to include in its Form 10-K a report by its management regarding the effectiveness of the Company’s internal control over financial reporting.  The report includes, among other things, an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of its fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in the Company’s internal control over financial reporting identified by management.  Areas of the Company’s internal control over financial reporting may require improvement from time to time.  If management is unable to assert that the Company’s internal control over financial reporting is effective now or in any future period, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, which could have an adverse effect on its stock price.

The ability of the Company to attract, develop and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to the Company’s success.

The Company must hire and train new employees and retain current employees to handle its operations.  The failure of the Company to successfully hire and retain a sufficient number of skilled employees could result in the Company having to slow the growth of its business.  In addition, the failure to adequately staff its claims department could result in decreased quality of the Company’s claims operations.  The Company’s success also depends heavily upon the continued contributions of its executive officers, both individually and as a group.  The Company’s future performance will be substantially dependent on its ability to retain and motivate its management team.  The loss of the services of any of the Company’s executive officers could prevent the Company from successfully implementing its business strategy, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Company presently occupies a 46,000 square foot office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,025,952 through March 31, 2007, and $1,066,990 from April 1, 2007, through March 31, 2012.  In addition, the lease extension provides for two, five-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.

Item 3.  Legal Proceedings.

The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant.  Incidental actions are sometimes brought by customers or others that relate to disputes concerning the issuance or non-issuance of individual insurance policies or other matters.  In addition, the Company resorts to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents.  These routine items of litigation do not materially affect the Company’s operations and are handled on a routine basis through its counsel.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
              Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Stock Market under the symbol "UNAM."  The high and low sales prices (by quarter) during the last two comparable twelve-month periods are as follows:

	High	Low
Quarter Ended	Price	Price

March 31, 2006	$9.74	$8.90
June 30, 2006	$12.03	$9.19
September 30, 2006	$12.14	$9.60
December 31, 2006	$13.59	$10.13

March 31, 2007	$14.25	$11.55
June 30, 2007	$13.45	$10.97
September 30, 2007	$14.03	$9.93
December 31, 2007	$11.90	$9.94

Performance Graph

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and a peer group consisting of all NASDAQ property and casualty companies.  The comparison assumes $100.00 was invested on December 31, 2002, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends.  It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Unico American Corp.	100.0	177.1	301.6	296.8	415.2	325.4
NASDAQ Market Index	100.0	149.5	162.7	166.2	182.6	198.0
Peer Group Index	100.0	119.5	149.5	171.7	196.7	189.6

As of December 31, 2007, the approximate number of shareholders of record of the Company's common stock was 370.  In addition, the Company estimates beneficial owners of the Company’s common stock held in the name of nominees to be approximately 730.  Total shareholders are estimated to be approximately 1,100.

The Company last declared a cash dividend on its common stock in 2002.  Declaration of future annual cash dividends will be subject to the Company’s profitability and its cash requirements.  Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company.  Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”).  Presently, without prior regulatory approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year.  Based on Crusader’s statutory net income for the year ended December 31, 2007, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2008 is $8,194,562.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 16 of “Notes to Consolidated Financial Statements”).  During the twelve months ended December 31, 2007, the Company repurchased 9,483 shares of the Company’s common stock at a cost of $115,261 of which $4,660 was allocated to capital and $110,601 was allocated to retained earnings.  As of December 31, 2007, the Company had purchased and retired under the Board of Directors’ authorization an aggregate of 878,441 shares of its common stock at a cost of $5,632,727.

Item 6.  Selected Financial Data.

	Year ended December 31
	2007	2006	2005	2004	2003

Total revenues	$50,223,293	$54,717,381	$61,182,522	$61,903,310	$51,130,439
Total costs and expenses	40,299,742	36,563,395	50,716,092	53,230,852	48,981,068
Income before taxes	$9,923,551	$18,153,986	$10,466,430	$8,672,458	$2,149,371
Net income	$6,613,707	$11,794,241	$6,715,004	$5,681,500	$1,068,650
Basic earnings per share	$1.18	$2.12	$1.22	$1.03	$0.19
Diluted earnings per share	$1.16	$2.09	$1.20	$1.02	$0.19
Cash dividends per share	-	-	-	-	-
Total assets	$193,383,977	$187,801,836	$186,297,179	$172,570,276	$161,493,695
Stockholders’ equity	$69,863,818	$60,871,022	$48,394,373	$42,425,325	$38,470,857

  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of    Operations.

Overview

General

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries, insurance premium financing, and membership association services.

The Company’s net income was $6,613,707 in 2007, $11,794,241 in 2006, and $6,715,004 in 2005.

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation.  The insurance company operation generates approximately 88% of the Company’s total revenue.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company.  Crusader is writing primarily Commercial Multiple Peril business only in the state of California.  A.M. Best Company has upgraded Crusader’s financial strength rating from B+ (Good) to B++ (Good), effective January 2, 2007, and upgraded Crusader’s rating outlook from stable to positive, on January 15, 2008.

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

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find and insurers’ profits increase.  The Company believes that the California property and casualty insurance market has transitioned to a “soft market” in the past few years.  The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.  Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth, and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  For the year ended December 31, 2007, gross written premium was $44,970,399, a decrease of $6,943,568 (13%) compared to 2006.

For the twelve months ended December 31, 2007, losses and loss adjustment expenses for insured events of the current year were $26,300,338, offset by $4,118,101 of favorable development for events of prior years.  For the twelve months ended December 31, 2006, losses and loss adjustment expenses for insured events of the current year were $29,997,662, offset by $12,170,683 of favorable development for events of prior years.  The favorable developments resulted from settling or re-estimating claims for lesser amounts than they were previously forecast.

Other Operations

The Company’s other operations generate commissions, fees, and finance charges from various insurance products.  The events that have the most significant economic impact are as follows:

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Policy fee income for the twelve months ended December 31, 2007, decreased 12% as compared to the prior year.  The decrease in policy fee income is a result of a decrease in the number of policies issued during the twelve months ended December 31, 2007, as compared to 2006.

AAQHC provides various consumer benefits to its members, including participation in group health care insurance policies.  For these services, AAQHC receives membership and fee income from its members.  Membership and fee income increased 3% in the year ended December 31, 2007, compared to 2006.  The increase is a result of the increase in the number of members.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC.

AIB sells and services health insurance policies for individual/family and small business groups and receives commissions based on the premiums that it writes.  Commission income increased 42% for the year ended December 31, 2007, compared to 2006.  The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare as discussed above.

AAC provides premium financing for Crusader policies that are produced by Unifax in California.  Finance charges and fees earned by AAC during 2007 decreased 18% as compared to 2006.  The decrease is primarily a result of a 21% decrease in the number of loans issued in 2007 compared to 2006.  Average premium financed increased to $2,769 in 2007 from $2,758 in 2006.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program increased $15,307 (4%) as compared to 2006.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $147.3 million (at amortized cost) at both December 31, 2007, and December 31, 2006.  Investment income for the twelve months ended December 31, 2007, increased $0.8 million (14%) in 2007 as compared to 2006.  The increase was primarily due to an increase in the Company’s annualized yield on average invested assets from 4.2% in 2006 to 4.6% in 2007.  The increase in the annualized yield on average invested assets is a result of higher yields in the marketplace on both new and reinvested assets.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.
As of December 31, 2007, the weighted average maturity of the Company’s fixed maturity investments was 2.0 years compared to 1.3 years and 1.2 years as of December 31, 2006, and December 31, 2005, respectively.

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

The cash flow used by operations in the year ended December 31, 2007, was $113,639, a decrease in cash flow of $6,411,533 compared to the cash flow for the year ending December 31, 2006.  The Company has primarily utilized the cash from the maturity of its fixed maturity investments to purchase $69.7 million of fixed maturity securities in 2007.  Cash flow provided by operations in the year ended December 31, 2006, was $6,297,894, a decrease in cash flow of $3,500,448 compared to the cash flow for the year ending December 31, 2005.  The Company has utilized the cash provided from operating activities and from the maturity of its fixed maturity investments primarily to purchase $68.9 million of fixed maturity securities in 2006.

The most significant liquidity risk faced by the Company is adverse development of the insurance company’s loss and loss adjustment expense reserves.  Based on the Company’s current loss and loss expense reserves and expected current and future payments, the Company believes that there are no current liquidity issues.  However, no assurance can be given that the Company’s estimate of ultimate loss and loss adjustment expense reserves will be sufficient.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash and investments (excluding net unrealized gains or losses) at December 31, 2007, were $147,457,231 compared to $147,346,870 at December 31, 2006.  Crusader's cash and investments at December 31, 2007, was $143,042,610 or 97% of the total held by the Company, compared to $144,120,695 or 98% of the total held by the Company at December 31, 2006.

The Company's investments are as follows:

	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	%	Amount	%	Amount	%
Fixed maturities (at amortized cost)
Certificates of deposit	$400,000	-	$400,000	-	$500,000	-
U.S. treasury securities	130,211,428	93	127,553,801	91	107,290,653	79
U.S. government sponsored enterprise securities	-	-	-	-	6,000,000	4
Industrial and miscellaneous (taxable)	9,365,735	7	12,523,393	9	21,403,239	16
State and municipal (tax exempt)	15,045	-	15,134	-	934,536	1
Total fixed maturity investments	139,992,208	100	140,492,328	100	136,128,428	100

Short-term cash investments (at cost)
Certificates of deposit	200,000	3	200,000	3	100,000	2
Cash deposit in lieu of bond*	-	-	-	-	200,000	5
Commercial paper	3,887,322	53	1,665,000	25	1,830,000	41
Bank money market accounts	444,781	6	210,270	3	182,673	4
U.S. government money market fund	2,425,807	33	411,206	6	2,150,671	48
Short-term U.S. treasury bills	393,768	5	4,322,048	63	-	-
Bank savings accounts	4,481	-	11,483	-	11,818	-
Total short-term cash investments	7,356,159	100	6,820,007	100	4,475,162	100

Total investments	$147,348,367		$147,312,335		$140,603,590

* Deposits with superior courts to stay execution of judgment pending appeal of Crusader claims.

In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investment in fixed maturity securities are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

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

The investment market in general, and in certain asset classes specifically, has been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and that has continued into the first quarter of 2008.  The Company’s fixed maturity investment portfolio as of December 31, 2007 consisted of 93% U.S. treasury securities, and 7% consisting of ten highly rated industrial and miscellaneous taxable issues, and 1 state tax exempt issue.  As of December 31, 2007, Standard & Poors rated four of these issues AAA, one issue AA+, four issues AA, one issue AA-, and one issue A+.

Crusader's statutory capital and surplus as of December 31, 2007, was $57,862,334, an increase of $7,838,566 (16%) from December 31, 2006.  Crusader's statutory capital and surplus as of December 31, 2006, was $50,023,768, an increase of $13,437,327 (37%) from December 31, 2005.

No dividends were declared or paid by Crusader to Unico in 2007, 2006, or 2005.  Based on Crusader’s statutory net income for the year ended December 31, 2007, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2008 is $8,194,562.

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 16 of “Notes to Consolidated Financial Statements”).  During the twelve months ended December 31, 2007, the Company repurchased 9,483 shares of the Company’s common stock at a cost of $115,261 of which $4,660 was allocated to capital and $110,601 was allocated to retained earnings.  As of December 31, 2007, the Company had purchased and retired under the Board of Directors’ authorization an aggregate of 878,441 shares of its common stock at a cost of $5,632,727.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restriction of $1,172,913, statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted.  Premium taxes are deferred and amortized as the related premiums are earned.  The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31, 2007, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years
Contractual Obligations
Building lease	$4,534,707	$1,066,990	$2,133,980	$1,333,737	-
Loss and loss adjustment expense reserves*	94,730,711	33,170,607	35,098,380	12,359,759	14,101,965
Total	$99,265,418	$34,237,597	$37,232,360	$13,693,496	$14,101,965

* Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties.  As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

Results of Operations

General

The Company had net income of $6,613,707 for the year ended December 31, 2007, compared to net income of $11,794,241 for the year ended December 31, 2006, and net income of $6,715,004 for the year ended December 31, 2005.  Total revenue for the year ended December 31, 2007, was $50,223,293 compared to $54,717,381 for the year ended December 31, 2006, and $61,182,522 for the year ended December 31, 2005.

For the year ended December 31, 2007, the Company had income before taxes of $9,923,551 compared to income before taxes of $18,153,986 in the year ended December 31, 2006, a decrease in income before taxes of $8,230,435.  The decrease in pre-tax income was primarily due to a decrease of $9,373,440 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader.

For the year ended December 31, 2006, the Company had income before taxes of $18,153,986 compared to income before taxes of $10,466,430 in the year ended December 31, 2005, an increase in income before taxes of $7,687,556.  The increase in pre-tax income was primarily due to an increase of $7,404,321 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) from Crusader.

The effect of inflation on the net income of the Company during the years ended December 31, 2007, 2006, and 2005 was not significant.

The Company derives revenue from various sources as discussed below.

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2007	2006	2005

Gross written premium	$44,970,399	$51,913,967	$60,268,784
Net written premium (net of reinsurance ceded)	$33,412,745	$38,166,864	$46,030,707
Earned premium before reinsurance ceded	$48,661,973	$56,692,213	$64,712,764
Earned premium (net of reinsurance ceded)	$37,129,665	$42,933,789	$50,477,920
Losses and loss adjustment expenses	$22,182,237	$17,826,979	$31,513,732
Gross unpaid losses and loss adjustment expenses	$94,730,711	$93,596,117	$101,914,548
Net unpaid losses and loss adjustment expenses	$66,305,287	$70,076,430	$76,235,467

Crusader’s primary line of business is commercial multiple peril policies.  This line of business represented approximately 96% of Crusader’s total written premium for the year ended December 31, 2007, 97% for the year ended December 31, 2006, and 97% for the year ended December 31, 2005.

As of December 31, 2007, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Premiums

For the year ended December 31, 2007, gross written premium decreased by $6,943,568 (13%) over 2006.  For the year ended December 31, 2006, gross written premium decreased by $8,354,817 (14%) over 2005.  The decrease in written premium in both 2007 and 2006 reflected heightened competition and management’s continued emphasis on rate adequacy and underwriting discipline.  The Company cannot determine how long the existing market condition will continue, nor in which direction it might change.

The insurance marketplace continues to become more competitive.  There are more insurers competing for the same customers.  Many of those competitors price their insurance at rates that Crusader believes are inadequate to support any profit.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.  During the year 2008, Crusader plans to introduce many product changes such as, changes in its rates, eligibility guidelines, rules and coverage forms.  Improved service to retail brokers is primarily focused upon transacting business through the internet, as well as providing more options to make the brokers’ time more efficiently spent with us (i.e., as opposed to spending time with our competitors).  During 2007, Crusader employed two full-time marketing representatives.  Those individuals are charged with the responsibility of identifying product development opportunities, promoting the company and its products to the brokerage community, and charged with the duty to appoint retail agents, so as to introduce the Crusader brand at the consumer’s level of distribution (i.e., retail).  Crusader plans to have approximately twelve retail agents appointed by the end of year 2008, and approximately twenty-four by the end of year 2009.  Presently it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by the Company.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term.  Premium earned before reinsurance decreased $8,030,240 (14%) in the year ended December 31, 2007, compared to the year ended December 31, 2006, and decreased $8,020,551 (12%) in the year ended December 31, 2006, compared to the year ended December 31, 2005.  The decrease in earned premium before reinsurance in both 2007 and 2006 is a direct result of the decrease in written premium in 2007 and 2006, respectively.

Earned ceded premium for the 12 months ended December 31, 2007, decreased $2,226,116 (16%) to $11,532,308 compared to $13,758,424 for the 12 months ended December 31, 2006.  Earned ceded premiums as a percentage of direct earned premiums were 24% for 2007 and 2006, respectively.  Earned ceded premium for the 12 months ended December 31, 2006, decreased $476,420 (3%) to $13,758,424 compared to $14,234,844 for the 12 months ended December 31, 2005.  Earned ceded premiums as a percentage of direct earned premiums were 24% and 22% for 2006 and 2005, respectively.

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

The 2007 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of December 31, 2007, the Company recognized $253,555 of contingent commission.  In March 2007, the Company received an advance of $1 million from its reinsurer to be applied against future contingent commission earned, if any.  As of December 31, 2007, the Company recorded $746,445 of this payment as an advance from its reinsurer and it is included in accrued expenses and other liabilities in the consolidated balance sheets.

Crusader’s direct earned premium, earned ceded premium, and ceding commission are as follows:

	Year ended December 31
	2007	2006	2005

Direct earned premium	$48,661,973	$56,692,213	$64,712,764

Earned ceded premium
Excluding provisionally rated ceded premium	11,560,877	13,825,061	14,281,810
Provisionally rated ceded premium	(28,569)	(66,637)	(46,966)
Total earned ceded premium	11,532,308	13,758,424	14,234,844
Ceding commission	3,547,595	4,376,474	4,647,748
Earned ceded premium, net of ceding commission	$7,984,713	$9,381,950	$9,587,096

Ratios to direct earned premium
Direct ceded premium	24%	24%	22%
Earned ceded premium, net of ceding commission	16%	17%	15%

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses and loss ratio are as follows:

	Year Ended December 31
	2007	2006	2005

Net earned premium	$37,129,665	$42,933,789	$50,477,920

Net losses and loss adjustment expenses
Provision for insured events of current year	26,300,338	29,997,662	35,338,196
(Decrease) in provision for events of prior years	(4,118,101)	(12,170,683)	(3,824,464)
Total net losses and loss adjustment expenses	$22,182,237	$17,826,979	$31,513,732

Loss ratio	59.7%	41.5%	62.4%

Expected losses and loss adjustment expenses are determined based on earned premiums.  The portion of the premium dollar expected to pay claims costs is referred to as the expected loss and loss adjustment expense ratio.  Accident years 2005 through 2007 had substantially the same expected loss and loss adjustment expense ratio.  The Company’s emerging loss and loss adjustment expense ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve diagnostics testing.

The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for incurred-but-not-reported losses “IBNR”) to net premiums earned (loss ratio) and (2) the ratio of policy acquisition costs to net premiums earned (expense ratio).  The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP.

	Year ended December 31
	2007	2006	2005

Loss ratio	59.7%	41.5%	62.4%
Expense ratio	22.8%	21.5%	20.8%
Combined ratio	82.5%	63.0%	83.2%

As indicated in the above table, the loss ratio for the year ended December 31, 2007, increased to 59.7% from 41.5% in 2006 and decreased to 41.5% in 2006 from 62.4% in 2005.  The increase in the 2007 loss ratio was primarily due to a decrease in the amount of favorable development of prior years’ losses recognized in 2007 as compared to 2006.  During 2007, the Company recognized $4,118,101 of favorable development of prior years’ losses as compared to $12,170,683 of favorable developments of prior years’ losses recognized during 2006.  Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2007, were $22,182,237.  This amount is comprised of accident year 2007 net losses and loss adjustment expenses of $26,300,338 and favorable development of prior accident years of $4,118,101.  The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2006, were $17,826,979.  This amount is comprised of accident year 2006 net losses and loss adjustment expenses of $29,997,662 and favorable development of prior accident years of $12,170,683.  The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2005, were $31,513,732.  This amount is comprised of accident year 2005 net losses and loss adjustment expenses of $35,338,196 and favorable development of prior accident years of $3,824,464.

The favorable (adverse) development by accident year is as follows:

	Year ended December 31, 2007		Year ended December 31, 2006		Year ended December 31, 2005

Accident Year	Favorable Adverse) Development	% of Total	Favorable Development	% of Total	Favorable Development	% of Total

Prior to 2001	$(782,496)	(19)%	$701,989	6%	$474,872	12%
2001	394,667	10%	754,141	6%	754,085	20%
2002	495,521	12%	819,572	7%	578,264	15%
2003	1,121,647	27%	1,744,350	14%	1,618,207	42%
2004	792,070	19%	7,524,447	62%	399,036	11%
2005	1,202,580	29%	626,184	5%	-	-
2006	894,112	22%	-	-	-	-
Total prior accident years	$4,118,101	100%	$12,170,683	100%	$3,824,464	100%

As reflected in the above table, the amount of favorable development recognized during the year ended December 31, 2007, decreased $8,052,581 (66%) from $12,170,683 in 2006 to $4,118,101 in 2007.  The decrease is a result of a substantial decrease in the provision for losses and loss adjustment expenses for accident year 2004 during the calendar year 2006.  This favorable development arose from the lower than expected emergence of losses during 2006 relative to expectations used to establish loss reserves at the end of 2005 and 2004.  The severity of late reported property and casualty claims that emerged during 2006 was lower than expected and case development on previously reported claims was better than expected.  During the fourth quarter of 2006 the Company determined that the favorable development of accident year 2004, which developed during 2006, was sufficient to warrant a reduction in the ultimate expected losses and loss adjustment expenses for that accident year.  During the first three quarters of 2006, the Company determined that the development during that period was not sufficient to warrant reducing accident year 2004 reserves further than previously recorded.  Because the incidence of the CMP losses is subject to a considerable element of fortuity, reserve estimates for this line are based on an analysis of past loss experience on average over a period of years.  As a result, the favorable development recognized in 2006 had a minimal effect on our determination of carried CMP loss reserves at December 31, 2007.  The adjustment of prior accident year reserves discussed above is not necessarily indicative of the results that may be expected in future periods.

Any reduction in losses and loss adjustment expenses from redundancies in the Company’s December 31, 2007, reserves over actual future payments, and/or any additional losses and loss adjustment expenses from actual future payments that exceed the Company’s reserves, will be recognized in the consolidated statements of operations of future accounting periods.  The Company’s current expected loss and loss adjustment expense ratio assumption closely approximates the Company’s historical average loss and loss adjustment expense ratio.  A difference between the Company’s current expected loss and loss adjustment expense ratio assumption and the actual loss and loss adjustment expense ratio for a given accident year will ultimately result in a dollar change (either higher or lower) that is a multiple of the earned premium for that year.  The actual loss and loss adjustment expense ratio has been within five percentage points of the current expected loss and loss adjustment expense ratio in five of the Company’s twenty-three years.  Since the Company’s net earned premium in 2007 was $37,129,665 a difference between the accident year 2007 actual and current expected loss and loss adjustment expense ratios of only five percentage points will ultimately impact losses and loss adjustment expenses by $1,856,483.  The actual loss and loss adjustment expense ratio has been within ten percentage points of the current expected loss and loss adjustment expense ratio in ten of the Company’s twenty-three years.  A difference of ten percentage points on accident year 2007 will ultimately impact losses and loss adjustment expenses by $3,712,967.  The actual loss and loss adjustment expense ratio has been within twenty percentage points of the current expected loss and loss adjustment expense ratio in sixteen of the Company’s twenty-three years.  A twenty percentage point difference between the accident year 2007 actual and the current expected loss and loss adjustment expense ratios will ultimately impact losses and loss adjustment expenses by $7,425,933.  In addition, accident years 2007 and prior are still developing.  Future development on those years might either offset or add to any future development that emerges on accident year 2007.

Reserves for Losses and Loss Adjustment Expenses

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

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2007	2006	2005

Direct reserves
Case reserves	$26,129,055	$21,796,117	$23,114,548
IBNR reserves	68,601,656	71,800,000	78,800,000
Total direct reserves	$94,730,711	$93,596,117	$101,914,548

Reserves net of reinsurance
Case reserves	$21,450,234	$18,776,430	$19,135,467
IBNR reserves	44,855,053	51,300,000	57,100,000
Total net reserves	$66,305,287	$70,076,430	$76,235,467

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2007		2006		2005
CMP	$90,126,649	95.1%	$90,604,178	96.8%	$98,758,298	96.9%
Other Liability	4,524,684	4.8%	2,736,790	2.9%	2,967,804	2.9%
Other	79,378	0.1%	255,149	0.3%	188,446	0.2%
Total	$94,730,711	100.0%	$93,596,117	100.0%	$101,914,548	100.0%

The Company‘s consolidated financial statements include estimated reserves for unpaid losses and related loss adjustment expenses of the insurance company operation.  The Company sets loss and loss adjustment expense reserves at each balance sheet date at management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and all related loss adjustment expenses incurred as of that date, for both reported and unreported claims.

Analysis of the roll forward of reserves for losses and loss adjustment expenses.

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2007	2006	2005

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$70,076,430	$76,235,467	$67,349,989

Incurred losses and loss adjustment expenses
Provision for insured events of current year	26,300,338	29,997,662	35,338,196
Decrease in provision for events of prior years	(4,118,101)	(12,170,683)	(3,824,464)
Total losses and loss adjustment expenses	22,182,237	17,826,979	31,513,732

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	7,816,422	6,728,798	8,001,808
Losses and loss adjustment expenses attributable to insured events of prior years	18,136,958	17,257,218	14,626,446
Total payments	25,953,380	23,986,016	22,628,254

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	66,305,287	70,076,430	76,235,467

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	28,425,424	23,519,687	25,679,081
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance *	$94,730,711	$93,596,117	$101,914,548

* In accordance with Financial Accounting Standards Board Statement No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the balance sheet.

The Company’s net loss and loss adjustment expense reserve was $66,305,287 as of December 31, 2007.  Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings.  Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.  Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, one must consider the varying probabilities that the development pattern is off in varying degrees.  If future development ultimately ends up being five percent different than the Company’s 2007 reserve, approximately $3.3 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s consolidated statement of operations in future periods.  A variance of five percent of net loss and loss adjustment expense reserves is not an unlikely scenario.  Similarly, a variance of ten percent of the Company’s 2007 reserves would be reflected in approximately $6.6 million in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s consolidated statements of operations in future periods.  This is also not an unlikely scenario.  Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

Other Insurance Operations

Health Insurance Program

Commission income from the health insurance sales is as follows:

	Year ended December 31
	2007	2006	2005

Commission income	$2,320,161	$1,634,438	$1,628,061

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income for the year ended December 31, 2007, increased $685,723 (42%), compared to the year ended December 31, 2006.  The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  Currently, all new CIGNA small group medical insurance policies are written through AIB, and all CIGNA small group medical insurance policyholders are members of AAQHC.  The new programs are competitively priced and are being actively marketed.  Commission income remained relatively comparable in the year ended December 31, 2006, compared to 2005.  Commissions from carriers other than CIGNA for the year ended December 31, 2007, remained relatively comparable to 2006 and 2005.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2007	2006	2005

Membership and fee income	$309,712	$300,527	$318,349

Membership and fee income for the year ended December 31, 2007, increased $9,185 (3%), compared to the year ended December 31, 2006.  Membership and fee income for the year ended December 31, 2006, decreased $17,822 (6%), compared to the year ended December 31, 2005.

Policy Fee Income

Unifax sells and services insurance policies for Crusader.  The policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements.  Policy fee income of Unifax is as follows:

	Year ended December 31
	2007	2006	2005

Policy fee income	$2,332,404	$2,638,985	$3,001,966
Policies issued	13,536	15,186	17,927

Policy fee income for the year ended December 31, 2007, decreased $306,581 (12%) as compared to the year ended December 31, 2006.  The 12% decrease in policy fee income is primarily a result of a 1,650 (11%) decrease in the number of policies issued during 2007 as compared to 2006

Policy fee income for the year ended December 31, 2006, decreased $362,981 (12%) as compared to the year ended December 31, 2005.  The 12% decrease in policy fee income is primarily a result of a 2,741 (15%) decrease in the number of policies issued during 2006 as compared to 2005, offset by the increase in policy fee from $165 per policy to $178 per policy effective on and after August 2005.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program is produced by Bedford for a non-affiliated insurance company.

Commission and fee income from the daily automobile rental insurance program are as follows:

	Year ended December 31
	2007	2006	2005

Rental program commission	$344,120	$317,679	$411,189
Contingent commission	46,539	53,638	29,877
Total commission	390,659	371,317	441,066
Claim administration fee	-	4,035	70,000
Total commission and fee income	$390,659	$375,352	$511,066

The daily automobile rental insurance program commission and fee income increased $15,307 (4%) from $375,352 in 2006 to $390,659 in 2007.  Commission and fee income decreased $135,714 (27%) from $511,066 in 2005 to $375,352 in 2006.  The daily automobile rental insurance program commission and fee income excluding claim administration fee and contingent commission increased $26,441 (8%) from $317,679 in 2006 to $344,120 in 2007.  The daily automobile rental insurance program commission and fee income excluding claim administration fee and contingent commission decreased $93,510 (23%) from $411,189 in 2005 to $317,679 in 2006.  Premium written in 2007 increased 8% compared to premium written in 2006, and premium written in 2006 decreased 25% compared to premium written in 2005.  Although written premium increased in 2007 primarily as a result of enhanced marketing efforts, there continues to be intense price competition in the daily automobile rental insurance program during the periods covered by this report.  The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.  To avoid underwriting losses for the non-affiliated insurance company that it represents, Bedford continues to produce business only at rates that it believes to be adequate.

Primarily due to declining sales, in April 2006 Bedford hired a new general manager who had substantial experience in the daily automobile rental insurance business.  Due to the fact that Bedford’s sales objectives were not achieved, it ended the employment of the general manager in January 2008.  During 2007, the Company negotiated with the non-affiliated insurance company the need to approve and implement various product enhancements that Bedford recommended.  As of December 31, 2007, the negotiations had not resulted in any significant enhancement.

The Company's subsidiary U.S. Risk Managers, Inc., (U.S. Risk) ceased providing insurance claim administration services to the non-affiliated daily automobile insurer as of December 31, 2003, and is currently inactive.  As of December 31, 2003, the non-affiliated insurer assumed the claim administration responsibility for all outstanding and IBNR claims.  During 2003, the Company recognized $200,000 of claim administration fees that were unearned as of December 31, 2002.  Although U.S. Risk is inactive, the Company is still responsible for all claim administration cost arising from losses covered by premiums for which it received a claim administration fee.  During 2004 and 2005, the Company did not receive any claim administration fees and did not incur any future internal claim administration costs.  During 2005, the Company recognized an additional amount of $70,000 of the $100,000 claim administration fees that were unearned as of December 31, 2004.  As of December 31, 2006, the non-affiliated insurer had billed the Company for the final claim administration costs due and the Company recognized the remaining balance in the amount of $4,035 as a claim administration fee income.

Other Commission and Fee Income

Other commission and fee income are as follows:

	Year ended December 31
	2007	2006	2005

Earthquake program commission income	$13,018	$37,914	$48,519
Miscellaneous commission and fee income	77	116	70
Total other commission and fee income	$13,095	$38,030	$48,589

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999.  Unifax receives a commission from these insurance companies based on premium written.  Commission income on the earthquake program for the year ended December 31, 2007, decreased $24,896 (66%) compared to 2006.  Commission income on the earthquake program for the year ended December 31, 2006, decreased $10,605 (22%) compared to 2005.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

Premium Finance Program

Premium finance charges and late fees earned from financing policies are as follows:

	Year ended December 31
	2007	2006	2005

Premium finance charges and fees earned	$553,997	$678,740	$758,325
New loans	2,835	3,596	4,200

AAC provides premium financing for Crusader policies produced by Unifax in California.  The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC’s ability to market its competitive rates and service.  Premium finance charges and fees earned decreased $124,743 (18%) in the year ended December 31, 2007, compared to 2006 primarily due to the fact that there were 761 (21%) fewer loans financed in the current year.  Premium finance charges and fees earned decreased $79,585 (10%) in the year ended December 31, 2006, compared to 2005 due primarily to the fact that there were 604 (14%) fewer loans financed in the current year.  During 2007, 28% of all Unifax policies were financed and 74% of those policies were financed by AAC.  During 2006, 32% of all Unifax policies were financed and 75% of those policies were financed by AAC.

Investment Income and Net Realized Gains

Investment income and net realized gains are as follows:

	Year ended December 31
	2007	2006	2005
Average invested assets – at amortized cost	$147,330,351	$143,957,963	$136,355,683

Interest income
Insurance company operations	$6,695,121	$5,903,462	$4,248,399
Other operations	152,002	100,955	68,828
Realized gains	-	2,617	-
Total investment income and realized gains	$6,847,123	$6,007,034	$4,317,227

Yield on Average Invested Assets	4.65%	4.17%	3.17%

In the year ended December 31, 2007, while the Company’s average invested assets (at amortized value) increased $3,372,388 (2%) compared to the year ended December 31, 2006, investment income earned increased $840,089 (14%) compared to the year ended December 31, 2006.  The yield on average invested assets increased to 4.65% in 2007 from 4.17% in 2006.  The increase in the yield on average invested assets is primarily the result of an increase in the average return on new and reinvested assets in the Company’s investment portfolio.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.  Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2007, was 2.0 years compared to 1.3 years as of December 31, 2006.  The Company’s invested assets (at amortized value) as of December 31, 2007, was $147,348,367 as compared to $147,312,335 as of December 31, 2006.  However, the average invested assets increased in the year ending December 31, 2007, as compared to 2006, primarily as a result of the significant increase in invested assets during the year ended December 31, 2006.  The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage.  Tax-exempt securities generally carry a lower yield than taxable securities.  These securities (at amortized value) decreased to $15,045 (0% of total investments) at December 31, 2007, compared to $15,134 (0% of total investments) at December 31, 2006.

In the year ended December 31, 2006, while the Company’s average invested assets (at amortized value) increased $7,602,280 (6%) compared to the year ended December 31, 2005, investment income earned increased $1,689,807 (39%) compared to the year ended December 31, 2005.  The yield on average invested assets increased to 4.17% in 2006 from 3.17% in 2005.  The increase in the yield on average invested assets is primarily the result of an increase in the average return on new and reinvested assets in the Company’s investment portfolio.  Due to the interest rate environment in 2006, management believed it was prudent to purchase fixed maturity investments with relatively short maturity duration.  Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2006, was 1.3 years compared to 1.2 years as of December 31, 2005.  The Company’s invested assets (at amortized value) as of December 31, 2006, was $147,312,335 as compared to $140,603,590 as of December 31, 2005.  The Company’s average invested assets increased in the year ending December 31, 2006, primarily as a result of increased cash flows from operations.  The mix of taxable and tax-exempt securities in the portfolio affects the investment income return percentage.  Tax-exempt securities generally carry a lower yield than taxable securities.  These securities (at amortized value) decreased to $15,134 (0% of total investments) at December 31, 2006, compared to $934,536 (1% of total investments) at December 31, 2005.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2007, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2008	$61,360,000	$61,457,640	$61,764,984	4.60%
December 31, 2009	33,200,000	33,243,458	33,913,066	4.86%
December 31, 2010	100,000	100,000	100,000	4.11%
December 31, 2011	7,250,000	7,235,271	7,570,234	4.61%
December 31, 2012	38,000,000	37,955,839	39,547,188	4.43%

Total	$139,910,000	$139,992,208	$142,895,472	4.62%

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	(Amounts in Thousands)
	As of December 31
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value	Cost	Value

Certificates of deposit	$400	$400	$400	$400	$500	$500
U.S. treasury securities	130,211	133,014	127,554	127,192	107,291	106,563
U.S. government sponsored enterprise securities	-	-	-	-	6,000	5,933
Industrial and miscellaneous taxable bonds	9,366	9,467	12,523	12,558	21,403	21,631
State and municipal tax-exempt bonds	15	15	15	15	934	922
Total fixed maturity investments	139,992	142,896	140,492	140,165	136,128	135,549
Short-term cash investments	7,356	7,356	6,820	6,820	4,475	4,475
Total investments	$147,348	$150,252	$147,312	$146,985	$140,603	$140,024

The following table summarizes for all fixed maturities in an unrealized loss position at December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss.  No securities were sold at a loss during 2007, 2006, or 2005.

	Amortized Cost	Fair Value	Gross Unrealized Loss

2007
0-6 months	$7,080,404	$7,071,870	$8,534
7-12 months	-	-	-
Over 12 months	2,917,362	2,909,775	7,587
Total	$9,997,766	$9,981,645	$16,121

At December 31, 2007, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of U.S. treasury securities.  The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade industrial securities, and pre-refunded municipal bonds.

At December 31, 2006, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of U.S. treasury securities.  The fixed maturity investments with a gross unrealized loss position for continuous periods of 7 to 12 months consisted both U.S. treasury securities and investment grade industrial securities.  The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade industrial securities, and pre-refunded municipal bonds.  The unrealized loss was primarily due to rising interest rates.

The Company monitors its investments closely.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.  The Company has concluded that the gross unrealized losses of $16,121 at December 31, 2007, were temporary in nature.  However, facts and circumstances may change which could result in a decline in fair value considered to be other than temporary.  The Company did not sell any fixed maturity investment in the year ended December 31, 2007.  The Company sold one fixed maturity investment in the year ended December 31, 2006, with net realized gain in the amount of $2,617.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2007	2006	2005

Policy acquisition costs	$8,465,047	$9,250,989	$10,512,688
Ratio to net earned premium (GAAP ratio)	23%	22%	21%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded.  No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  No significant change in the ratio of policy acquisition cost to net earned premium were noted in the years ended December 31, 2007, 2006 and 2005.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2007	2006	2005

Total salaries and employee benefits incurred	$9,785,770	$9,913,740	$9,401,757
Less: charged to losses and loss adjustment expenses	(1,409,391)	(1,320,508)	(1,387,198)
Less: capitalized to policy acquisition costs	(2,666,816)	(2,731,683)	(2,873,586)
Net amount charged to operating expenses	$5,709,563	$5,861,549	$5,140,973

Total salaries and employee benefits incurred for the year ended December 31, 2007, decreased $127,970 (1%) compared to the year ended December 31, 2006.  The decrease in total salaries and employee benefits incurred is primarily a result of a lower number of employees as compared to the prior year offset by general salary increases and increases in employee benefits costs.  Total salaries and employee benefits incurred for the year ended December 31, 2006, increased $511,983 (5%) compared to the year ended December 31, 2005.  Factors that affected the 5% increase were primarily general salary increases and increases in employee benefits costs.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2007	2006	2005

Commission to agents/brokers	$1,002,771	$611,200	$674,674

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program, the daily automobile rental insurance program, and the earthquake program.  Commissions to agents and brokers increased $391,571 (64%) for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  The increase is primarily the result of the increase in written premium in the health insurance program and is related to the increase in commission income from that program.
Commissions to agents and brokers decreased $63,474 (9%) for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  The decreases is primarily the result of a decrease in premiums written and the related decrease in the commission expense in the health insurance program and the daily automobile rental insurance program.

Other Operating Expenses are as follows:

	Year ended December 31
	2007	2006	2005

Other operating expenses	$2,940,124	$3,012,678	$2,874,025

Other operating expenses generally do not change significantly with changes in production.  This is true for both increases and decreases in production.  Other operating expenses decreased $72,554 (2%) for the year ended December 31, 2007, compared to the year ended December 31, 2006.  Other operating expenses increased $138,653 (5%) for the year ended December 31, 2006, compared to the year ended December 31, 2005.

Income Taxes

Income tax expense for the year ended December 31, 2007, was $3,309,844 compared to an income tax expense of $6,359,745 for the year ended December 31, 2006.  The effective combined income tax rates for 2007 and 2006 were 33% and 35%, respectively.  The pre-tax income decreased $8,230,435 for the year ended December 31, 2007, compared to the year ended December 31, 2006, which resulted in a decreased income tax expense in 2007.  The income tax expense for the year ended December 31, 2006, was $6,359,745 compared to an income tax expense of $3,751,426 for the year ended December 31, 2005.  The pre-tax income increased $7,687,556 for the year ended December 31, 2006, compared to the year ended December 31, 2005, which resulted in an increased income tax expense in 2006.  The effective combined income tax rates for 2006 and 2005 were 35% and 36%, respectively.

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

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006.  SFAS No. 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  It also eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  The Company’s adoption of SFAS No. 155 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157).  SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  The main objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 as of the beginning of 2008 by not electing the fair value option for any of its financial assets or liabilities.

There were no other accounting standards issued during 2007 that are expected to have a material impact on the Company’s consolidated financial statements.

Significant Accounting Policies

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

Management believes the Company’s current critical accounting policies comprise the following:

Losses and Loss Adjustment Expenses

The preparation of the Company’s financial statements requires judgments and estimates.  The most significant is the estimate of loss reserves as required by Statement of Financial Accounting Standards No. 60 (SFAS No. 60), “Accounting and Reporting by Insurance Enterprises” and Statement of Financial Accounting Standards No. 5 (SFAS No. 5), “Accounting for Contingencies.”

Management makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  The Company does not specifically identify reasonably likely scenarios other than utilizing management’s best estimate.  In addition to applying the various standard methods to the data, an extensive series of diagnostic tests of the resultant reserve estimates are applied to determine management’s best estimate of the unpaid claims liability.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss.  When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.

Some lines of insurance are commonly referred to as "long-tail" lines because of the extended time required before claims are ultimately settled.  Lines of insurance in which claims are settled relatively quickly are called "short-tail" lines.  It is generally more difficult to estimate loss reserves for long-tail lines because of the long period of time that elapses between the occurrence of a claim and its final disposition and the difficulty of estimating the settlement value of the claim.  The Company’s short-tail lines consist of its property coverages and its long-tail lines consist of its liability coverages.  However, compared to other long-tail liability lines that are not underwritten by the Company, such as workers’ compensation, professional liability, umbrella liability, and medical malpractice, the Company’s liability claims tend to be settled relatively quicker.

The Company underwrites four statutory annual statement lines of business:  (1) commercial multiple peril, (2) liability other than automobile and products, (3) fire, and (4) allied lines.  Commercial multiple peril policies comprised 96% and 97% of the Company’s 2007 and 2006 premium volume, respectively.  Commercial multiple peril policies include both property and liability coverages.  For all of the Company’s coverages and lines of business, the Company’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense, required by the expected loss ratio and Bornhuetter-Ferguson methods, and (2) expected development patterns, required by the loss development and Bornhuetter-Ferguson methods.

The Company also segregates most of its business into smaller homogeneous categories primarily for management’s internal detailed business review and analysis.  These homogeneous categories used by the Company include various combinations and special groupings of its lines of business, programs types, states, and coverages.  Some categories exclude certain items and/or others include certain items.  Not all categories are defined in the same way.  This analysis includes the tracking of historical claims costs and development patterns separately for each of these uniquely designed categories.  Generally, neither the liability development patterns nor the property development patterns vary significantly by category.

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

At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company’s executive vice president, the Company’s chief financial officer, and an independent consulting actuary.  The Company uses the loss ratio method to estimate ultimate claims costs for the current accident year.  The current accident year IBNR reserves are initially determined by multiplying earned premiums for the year by the expected loss and loss adjustment expense ratio, then subtracting the current accident year’s cumulative incurred (paid plus case reserves) to date.  This method is subject to adjustment based upon actual results incurred during the reporting period.  This initial IBNR reserve is adjusted as subsequent development of that accident year takes place.

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

Development patterns generally do not tend to change materially over time.  Generally, the Company has very little property claim development subsequent to the end of an accident year.  Although liability claims may take 10 or more years to fully develop, most of the development occurs in the first five to six years subsequent to the end of the accident year.  However, liability claims are substantially developed by two years subsequent to the end of the accident year.  Other than the change in the expected loss and loss adjustment expense ratio assumption discussed above, the Company’s reserving methodology assumptions have not changed in the years presented and the only significant effect on the Company’s financial statements has resulted from estimated costs being adjusted as actual costs emerge.

The Company’s actuarially based loss and loss adjustment expense reserve methodology does not include an implicit or explicit provision for uncertainty.  Insurance claims costs are inherently uncertain.  There is not a precise means of quantifying a provision for uncertainty when determining an appropriate liability for unpaid claims costs.  Rather, the potential for claims costs being less than estimated and the potential for claims costs being more than estimated are considered when selecting the parameters to be used in the application of the actuarial methods and when testing the estimates for reasonableness.  Management believes that its recorded loss and loss adjustment expense reserve makes reasonable provision for its liability for unpaid claims costs.

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size.  At the beginning of 2007, the Company had 717 open claim files.  During 2007, 1,109 new claim files were opened and 1,087 claim files were closed, leaving 739 open claim files at the end of 2007.  Due to the small size of the Company and the related small population of claims, the Company’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations.  Due to the small number of claims, changes in claim frequency and/or severity can materially affect the Company’s reserve estimate.  The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period.  Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low.  In the case of the Company, the estimates proved to be too high in each of the past three years.  The favorable development in 2005 through 2007 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

	Calendar year ended December 31
	2007	2006	2005

Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$70,076,430	$76,235,467	$67,349,989
Net (decrease) in provision for events of prior years	(4,118,101)	$(12,170,683)	$(3,824,464)
Percent of development to beginning reserves	(5.9%)	(16.0%)	(5.7%)

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

Reinsurance

The Company’s receivable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from the Company’s reinsurers.  These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that the Company expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements.  Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome.  The Company’s estimate of the amounts receivable from reinsurers is regularly reviewed and updated by management as new data becomes available.  The Company’s assessment of the collectibility of the recorded amounts receivable from reinsurers is based primarily upon public financial statements and rating agency data.  Any adjustments necessary are reflected in then current operations.  We evaluate each of our ceded reinsurance contracts at their inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  At December 31, 2007, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s financial statements:

The effect of ceded reinsurance on financial position is as follows:

	Year ended December 31
	2007	2006	2005

Ceded losses and loss adjustment expenses incurred on excess of loss treaties *
Ceded paid losses and loss adjustment expenses	$3,287,750	$5,148,736	$6,828,051
Change in ceded case loss reserves	1,659,134	(959,394)	2,160,070
Change in ceded IBNR reserves	3,246,603	(1,200,000)	3,400,000
Total ceded losses incurred	$8,193,487	$2,989,342	$12,388,121

Ceded loss and loss adjusting expense recoverable on excess of loss treaties
Ceded case loss and loss adjusting expense reserves recoverable	$4,678,821	$3,019,687	$3,979,081
Ceded IBNR reserves recoverable	23,746,603	20,500,000	21,700,000
Total ceded loss and loss adjusting expense reserves recoverable	$28,425,424	$23,519,687	$25,679,081

*There were no catastrophe losses incurred during the period covered by this table.

The effect of ceded reinsurance on results of operations is as follows:

	Year ended December 31
	2007	2006	2005

Direct earned premium	$48,661,973	$56,692,213	$64,712,764

Earned ceded premium
Excess of loss treaty premium	10,250,860	12,668,766	13,448,281
Catastrophe treaty premium	1,310,017	1,156,295	833,529
Other	(28,569)	(66,637)	(46,966)
Total earned ceded premium	11,532,308	13,758,424	14,234,844
Ceding commission	3,547,595	4,376,474	4,647,748
Earned ceded premium, net of ceding commission	$7,984,713	$9,381,950	$9,587,096

The effect of ceded reinsurance on cash flow is as follows:

	Year ended December 31
	2007	2006	2005

Changes in reinsurance recoverable from statements of cash flows	$(4,955,568)	$3,602,749	$(7,253,268)

The Company’s reinsurance strategy is to reduce volatility in its expected loss and loss adjustment expense results by protecting the Company against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which it insures.  On an annual basis, or sooner if warranted, the Company evaluates whether any changes to its retention, participation, or retained limits are necessary.  The most significant change to the Company’s reinsurance program during the three years ended December 31, 2007, was increasing its catastrophic reinsurance in 2005 from $15 million to $35 million and to $40 million in 2006.

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

The Company’s fixed maturity investments are classified as available-for-sale and are stated at market value.  Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.  Short-term investments are carried at cost, which approximates market value.  Investments in equity securities are carried at market value.  The unrealized gains or losses from fixed maturities and equity securities are reported as “accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.  When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations.  Realized gains and losses are included in the Consolidated Statements of Operations based on the specific identification method.

Related Party Transactions

The Company presently occupies a 46,000 square foot office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,025,952 through March 31, 2007, and $1,066,990 from April 1, 2007 through March 31, 2012.  In addition, the lease extension provides for two, five-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.

Forward Looking Statements

Certain statements contained herein, including the sections entitled “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are forward looking.  These statements, which may be identified by forward looking words or phrases such as “anticipate,” “appears,” “believe,” “estimates,” “expect,” “intend,” “may,” plans”, “should,” and “would” involve risks and uncertainties, many of which are beyond the control of the Company.  Such risks and uncertainties could cause actual results to differ materially from these forward looking statements.  Factors which could cause actual results to differ materially include those described under Item 1 – “Business - Competition” and Item 1A – “Risk Factors”; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; the outcome of rate change filings with regulatory authorities; acceptance by insureds of rate changes; adequacy of rate changes; changes in Crusader’s A.M. Best rating; regulatory changes or developments; the outcome of regulatory proceedings; unforeseen calamities; general market conditions; and the Company’s ability to introduce new profitable products.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Fixed maturity bonds (at amortized cost)	$139,592,208	$140,092,328
Short-term cash investments (at cost)	7,356,159	6,820,007
Certificates of deposit - over 1 year (at cost)	400,000	400,000
Total invested assets	$147,348,367	$147,312,335

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio.  As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations.  The Company limits this risk by investing in securities with maturities no greater than eight years.  In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity.  Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements is unrealized and no gains or losses are recognized in the consolidated statements of operations.  Unrealized gains and losses are reported as separate components of stockholders’ equity, net of any deferred tax effect.  As of December 31, 2007, the Company’s unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $2,903,264 compared to unrealized losses (net of unrealized gains) before income taxes of $327,386 as of December 31, 2006.  Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2007, would decrease by approximately $2,609,000.  This decrease would not be reflected in the statements of operations except to the extent that the securities were sold or the decrease was deemed to be other than temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Los Angeles, California
March 26, 2008

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2007	2006
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: December 31, 2007 $139,992,208; December 31, 2006 $140,492,328)	$142,895,472	$140,164,942
Short-term investments, at cost	7,356,159	6,820,007
Total Investments	150,251,631	146,984,949
Cash	108,864	34,535
Accrued investment income	1,554,741	1,762,586
Premiums and notes receivable, net	5,066,646	5,841,749
Reinsurance recoverable:
Paid losses and loss adjustment expenses	318,186	268,355
Unpaid losses and loss adjustment expenses	28,425,424	23,519,687
Deferred policy acquisition costs	5,722,847	6,430,265
Property and equipment (net of accumulated depreciation)	557,234	739,080
Deferred income taxes	295,026	1,473,024
Other assets	1,083,378	747,606
Total Assets	$193,383,977	$187,801,836

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$94,730,711	$93,596,117
Unearned premiums	22,742,612	26,434,187
Advance premium and premium deposits	2,159,290	1,802,243
Income taxes payable	-	1,605,385
Accrued expenses and other liabilities	3,887,546	3,492,882
Total Liabilities	$123,520,159	$126,930,814

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,625,308 at December 31, 2007, and 5,592,119 at December 31, 2006	$3,594,207	$3,236,745
Accumulated other comprehensive income (loss)	1,916,154	(216,074)
Retained earnings	64,353,457	57,850,351
Total Stockholders’ Equity	$69,863,818	$60,871,022

Total Liabilities and Stockholders' Equity	$193,383,977	$187,801,836

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
REVENUES
Insurance Company Revenues
Premium earned	$48,661,973	$56,692,213	$64,712,764
Premium (ceded)	(11,532,308)	(13,758,424)	(14,234,844)
Net premium earned	37,129,665	42,933,789	50,477,920
Investment income	6,695,121	5,903,462	4,248,399
Realized investment gains	-	2,617	-
Other income	312,427	102,700	107,193
Total Insurance Company Revenues	44,137,213	48,942,568	54,833,512

Other Revenues from Insurance Operations
Gross commissions and fees	5,366,031	4,987,332	5,508,031
Investment income	152,002	100,955	68,828
Finance charges and fees earned	553,997	678,740	758,325
Other income	14,050	7,786	13,826
Total Revenues	50,223,293	54,717,381	61,182,522

EXPENSES
Losses and loss adjustment expenses	22,182,237	17,826,979	31,513,732
Policy acquisition costs	8,465,047	9,250,989	10,512,688
Salaries and employee benefits	5,709,563	5,861,549	5,140,973
Commissions to agents/brokers	1,002,771	611,200	674,674
Other operating expenses	2,940,124	3,012,678	2,874,025
Total Expenses	40,299,742	36,563,395	50,716,092

Income Before Taxes	9,923,551	18,153,986	10,466,430

Income Tax Expense	3,309,844	6,359,745	3,751,426

Net Income	$6,613,707	$11,794,241	$6,715,004

PER SHARE DATA:
Basic
Earnings Per Share	$1.18	$2.12	$1.22
Weighted Average Shares	5,614,025	5,567,883	5,495,948
Diluted Earnings Per Share
Earnings Per Share	$1.16	$2.09	$1.20
Weighted Average Shares	5,681,893	5,652,901	5,612,426

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005

Net income	$6,613,707	$11,794,241	$6,715,004
Other changes in comprehensive income, net of tax:
Unrealized gains (losses) on securities classified as available-for-sale arising during the period	2,132,228	166,150	(758,396)
Comprehensive Income	$8,745,935	$11,960,391	$5,956,608

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Losses)	Earnings	Total

Balance - December 31, 2004	5,492,315	$2,708,047	$376,172	$39,341,106	$42,425,325

Net shares issued for exercise of stock options	4,000	12,440	-	-	12,440
Change in comprehensive income, net of deferred income tax	-	-	(758,396)	-	(758,396)
Net income	-	-	-	6,715,004	6,715,004
Balance - December 31, 2005	5,496,315	$2,720,487	$(382,224)	$46,056,110	$48,394,373

Net shares issued for exercise of stock options	95,750	313,132	-	-	313,132
Tax benefit from disqualified incentive stock options	-	203,126			203,126
Shares canceled or adjusted	54	-	-	-	-
Change in comprehensive income, net of deferred income tax	-	-	166,150	-	166,150
Net income	-	-	-	11,794,241	11,794,241
Balance - December 31, 2006	5,592,119	$3,236,745	$(216,074)	$57,850,351	$60,871,022

Net shares issued for exercise of stock options	42,672	301,336	-	-	301,336
Tax benefit from disqualified incentive stock options	-	60,786	-	-	60,786
Shares repurchased	(9,483)	(4,660)	-	(110,601)	(115,261)
Change in comprehensive income, net of deferred income tax	-	-	2,132,228	-	2,132,228
Net income	-	-	-	6,613,707	6,613,707
Balance - December 31, 2007	5,625,308	$3,594,207	$1,916,154	$64,353,457	$69,863,818

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005

Cash flows from operating activities:
Net income	$6,613,707	$11,794,241	$6,715,004
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	238,876	238,834	160,571
Bond amortization, net	(34,171)	(66,447)	109,840
Net realized gain on sale of fixed maturities	-	(2,617)	-
Changes in assets and liabilities
Premium, notes and investment income receivable	982,948	343,736	869,767
Reinsurance recoverable	(4,955,568)	3,602,749	(7,253,268)
Deferred policy acquisition costs	707,418	925,914	847,059
Other assets	47,038	(53,261)	(197,085)
Unpaid losses and loss adjustment expenses	1,134,594	(8,318,431)	14,445,548
Unearned premium	(3,691,575)	(4,184,860)	(5,037,346)
Advance premium and premium deposits	357,047	341,453	393,566
Accrued expenses and other liabilities	394,664	(415,539)	(1,316,362)
Tax benefit from disqualified incentive stock options	(60,786)	(203,126)	-
Income taxes current/deferred	(1,847,832)	2,295,248	61,048
Net Cash Provided (Used) from Operations	(113,640)	6,297,894	9,798,342

Cash flows from investing activities:
Purchase of fixed maturity investments	(69,740,710)	(68,914,691)	(59,444,701)
Proceeds from maturity of fixed maturity investments	70,275,000	63,589,500	52,196,090
Proceeds from sale of fixed maturity investments	-	1,004,000	-
Net (increase) in short-term investments	(536,152)	(2,318,488)	(1,357,044)
Additions to property and equipment	(57,030)	(153,410)	(706,671)
Net Cash (Used) by Investing Activities	(58,892)	(6,793,089)	(9,312,326)

Cash flows from financing activities:
Repurchase of common stock	(115,261)	-	-
Proceeds from issuance of common stock	301,336	313,132	12,440
Tax benefit from disqualified incentive stock options	60,786	203,126	-
Repayment of notes payable – related parties	-	-	(500,000)
Net Cash Provided (Used) by Financing Activities	246,861	516,258	(487,560)

Net increase (decrease) in cash	74,329	21,063	(1,544)
Cash at beginning of year	34,535	13,472	15,016
Cash at End of Year	$108,864	$34,535	$13,472

Supplemental cash flow information
Cash paid during the period for:
Interest	-	-	$6,330
Income taxes	$5,150,701	$4,325,651	$3,740,922

See accompanying notes to consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period.  While every effort is made to ensure the integrity of such estimates, actual results may differ.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Investments

All of the Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value.  Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.  Short-term investments are carried at cost, which approximates fair value.  The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.  When a decline in value of a fixed maturity or equity security is considered other than temporary, a loss is recognized in the consolidated statements of operations.  Realized gains and losses, if any, are included in the Consolidated Statements of Operations based on the specific identification method.

The Company had unrealized investment gain, net of deferred taxes, of $1,916,154 as of December 31, 2007, and unrealized investment losses, net of deferred taxes, of $216,074 as of December 31, 2006.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight line methods over 3 to 7 years.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation became effective January 1, 2007.  The Company had no unrecognized tax benefits and recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.  In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

Fair Value of Financial Instruments

The Company has used the following methods and assumptions in estimating its fair value disclosures:

•	Investment Securities - Fair values for fixed maturity securities are obtained from a national quotation service. The fair values for equity securities are based on quoted market prices.

•	Cash and Short-Term Investments - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

•	Premiums and Notes Receivable - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

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

a.  General Agency Operations

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

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for the Company.  The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty.  The Company sets loss and loss adjustment expense reserves at each balance sheet date at management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses.  The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors.  Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims.  Changes in Company operations and management philosophy also may cause actual developments to vary from the past.  Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2007	2006

Premium trust funds (1)	$1,172,913	$933,053
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$1,872,913	$1,633,053

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way information about operating segments is reported in financial statements.  The Company has identified its insurance company operation as its primary reporting segment.  Revenues from this segment comprised 88% of consolidated revenues for the year ended December 31, 2007, 89% of consolidated revenues for the year ended December 31, 2006, and 90% for the year ended December 31, 2005.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company’s wholly owned subsidiary Crusader Insurance Company (Crusader), which as of December 31, 2007, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  Crusader is a multiple-line property and casualty insurance company, which began transacting business on January 1, 1985.  As of December 31, 2007, 96% of Crusader’s business was commercial multiple peril insurance policies.  Commercial multiple peril policies provide a combination of property and liability coverage for businesses.  Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage.  However, Crusader does not write earthquake coverage.  Commercial liability coverages insure against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or operation of the insured premises.  In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2007	2006	2005
Revenues
Insurance company operation	$44,137,213	$48,942,568	$54,833,512

Other insurance operations	18,524,343	20,095,648	22,847,069
Intersegment elimination (1)	(12,438,263)	(14,320,835)	(16,498,059)
Total other insurance operations	6,086,080	5,774,813	6,349,010

Total revenues	$50,223,293	$54,717,381	$61,182,522

Income before income taxes
Insurance company operation	$11,865,603	$19,589,474	$9,615,682
Other insurance operations	(1,942,052)	(1,435,488)	850,748
Total income before income taxes	$9,923,551	$18,153,986	$10,466,430

Assets
Insurance company operation	$177,278,243	$167,475,047	$166,911,366
Intersegment eliminations (2)	(1,537,590)	(1,711,026)	(2,180,548)
Total insurance company operation	175,740,653	165,764,021	164,730,818
Other insurance operations	17,643,324	22,037,815	21,566,361
Total assets	$193,383,977	$187,801,836	$186,297,179

(1)  Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.
(2)  Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks

In 2007 and 2006, 100% of Crusader’s gross premium written was derived from California.  In 2007 approximately 79% of the $2,320,160 commission income from the Company’s health insurance program was from CIGNA HealthCare medical and dental plan programs.  In 2006 approximately 69% of the $1,136,306 commission and fee income from the Company’s health insurance program was from CIGNA HealthCare medical and dental plan programs.

At December 31, 2007, the Company’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $28,743,610 were as follows:

Name of Reinsurer	A.M. Best Rating	Amount Recoverable

Platinum Underwriters Reinsurance, Inc.	A	$15,687,956
Partners Reinsurance of the U.S.	A+	3,416,708
Hannover Ruckversicherungs AG	A	8,242,201
General Reinsurance Corporation	A++	781,583
QBE Reinsurance Corporation	A	615,162
Total		$28,743,610

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and, therefore, has not restated results from prior periods.  Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Prior to January 1, 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” and FASB Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of SFAS 123, as amended for applicable periods prior to 2006.  In December 2004, FASB Statement No. 123R (SFAS 123R) which revised SFAS 123 was issued and was adopted by the Company in 2006 (see Note 14).

On December 30, 2005, the Company accelerated the vesting of all of its outstanding stock-based compensation awards granted under the Company’s 1999 Omnibus Stock Plan.  All accelerated options were “in the money.” The number of shares covered by the options accelerated totaled 67,500 of which 37,500 were originally scheduled to vest on January 1, 2006, and 30,000 were originally scheduled to vest on January 1, 2007.  The Company accelerated vesting of the options in order to minimize the compensation costs associated with the adoption of SFAS 123R.  All accelerated options were granted to long-term management employees who were not expected to leave the Company prior to the originally scheduled vesting date.  The estimated compensation cost which will be excluded from future periods as a result of the acceleration of the vesting of the options is approximately $89,100.  There were no options granted during 2007 and 2006 and there were no unvested options as of January 1, 2006 on adoption of SFAS 123R, as a result, there is no compensation expenses recorded for the years ended December 31, 2006, and December 31, 2007.

Had compensation cost for the Company’s stock-based compensation plan been reflected in the accompanying consolidated financial statements based on the fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company’s net income for the year ended December 31, 2005, would have been reduced to the pro forma amount indicated in the following table:

Year ended
December 31, 2005

Net income
As reported	$6,715,004

Deduct:
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	-
Estimated stock-based employee compensation expense due to the acceleration of future stock options net of related tax effects	89,100

Pro forma	$6,625,904

Income per share
As reported	$1.22
Pro forma	$1.21

Income per share – assuming dilution:
As reported	$1.20
Pro forma	$1.18

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

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006.  SFAS No. 155 amends the accounting for hybrid financial instruments and eliminates the exclusion of beneficial interests in securitized financial assets from the guidance under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  It also eliminates the prohibition on the type of derivative instruments that qualified special purpose entities may hold under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  The Company’s adoption of SFAS No. 155 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157).  SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  The main objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  SFAS No. 159 is expected to expand the use of fair-value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 as of the beginning of 2008 by not electing the fair value option for any of its financial assets or liabilities.

There were no other accounting standards issued during 2007 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – ADVANCE PREMIUM AND PREMIUM DEPOSITS

The insurance company operation records a liability for advance premium that represents the written premium on policies that have been submitted to the Company and are bound, billed, and recorded prior to their effective date of coverage.  These advance premiums are not included in written premium or the liability for unearned premium.

Some of the Company’s health and life programs require payments of premium prior to the effective date of coverage; and, accordingly, invoices are sent out as early as two months prior to the coverage effective date.  Insurance premiums received for coverage months effective after the balance sheet date are recorded as advance premiums.  The Company received deposits to guarantee the payment of premiums for past coverage months on its daily automobile rental program.  These deposits are required when information such as gross receipts or number of rental cars is required to compute the actual premium due but is not available until after the coverage month.

NOTE 3 -  INVESTMENTS

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007
Available for sale:
Fixed maturities
Certificates of deposit	$400,000	-	-	$400,000
U.S. treasury securities	130,211,428	$2,811,090	$8,591	133,013,927
State and municipal tax-exempt bonds	15,045	-	5	15,040
Industrial and miscellaneous taxable bonds	9,365,735	108,295	7,525	9,466,505
Total fixed maturities	$139,992,208	$2,919,385	$16,121	$142,895,472

December 31, 2006
Available for sale:
Fixed maturities
Certificates of deposit	$400,000	-	-	$400,000
U.S. treasury securities	127,553,801	$65,513	$427,668	127,191,646
State and municipal tax-exempt bonds	15,134	-	104	15,030
Industrial and miscellaneous taxable bonds	12,523,393	81,594	46,721	12,558,266
Total fixed maturities	$140,492,328	$147,107	$474,493	$140,164,942

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	Year ended December 31
	2007	2006	2005

Gross unrealized appreciation of fixed maturities:	$2,919,385	$147,107	$262,912
Gross unrealized (depreciation) of fixed maturities:	(16,121)	(474,493)	(842,040)
Net unrealized appreciation (depreciation) on investments	2,903,264	(327,386)	(579,128)
Deferred federal tax income (expense)	(987,110)	111,312	196,904
Net unrealized appreciation (depreciation), net of deferred income taxes	$1,916,154	$(216,074)	$(382,224)

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2007, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$61,457,640	$61,764,984
Due after one year through five years	78,534,568	81,130,488
Due after five years through ten years	-	-
Total fixed maturities	$139,992,208	$142,895,472

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2007, and December 31, 2006.

Year ended December 31	Amortized Cost	Fair Value	Gross Unrealized Loss

2007
0-6 months	$7,080,404	$7,071,870	$8,534
7-12 months	-	-	-
Over 12 months	2,917,362	2,909,775	7,587
Total	$9,997,766	$9,981,645	$16,121

2006
0-6 months	$17,464,974	$17,406,777	$58,197
7-12 months	27,040,360	26,931,181	109,179
Over 12 months	57,120,330	56,813,213	307,117
Total	$101,625,664	$101,151,171	$474,493

At December 31, 2007, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of U.S. treasury securities.  The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade industrial securities, and pre-refunded municipal bonds.

At December 31, 2006, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of U.S. treasury securities.  The fixed maturity investments with a gross unrealized loss position for continuous periods of 7 to 12 months consisted of both U.S. treasury securities and investment grade industrial securities.  The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade industrial securities, and pre-refunded municipal bonds.  The unrealized loss was primarily due to rising interest rates.

The Company monitors its investments closely.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.  The Company has concluded that the gross unrealized losses of $16,121 at December 31, 2007, were temporary in nature.  However, facts and circumstances may change which could result in a decline in fair value considered to be other than temporary.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2007	2006

Commercial paper	$3,887,322	$1,665,000
U.S. government money market fund	2,425,807	411,206
Short-term U.S. treasury bills	393,768	4,322,048
Bank money market accounts	444,781	210,270
Certificates of deposit	200,000	200,000
Bank savings accounts	4,481	11,483
Total short-term investments	$7,356,159	$6,820,007

The Company manages its own investment portfolio.  A summary of net investment and related income is as follows:

	Year ended December 31
	2007	2006	2005

Fixed maturities	$6,448,349	$5,824,510	$4,218,302
Realized gains on fixed maturities	-	2,617	-
Short-term investments	398,774	179,907	98,925
Total investment income	$6,847,123	$6,007,034	$4,317,227

NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)

Property and equipment consist of the following:

	Year ended December 31
	2007	2006

Furniture, fixtures, computer, and office equipment	$2,407,480	$2,350,451
Accumulated depreciation	1,850,246	1,611,371
Net property and equipment	$557,234	$739,080

Depreciation is computed using straight line methods over 3 to 7 years.

NOTE 5 - PREMIUMS, COMMISSIONS AND NOTES RECEIVABLE, NET

Premiums, commissions and notes receivable, net are as follows:

	Year ended December 31
	2007	2006

Premiums and commission receivable	$2,118,434	$2,177,694
Premium finance notes receivable	2,957,604	3,669,606
Total premiums and notes receivable	5,076,038	5,847,300
Less allowance for doubtful accounts	9,392	5,551
Net premiums and notes receivable	$5,066,646	$5,841,749

Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.

Bad debt expense for the year ended December 31, 2007, and the year ended December 31, 2006, were $15,253 and $10,023, respectively.  Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elect to finance their premiums over the policy term.  These notes are net of unearned finance charges.

NOTE 6 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2007	2006	2005
Direct reserves
Case reserves	$26,129,055	$21,796,117	$23,114,548
IBNR reserves	68,601,656	71,800,000	78,800,000
Total direct reserves	$94,730,711	$93,596,117	$101,914,548

Reserves net of reinsurance
Case reserves	$21,450,234	$18,776,430	$19,135,467
IBNR reserves	44,855,053	51,300,000	57,100,000
Total net reserves	$66,305,287	$70,076,430	$76,235,467

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2007		2006		2005
CMP	$90,126,649	95.1%	$90,604,178	96.8%	$98,758,298	96.9%
Other Liability	4,524,684	4.8%	2,736,790	2.9%	2,967,804	2.9%
Other	79,378	0.1%	255,149	0.3%	188,446	0.2%
Total	$94,730,711	100.0%	$93,596,117	100.0%	$101,914,548	100.0%

The Company‘s consolidated financial statements include estimated reserves for unpaid losses and related loss adjustment expenses of the insurance company operation.  The Company sets loss and loss adjustment expense reserves at each balance sheet date at management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and all related loss adjustment expenses incurred as of that date, for both reported and unreported claims.

The following table provides an analysis of the roll-forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2007	2006	2005

Reserve for unpaid losses and loss adjustment expenses At beginning of year – net of reinsurance	$70,076,430	$76,235,467	$67,349,989

Incurred losses and loss adjustment expenses
Provision for insured events of current year	26,300,338	29,997,662	35,338,196
(Decrease) in provision for events of prior years	(4,118,101)	(12,170,683)	(3,824,464)
Total losses and loss adjustment expenses	22,182,237	17,826,979	31,513,732

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	7,816,422	6,728,798	8,001,808
Losses and loss adjustment expenses attributable to insured events of prior years	18,136,958	17,257,218	14,626,446
Total payments	25,953,380	23,986,016	22,628,254

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	66,305,287	70,076,430	76,235,467

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	28,425,424	23,519,687	25,679,081
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance *	$94,730,711	$93,596,117	$101,914,548

* In accordance with Financial Accounting Standards Board Statement No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”, reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the balance sheet.

The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2007, were $22,182,237.  This amount is comprised of accident year 2007 net losses and loss adjustment expenses of $26,300,338 and favorable development of prior accident years of $4,118,101.  The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2006, were $17,826,979.  This amount is comprised of accident year 2006 net losses and loss adjustment expenses of $29,997,662 and favorable development of prior accident years of $12,170,683.  The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2005, were $31,513,732.  This amount is comprised of accident year 2005 net losses and loss adjustment expenses of $35,338,196 and favorable development of prior accident years of $3,824,464.  The favorable developments resulted from settling or re-estimating claims for lesser amounts than they were previously forecast.

NOTE 7 - DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of Crusader’s deferred policy acquisition costs:

	Year ended December 31
	2007	2006	2005

Deferred policy acquisition costs at beginning of year	$6,430,265	$7,356,179	$8,203,238
Policy acquisition costs incurred during year	7,757,629	8,325,075	9,665,629
Policy acquisition costs amortized during year	(8,465,047)	(9,250,989)	(10,512,688)
Deferred policy acquisition costs at end of year	$5,722,847	$6,430,265	$7,356,179

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

NOTE 8 - LEASE COMMITMENT TO RELATED PARTY

The lease commitment provides for the following minimum annual rental commitments:

Year ending
December 31, 2008	$1,066,990
December 31, 2009	1,066,990
December 31, 2010	1,066,990
December 31, 2011	1,066,990
December 31, 2012 (through March 31, 2012)	266,747
Total minimum payments	$4,534,707

The Company presently occupies a 46,000 square foot office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,025,952 through March 31, 2007 and $1,066,990 from April 1, 2007 through March 31, 2012.  In addition, the lease extension provides for two five-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.  The total rent expense under this lease agreement was $1,056,730 for the year ended December 31, 2007; $1,025,952 for the year ended December 31, 2006; and $1,025,952 for the year ended December 31, 2005.

NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2007	2006

Premium payable	$1,757,368	$2,221,559
Unearned contingent commission on reinsurance treaty	746,445	-
Profit sharing contributions	702,000	650,000
Accrued salaries	430,165	345,560
Commission payable	160,104	214,766
Other	91,464	60,997
Total accrued expenses and other liabilities	$3,887,546	$3,492,882

NOTE 10 - COMMITMENT AND CONTINGENCIES

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

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insurer who was issued a policy of insurance directly or indirectly through the Company.  Incidental actions are sometimes brought by customers or others, which relate to disputes concerning the issuance or non-issuance of individual policies.  These items are also handled on a routine basis by the Company's general counsel, and they do not materially affect the operations of the Company.  Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position.

NOTE 11 - REINSURANCE

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

Crusader’s primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2005 – 2007	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A	$250,000	$500,000

2002	Partner Reinsurance Company of the U.S.	A+	$250,000	$675,000

2000 - 2001	Partner Reinsurance Company of the U.S.	A+	$250,000	$500,000

1998 - 1999	General Reinsurance Corporation	A++	$250,000	$750,000

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

The 2007 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaty provides for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of December 31, 2007, the Company recognized $253,555 of contingent commission.  In March 2007, the Company received an advance of $1 million from its reinsurer to be applied against future contingent commission earned, if any.  As of December 31, 2007, the Company recorded $746,445 of this payment as an unearned contingent commission from its reinsurer and it is included in accrued expenses and other liabilities in the consolidated balance sheets.

Crusader also has catastrophe reinsurance from various highly rated California authorized and unauthorized reinsurance companies.  These reinsurance agreements help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures.  The Company has no reinsurance recoverable balances in dispute.

The aggregate amount of earned premium ceded to the reinsurers was $11,532,308 for the year ended December 31, 2007, $13,758,424 for the year ended December 31, 2006, and $14,234,844 for the year ended December 31, 2005.

On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader that includes a reimbursement of the cost of acquiring the portion of the premium that is ceded.  Crusader does not currently assume any reinsurance.  The Company intends to continue obtaining reinsurance although the availability and cost may vary from time to time.  The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.  Ceding commission was $3,547,595 in 2007, $4,376,474 in 2006, and $4,647,748 in 2005.  The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

The effect of reinsurance on premiums written, premiums earned, and incurred losses are as follows:

	Year ended December 31
	2007	2006	2005
Premiums written:
Direct business	$44,970,399	$51,913,967	$60,268,784
Reinsurance assumed	-	-	-
Reinsurance ceded	(11,557,654)	(13,747,103)	(14,238,077)
Net premiums written	$33,412,745	$38,166,864	$46,030,707

Premiums earned:
Direct business	$48,661,973	$56,692,213	$64,712,764
Reinsurance assumed	-	-	-
Reinsurance ceded	(11,532,308)	(13,758,424)	(14,234,844)
Net premiums earned	$37,129,665	$42,933,789	$50,477,920

Incurred losses and loss adjustment expenses:
Direct	$26,233,579	$20,816,321	$43,901,853
Assumed	-	-	-
Ceded	(4,051,342)	(2,989,342)	(12,388,121)
Net incurred losses and loss adjustment expenses	$22,182,237	$17,826,979	$31,513,732

Reinsurance ceded premium as a percentage of direct earned premium was 24% in 2007, 24% in 2006 and 22% in 2005.

NOTE 12 - RETIREMENT PLANS

Profit Sharing Plan

During the fiscal year ended March 31, 1986, the Company adopted the Unico American Corporation Profit Sharing Plan.  Company employees who are at least 21 years of age and have been employed by the Company for at least two years are participants in such Plan.  Pursuant to the terms of such Plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors.  Participants must be employed by the Company on the last day of the plan year to be eligible for contribution.  Participants are entitled to receive distribution of benefits under the Plan upon retirement, termination of employment, death, or disability.

Money Purchase Plan

During the year ended December 31, 1999, the Company adopted the Unico American Corporation Money Purchase Plan.  This plan covers the present executive officers of the Company.  Pursuant to the terms of such Plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors.  However, amounts contributed to the Unico American Corporation Profit Sharing Plan will be considered first in determining the actual amount available under the Internal Revenue Service maximum contribution limits.  Participants must be employed by the Company on the last day of the plan year to be eligible for contribution.  Participants are entitled to receive distribution of benefits under the Plan upon retirement, termination of employment, death, or disability.

Retirement plans expense were as follows:

Year ended December 31, 2007	$901,742
Year ended December 31, 2006	$896,063
Year ended December 31, 2005	$867,532

NOTE 13 - STATUTORY CAPITAL AND SURPLUS

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

Crusader Insurance Company statutory capital and surplus are as follows:

As of December 31, 2007	$57,862,334
As of December 31, 2006	$50,023,768

Crusader Insurance Company statutory net income is as follows:

Year ended December 31, 2007	$8,194,562
Year ended December 31, 2006	$13,396,732
Year ended December 31, 2005	$6,817,451

The California Department of Insurance (the insurance department) conducts periodic financial examinations of Crusader.  The insurance department has completed a financial examination of Crusader’s December 31, 2004, statutory financial statements.  A final report on the examination was issued by the department of insurance on May 10, 2006.  No significant issues were reported in the final report.

The Company believes that Crusader's statutory capital and surplus were sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance.  Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year.  Based on Crusader’s statutory net income for the year ended December 31, 2007, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2008 is $8,194,562.  There were no dividends paid by Crusader to Unico in 2007, 2006, or in 2005.

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies.  The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk, and off-balance sheet risk).  These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels.  The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.  A company's RBC is required to be disclosed in its statutory annual statement.  The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval.  Crusader’s adjusted capital at December 31, 2007, was 729% of authorized control level risk-based capital.

Insurance Regulatory Information System (IRIS) was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.  IRIS helps those companies that merit highest priority in the allocation of the regulators’ resources on the basis of 13 financial ratios that are calculated annually.  The analytical phase is a review of annual statements and the financial ratios.  The ratios and trends are valuable in pointing to companies likely to experience financial difficulties but are not themselves indicative of adverse financial condition.  The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance department’s own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties.  In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action.  Subsequently, a more comprehensive review of the ratio results and the insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention.  In 2007, the Company was not outside the usual values on any of the thirteen IRIS ratio tests.

NOTE 14 - STOCK PLANS

The Company’s 1999 Omnibus Stock Plan that covers 500,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999.  On August 26, 1999, the Company granted 135,000 incentive stock options.  As of December 31, 2007, 92,500 of those options were outstanding and exercisable, 2,500 options had been exercised, and 40,000 options had been terminated.  These options expire 10 years from the date of the grant.

On December 18, 2002, the Company granted 182,000 incentive stock options under the Company’s 1999 Omnibus Stock Plan.  On December 30, 2005, the Company accelerated the vesting of 37,500 options that were originally scheduled to vest on January 1, 2006, and 30,000 options that were originally scheduled to vest on January 1, 2007 (see Note 1).  As of December 31, 2007, 79,750 of those options were outstanding and exercisable, 99,750 options had been exercised, and 2,500 options had been terminated.  These options expire 10 years from the date of the grant.

The changes in the number of common shares under option are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	272,000	$5.254
Options granted	-	-
Options exercised	(4,000)	3.110
Options terminated	-	-
Outstanding at December 31, 2005	268,000	5.286
Options granted	-	-
Options exercised	(95,750)	3.270
Options terminated	-	-
Outstanding at December 31, 2006	172,250	6.407
Options granted	-	-
Options exercised	(42,600)	6.331
Options terminated	(5,000)	9.250
Outstanding at December 31, 2007	124,650	$6.065

Options exercisable were 124,650 at December 31, 2007, at a weighted average exercise price of $6.065; 172,250 at December 31, 2006, at a weighted average exercise price of $6.407; 268,000 at December 31, 2005, at a weighted average exercise price of $5.286.  Aggregate intrinsic value of outstanding and currently exercisable options at December 31, 2007, was $521,660.

The following table summarizes information regarding the stock options outstanding at December 31, 2007:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options

$9.25	60,000	1.65	$9.25	60,000	$9.25
$3.11	64,650	4.96	$3.11	64,650	$3.11

NOTE 15 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2007	2006	2005
Current provision:
Federal	$3,221,567	$6,137,538	$3,319,904
State	8,701	11,537	142,923
Total federal and state	3,230,268	6,149,075	3,462,827
Deferred	79,576	210,670	288,599
Provision for taxes	$3,309,844	$6,359,745	$3,751,426

The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the following table:

	Year ended December 31
	2007	2006	2005

Computed income tax expense	$3,374,008	$6,172,355	$3,558,586
Tax effect of:
State tax, net of federal tax benefit	(40,339)	90,623	272,789
Federal tax in excess of 34%	-	173,196	-
Tax exempt income	(265)	(3,184)	(4,166)
Other	(23,558)	(73,245)	(75,783)
Income tax per financial statements	$3,309,844	$6,359,745	$3,751,426

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

	Year ended December 31
	2007	2006
Deferred tax assets:
Discount on loss reserves	$1,989,844	$2,361,583
Unearned premiums	1,562,626	2,002,863
Unrealized loss on investments	-	111,312
State income tax deductible in future periods	185,701	181,007
Other	348,101	176,154
Total deferred tax assets	$4,086,272	$4,832,919

Deferred tax liabilities:
Deferred acquisition costs	$1,945,768	$2,447,275
Unrealized gain on investments	987,110	-
State tax on undistributed insurance company earnings	659,821	521,235
Tax depreciation in excess of book depreciation	129,540	150,138
Other	69,007	241,247
Total deferred tax liabilities	$3,791,246	$3,359,895

Net deferred tax assets	$295,026	$1,473,024

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
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation became effective January 1, 2007.  The Company had no unrecognized tax benefits and recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.  In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

The Company files income tax returns under U.S. federal and various state jurisdictions.  The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2003 and state income tax examination for years before 2003.  There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted.  Premium taxes are deferred and amortized as the related premiums are earned.  The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 16 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company.  During the twelve months ended December 31, 2007, the Company repurchased 9,483 shares of the Company’s common stock at a cost of $115,261 of which $4,660 was allocated to capital and $110,601 was allocated to retained earnings.  As of December 31, 2007, the Company had purchased and retired under the Board of Directors’ authorization an aggregate of 878,441 shares of its common stock at a cost of $5,632,727.

NOTE 17 - EARNINGS PER SHARE
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	Year ended December 31
	2007	2006	2005
Basic Earnings Per Share
Net income numerator	$6,613,707	$11,794,241	$6,715,004
Weighted average shares outstanding denominator	5,614,025	5,567,883	5,495,948

Per share amount	$1.18	$2.12	$1.22

Diluted Earnings Per Share
Net income numerator	$6,613,707	$11,794,241	$6,715,004

Weighted average shares outstanding	5,614,025	5,567,883	5,495,948
Effect of diluted securities	67,868	85,018	116,478
Diluted shares outstanding denominator	5,681,893	5,652,901	5,612,426

Per share amount	$1.16	$2.09	$1.20

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2007 and 2006 is as follows.

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2007
Total revenues	$12,845,975	$12,638,966	$12,480,249	$12,258,103
Income before taxes	$2,525,361	$2,451,914	$2,172,297	$2,773,979
Net income	$1,688,588	$1,626,324	$1,534,251	$1,764,544
Earnings per share: Basic	$0.30	$0.29	$0.27	$0.32
Diluted	$0.30	$0.29	$0.27	$0.31

Calendar Year 2006
Total revenues	$14,073,675	$13,667,146	$13,659,332	$13,317,228
Income before taxes	$2,914,143	$3,013,171	$3,404,647	$8,822,025
Net income	$1,887,550	$1,956,720	$2,214,146	$5,735,825
Earnings per share: Basic	$0.34	$0.35	$0.40	$1.03
Diluted	$0.34	$0.35	$0.39	$1.01

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore management was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rules, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based upon its assessment, the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9b.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to Item 12 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information in response to Item 13 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

Item 14.  Principal Accountant Fees and Services.

Information in response to Item 14 is incorporated by reference from the Company's definitive proxy statement to be used in connection with the Company's Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

 (a)  Financial Statements, Schedules and Exhibits:

1.  Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2007, are contained herein as listed in the index to consolidated financial statements on page 38.

2.  Financial schedules:
Index to Consolidated Financial Statements

Independent Registered Public Accounting Firms’ Report on Financial Statement Schedules
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

10.4	The Lease Amendment #2 dated March,23, 2007, between Unico American Corporation and Cheldin Management amending the lease dated July 31, 1986.
10.5	1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*
10.6
Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*

10.7
Employment Agreement effective May 15, 2006, by and between the Registrant and George C. Gilpatrick. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 31, 2006.)*

10.8
Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*

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

Date:  March 28, 2008

UNICO AMERICAN CORPORATION

By:	/s/ Erwin Cheldin
Erwin Cheldin
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erwin Cheldin Erwin Cheldin	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 28, 2008

/s/ Lester A. Aaron Lester A. Aaron	Treasurer, Chief Financia Officer and Director (Principal Accounting and Principal Financial Officer)	March 28, 2008

/s/ Cary L. Cheldin Cary L. Cheldin	Executive Vice President and Director	March 28, 2008

/s/ George C. Gilpatrick George C. Gilpatrick	Vice President, Secretary and Director	March 28, 2008

/s/ David A. Lewis	Director	March 28, 2008
David A. Lewis

/s/ Warren D. Orloff	Director	March 28, 2008
Warren D. Orloff

/s/ Donald B. Urfrig	Director	March 28, 2008
Donald B. Urfrig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation:

Under date of March 26, 2008, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the 2007 annual report to stockholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2007.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 26, 2008

 SCHEDULE II

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS - PARENT COMPANY ONLY

	December 31	December 31
	2007	2006
ASSETS

Investments
Short-term investments	$2,725	$9,741
Total Investments	2,725	9,741
Cash	5,743	5,815
Accrued investment and other income	-	5,000
Investments in subsidiaries	84,168,039	79,694,821
Property and equipment (net of accumulated depreciation)	557,234	739,080
Other assets	509,170	189,344
Total Assets	$85,242,911	$80,643,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$123,646	$165,620
Payables to subsidiaries (net of receivables) (1)	15,255,447	18,001,774
Income taxes payable	-	1,605,385
Total Liabilities	$15,379,093	$19,772,779

STOCKHOLDERS’ EQUITY

Common stock	$3,594,207	$3,236,745
Accumulated other comprehensive (loss)	1,916,154	(216,074)
Retained earnings	64,353,457	57,850,351
Total Stockholders’ Equity	$69,863,818	$60,871,022

Total Liabilities and Stockholders’ Equity	$85,242,911	$80,643,801

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

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31

	2007	2006	2005

REVENUES

Net investment income	$1,735	$529	$6,120
Other income	14,078	7,663	13,820
Total Revenue	15,813	8,192	19,940

EXPENSES

General and administrative expenses	8,552	1,818	6,930
Income before equity in net income of subsidiaries	7,261	6,374	13,010
Equity in net income of subsidiaries	6,606,446	11,787,867	6,701,994
Net Income	$6,613,707	$11,794,241	$6,715,004

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends from American Acceptance Corporation of $400,000 and $500,000 in the years ended December 31, 2007 and December 31, 2005, respectively.

Unico was reimbursed certain expenses by its subsidiaries.  These expenses included depreciation and amortization of $238,876, $238,833, and $160,571 for the years ended December 31, 2007, 2006, and 2005, respectively.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31

	2007	2006	2005
Cash flows from operating activities:
Cash flows from operating activities:
Net income	$6,613,707	$11,794,241	$6,715,004

Adjustments to reconcile net income to net cash from operations
Undistributed equity in net (income) of subsidiaries	(6,606,446)	(11,787,867)	(6,701,994)
Depreciation and amortization	238,876	238,833	160,571
Accrued expenses and other liabilities	(41,974)	9,268	6,555
Accrued investment and other income	5,000	7,902	(6,902)
Income taxes receivable (payable)	-	-	(227,550)
Tax benefit from disqualified incentive stock options	(60,785)	(203,126)	-
Other assets	(319,826)	281,098	(13,655)
Net cash provided (used) from operations	(171,448)	340,349	(67,971)

Cash flows from investing activities
Decrease (increase) in short-term investments	7,016	(383)	(211)
Additions to property and equipment	(57,030)	(153,409)	(706,671)
Net cash (used) by investing activities	(50,014)	(153,792)	(706,882)

Cash flows from financing activities
Proceeds from issuance of common stock	301,336	313,132	12,440
Tax benefit from disqualified incentive stock options	60,785	203,126	-
Repayment of notes payable – related parties	-	-	(500,000)
Repurchase of common stock	(115,261)	-	-
Net change in payables and receivables from subsidiaries	(25,470)	(704,017)	1,261,113
Net cash provided (used) by financing activities	221,390	(187,759)	773,553

Net (decrease) in cash	(72)	(1,202)	(1,300)

Cash at beginning of year	5,815	7,017	8,317

Cash at end of year	$5,743	$5,815	$7,017

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Benefits,				Benefits,	Amortization
	Deferred	Losses,				Claims,	of Deferred
	Policy	and Loss			Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premium
	Cost	Expenses	Premiums	Revenue	Income	Expenses	Costs	Costs	Written

Year Ended
December 31, 2007
Property & Casualty	$5,722,847	$94,730,711	$22,742,612	$37,129,665	$6,695,121	$22,12,237	$8,465,047	$1,032,591	$33,412,745

Year Ended
December 31, 2006
Property & Casualty	$6,430,265	$93,596,117	$26,434,187	$42,933,789	$5,906,079	$17,826,979	$9,250,989	$1,691,629	$38,166,864

Year Ended
December 31, 2005
Property & Casualty	$7,356,179	$101,914,548	$30,619,047	$50,477,920	$4,248,399	$31,513,732	$10,512,688	$2,402,397	$46,030,707