Form 10-Q
period 2008-03-31
UNICO AMERICAN CORP
filed 2008-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

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

Large accelerated filer  ☐  Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company  ☒
                                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

5,625,308
Number of shares of common stock outstanding as of May 14, 2008

1 of 19

 PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2008	2007
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at market value (amortized cost: March 31, 2008 $134,111,143; December 31, 2007 $139,992,208)	$139,608,891	$142,895,472
Short-term investments, at cost	14,985,626	7,356,159
Total Investments	154,594,517	150,251,631
Cash	46,436	108,864
Accrued investment income	1,227,361	1,554,741
Premiums and notes receivable, net	4,817,192	5,066,646
Reinsurance recoverable:
Paid losses and loss adjustment expenses	989,571	318,186
Unpaid losses and loss adjustment expenses	24,488,933	28,425,424
Deferred policy acquisition costs	5,523,620	5,722,847
Property and equipment (net of accumulated depreciation)	516,469	557,234
Deferred income taxes	-	686,910
Other assets	761,149	1,083,378
Total Assets	$192,965,248	$193,775,861

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$89,085,761	$94,730,711
Unearned premiums	21,546,879	22,742,612
Advance premium and premium deposits	2,540,331	2,159,290
Income taxes payable	94,331	-
Deferred income taxes	186,944	-
Accrued expenses and other liabilities	7,735,549	5,040,145
Total Liabilities	$121,189,795	$124,672,758

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,625,308 at March 31, 2008, and 5,625,308 at December 31, 2007	$3,594,207	$3,594,207
Accumulated other comprehensive gain	3,628,514	1,916,154
Retained earnings	64,552,732	63,592,742
Total Stockholders’ Equity	$71,775,453	$69,103,103

Total Liabilities and Stockholders' Equity	$192,965,248	$193,775,861

See notes to unaudited consolidated financial statements.

2 of 19

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31
	2008	2007
REVENUES
Insurance Company Revenues
Premium earned	$11,146,946	$12,740,333
Premium ceded	2,222,180	3,031,135
Net premium earned	8,924,766	9,709,198
Net investment income	1,597,066	1,622,290
Net realized investment gains	6,306	-
Other income	114,638	9,641
Total Insurance Company Revenues	10,642,776	11,341,129

Other Revenues from Insurance Operations
Gross commissions and fees	1,471,364	1,366,077
Investment income	25,448	38,025
Finance charges and fees earned	124,521	148,540
Other income	4,011	3,281
Total Revenues	12,268,120	12,897,052

EXPENSES
Losses and loss adjustment expenses	6,195,706	5,933,970
Policy acquisition costs	2,080,971	1,995,580
Salaries and employee benefits	1,437,039	1,421,507
Commissions to agents/brokers	321,491	204,305
Other operating expenses	786,612	765,252
Total Expenses	10,821,819	10,320,614

Income Before Taxes	1,446,301	2,576,438
Income Tax Provision	486,311	854,139
Net Income	$959,990	$1,722,299

PER SHARE DATA
Basic Shares Outstanding	5,625,308	5,595,526
Basic Earnings Per Share	$0.17	$0.31

Diluted Shares Outstanding	5,669,634	5,679,250
Diluted Earnings Per Share	$0.17	$0.30

See notes to unaudited consolidated financial statements.

3 of 19

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31
	2008	2007

Net Income	$959,990	$1,722,299
Other changes in comprehensive income, net of tax:
Unrealized gains on securities classified as available-for-sale arising during the period	1,712,360	205,067
Comprehensive Income	$2,672,351	$1,927,366

See notes to unaudited consolidated financial statements.
4 of 19

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2008	2007
Cash Flows from Operating Activities:
Net Income	$959,990	$1,722,299
Adjustments to reconcile net income to net cash from operations
Depreciation	52,985	58,208
Bond amortization, net	56,744	(24,685)
Net realized investment gains	(6,306)	-
Changes in assets and liabilities
Premium, notes and investment income receivable	576,834	473,642
Reinsurance recoverable	3,265,106	(584,232)
Deferred policy acquisitions costs	199,227	174,544
Other assets	(80,580)	(10,392)
Reserve for unpaid losses and loss adjustment expenses	(5,644,950)	(743,559)
Unearned premium reserve	(1,195,733)	(2,439,701)
Funds held as security and advanced premiums	381,041	506,510
Accrued expenses and other liabilities	2,695,403	1,310,921
Income taxes current/deferred	488,869	(795,860)
Net Cash Provided by (Used in) Operations	1,748,632	(352,305)

Investing Activities
Purchase of fixed maturity investments	(11,185,123)	(3,196,120)
Proceeds from maturity of fixed maturity investments	16,510,000	6,000,000
Proceeds from sale of fixed maturity investments	505,750	-
Net (increase) in short-term investments	(7,629,467)	(2,398,286)
Additions to property and equipment	(12,220)	(29,855)
Net Cash Provided by (Used in) Investing Activities	(1,811,060)	375,739

Financing Activities
Proceeds from issuance of common stock	-	46,250
Net Cash Provided by Financing Activities	-	46,250

Net increase (decrease) in cash	(62,428)	69,684
Cash at beginning of period	108,864	34,535
Cash at End of Period	$46,436	$104,219

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	-	-
Income taxes	-	$1,650,000

See notes to unaudited consolidated financial statements.

5 of 19

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 2 – IMMATERIAL CORRECTION TO PREVIOUSLY REPORTED AMOUNTS

The Company identified an error associated with the Company’s policy fee income.  The error arose from the recognition of non-refundable policy fee income at policy inception rather than over the policy term in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

The Company made an assessment of the materiality of this item on the Company’s historical financial statements in accordance with SAB No. 99, Materiality, and concluded that the error was immaterial to all periods.  The Company also concluded that had the error been adjusted when it was identified within the first quarter of 2008, the impact of such an adjustment would have been material to its first quarter 2008 financial statements and was expected to be material to its full year 2008 financial statements.

Accordingly, in accordance with SAB No. 108, Financial Statements, the December 31, 2007 balance sheet, and the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2007, herein have been revised to correct the immaterial error and to reflect the corrected balances as of that date.

6 of 19

The line items in the financial statements that are impacted by this error are detailed in the table below.

	Consolidated Balance Sheet For the year ended December 31, 2007
	As previously reported	Correction	As corrected

Deferred income taxes	$295,026	$391,884	$686,910
Accrued expenses and other liabilities	$3,887,546	$1,152,599	$5,040,145
Retained earnings	$64,353,457	$(760,715)	$63,592,742

	Consolidated Statement of Operation For the three months ended March 31, 2007
	As previously reported	Correction	As corrected

Gross commission and fees	$1,315,000	$51,077	$1,366,077
Income tax provision	$836,773	$17,366	$854,139

	Statement of Comprehensive Income For the three months ended March 31, 2007
	As previously reported	Correction	As corrected

Net income	$1,688,588	$33,711	$1,722,299

	Consolidated Statement of Cash Flow For the three months ended March 31, 2007
	As previously reported	Correction	As corrected

Net income	$1,688,588	$33,711	$1,722,299
Accrued expenses and other liabilities	$1,361,998	$(51,077)	$1,310,921
Income taxes current/deferred	$(813,226)	$17,366	$(795,860)

NOTE 3 – STOCK-BASED COMPENSATION

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

There were no options granted on or after January 1, 2006, and there were no unvested options as of January 1, 2006, on adoption of SFAS 123R.  As a result, there are no share-based compensation expenses recorded for the three months ended March 31, 2008 and 2007.

NOTE 4 – REPURCHASE OF COMMON STOCK - EFFECTS ON STOCKHOLDERS’ EQUITY

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company.  During the three months ended March 31, 2008, the Company did not repurchase any shares of the Company’s common stock.  As of March 31, 2008, the Company had purchased and retired under the Board of Directors’ authorization an aggregate of 878,441 shares of its common stock at a cost of $5,632,727.

7 of 19

NOTE 5 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31
	2008	2007
Basic Earnings Per Share
Net income numerator	$959,990	$1,722,299

Weighted average shares outstanding denominator	5,625,308	5,595,526

Basic Earnings Per Share	$0.17	$0.31

Diluted Earnings Per Share
Net income numerator	$959,990	$1,722,299

Weighted average shares outstanding	5,625,308	5,595,526
Effect of diluted securities	44,326	83,724
Diluted shares outstanding denominator	5,669,634	5,679,250

Diluted Earnings Per Share	$0.17	$0.30

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS 157).  SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

8 of 19

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

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), were issued.  SFAS 141R replaces FASB Statement No. 141, “Business Combinations.”  SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination.  SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements.  SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  The Company will adopt SFAS 141R and SFAS 160 for any business combinations initiated after December 31, 2008.

There were no other accounting standards issued during 2008 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 7 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company and its subsidiaries file federal and state income tax returns.  Management does not believe that the ultimate outcome of any future examinations of open tax years will have a material impact on the Company’s results of operations.  Tax years that remain subject to examination by major taxing jurisdictions are 2004 through 2007 for federal income taxes and 2003 through 2007 for California state income taxes.  On April 30, 2008, the Company was notified by the Internal Revenue Service that its consolidated federal income tax return on Form 1120 for the tax year ended December 31, 2006, was selected for examination.  As of the date of this report, a date for such examination has not been scheduled.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation became effective January 1, 2007.  The Company had no unrecognized tax benefits and recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.  In addition, the Company had not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.  As of March 31, 2008, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.

NOTE 8 - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information,” became effective for fiscal years effective after December 15, 1997.  SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements.  The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment.  Revenues from this segment comprised 87% of consolidated revenues for the three months ended March 31, 2008, and 88% of revenues for the three months ended March 31, 2007.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

9 of 19

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2008	2007
Revenues
Insurance company operation	$10,642,776	$11,341,129

Other insurance operations	4,516,229	4,592,300
Intersegment elimination (1)	(2,890,885)	(3,036,377)
Total other insurance operations	1,625,344	1,555,923

Total Revenues	$12,268,120	$12,897,052

Income Before Income Taxes
Insurance company operation	$2,005,177	$2,927,051
Other insurance operations	(558,876)	(350,613)
Total Income Before Income Taxes	$1,446,301	$2,576,438

	As of March 31
	2008	2007
Assets
Insurance company operation	$175,559,187	$165,715,530
Intersegment eliminations (2)	(1,656,492)	(2,018,365)
Total insurance company operation	173,902,695	163,697,165

Other insurance operations	19,062,553	23,953,517

Total Assets	$192,965,248	$187,650,682

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

NOTE 9 - FAIR VALUE ON FIXED MATURITY INVESTMENTS

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  The hierarchy gives the highest priority to level 1 inputs and the lowest priority to level 3 inputs.  In general, fair values determined by level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by level 2 inputs utilize inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s fixed maturities investments are all classified within level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  Fair value measurements are not adjusted for transaction costs.  The Company’s fixed maturities investments are at fair value and reflected in the consolidated balance sheets on a trade-date basis.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.

10 of 19

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

The Company had a net income of $959,990 for the three months ending March 31, 2008, compared to net income of $1,722,299 for the three months ended March 31, 2007, a decrease in net income of  $762,309 (44%).  This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks.  It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance operation.  The insurance company operation generated approximately 87% of consolidated revenues for the three months ended March 31, 2008, and 88% of consolidated revenues for the three months ended March 31, 2007.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry, and offer a broader line of insurance products than the Company.  Crusader is only writing business in the state of California which consists primarily of Commercial Multiple Peril business.  Crusader’s A.M. Best Company rating is B++ (Good).   On January 15, 2008, A.M. Best Company upgraded Crusader’s rating outlook from stable to positive.

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find, and insurers’ profits increase.  The Company believes that the California property and casualty insurance market has transitioned to a “soft market” in the last few years.  The Company cannot determine how long the existing market conditions will continue nor in which direction they might change.

Premium written before reinsurance decreased $349,419 (3%) to $9,951,213 for the three months ended March 31, 2008, compared to $10,300,632 for the three months ended March 31, 2007.  A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known.  That is, when pricing its products, the Company must forecast the ultimate claim and loss adjustment costs.  In addition, factors such as changes in regulations and legal environment, among other things, can all impact the accuracy of such cost.  The decrease in written premium before reinsurance which began in 2005 and has continued through the three months ended March 31, 2008, is primarily due to the fact that the insurance marketplace has been and continues to be intensely competitive.  There are more insurers competing for the same customers.  Many of those competitors price their insurance at rates that Crusader believes are inadequate to support any profit.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

11 of 19

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended March 31
	2008	2007	Increase (Decrease)

Net premium earned	$8,924,766	$9,709,198	$(784,432)

Less:
Losses and loss adjustment expenses	6,195,706	5,933,970	261,736
Policy acquisition costs	2,080,971	1,995,580	85,391
Total	8,276,677	7,929,550	347,127

Underwriting Profit (Before Income Taxes)	$648,089	$1,779,648	$(1,131,559)

The $1,131,559 (64%) decrease in underwriting profit (before income tax) for the three months ended March 31, 2008, as compared to the prior year period is primarily the result of a $784,432 (8%) decrease in net premium earned and $261,736 (4%) increase in losses and loss adjustment expenses.  Losses and loss adjustment expenses were 69% of net premium earned for the three months ended March 31, 2008, compared to 61% of net premium earned for the three months ended March 31, 2007.  The increase in losses and loss adjustment expenses as compared to the prior year period is primarily due to an increase in current accident year losses incurred and a decrease in favorable development of prior accident years’ losses and loss adjustment expenses.  In the three months ended March 31, 2008, current accident year losses incurred were approximately 73% of net premium earned and the Company incurred favorable development of prior years’ losses of $358,773.  In the three months ended March 31, 2007, current accident year losses incurred were approximately 70% of net premium earned and the Company incurred favorable development of prior years’ losses of $840,539.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income.  Excluding investment and other income, these operations accounted for approximately 13% of total revenues in the three months ended March 31, 2008, and approximately 11% of total revenues in the three months ended March 31, 2007.

Investments and Liquidity
The Company generates revenue from its investment portfolio, which consisted of approximately $149.1 million (at amortized cost) at March 31, 2008, compared to $147.3 million (at amortized cost) at December 31, 2007.  Investment income decreased $37,801 (2%) to $1,622,514 for the three months ended March 31, 2008, compared to $1,660,315 for the three months ended March 31, 2007.  The slight decrease in investment income is primarily a result of decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations from 4.5% in the three months ended March 31, 2007, to 4.4% in the current period.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  As of March 31, 2008, the Company had cash and investments of $149,143,205 (at amortized cost) of which $144,345,947 (97%) were investments of Crusader.

As of March 31, 2008, the Company had invested $134,111,143 (at amortized cost) or 90% of its invested assets in fixed maturity obligations.  In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments.

12 of 19

The Company's investments in fixed maturity obligations of $134,111,143 (at amortized cost) include $15,023 (0.0%) of pre-refunded state and municipal tax-exempt bonds, $125,254,018 (93.4%) of U.S. treasury securities, $8,442,102 (6.3%) of industrial and miscellaneous securities, and $400,000 (0.3%) of long-term certificates of deposit.

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

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 4).  No shares were repurchased in the three months ended March 31, 2008.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $1,434,082, statutory deposits of $700,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2008, to the three months ended March 31, 2007, unless otherwise indicated.

The Company had net income of $959,990 for the three months ending March 31, 2008, compared to net income of $1,722,299 for the three months ended March 31, 2007, a decrease in net income of $762,309 (44%).  Total revenue for the three months ended March 31, 2008, decreased $628,932 (5%) to $12,268,120, compared to total revenue of $12,897,052 for the three months ended March 31, 2007.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Direct written premium reported on the Company’s statutory statement decreased $349,419 (3%) to $9,951,213 for the three months ended March 31, 2008, compared to $10,300,632 for the three months ended March 31, 2007.

The $349,419 decrease in written premium in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily the result of the intense competition in the property and casualty market.  The insurance marketplace has become more competitive as more insurers are competing for the same customers.  Many of those competitors price their insurance at rates that Crusader believes are inadequate to support any profit.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.  During 2008, Crusader plans to introduce many product changes such as changes in its rates, eligibility guidelines, rules and coverage forms.  Improved service to retail brokers is primarily focused upon transacting business through the internet, as well as providing more options to make the brokers’ time more efficiently spent with us (i.e., as opposed to spending time with our competitors).  In an effort to increase sales during 2007, Crusader employed two full-time marketing representatives.  Those individuals are charged with the responsibility of identifying product development opportunities, promoting the company and its products to the brokerage community, and are charged with the duty to appoint retail agents, so as to introduce the Crusader brand at the consumer’s level of distribution (i.e., retail).  Crusader plans to have approximately twelve retail agents appointed by the end of year 2008, and approximately twenty-four by the end of year 2009.  Presently it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by the Company.

13 of 19

Premium earned before reinsurance decreased $1,593,387 (13%) to $11,146,946 for the three months ended March 31, 2008, compared to $12,740,333 for the three months ended March 31, 2007.  The Company writes annual policies and, therefore, earns written premium over the one-year policy term.  The decrease in earned premium is a direct result of the related decrease in written premium as previously discussed.

Premium ceded decreased $808,955 (27%) to $2,222,180 for the three months ended March 31, 2008, compared to ceded premium of $3,031,135 in the three months ended March 31, 2007.  The $808,955 decrease in premium ceded is primarily a result of a decrease in direct premium earned, and a decrease in the rate charged by Crusader’s reinsurers.  The earned premium ceded consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.  Prior to January 1, 1998, the Company’s reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged.  That provisionally rated treaty was cancelled on a runoff basis in 1997.  Direct earned premium, earned ceded premium, and ceding commission are as follows:

	Three Months Ended March 31
	2008	2007	Increase (Decrease)

Direct earned premium	$11,146,946	$12,740,333	$(1,593,387)

Earned ceded premium
Excluding provisionally rated ceded premium	2,295,931	3,025,989	(730,058)
Provisionally rated ceded premium	(73,751)	5,146	(78,897)
Total earned ceded premium	2,222,180	3,031,135	(808,955)
Ceding commission	689,403	928,573	(239,170)
Earned ceded premium, net of ceding commission	$1,532,777	$2,102,562	$(569,785)

Total earned ceded premium was 20% of direct earned premium in the three months ended March 31, 2008, and 24% of direct earned premium in the three months ended March 31, 2007.  There was no significant change in the ceding commission rate.

In 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.  In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty.

The 2008 and 2007 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  In March 2007, the Company received an advance of $1 million from its reinsurer, and in February 2008, the Company received an additional $2,419,940 to be applied against future contingent commission earned, if any.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of March 31, 2008, the Company recorded $3,075,802 of these payments as an advance from its reinsurer and it is included in “Accrued Expenses And Other Liabilities” in the consolidated balance sheets.  Thus, the Company has recognized $344,138 of contingent commission, of which $90,583 was recognized in the three months ended March 31, 2008.

14 of 19

Investment income decreased $37,801 (2%) to $1,622,514 for the three months ended March 31, 2008, compared to investment income of $1,660,315 for the three months ended March 31, 2007.  The Company sold one fixed maturity investment in the three months ended March 31, 2008, with net realized gain in the amount of $6,306.  The Company had no realized gains or losses for the three months ended March 31, 2007.  The slight decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in the Company’s annualized weighted average yield from 4.5% in the prior year period to 4.4% in the current period.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2008	2007

Average Invested Assets*	$148,222,568	$147,121,880
Total Investment Income	$1,622,514	$1,660,315
Annualized Yield on Average Invested Assets	4.4%	4.5%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2008, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2008	$50,850,000	$50,975,824	$51,482,246	4.3%
December 31, 2009	32,700,000	32,737,838	33,864,881	4.8%
December 31, 2010	5,100,000	5,098,924	5,112,100	1.8%
December 31, 2011	7,250,000	7,236,259	7,865,437	4.6%
December 31, 2012	38,000,000	37,958,249	41,178,610	4.4%
December 31, 2013	100,000	104,049	105,617	2.7%
Total	$134,000,000	$134,111,143	$139,608,891	4.4%

The weighted average maturity of the Company’s fixed maturity investments was 1.9 years as of March 31, 2008, compared to 1.1 years as of March 31, 2007.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

At March 31, 2008, the Company held fixed maturity investments with unrealized appreciation of $5,497,748, and did not hold any fixed maturity investment with unrealized depreciation.  The Company monitors its investments closely.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.

15 of 19

Gross commission and fee income increased $105,287 (8%) to $1,471,364 for the three months ended March 31, 2008, compared to commission and fee income of $1,366,077 for the three months ended March 31, 2007.

The increases in gross commission and fee income for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, are as follows:

	Three Months Ended
	March 31		Increase
	2008	2007	(Decrease)

Policy fee income	$578,858	$649,639	$(70,781)
Health insurance program	672,458	501,043	171,415
Membership and fee income	76,917	77,144	(227)
Other commission and fee income	997	6,936	(5,939)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	83,541	84,776	(1,235)
Contingent commission	58,593	46,539	12,054
Total	$1,471,364	$1,366,077	$105,287

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Unifax also receives policy fee income that is directly related to the Crusader policies it sells.  Policy fees are earned ratably over the life of the related insurance policy.  The unearned portion of the policy fee is recorded as a liability on the balance sheet under Accrued Expenses And Other Liabilities.  Policy fee income decreased $70,781 (11%) in the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  The decrease in policy fee income is directly related to a decrease in the number of policies written in the three months ended March 31, 2008, as compared to the prior year period.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income for the three months ended March 31, 2008, increased $171,415 (34%), compared to the three months ended March 31, 2007.  The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  Beginning April 1, 2008, these plans are being actively marketed by AIB and other agencies throught California.  All CIGNA small group insurance policyholders in California are members of AAQHC

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is an administrator for CIGNA HealthCare and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association.  For these services, AAQHC receives membership and fee income from its members.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc., a wholly owned subsidiary of the Company.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $1,235 (1%) in the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Losses and loss adjustment expenses were 69% of net premium earned for the three months ended March 31, 2008, compared to 61% of net premium earned for the three months ended March 31, 2007.  The increase in losses and loss adjustment expenses as compared to the prior year period is primarily due to an increase in current accident year losses incurred and a decrease in favorable development of prior accident years’ losses and loss adjustment expenses.  In the three months ended March 31, 2008, current accident year losses incurred were approximately 73% of net premium earned and the Company incurred favorable development of prior years’ losses of $358,773.  In the three months ended March 31, 2007, current accident year losses incurred were approximately 70% of net premium earned and the Company incurred favorable development of prior years’ losses of $840,539.

16 of 19

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  These costs were approximately 23% of net premium earned for the three months ended March 31, 2008, and 21% of net premium earned for the three months ended March 31, 2007.

Salaries and employee benefits increased $15,532 (1%) to $1,437,039 for the three months ended March 31, 2008, compared to salary and employee benefits of $1,421,507 for the three months ended March 31, 2007.

Commissions to agents/brokers increased $117,186 (57%) to $321,491 for the three months ended March 31, 2008, compared to commission expense of $204,305 for the three months ended March 31, 2007.  The increase is primarily the result of the increase in written premium in the health and life insurance program and is related to the increase in commission income from that program.

Other operating expenses increased $21,360 (3%) to $786,612 for the three months ended March 31, 2008, compared to $765,252 for the three months ended March 31, 2007.

Income tax provision was an expense of $486,311 (34% of pre-tax income) for the three months ended March 31, 2008, compared to an income tax expense of $854,139 (33% of pre-tax income) for the three months ended March 31, 2007.  The decrease in tax expense was primarily due to a decrease in pre-tax income to $1,446,301 in the three months ended March 31, 2008, from pre-tax income of $2,576,438 in the three months ended March 31, 2007.

The effect of inflation on net income of the Company during the three months ended March 31, 2008, and the three months ended March 31, 2007, was not significant.

17 of 19

Forward Looking StatementsCertain statements contained herein, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are forward-looking.  These statements, which may be identified by forward-looking words or phrases such as “anticipate,” “believe,” ”expect,” “intend,” “may,” “plan,” “should,” and “would” involve risks and uncertainties, many of which are beyond the control of the Company.  Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements.  Factors which could cause actual results to differ materially include underwriting or marketing actions not being effective, rate increases for coverages not being sufficient, premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, and the Company’s ability to introduce new profitable products.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.
The Company’s invested assets consist of the following:

	March 31 2008	December 31 2007	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$133,711,143	$139,592,208	$(5,881,065)
Short-term cash investments (at cost)	14,985,626	7,356,159	7,629,467
Certificates of deposit (over 1 year, at cost)	400,000	400,000	-
Total invested assets	$149,096,769	$147,348,367	$1,748,402

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

18 of 19

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007, in response to Item 1A to Part I of Form 10-K.

ITEM 6 - EXHIBITS

10.1
Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008)

10.2
Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 21, 2008)

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
UNICO AMERICAN CORPORATION

Date:        May 14, 2008                   By:                /s/ ERWIN CHELDIN
Erwin Cheldin
Chairman of the Board, President and Chief
Executive Officer, (Principal Executive Officer)

Date:        May 14, 2008                   By:                /s/ LESTER A. AARON
Lester A. Aaron
Treasurer, Chief Financial Officer, (Principal
Accounting and Principal Financial Officer)

19 of 19

EXHIBIT INDEX

Exhibit
   No.           Description

10.1
Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008)

10.2
Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 21, 2008)

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