Form 10-Q
period 2008-06-30
UNICO AMERICAN CORP
filed 2008-08-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

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

Large accelerated filer __    Accelerated filer __    Non-accelerated filer __    Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No  X

5,625,308

Number of shares of common stock outstanding as of August 12, 2008

1 of 20

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2008	2007
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: June 30, 2008 $138,169,290; December 31, 2007 $139,992,208)	$140,949,646	$142,895,472
Short-term investments, at cost	6,927,353	7,356,159
Total Investments	147,876,999	150,251,631
Cash	30,990	108,864
Accrued investment income	1,332,844	1,554,741
Premiums and notes receivable, net	4,939,620	5,066,646
Reinsurance recoverable:
Paid losses and loss adjustment expenses	424,549	318,186
Unpaid losses and loss adjustment expenses	23,217,440	28,425,424
Deferred policy acquisition costs	5,319,367	5,722,847
Property and equipment (net of accumulated depreciation)	463,484	557,234
Deferred income taxes	694,900	686,910
Other assets	1,038,533	1,083,378
Total Assets	$185,338,726	$193,775,861

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$85,922,048	$94,730,711
Unearned premiums	20,674,279	22,742,612
Advance premium and premium deposits	1,216,840	2,159,290
Accrued expenses and other liabilities	6,762,625	5,040,145
Total Liabilities	$114,575,792	$124,672,758

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding
shares 5,625,308 at June 30, 2008 and 5,625,308 at December 31, 2007	$3,594,207	$3,594,207
Accumulated other comprehensive gain	1,835,035	1,916,154
Retained earnings	65,333,692	63,592,742
Total Stockholders’ Equity	$70,762,934	$69,103,103

Total Liabilities and Stockholders' Equity	$185,338,726	$193,775,861

See notes to unaudited consolidated financial statements.

2 of 20

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
REVENUES
Insurance Company Revenues
Premium earned	$10,805,540	$12,392,166	$21,952,486	$25,132,499
Premium ceded	2,224,544	2,908,621	4,446,724	5,939,756
Net premium earned	8,580,996	9,483,545	17,505,762	19,192,743
Net investment income	1,481,120	1,660,990	3,078,186	3,283,280
Net realized investment gains	-	-	6,306	-
Other income	207,545	19,859	322,183	29,500
Total Insurance Company Revenues	10,269,661	11,164,394	20,912,437	22,505,523

Other Revenues from Insurance Operations
Gross commissions and fees	1,415,393	1,348,821	2,886,757	2,714,898
Investment income	15,629	40,124	41,077	78,149
Finance charges and fees	119,011	142,484	243,532	291,024
Other income	2,700	3,215	6,711	6,496
Total Revenues	11,822,394	12,699,038	24,090,514	25,596,090

EXPENSES
Losses and loss adjustment expenses	6,080,589	5,484,106	12,276,295	11,418,076
Policy acquisition costs	2,077,190	2,305,015	4,158,161	4,300,595
Salaries and employee benefits	1,398,398	1,463,143	2,835,437	2,884,651
Commissions to agents/brokers	318,161	236,192	639,652	440,497
Other operating expenses	781,870	698,596	1,568,482	1,463,847
Total Expenses	10,656,208	10,187,052	21,478,027	20,507,666

Income Before Taxes	1,166,186	2,511,986	2,612,487	5,088,424
Income tax provision	385,226	846,014	871,537	1,700,153
Net Income	$780,960	$1,665,972	$1,740,950	$3,388,271

PER SHARE DATA:
Basic
Weighted Average Shares	5,625,308	5,610,570	5,625,308	5,603,048
Earnings Per Share	$0.14	$0.30	$0.31	$0.60
Diluted
Weighted Average Shares	5,668,369	5,682,812	5,669,002	5,681,031
Earnings Per Share	$0.14	$0.29	$0.31	$0.60

See notes to unaudited consolidated financial statements.

3 of 20

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net Income	$780,960	$1,665,972	$1,740,950	$3,388,271
Other changes in comprehensive income, net of tax:
Unrealized (losses) on securities classified as available-for-sale arising during the period	(1,793,479)	(263,397)	(81,119)	(58,330)
Comprehensive Income (Loss)	$(1,012,519)	$1,402,575	$1,659,831	$3,329,941

See notes to unaudited consolidated financial statements.

4 of 20

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30
	2008	2007
Cash Flows from Operating Activities:
Net Income	$1,740,950	$3,388,271
Adjustments to reconcile net income to net cash from operations
Depreciation	105,970	121,121
Bond amortization, net	129,993	(38,989)
Net realized investment gains	(6,306)	-
Changes in assets and liabilities
Premium, notes and investment income receivable	348,923	345,424
Reinsurance recoverable	5,101,621	(988,718)
Deferred policy acquisitions costs	403,480	482,148
Other assets	1,987	(111,817)
Reserve for unpaid losses and loss adjustment expenses	(8,808,663)	(306,928)
Unearned premium reserve	(2,068,333)	(2,877,252)
Funds held as security and advanced premiums	(942,450)	424,124
Accrued expenses and other liabilities	1,722,480	597,306
Tax benefit from disqualified incentive stock options	-	(49,105)
Income taxes current/deferred	76,657	(1,552,721)
Net Cash (Used in) Operations	(2,193,691)	(567,136)

Investing Activities
Purchase of fixed maturity investments	(30,241,519)	(29,645,753)
Proceeds from maturity of fixed maturity investments	31,435,000	30,600,000
Proceeds from sale of fixed maturity investments	505,750	-
Net (increase) decrease in short-term investments	428,806	(502,357)
Additions to property and equipment	(12,220)	(46,758)
Net Cash Provided by Investing Activities	2,115,817	405,132

Financing Activities
Proceeds from exercise of stock options	-	262,350
Tax benefit from disqualified incentive stock options	-	49,105
Repurchase of common stock	-	(115,261)
Net Cash Provided by Financing Activities	-	196,194

Net increase in cash	(77,874)	34,190
Cash at beginning of period	108,864	34,535
Cash at End of Period	$30,990	$68,725

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	-	-
Income taxes	$800,000	$3,400,597

See notes to unaudited consolidated financial statements.

5 of 20

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 2 – IMMATERIAL CORRECTION TO PREVIOUSLY REPORTED AMOUNTS

During the first quarter of 2008, the Company identified an error associated with the Company’s policy fee income. The error arose from the recognition of non-refundable policy fee income at policy inception rather than over the policy term in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

Accordingly, in accordance with SAB No. 108, Financial Statements, the December 31, 2007, balance sheet, and the consolidated statements of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2007, herein have been revised to correct the immaterial error and to reflect the corrected balances as of that date.

6 of 20

The line items in the financial statements that are impacted by this error are detailed in the table below.

	Consolidated Balance Sheet For the year ended December 31, 2007
	As previously reported	Correction	As corrected

Deferred income taxes	$295,026	$391,884	$686,910
Accrued expenses and other liabilities	$3,887,546	$1,152,599	$5,040,145
Retained earnings	$64,353,457	$(760,715)	$63,592,742

	Consolidated Statement of Operation For the three months ended June 30, 2007			Consolidated Statement of Operation For the six months ended June 30, 2007
	As previously reported	Correction	As corrected	As previously reported	Correction	As corrected

Gross commission and fees	$1,288,749	$60,072	$1,348,821	$2,603,749	$111,149	$2,714,898
Income tax provision	$825,590	$20,424	$846,014	$1,662,363	$37,790	$1,700,153
Net income	$1,626,324	$39,648	$1,665,972	$3,314,912	$73,359	$3,388,271

	Statement of Comprehensive Income For the three months ended June 30, 2007			Statement of Comprehensive Income For the six months ended June 30, 2007
	As previously reported	Correction	As corrected	As previously reported	Correction	As corrected

Net income	$1,626,324	$39,648	$1,665,972	$3,314,912	$73,359	$3,388,271

	Consolidated Statement of Cash Flow For the six months ended June 30, 2007
	As previously reported	Correction	As corrected

Net income	$3,314,912	$73,359	$3,388,271
Accrued expenses and other liabilities	$708,455	$(111,149)	$597,306
Income taxes current/deferred	$(1,590,511)	$37,790	$(1,552,721)

NOTE 3 - STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method.  Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

There were no options granted on or after January 1, 2006; and there were no unvested options as of January 1, 2006, on adoption of SFAS 123R.  As a result, there is no share-based compensation expenses recorded for the three and six months ended June 30, 2008 and 2007.

NOTE 4 - REPURCHASE OF COMMON STOCK - EFFECTS ON STOCKHOLDERS’ EQUITY

The Company has previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company.  During the three and six months ended June 30, 2008, the Company did not repurchase any shares of the Company’s common stock.  As of June 30, 2008, the Company had purchased and retired under the Board of Directors’ authorization an aggregate of 878,441 shares of its common stock at a cost of $5,632,727.

7 of 20

NOTE 5 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Basic Earnings Per Share
Net income numerator	$780,960	$1,665,972	$1,740,950	$3,388,271

Weighted average shares outstanding denominator	5,625,308	5,610,570	5,625,308	5,603,048

Basic Earnings Per Share	$0.14	$0.30	$0.31	$0.60

Diluted Earnings per Share
Net income numerator	$780,960	$1,665,972	$1,740,950	$3,388,271

Weighted average shares outstanding	5,625,308	5,610,570	5,625,308	5,603,048
Effect of diluted securities	43,061	72,242	43,694	77,983
Diluted shares outstanding denominator	5,668,369	5,682,812	5,669,002	5,681,031

Diluted Earnings Per Share	$0.14	$0.29	$0.31	$0.60

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (“GAAP hierarchy”). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. SFAS No. 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS No. 159).  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  The main objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 as of the beginning of 2008 by not electing the fair value option for any of its financial assets or liabilities.

8 of 20

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (SFAS 141R), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), were issued.  SFAS 141R replaces FASB Statement No. 141, “Business Combinations.”  SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination.  SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements.  SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  The Company will adopt SFAS 141R and SFAS 160 for any business combinations initiated after December 31, 2008.

There were no other accounting standards issued during 2008 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 7 - ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company and its subsidiaries file federal and state income tax returns.  Management does not believe that the ultimate outcome of any future examinations of open tax years will have a material impact on the Company’s results of operations.  Tax years that remain subject to examination by major taxing jurisdictions are 2004 through 2007 for federal income taxes and 2003 through 2007 for California state income taxes.  On April 30, 2008, the Company was notified by the Internal Revenue Service that the Company’s consolidated federal income tax return on Form 1120 for the tax year ended December 31, 2006, was selected for examination.  The examination began on July 29, 2008.  As of the date of this report, the examination has not been completed.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation became effective January 1, 2007.  The Company had no unrecognized tax benefits and recognized no additional liability or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.  In addition, the Company had not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.  As of June 30, 2008, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.

NOTE 8 - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information,” became effective for fiscal years effective after December 15, 1997.  SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements.  The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment.  Revenues from this segment comprised 87% of consolidated revenues for the three and six months ended June 30, 2008, compared to 88% of revenues for the three and six months ended June 30, 2007.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

9 of 20

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenues
Insurance company operation	$10,269,661	$11,164,394	$20,912,437	$22,505,523

Other insurance operations	4,234,233	4,762,084	8,750,462	9,354,384
Intersegment eliminations (1)	(2,681,500)	(3,227,440)	(5,572,385)	(6,263,817)
Total other insurance operations	1,552,733	1,534,644	3,178,077	3,090,567

Total revenues	$11,822,394	$12,699,038	$24,090,514	$25,596,090

Income (Loss) Before Income Taxes
Insurance company operation	$1,904,906	$3,167,960	$3,910,083	$6,095,011
Other insurance operations	(738,720)	(655,974)	(1,297,596)	(1,006,587)
Total income before income taxes	$1,166,186	$2,511,986	$2,612,487	$5,088,424

	As of
	June 30	December 31
	2008	2007
Assets
Insurance company operation	$169,159,355	$177,278,243
Intersegment eliminations (2)	(1,449,219)	(1,537,590)
Total insurance company operation	167,710,136	175,740,653
Other insurance operations	17,628,590	18,035,208
Total assets	$185,338,726	$193,775,861

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

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

The Company’s fixed maturities investments are all classified within level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  Fair value measurements are not adjusted for transaction costs.  The Company’s fixed maturities investments are at fair value and are reflected in the consolidated balance sheets on a trade-date basis.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.

10 of 20

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

The Company had a net income of $780,960 for the three months ended June 30, 2008, compared to net income of $1,665,972 for the three months ended June 30, 2007, a decrease in net income of  $885,012 (53%).  For the six months ended June 30, 2008, the Company had a net income of $1,740,950 compared to a net income of $3,388,271 for the six months ended June 30, 2007, a decrease in net income of $1,647,321 (49%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks.  It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operation, and investment income from cash generated primarily from the insurance operation.  The insurance company operation generated approximately 87% of consolidated revenues for the three and six months ended June 30, 2008, compared to 88% of revenues for the three and six months ended June 30, 2007.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry, and offer a broader line of insurance products than the Company.  Crusader is primarily writing Commercial Multiple Peril business in the state of California.  Crusader’s A.M. Best Company rating is B++ (Good).   On January 15, 2008, A.M. Best Company upgraded Crusader’s rating outlook from stable to positive.

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

Premium written before reinsurance decreased $2,021,675 (17%) to $9,932,940 for the three months ended June 30, 2008, compared to $11,954,615 for the three months ended June 30, 2007.  Premium written before reinsurance decreased $2,371,094 (11%) to $19,884,153 for the six months ended June 30, 2008, compared to $22,255,247 for the six months ended June 30, 2007.  A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known.  That is, when pricing its products, the Company must forecast the ultimate claim and loss adjustment costs.  In addition, factors such as changes in regulations and legal environment, among other things, can all impact the accuracy of such cost.  The decrease in written premium before reinsurance which began in 2005 and has continued through the three and six months ended June 30, 2008, is primarily due to a loss of customers attributable to the fact that the insurance marketplace continues to be intensely competitive.  There are more insurers competing for the same customers.  Many of those competitors price their insurance at rates that Crusader believes are inadequate to support any profit.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

11 of 20

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Net premium earned	$8,580,996	$9,483,545	$(902,549)	$17,505,762	$19,192,743	$(1,686,981)

Less:
Losses and loss adjustment expenses	6,080,589	5,484,106	596,483	12,276,295	11,418,076	858,219
Policy acquisition costs	2,077,190	2,305,015	(227,825)	4,158,161	4,300,595	(142,434)
Total	8,157,779	7,789,121	368,658	16,434,456	15,718,671	715,785

Underwriting Profit (Before Income Taxes)	$423,217	$1,694,424	$(1,271,207)	$1,071,306	$3,474,072	$(2,402,766)

The reduction in the underwriting profit (before income tax) for the three and six months ended June 30, 2008, compared to the prior year periods, as shown in the above table, are primarily the result of a decrease in net premium earned and an increase in losses and loss adjustment expenses.

Losses and loss adjustment expenses were 71% of net premium earned for the three months ended June 30, 2008, compared to 58% of net premium earned for the three months ended June 30, 2007.  Losses and loss adjustment expenses were 70% of net premium earned for the six months ended June 30, 2008, compared to 59% of net premium earned for the six months ended June 30, 2007.  The increase in losses and loss adjustment expenses as compared to the prior year periods is due to both an increase in the current accident year losses and loss adjustment expenses incurred primarily from an unexpected increase in property claims and a decrease in favorable development of prior accident years’ losses and loss adjustment expenses primarily from higher casualty claims from accident year 2007.  Accident year 2008 losses and loss adjustment expenses incurred were approximately 74% of net premium earned for the three and six months ended June 30, 2008, respectively.  Accident year 2007 losses and loss adjustment expenses incurred were approximately 70% of net premium earned for the three and six months ended June 30, 2007.  Favorable development of all prior accident years’ losses and loss adjustment expenses for the three and six months ended June 30, 2008, were $297,974 and $656,747, respectively.  Favorable development of all prior accident years’ losses and loss adjustment expenses for the three and six months ended June 30, 2007, were $1,133,407 and $1,973,766, respectively.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income.  Excluding investment and other income, these operations accounted for approximately 13% of total revenues for the three and six months ended June 30, 2008, and 12% of total revenues for the three and six months ended June 30, 2007.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $145.1 million (at amortized cost) at June 30, 2008, compared to $147.3 million (at amortized cost) at December 31, 2007.  Investment income decreased $204,365 (12%) and $242,166 (7%) for the three and six months ended June 30, 2008, as compared to prior year periods, respectively.  The decrease in investment income is primarily a result of the decrease in the Company’s annualized weighted average investment yield to 4.1% and 4.3% in the three and six months ended June 30, 2008, respectively, from 4.6% in the three and six months ended June 30, 2007.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

12 of 20

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  As of June 30, 2008, the Company had cash and investments of $145,127,633 (at amortized cost) of which $142,475,384 (98%) were investments of Crusader.

As of June 30, 2008, the Company had invested $138,169,290 (at amortized cost) or 95% of its invested assets in fixed maturity obligations.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $138,169,290 (at amortized cost) include $15,000 (0.0%) of pre-refunded state and municipal tax-exempt bonds, $127,575,439 (92.3%) of U.S. treasury securities, $10,178,851 (7.5%) of industrial and miscellaneous securities, and $400,000 (0.2%) of long-term certificates of deposit.

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

The Company previously announced that its Board of Directors had authorized the repurchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company (see Note 4).  No shares were repurchased in the three and six months ended June 30, 2008.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $161,548, statutory deposits of $700,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three months and six months ended June 30, 2008, to the three months and six months ended June 30, 2007, unless otherwise indicated.

The Company had a net income of $780,960 for the three months ended June 30, 2008, compared to a net income of $1,665,972 for the three months ended June 30, 2007, a decrease of $885,012 (53%).  For the six months ended June 30, 2008, the Company had a net income of $1,740,950 compared to a net income of $3,388,271 for the six months ended June 30, 2007, a decrease of $1,647,321 (49%).  Total revenues decreased $876,644 (7%) to $11,822,394 for the three months and $1,505,576 (6%) to $24,090,514 for the six months ended June 30, 2008, compared to total revenues of $12,699,038 for the three months and $25,596,090 for the six months ended June 30, 2007.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Direct written premium reported on the Company’s statutory statement decreased $2,021,675 (17%) and $2,371,094 (11%), to $9,932,940 and $19,884,153 for the three and six months ended June 30, 2008, compared to $11,954,615 and $22,255,247 for the three and six months ended June 30, 2007.

13 of 20

The decrease in written premium in the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, was primarily the result of a loss of customers attributable to the intense competition in the property and casualty market.  The insurance marketplace has become more competitive as more insurers are competing for the same customers.  Many of those competitors price their insurance at rates that Crusader believes are inadequate to support any profit.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.  During 2008, Crusader began to introduce many product changes such as to its rates, eligibility guidelines, rules and coverage forms.  Improved service to retail brokers is primarily focused upon transacting business through the internet, as well as providing more options to make the brokers’ time more efficiently spent with us (i.e., as opposed to spending time with our competitors).  In an effort to increase sales, the Company employs two full-time marketing representatives.  Those representatives are charged with the responsibility of identifying product development opportunities, promoting the company and its products to the insurance brokerage community, and they are charged with the duty to appoint retail agents so as to introduce the Crusader brand at the consumer’s level of distribution (i.e., retail).  Crusader plans to have approximately twelve retail agents appointed by the end of year 2008, and approximately twenty-four by the end of year 2009.  Presently it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by the Company.

Premium earned before reinsurance decreased $1,586,626 (13%) to $10,805,540 for the three months and $3,180,013 (13%) to $21,952,486 for the six months ended June 30, 2008, compared to $12,392,166 for the three months and $25,132,499 for the six months ended June 30, 2007.  The Company writes annual policies and, therefore, earns written premium over the one-year policy term.  The decrease in earned premium is a direct result of the related decrease in written premium as previously discussed.

Premium ceded decreased $684,077 (24%) to $2,224,544 for the three months and $1,493,032 (25%) to $4,446,724 for the six months ended June 30, 2008, compared to ceded premium of $2,908,621 in the three months and $5,939,756 for the six months ended June 30, 2007.  The decrease in premium ceded is primarily a result of a decrease in direct premium earned, and a decrease in the rate charged by Crusader’s reinsurers.  The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of June 30, 2008, all such ceded contracts are accounted for as risk transfer reinsurance.  The earned premium ceded consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.  Prior to January 1, 1998, the Company’s reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged.  That provisionally rated treaty was cancelled on a runoff basis in 1997.  Direct earned premium, earned ceded premium, and ceding commission are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Direct earned premium	$10,805,540	$12,392,166	$(1,586,626)	$21,952,486	$25,132,499	$(3,180,013)
Earned ceded premium:
Excluding provisionally rated ceded premium	2,230,629	2,943,123	(712,494)	4,526,560	5,969,112	(1,442,552)
Provisionally rated ceded premium	(6,085)	(34,502)	28,417	(79,836)	(29,356)	(50,480)
Total earned ceded premium	2,224,544	2,908,621	(684,077)	4,446,724	5,939,756	(1,493,032)

Ceding commission	(668,240)	(902,973)	234,733	(1,357,643)	(1,831,546)	473,903

Total earned ceded premium net of ceding commission	$1,556,304	$2,005,648	$(449,344)	$3,089,081	$4,108,210	$(1,019,129)

14 of 20

Total earned ceded premium excluding provisionally rated ceded premium was approximately 21% of direct earned premium in the three and six months ended June 30, 2008, and 24% of direct earned premium in the three and six months ended June 30, 2007.  There was no significant change in the ceding commission rate.

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

The 2008 and 2007 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  In March 2007, the Company received an advance of $1 million from its reinsurer, and in February 2008, the Company received an additional $2,419,940 to be applied against future contingent commission earned, if any.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of June 30, 2008, the Company recorded $2,879,607 of these payments as an advance from its reinsurer and it is included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  Thus, the Company has recognized $540,333 of contingent commission, of which $196,195 was recognized in the three months ended June 30, 2008 and $286,778 was recognized in the six months ended June 30, 2008.

Investment income, excluding realized investment gains, decreased $204,365 (12%) to $1,496,749 for the three months ended June 30, 2008, compared to investment income of $1,701,114 for the three months ended June 30, 2007.  Investment income, excluding realized investment gains, decreased $242,166 (7%) to $3,119,263 for the six months ended June 30, 2008, compared to investment income of $3,361,429 for the six months ended June 30, 2007.  The decrease in investment income in the current periods as compared to the prior year periods is a result of a decrease in the Company’s annualized yield on average invested assets to 4.1% for the three months and 4.3% for the six months ended June 30, 2008, from 4.6% for the three and six months ended June 30, 2007.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Average Invested Assets*	$147,096,706	$146,915,430	$146,222,505	$147,105,884
Total Investment Income	$1,496,749	$1,701,114	$3,119,263	$3,361,429
Annualized Yield on Average Invested Assets	4.1%	4.6%	4.3%	4.6%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at June 30, 2008, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

15 of 20

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2008	$35,825,000	$35,885,620	$36,052,343	4.1%
December 31, 2009	32,700,000	32,731,574	33,379,606	4.8%
December 31, 2010	24,200,000	24,250,337	24,121,731	2.3%
December 31, 2011	7,250,000	7,237,248	7,591,953	4.6%
December 31, 2012	38,000,000	37,960,659	39,702,575	4.4%
December 31, 2013	100,000	103,852	101,438	2.7%
Total	$138,075,000	$138,169,290	$140,949,646	4.1%

The weighted average maturity of the Company’s fixed maturity investments was 1.9 years as of June 30, 2008, compared to 1.5 years as of June 30, 2007.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of June 30, 2008, the Company held fixed maturity investments with unrealized appreciation of $2,940,182 and fixed maturity investments with unrealized depreciation of $159,826.  The Company monitors its investments closely.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.  The Company has concluded that the gross unrealized losses of $159,826 as of June 30, 2008, were temporary in nature.  However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes all fixed maturities in an unrealized loss position at June 30, 2008, and the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

	Market	Gross
	Value	Unrealized Loss

0-6 months	$15,499,575	$159,826
7-12 months	-	-
Over 12 months	-	-
Total	$15,499,575	$159,826

As of June 30, 2008, the fixed maturity investments with a gross unrealized loss are for a continuous period of 0 to 6 months and consisted of U.S. treasury securities and investment grade fixed maturity industrial securities.

Gross commissions and fees increased $66,572 (5%) to $1,415,393 for the three months and $171,859 (6%) to $2,886,757 for the six months ended June 30, 2008, compared to commissions and fees of $1,348,821 for the three months and $2,714,898 for the six months ended June 30, 2007.  The increase in gross commission and fee income is primarily due to increased commission income in the health insurance program.  The increase in gross commissions and fee income for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, is as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Policy fee income	$564,162	$633,094	$(68,932)	$1,143,020	$1,282,733	$(139,713)
Health insurance program	686,419	547,818	138,601	1,358,877	1,048,861	310,016
Membership and fee income	76,132	76,932	(800)	153,049	154,076	(1,027)
Other commission and fee income	6,165	6,010	155	7,162	12,946	(5,784)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	82,515	84,967	(2,452)	166,056	169,743	(3,687)
Contingent commission	-	-	-	58,593	46,539	12,054
Total	$1,415,393	$1,348,821	$66,572	$2,886,757	$2,714,898	$171,859

16 of 20

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Unifax also receives policy fee income that is directly related to the Crusader policies it sells.  Policy fees are earned ratably over the life of the related insurance policy.  The unearned portion of the policy fee is recorded as a liability on the balance sheet under Accrued Expenses and Other Liabilities.  Policy fee income decreased $68,932 (11%) and $139,713 (11%) for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007.  The decrease in policy fee income is a result of a decrease in the number of policies issued during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income in this program increased $138,601 (25%) and $310,016 (30%) for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007.  The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  Beginning April 1, 2008, these plans are being actively marketed by AIB and other agencies throughout California.  All CIGNA small group insurance policyholders in California are members of AAQHC

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is an administrator for CIGNA HealthCare and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association.  For these services, AAQHC receives membership and fee income from its members.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc., a wholly owned subsidiary of the Company.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $2,452 (3%) and $3,687 (2%) for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007.

Losses and loss adjustment expenses were 71% of net premium earned for the three months ended June 30, 2008, compared to 58% of net premium earned for the three months ended June 30, 2007.  Losses and loss adjustment expenses were 70% of net premium earned for the six months ended June 30, 2008, compared to 59% of net premium earned for the six months ended June 30, 2007.  The increase in losses and loss adjustment expenses as compared to the prior year periods is due to both an increase in the current accident year losses and loss adjustment expenses incurred primarily from an unexpected increase in property claims and a decrease in favorable development of prior accident years’ losses and loss adjustment expenses primarily from higher casualty claims from accident year 2007.  Accident year 2008 losses and loss adjustment expenses incurred were approximately 74% of net premium earned for the three and six months ended June 30, 2008, respectively.  Accident year 2007 losses and loss adjustment expenses incurred were approximately 70% of net premium earned for the three and six months ended June 30, 2007.  Favorable development of all prior accident years’ losses and loss adjustment expenses for the three and six months ended June 30, 2008, were $297,974 and $656,747, respectively.  Favorable development of all prior accident years’ losses and loss adjustment expenses for the three and six months ended June 30, 2007, were $1,133,407 and $1,973,766, respectively.

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

17 of 20

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  These costs were approximately 24% of net premium earned for the three and six months ended June 30, 2008.  Policy acquisition costs were approximately 24% and 22% of net premium earned for the three and six months ended June 30, 2007, respectively.

Salaries and employee benefits decreased $64,745 (4%) to $1,398,398 for the three months and $49,214 (2%) to $2,835,437 for the six months ended June 30, 2008, compared to salary and employee benefits of $1,463,143 for the three months and $2,884,651 for the six months ended June 30, 2007.

Commissions to agents/brokers increased $81,969 (35%) to $318,161 for the three months and $199,155 (45%) to $639,652 for the six months ended June 30, 2008, compared to commission expense of $236,192 for the three months and $440,497 for the six months ended June 30, 2007.  The increase is primarily the result of the increase in written premium in the health insurance program and is related to the increase in commission income from that program.

Other operating expenses increased $83,274 (12%) to $781,870 for the three months and $104,635 (7%) to $1,568,482 for the six months ended June 30, 2008, compared to $698,596 for the three months and $1,463,847 for the six months ended June 30, 2007.

Income tax provision was an expense of $385,226 (33% of pre-tax income) for the three months and $871,537 (33% of pre-tax income) for the six months ended June 30, 2008, compared to an income tax expense of $846,014 (34% of pre-tax income) in the three months and an income tax expense of $1,700,153 (33% of pre-tax income) for the six months ended June 30, 2007.  This change was primarily due to a pre-tax income of $1,166,186 in the three months and $2,612,487 in the six months ended June 30, 2008, compared to pre-tax income of $2,511,986 in the three months and a pre-tax income of $5,088,424 in the six months ended June 30, 2007.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2008, and the three and six months ended June 30, 2007, was not significant.

18 of 20

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

The Company’s invested assets consist of the following:

	June 30 2008	December 31 2007	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$137,769,290	$139,592,208	$(1,822,918)
Short-term cash investments (at cost)	6,927,353	7,356,159	(428,806)
Certificates of deposit (over 1 year, at cost)	400,000	400,000	-
Total invested assets	$145,096,643	$147,348,367	$(2,251,724)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008, (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

(a)	On May 22, 2008, the Company held its Annual Meeting of Stockholders.
(b)
Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to nominees of the Board of Directors as listed in the Proxy Statement and all such nominees were elected.

19 of 20

(c)
At the meeting, the following persons were elected by the vote indicated as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.  There were no broker non-votes.

Name	For	Withheld

Erwin Cheldin	4,180,997	1,175,804
Cary L. Cheldin	4,150,937	1,205,864
Lester A. Aaron	4,147,415	1,209,386
George C. Gilpatrick	4,169,597	1,187,204
Terry L. Kinigstein	4,169,297	1,187,504
Jon P. Kocourek	5,234,260	122,541
David A. Lewis	5,229,888	126,913
Warren D. Orloff	5,233,410	123,391
Donald B. Urfrig	5,234,410	122,391

ITEM 6 - EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

                                                                          Date:  August 12, 2008                By:   /s/ ERWIN CHELDIN
                                                        Erwin Cheldin
                                                        Chairman of the Board, President and Chief
                                                        Executive Officer, (Principal Executive Officer)

                                                                          Date:  August 12, 2008               By:    /s/ LESTER A. AARON
                                                         Lester A. Aaron
                                                        Treasurer, Chief Financial Officer, (Principal
                                                        Accounting and Principal Financial Officer)

20 of 20

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