Form 10-Q
period 2008-09-30
UNICO AMERICAN CORP
filed 2008-11-12
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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

Yes    No  X

5,583,331

Number of shares of common stock outstanding as of November 12, 2008

1 of 21

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2008	2007
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: September 30, 2008 $140,849,488; December 31, 2007 $139,992,208)	$144,765,728	$142,895,472
Short-term investments, at cost	5,097,351	7,356,159
Total Investments	149,863,079	150,251,631
Cash	24,962	108,864
Accrued investment income	1,181,251	1,554,741
Premiums and notes receivable, net	5,151,075	5,066,646
Reinsurance recoverable:
Paid losses and loss adjustment expenses	1,281,276	318,186
Unpaid losses and loss adjustment expenses	20,638,231	28,425,424
Deferred policy acquisition costs	5,322,049	5,722,847
Property and equipment (net of accumulated depreciation)	403,533	557,234
Deferred income taxes	316,408	686,910
Other assets	530,643	1,083,378
Total Assets	$184,712,507	$193,775,861

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$82,524,478	$94,730,711
Unearned premiums	20,495,916	22,742,612
Advance premium and premium deposits	1,599,458	2,159,290
Income taxes payable	241,906	-
Accrued expenses and other liabilities	6,991,287	5,040,145
Total Liabilities	$111,853,045	$124,672,758

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,613,808 at
September 30, 2008, and 5,625,308 at December 31, 2007	$3,588,507	$3,594,207
Accumulated other comprehensive income	2,584,718	1,916,154
Retained earnings	66,686,237	63,592,742
Total Stockholders’ Equity	$72,859,462	$69,103,103

Total Liabilities and Stockholders' Equity	$184,712,507	$193,775,861

See notes to unaudited consolidated financial statements.

2 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
REVENUES
Insurance Company Revenues
Premium earned	$10,566,831	$12,053,155	$32,519,317	$37,185,654
Premium ceded	2,199,769	2,853,754	6,646,493	8,793,510
Net premium earned	8,367,062	9,199,401	25,872,824	28,392,144
Net investment income	1,415,072	1,716,618	4,493,258	4,999,898
Net realized investment gains	-	-	6,306	-
Other income	209,242	27,740	531,425	57,240
Total Insurance Company Revenues	9,991,376	10,943,759	30,903,813	33,449,282

Other Revenues from Insurance Operations
Gross commissions and fees	1,412,911	1,381,203	4,299,668	4,096,100
Investment income	10,319	36,993	51,396	115,142
Finance charges and fees	110,255	133,463	353,787	424,487
Other income	4,271	3,298	10,982	9,794
Total Revenues	11,529,132	12,498,716	35,619,646	38,094,805

EXPENSES
Losses and loss adjustment expenses	4,750,265	5,685,253	17,026,560	17,103,329
Policy acquisition costs	2,055,828	2,096,113	6,213,989	6,396,708
Salaries and employee benefits	1,493,937	1,431,967	4,329,374	4,316,618
Commissions to agents/brokers	320,334	266,661	959,986	707,158
Other operating expenses	716,478	827,958	2,284,960	2,291,805
Total Expenses	9,336,842	10,307,952	30,814,869	30,815,618

Income Before Taxes	2,192,290	2,190,764	4,804,777	7,279,187
Income tax provision	746,950	644,325	1,618,487	2,344,478
Net Income	$1,445,340	$1,546,439	$3,186,290	$4,934,709

PER SHARE DATA:
Basic
Earnings Per Share	$0.26	$0.27	$0.57	$0.88
Weighted Average Shares	5,624,188	5,624,724	5,624,935	5,610,274
Diluted
Earnings Per Share	$0.26	$0.27	$0.56	$0.87
Weighted Average Shares	5,664,525	5,686,097	5,667,509	5,682,751

See notes to unaudited consolidated financial statements.

3 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net Income	$1,445,340	$1,546,439	$3,186,290	$4,934,709
Other changes in comprehensive income, net of tax:
Unrealized gains on securities classified as available-for-sale arising during the period	749,683	1,021,881	668,564	963,551
Comprehensive Income	$2,195,023	$2,568,320	$3,854,854	$5,898,260

See notes to unaudited consolidated financial statements.

4 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30
	2008	2007
Cash Flows from Operating Activities:
Net Income	$3,186,290	$4,934,709
Adjustments to reconcile net income to net cash from operations
Depreciation	158,955	182,317
Bond amortization, net	194,293	(44,746)
Net realized investment gains	(6,306)	-
Changes in assets and liabilities
Premium, notes, and investment income receivable	289,061	365,821
Reinsurance recoverable	6,824,103	(2,390,503)
Deferred policy acquisitions costs	400,798	578,421
Other assets	153,953	(42,320)
Reserve for unpaid losses and loss adjustment expenses	(12,206,233)	(492,115)
Unearned premium reserve	(2,246,696)	(3,309,743)
Funds held as security and advanced premiums	(559,832)	694,160
Accrued expenses and other liabilities	1,951,142	764,152
Tax benefit from disqualified incentive stock options	-	(129,402)
Income taxes current/deferred	666,778	(1,865,761)
Net Cash (Used in) Operations	(1,193,694)	(755,010)

Investing Activities
Purchase of fixed maturity investments	(61,561,017)	(44,609,678)
Proceeds from maturity of fixed maturity investments	60,010,000	45,700,000
Proceeds from sale of fixed maturity investments	505,750	-
Net decrease (increase) in short-term investments	2,258,808	(524,800)
Additions to property and equipment	(5,254)	(82,014)
Net Cash Provided by Investing Activities	1,208,287	483,508

Financing Activities
Proceeds from exercise of stock options	-	301,025
Tax benefit from disqualified incentive stock options	-	129,402
Repurchase of common stock	(98,495)	(115,261)
Net Cash (Used in) Provided by Financing Activities	(98,495)	315,166

Net (decrease) increase in cash	(83,902)	43,664
Cash at beginning of period	108,864	34,535
Cash at End of Period	$24,962	$78,199

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$950,240	$4,200,701

See notes to unaudited consolidated financial statements.

5 of 21

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 2 - IMMATERIAL CORRECTION TO PREVIOUSLY REPORTED AMOUNTS

During the first quarter of 2008, the Company identified an error associated with the Company’s policy fee income. The error arose from the recognition of non-refundable policy fee income at policy inception rather than over the policy term in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

The Company made an assessment of the materiality of this item on the Company’s historical financial statements in accordance with SAB No. 99, “Materiality,” and concluded that the error was immaterial to all periods.  The Company also concluded that had the error been adjusted when it was identified within the first quarter of 2008, the impact of such an adjustment would have been material to its first quarter 2008 financial statements and was expected to be material to its full year 2008 financial statements.

Accordingly, in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the December 31, 2007, balance sheet, and the consolidated statements of operations, comprehensive income, and cash flows for the three and nine months ended September 30, 2007, herein have been revised to correct the immaterial error and to reflect the corrected balances as of that date.

6 of 21

The line items in the financial statements that are impacted by this error are detailed in the table below.

	Consolidated Balance Sheet For the year ended December 31, 2007
	As previously reported	Correction	As corrected

Deferred income taxes	$295,026	$391,884	$686,910
Accrued expenses and other liabilities	$3,887,546	$1,152,599	$5,040,145
Retained earnings	$64,353,457	$(760,715)	$63,592,742

	Consolidated Statement of Operation For the three months ended September 30, 2007			Consolidated Statement of Operation For the nine months ended September 30, 2007
	As previously reported	Correction	As corrected	As previously reported	Correction	As corrected

Gross commission and fees	$1,362,736	$18,467	$1,381,203	$3,966,485	$129,615	$4,096,100
Total revenues	$12,480,249	$18,467	$12,498,716	$37,965,190	$129,615	$38,094,805
Income before taxes	$2,172,297	$18,467	$2,190,764	$7,149,572	$129,615	$7,279,187
Income tax provision	$638,046	$6,279	$644,325	$2,300,409	$44,069	$2,344,478
Net income	$1,534,251	$12,188	$1,546,439	$4,849,163	$85,546	$4,934,709

	Statement of Comprehensive Income For the three months ended September 30, 2007			Statement of Comprehensive Income For the nine months ended September 30, 2007
	As previously reported	Correction	As corrected	As previously reported	Correction	As corrected

Net income	$1,534,251	$12,188	$1,546,439	$4,849,163	$85,546	$4,934,709
Comprehensive income	$2,556,132	$12,188	$2,568,320	$5,812,714	$85,546	$5,898,260

	Consolidated Statement of Cash Flow For the nine months ended September 30, 2007
	As previously reported	Correction	As corrected

Net income	$4,849,163	$85,546	$4,934,709
Accrued expenses and other liabilities	$893,767	$(129,615)	$764,152
Income taxes current/deferred	$(1,909,830)	$44,069	$(1,865,761)

NOTE 3 - STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method.  Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

There were no options granted on or after January 1, 2006, and there were no unvested options as of January 1, 2006, on adoption of SFAS 123R.  As a result, there was no share-based compensation expenses recorded for the three and nine months ended September 30, 2008 and 2007.

7 of 21

NOTE 4 - PURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

The Company previously announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company.  The program has no expiration date and may be terminated by the Board of Directors at any time.  During the three and nine months ended September 30, 2008, the Company purchased 11,599 shares of the Company’s common stock at a cost of $98,495 of which $5,700 was allocated to capital and $92,795 was allocated to retained earnings.  As of September 30, 2008, the Company had purchased under the Board of Directors’ authorization an aggregate of 890,040 shares of its common stock at a cost of $5,731,222.  During the month of October, 2008, the Company purchased an additional 30,477 shares of its common stock at a total cost of $250,138.  The Company has or will retire all stock purchased.

NOTE 5 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Basic Earnings Per Share
Net income numerator	$1,445,340	$1,546,439	$3,186,290	$4,934,709

Weighted average shares outstanding denominator	5,624,188	5,624,724	5,624,935	5,610,274

Basic Earnings Per Share	$0.26	$0.27	$0.57	$0.88

Diluted Earnings Per Share
Net income numerator	$1,445,340	$1,546,439	$3,186,290	$4,934,709

Weighted average shares outstanding	5,624,188	5,624,724	5,624,935	5,610,274
Effect of diluted securities	40,337	61,373	42,574	72,477
Diluted shares outstanding denominator	5,664,525	5,686,097	5,667,509	5,682,751

Diluted Earnings Per Share	$0.26	$0.27	$0.56	$0.87

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (GAAP hierarchy).  The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. SFAS No. 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  The main objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 as of the beginning of 2008 by not electing the fair value option for any of its financial assets or liabilities.

8 of 21

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (SFAS 141R), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), were issued.  SFAS 141R replaces FASB Statement No. 141, “Business Combinations.”  SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination.  SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements.  SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  The Company will adopt SFAS 141R and SFAS 160 for any business combinations initiated after December 31, 2008.

There were no other accounting standards issued during 2008 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 7 - ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company and its subsidiaries file federal and state income tax returns.  Management does not believe that the ultimate outcome of any future examinations of open tax years will have a material impact on the Company’s results of operations.  Tax years that remain subject to examination by major taxing jurisdictions are 2004 through 2007 for federal income taxes and 2003 through 2007 for California state income taxes.  On April 30, 2008, the Company was notified by the Internal Revenue Service that the Company’s consolidated federal income tax return on Form 1120 for the tax year ended December 31, 2006, was selected for examination.  On October 28, 2008, the Company was verbally notified by the Internal Revenue Service that its Form 1120 for the tax year ended December 31, 2006, was accepted with no change.  Written notification is expected to take approximately one month.  As of the date of this report, it has not yet been received.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation became effective January 1, 2007.  The Company had no unrecognized tax benefits and recognized no additional liability or reduction in deferred tax assets as a result of the adoption of FIN 48 effective January 1, 2007.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.  As of September 30, 2008, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.

NOTE 8 - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information,” became effective for fiscal years effective after December 15, 1997.  SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements.  The Company has adopted SFAS No. 131 and has identified its insurance company operation, Crusader Insurance Company (Crusader), as its primary reporting segment.  Revenues from this segment comprised 87% of consolidated revenues for the three and nine months ended September 30, 2008, compared to 88% of revenues for the three and nine months ended September 30, 2007.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

9 of 21

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Revenues
Insurance company operation	$9,991,376	$10,943,759	$30,903,813	$33,449,282

Other insurance operations	4,419,131	4,706,130	13,169,590	14,060,513
Intersegment eliminations (1)	(2,881,375)	(3,151,173)	(8,453,757)	(9,414,990)
Total other insurance operations	1,537,756	1,554,957	4,715,833	4,645,523

Total Revenues	$11,529,132	$12,498,716	$35,619,646	$38,094,805

Income (Loss) Before Income Taxes
Insurance company operation	$2,701,615	$2,618,111	$6,611,699	$8,842,737
Other insurance operations	(509,325)	(427,347)	(1,806,922)	(1,563,550)
Total income before income taxes	$2,192,290	$2,190,764	$4,804,777	$7,279,187

	As of
	September 30	December 31
	2008	2007
Assets
Insurance company operation	$170,520,181	$177,278,243
Intersegment eliminations (2)	(1,665,061)	(1,537,590)
Total insurance company operation	168,855,120	175,740,653
Other insurance operations	15,857,387	18,035,208
Total assets	$184,712,507	$193,775,861

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

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

10 of 21

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

The Company had a net income of $1,445,340 for the three months ended September 30, 2008, compared to net income of $1,546,439 for the three months ended September 30, 2007, a decrease in net income of  $101,099 (7%).  For the nine months ended September 30, 2008, the Company had a net income of $3,186,290 compared to a net income of $4,934,709 for the nine months ended September 30, 2007, a decrease in net income of $1,748,419 (35%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks.  It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's consolidated financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operation, and investment income from cash generated primarily from the insurance operation.  The insurance company operation generated approximately 87% of consolidated revenues for the three and nine months ended September 30, 2008, compared to 88% of revenues for the three and nine months ended September 30, 2007.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

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

Premium written before reinsurance decreased $1,232,195 (11%) to $10,388,469 for the three months ended September 30, 2008, compared to $11,620,664 for the three months ended September 30, 2007.  Premium written before reinsurance decreased $3,603,290 (11%) to $30,272,621 for the nine months ended September 30, 2008, compared to $33,875,911 for the nine months ended September 30, 2007.  A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known.  That is, when pricing its products, the Company must forecast the ultimate claim and loss adjustment costs.  In addition, factors such as changes in regulations and legal environment, among other things, can all impact the accuracy of such cost.  The decrease in written premium before reinsurance which began in 2005 and has continued through the three and nine month periods ended September 30, 2008, was primarily due to a loss of customers attributable to the fact that the insurance marketplace continues to be intensely competitive.  There are more insurers competing for the same customers.  Many of those competitors price their insurance products at rates that Crusader believes are inadequate to support an underwriting profit.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

11 of 21

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Net premium earned	$8,367,062	$9,199,401	$(832,339)	$25,872,824	$28,392,144	$(2,519,320)

Less:
Losses and loss adjustment expenses	4,750,265	5,685,253	(934,988)	17,026,560	17,103,329	(76,769)
Policy acquisition costs	2,055,828	2,096,113	(40,285)	6,213,989	6,396,708	(182,719)
Total	6,806,093	7,781,366	(975,273)	23,240,549	23,500,037	(259,488)

Underwriting Profit (Before Income Taxes)	$1,560,969	$1,418,035	$142,934	$2,632,275	$4,892,107	$(2,259,832)

Underwriting profit (before income tax) for the three months ended September 30, 2008, increased slightly compared to the prior year period, primarily as a result of a decrease in losses and loss adjustment expenses offset by a decrease in net premium earned.  The reduction in the underwriting profit (before income tax) of $2,259,832 for the nine months ended September 30, 2008, compared to the prior year period, was primarily a result of a decrease in net premium earned.

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Losses and loss adjustment expenses
Current accident year	$5,798,936	$6,796,662	$(997,726)	$18,731,978	$20,188,504	$(1,456,526)
Favorable development of all prior accident years	1,048,671	1,111,409	62,738	1,705,418	3,085,175	1,379,757
Total	$4,750,265	$5,685,253	$(934,988)	$17,026,560	$17,103,329	$(76,769)

Losses and loss adjustment expenses were 57% of net premium earned for the three months ended September 30, 2008, compared to 62% of net premium earned for the three months ended September 30, 2007.  Losses and loss adjustment expenses were 66% of net premium earned for the nine months ended September 30, 2008, compared to 60% of net premium earned for the nine months ended September 30, 2007.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income.  Excluding investment and other income, these operations accounted for approximately 13% of total revenues for the three and nine months ended September 30, 2008, and 12% of total revenues for the three and nine months ended September 30, 2007.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $145.9 million (at amortized cost) at September 30, 2008, compared to $147.3 million (at amortized cost) at December 31, 2007.  Investment income decreased $328,220 (19%) and $570,386 (11%) for the three and nine months ended September 30, 2008, as compared to prior year periods, respectively.  The decrease in investment income was primarily a result of the decrease in the Company’s annualized weighted average investment yield to 3.9% and 4.1% in the three and nine months ended September 30, 2008, respectively, from 4.8% and 4.6% in the three and nine months ended September 30, 2007, respectively.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

12 of 21

Liquidity and Capital Resources

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  As of September 30, 2008, the Company had cash and investments of $145,971,801 (at amortized cost) of which $142,619,772 (98%) were investments of Crusader.

As of September 30, 2008, the Company had invested $140,849,488 (at amortized cost) or 97% of its invested assets in fixed maturity obligations.  In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $140,849,488 (at amortized cost) includes $130,848,756 (92.9%) of U.S. treasury securities, $9,600,732 (6.8%) of industrial and miscellaneous securities, and $400,000 (0.3%) of long-term certificates of deposit.

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

The Company previously announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 945,000 shares of the common stock of the Company.  The program has no expiration date and may be terminated by the Board of Directors at any time.  During the three and nine months ended September 30, 2008, the Company purchased 11,599 shares of the Company’s common stock at a cost of $98,495 of which $5,700 was allocated to capital and $92,795 was allocated to retained earnings.  As of September 30, 2008, the Company had purchased under the Board of Directors’ authorization an aggregate of 890,040 shares of its common stock at a cost of $5,731,222.  During the month of October, 2008, the Company purchased an additional 30,477 shares of its common stock at a total cost of $250,138.  The Company has or will retire all stock purchased.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $200,808, statutory deposits of $700,000, and the dividend restriction between Crusader and Unico plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three months and nine months ended September 30, 2008, to the three months and nine months ended September 30, 2007, unless otherwise indicated.

13 of 21

The Company had a net income of $1,445,340 for the three months ended September 30, 2008, compared to net income of $1,546,439 for the three months ended September 30, 2007, a decrease in net income of  $101,099 (7%).  For the nine months ended September 30, 2008, the Company had a net income of $3,186,290 compared to a net income of $4,934,709 for the nine months ended September 30, 2007, a decrease in net income of $1,748,419 (35%).  Total revenues decreased $969,584 (8%) to $11,529,132 for the three months and $2,475,159 (6%) to $35,619,646 for the nine months ended September 30, 2008, compared to total revenues of $12,498,716 for the three months and $38,094,805 for the nine months ended September 30, 2007.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Direct written premium reported on the Company’s statutory statement decreased $1,232,195 (11%) and $3,603,290 (11%), to $10,388,469 and $30,272,621 for the three and nine months ended September 30, 2008, respectively, compared to $11,620,664 and $33,875,911 for the three and nine months ended September 30, 2007, respectively.

The decrease in written premium in the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, was primarily the result of a loss of customers attributable to the intense competition in the property and casualty market.  The insurance marketplace has become more competitive as more insurers are competing for the same customers.  Many of those competitors price their insurance at rates that Crusader believes are inadequate to support any profit.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents. During 2008, Crusader began to introduce many product changes such as to its rates, eligibility guidelines, rules and coverage forms.  Improved service to retail brokers is primarily focused upon transacting business through the internet, as well as providing more options to make the brokers’ time more efficiently spent with us (i.e., as opposed to spending time with our competitors).  In an effort to increase sales, as of September 30, 2008, the Company employed two full-time marketing representatives.  In October 2008, the Company hired a marketing manager, bringing the total number of employees dedicated exclusively to marketing to three.  Those representatives are charged with the responsibility of identifying product development opportunities, promoting the Company and its products to the insurance brokerage community, and with the duty to appoint retail agents so as to introduce the Crusader brand at the consumer’s level of distribution (i.e., retail).  Crusader plans to have approximately twelve retail agents appointed by the end of year 2008 and approximately twenty-four by the end of year 2009.  As of September 30, 2008, the Company appointed 7 retail agents, and has appointed an additional agent as of the date of this report.  Presently it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of his or her appointment by the Company.

Premium earned before reinsurance decreased $1,486,324 (12%) to $10,566,831 for the three months and $4,666,337 (13%) to $32,519,317 for the nine months ended September 30, 2008, compared to $12,053,155 for the three months and $37,185,654 for the nine months ended September 30, 2007.  The Company writes annual policies and, therefore, earns written premium over the one-year policy term.  The decrease in earned premium was a direct result of the related decrease in written premium as previously discussed.

Premium ceded decreased $653,985 (23%) to $2,199,769 for the three months and $2,147,017 (24%) to $6,646,493 for the nine months ended September 30, 2008, compared to ceded premium of $2,853,754 in the three months and $8,793,510 for the nine months ended September 30, 2007.  The decrease in premium ceded was primarily a result of a decrease in direct premium earned, and a decrease in the rate charged by Crusader’s reinsurers.  The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of September 30, 2008, all such ceded contracts are accounted for as risk transfer reinsurance.  The earned premium ceded consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.  Prior to January 1, 1998, the Company’s reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged.  That provisionally rated treaty was cancelled on a runoff basis in 1997.  Direct earned premium, earned ceded premium, and ceding commission are as follows:

14 of 21

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Direct earned premium	$10,566,831	$12,053,155	$(1,486,324)	$32,519,317	$37,185,654	$(4,666,337)
Earned ceded premium:
Excluding provisionally rated ceded premium	2,199,742	2,852,967	(653,225)	6,726,302	8,822,079	(2,095,777)
Provisionally rated ceded premium	27	787	(760)	(79,809)	(28,569)	(51,240)
Total Earned Ceded Premium	2,199,769	2,853,754	(653,985)	6,646,493	8,793,510	(2,147,017)

Ceding commission	(653,296)	(875,065)	221,769	(2,010,939)	(2,706,611)	695,672

Total Earned Ceded Premium Net of Ceding Commission	$1,546,473	$1,978,689	$(432,216)	$4,635,554	$6,086,899	$(1,451,345)

Total earned ceded premium excluding provisionally rated ceded premium was approximately 21% of direct earned premium in the three and nine months ended September 30, 2008, and 24% of direct earned premium in the three and nine months ended September 30, 2007.  There was no significant change in the ceding commission rate.

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

The 2008 and 2007 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  In March 2007, the Company received an advance of $1 million from its reinsurer, and in February 2008, the Company received an additional $2,419,940 to be applied against future contingent commission earned, if any.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of September 30, 2008, the Company recorded $2,695,022 of these payments as an advance from its reinsurer and it is included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  Thus, the Company has recognized $724,918 of contingent commission, of which $184,585 was recognized in the three months ended September 30, 2008 and $471,363 was recognized in the nine months ended September 30, 2008.

Investment income, excluding realized investment gains, decreased $328,220 (19%) to $1,425,391 for the three months ended September 30, 2008, compared to investment income of $1,753,611 for the three months ended September 30, 2007.  Investment income, excluding realized investment gains, decreased $570,386 (11%) to $4,544,654 for the nine months ended September 30, 2008, compared to investment income of $5,115,040 for the nine months ended September 30, 2007.  The decrease in investment income in the current periods as compared to the prior year periods was a result of a decrease in the Company’s annualized yield on average invested assets to 3.9% for the three months and 4.1% for the nine months ended September 30, 2008, from 4.8% for the three months and 4.6% for the nine months ended September 30, 2007.  The decrease in the annualized yield on average invested assets was a result of lower yields in the marketplace on both new and reinvested assets.

15 of 21

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Average Invested Assets*	$145,521,741	$146,845,497	$146,647,603	$147,051,948
Total Investment Income	$1,425,391	$1,753,611	$4,544,654	$5,115,040
Annualized Yield on Average Invested Assets	3.9%	4.8%	4.1%	4.6%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at September 30, 2008, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2008	$7,250,000	$7,257,244	$7,299,766	4.5%
December 31, 2009	42,700,000	42,949,460	43,514,793	4.1%
December 31, 2010	34,200,000	34,239,372	34,547,029	2.4%
December 31, 2011	9,250,000	9,349,034	9,846,953	4.1%
December 31, 2012	38,000,000	37,963,096	40,341,250	4.4%
December 31, 2013	9,100,000	9,091,282	9,215,937	3.3%
Total	$140,500,000	$140,849,488	$144,765,728	3.8%

The weighted average maturity of the Company’s fixed maturity investments was 2.2 years as of September 30, 2008, compared to 1.7 years as of September 30, 2007.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of September 30, 2008, the Company held fixed maturity investments with unrealized appreciation of $3,932,844 and fixed maturity investments with unrealized depreciation of $16,604.  The Company monitors its investments closely.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.  The Company has concluded that the gross unrealized losses of $16,604 as of September 30, 2008, were temporary in nature.  However, facts and circumstances may change which could result in a decline in market value considered to be other than temporary. The following table summarizes all fixed maturities in an unrealized loss position at September 30, 2008, and the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

	Market	Gross
	Value	Unrealized Loss

0-6 months	$7,586,433	$16,604
7-12 months	-	-
Over 12 months	-	-
Total	$7,586,433	$16,604

As of September 30, 2008, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of two U.S. treasury securities, with a total market value of $5,101,563, and two investment grade fixed maturity industrial securities with a total market value of $2,484,870.  There were no fixed maturity investments with a gross unrealized loss position for a continuous period of over 6 months.

16 of 21

Gross commissions and fees increased $31,708 (2%) to $1,412,911 for the three months and $203,568 (5%) to $4,299,668 for the nine months ended September 30, 2008, compared to commissions and fees of $1,381,203 for the three months and $4,096,100 for the nine months ended September 30, 2007.  The slight increase in gross commissions and fee income for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2008, is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Policy fee income	$554,774	$608,242	$(53,468)	$1,697,793	$1,890,974	$(193,181)
Health insurance program	690,870	607,921	82,949	2,049,747	1,656,781	392,966
Membership and fee income	74,499	78,386	(3,887)	227,548	232,462	(4,914)
Other commission and fee income	50	(1,338)	1,388	7,212	11,608	(4,396)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	92,718	87,992	4,726	258,775	257,736	1,039
Contingent commission	-	-	-	58,593	46,539	12,054
Total	$1,412,911	$1,381,203	$31,708	$4,299,668	$4,096,100	$203,568

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Unifax also receives policy fee income that is directly related to the Crusader policies it sells.  Policy fees are earned ratably over the life of the related insurance policy.  The unearned portion of the policy fee is recorded as a liability on the balance sheet under Accrued Expenses and Other Liabilities.  Policy fee income decreased $53,468 (9%) and $193,181 (10%) for the three and nine months ended September 30, 2008, respectively, compared to the was three and nine months ended September 30, 2007.  The decrease in policy fee income was a result of a decrease in the number of policies issued during the three and nine months ended September 30, 2008, as compared to the prior year periods.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income in this program increased $82,949 (14%) and $392,966 (24%) for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007.  The increase was primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  Beginning April 1, 2008, these plans are being actively marketed by AIB and other agencies throughout California.  All CIGNA small group insurance policyholders in California are members of AAQHC.

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

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc., a wholly owned subsidiary of the Company.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program (excluding contingent commission) increased $4,726 (5%) and $1,039 (0%) for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007.

Losses and loss adjustment expenses were 57% of net premium earned for the three months ended September 30, 2008, compared to 62% of net premium earned for the three months ended September 30, 2007.  Losses and loss adjustment expenses were 66% of net premium earned for the nine months ended September 30, 2008, compared to 60% of net premium earned for the nine months ended September 30, 2007.  The following table provides an analysis of the losses and loss adjustment expenses as follows:

17 of 21

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Losses and loss adjustment expenses
Current accident year	$5,798,936	$6,796,662	$(997,726)	$18,731,978	$20,188,504	$(1,456,526)
Favorable development of all prior accident years	1,048,671	1,111,409	62,738	1,705,418	3,085,175	1,379,757
Total	$4,750,265	$5,685,253	$(934,988)	$17,026,560	$17,103,329	$(76,769)

The Company‘s consolidated financial statements include estimated reserves for unpaid losses and loss adjustment expenses of the insurance company operation.  Management makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  The Company does not specifically identify reasonably likely scenarios other than utilizing management’s best estimate.  In addition to applying the various standard methods to the data, an extensive series of diagnostic tests of the resultant reserve estimates are applied to determine management’s best estimate of the unpaid claims liability.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss.  When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.  The accurate establishment of loss and loss adjustment expense reserves is a difficult process, as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed.  Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid.  Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.  At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company’s executive vice president, the Company’s chief financial officer, and an independent consulting actuary. The Company uses the loss ratio method to estimate ultimate claims costs on the current accident year.  The current accident year IBNR reserves are initially determined by multiplying earned premiums for the year by the expected loss and loss adjustment expense ratio, then subtracting the current accident year’s cumulative incurred (paid plus case reserves) to date.  This method is subject to adjustment based upon actual results incurred during the reporting period.  This initial IBNR reserve is adjusted as subsequent development of that accident year takes place.  The differences between actual and expected claims costs are typically not due to one specific factor, but a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors.  Because of these and other factors, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  These costs were approximately 25% and 24% of net premium earned for the three and nine months ended September 30, 2008, respectively.  Policy acquisition costs were approximately 23% of net premium earned for the three and nine months ended September 30, 2007, respectively.

18 of 21

Salaries and employee benefits increased $61,970 (4%) to $1,493,937 for the three months and increased $12,756 (0%) to $4,329,374 for the nine months ended September 30, 2008, compared to salary and employee benefits of $1,431,967 for the three months and $4,316,618 for the nine months ended September 30, 2007.

Commissions to agents/brokers increased $53,673 (20%) to $320,334 for the three months and $252,828 (36%) to $959,986 for the nine months ended September 30, 2008, compared to commission expense of $266,661 for the three months and $707,158 for the nine months ended September 30, 2007.  The increase was primarily the result of the increase in written premium in the health insurance program and was related to the increase in commission income from that program.

Other operating expenses decreased $111,480 (13%) to $716,478 for the three months and $6,845 (0%) to $2,284,960 for the nine months ended September 30, 2008, compared to $827,958 for the three months and $2,291,805 for the nine months ended September 30, 2007.

Income tax provision was an expense of $746,950 (34% of pre-tax income) for the three months and $1,618,487 (34% of pre-tax income) for the nine months ended September 30, 2008, compared to an income tax expense of $644,325 (29% of pre-tax income) in the three months and an income tax expense of $2,344,478 (32% of pre-tax income) for the nine months ended September 30, 2007.  This change was primarily due to a pre-tax income of $2,192,290 in the three months and $4,804,777 in the nine months ended September 30, 2008, compared to pre-tax income of $2,190,764 in the three months and a pre-tax income of $7,279,187 in the nine months ended September 30, 2007.

Other Information
The effect of inflation on net income of the Company during the three and nine months ended September 30, 2008, and the three and nine months ended September 30, 2007, was not significant.

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
The Company’s invested assets consist of the following:

	September 30 2008	December 31 2007	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$140,449,488	$139,592,208	$857,280
Short-term cash investments (at cost)	5,097,351	7,356,159	(2,258,808)
Certificates of deposit (over 1 year, at cost)	400,000	400,000	-
Total invested assets	$145,946,839	$147,348,367	$(1,401,528)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

19 of 21

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2008 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that have materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007, in response to Item 1A to Part I of Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended September 30, 2008, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2008 through July 30, 2008	-	-	-	66,559
August 1, 2008 through August 31, 2008	837	$8.38	837	65,722
September 1, 2008 through September 30, 2008	10,762	$8.50	10,762	54,960
Total	11,599	$8.49	11,599	54,960

(1)   In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market from time to time.  Thus, the Board of Directors authorized the purchase in the open market of up to an aggregate of 945,000 shares of the common stock of the Company.  The program has no expiration date and may be terminated by the Board of Directors at any time.  As of September 30, 2008, an aggregate of 890,040 shares of common stock had been purchased by the Company pursuant to this authorization. The Company has or will retire all stock purchased.

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

20 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNICO AMERICAN CORPORATION

                                                                          Date:  November 12, 2008       By:   /s/ ERWIN CHELDIN
                                                            Erwin Cheldin
                                                            Chairman of the Board, President and Chief
                                                            Executive Officer, (Principal Executive Officer)

                                                                          Date:  November 12, 2008               By:    /s/ LESTER A. AARON
                                                            Lester A. Aaron
                                                           Treasurer, Chief Financial Officer, (Principal
                                                           Accounting and Principal Financial Officer)

21 of 21

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