Form 10-K
period 2008-12-31
UNICO AMERICAN CORP
filed 2009-03-30
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008	Commission File No. 0-3978

UNICO AMERICAN CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23251 Mulholland Drive, Woodland Hills, California	91364
(Address of Principal Executive Offices)	(Zip Code)

 Registrant's telephone number, including area code:  (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

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

Large accelerated filer __   Accelerated filer __   Non-accelerated filer  ___ Smaller reporting company X
                                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No  X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2008, the last business day of Registrant’s most recently completed second fiscal quarter was $28,473,038.

5,567,627
Number of shares of common stock outstanding as of March 26, 2009

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2008, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof.  If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment, its insurance company operation, and all other revenues from insurance operations.  The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico’s property and casualty insurance company.  Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2008, December 31, 2007, and December 31, 2006, are as follows:

	Year ended December 31
	2008		2007		2006
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company revenues	$40,527,988	86.7%	$44,137,213	87.6%	$48,942,568	89.1%

Other revenues from insurance operations
Gross commissions and fees:
Health insurance program commission income	2,754,293	5.9%	2,320,161	4.9%	1,634,438	3.0%
Policy fee income	2,239,306	4.8%	2,482,006	4.7%	2,837,810	5.2%
Daily automobile rental insurance program: Commission	403,943	0.9%	390,659	0.8%	371,317	0.7%
Claim administration fees	-	-	-	-	4,035	-
Association operations membership and fee income	300,214	0.6%	309,712	0.6%	300,527	0.5%
Other commission and fee income	8,315	-	13,095	-	38,030	0.1%
Total gross commission and fee income	5,706,071	12.2%	5,515,633	11.0%	5,186,157	9.5%
Investment income	61,434	0.1%	152,002	0.3%	100,955	0.2%
Finance charges and fees earned	460,422	1.0%	553,997	1.1%	678,740	1.2%
Other income	13,529	-	14,050	-	7,786	-
Total other revenues from insurance operations	6,241,456	13.3%	6,235,682	12.4%	5,973,638	10.9%

Total revenues	$46,769,444	100.0%	$50,372,895	100.0%	$54,916,206	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader Insurance Company.  Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985.  Since 2004, all Crusader business was written in the state of California.  During the year ended December 31, 2008, 98% of Crusader’s business was commercial multiple peril policies.  Commercial multiple peril policies provide a combination of property and liability coverage for businesses.  Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage.  However, Crusader does not write earthquake coverage.  Commercial liability coverages insure against third party liability from accidents occurring on the insured’s premises or arising out of its operation.  In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risk on a mono-line basis.  As of December 31, 2008, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

The insurance marketplace continues to be intensely competitive as more insurers are competing for the same customers.  Many of Crusader’s competitors price their insurance at rates that the Company believes are inadequate to support any profit.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents. During 2008, Crusader began to introduce many product changes such as to its rates, eligibility guidelines, rules and coverage forms.  Improved service to retail brokers is primarily focused upon transacting business through the internet, as well as providing more options to make the brokers’ time more efficiently spent with us (i.e., as opposed to spending time with our competitors).  In an effort to increase sales, in October 2008 the Company hired a marketing manager, bringing the total number of employees dedicated exclusively to marketing to three.  Those representatives are charged with the responsibility of identifying product development opportunities, with promoting the Company and its products to the insurance brokerage community, and with the duty to appoint retail agents so as to introduce the Crusader brand at the consumer’s level of distribution (i.e., retail).  Crusader appointed twelve retail agents as of December 31, 2008, and plans to have approximately twenty-four by the end of year 2009.  Presently, it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by the Company.

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

Crusader’s primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2005 – 2008	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A	$250,000	$500,000

2002	Partner Reinsurance Company of the U.S.	A+	$250,000	$675,000

2000 - 2001	Partner Reinsurance Company of the U.S.	A+	$250,000	$500,000

1998 - 1999	General Reinsurance Corporation	A++	$250,000	$750,000

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

The 2008 and 2007 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  In March 2007, the Company received an advance of $1 million from its reinsurer, and in February 2008, the Company received an additional $2,419,940 to be applied against future contingent commission earned, if any.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of December 31, 2008, the Company recorded $2,500,211 of these payments as an advance from its reinsurer and it is included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  Thus, the Company recognized $919,729 of contingent commission, of which $666,174 was recognized in the year ended December 31, 2008, and $253,555 was recognized in the year ended December 31, 2007.

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

The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2008, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of earned premium ceded to the reinsurers was $8,771,069 for the year ended December 31, 2008, $11,532,308 for the year ended December 31, 2007, and $13,758,424 for the year ended December 31, 2006.

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

The process of establishing loss and loss adjustment expense reserves involves significant judgment.  The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1998 through 2008.  The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date.  The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year.  The estimate is increased or decreased, as more information becomes known.  The Company believes that its loss and loss adjustment expense reserves are properly stated.  When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects redundancies and deficiencies in Crusader’s net loss and loss adjustment expense reserves.  As of December 31, 2008, all periods stated in the table prior to 2002 reflected a cumulative deficiency.  The 2002 through 2007 periods reflect a cumulative redundancy.  See discussion of losses and loss adjustment expenses in Item 7 - “Management’s Discussion and Analysis - Results of Operations - Insurance Company Operation.”

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

	CRUSADER INSURANCE COMPANY
	ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
	Year Ended December 31
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Reserve for Unpaid Losses and Loss Adjustment Expenses	$40,374,232	$37,628,165	$34,546,026	$49,786,215	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017

Paid Cumulative as of
1 Year Later	15,393,167	18,745,224	20,841,417	23,010,615	21,326,688	18,546,279	14,626,446	17,257,218	18,136,958	20,255,356
2 Years Later	28,570,117	34,905,359	37,976,277	39,463,106	35,883,729	28,289,327	26,374,067	30,280,022	32,708,859
3 Years Later	38,923,545	46,072,688	49,053,708	46,256,431	40,808,763	35,508,898	34,031,644	39,459,338
4 Years Later	45,425,709	53,153,491	52,821,183	49,157,040	44,116,477	39,577,949	37,471,168
5 Years Later	50,526,164	56,021,297	54,919,573	51,678,787	46,382,760	41,417,614
6 Years Later	52,588,830	57,247,843	56,715,300	53,604,855	47,272,911
7 Years Later	53,482,116	58,801,974	58,428,481	53,834,453
8 Years Later	54,659,842	60,000,165	58,528,260
9 Years Later	55,763,935	60,075,050
10 Years Later	55,842,233

Reserves Reestimated as of
1 Year Later	39,132,945	41,898,796	53,872,376	57,577,066	56,348,531	58,048,427	63,525,526	64,064,784	65,958,329	62,748,486
2 Years Later	43,164,627	56,423,375	59,746,880	60,629,814	57,237,770	54,623,000	51,981,027	60,840,795	61,135,905
3 Years Later	52,349,735	59,486,543	62,172,320	60,974,567	55,430,550	50,602,947	49,959,618	57,688,373
4 Years Later	54,291,547	61,791,428	62,369,460	59,745,610	53,154,847	49,959,618	47,537,734
5 Years Later	56,619,057	62,174,813	61,894,587	58,289,479	53,047,154	47,848,145
6 Years Later	57,151,258	61,983,908	61,192,597	58,677,307	51,628,155
7 Years Later	56,935,245	61,875,465	61,975,092	57,039,089
8 Years Later	56,906,786	62,659,129	60,565,031
9 Years Later	57,572,353	61,392,495
10 Years Later	56,668,561

Cumulative Redundancy (Deficiency)	$(16,294,329)	$(23,764,330)	$(26,019,005)	$(7,252,874)	$1,968,790	$11,035,716	$19,812,255	$18,547,094	$8,940,525	$3,556,801

Gross Liability for Unpaid Losses and Loss Adjustment Expenses	$41,513,945	$41,592,489	$45,217,369	$60,534,295	$74,905,284	$78,139,090	$87,469,000	$101,914,548	$93,596,117	$94,730,711	$78,654,590

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(1,139,713)	(3,964,324)	(10,671,343)	(10,748,080)	(21,308,339)	(19,255,229)	(20,119,011)	(25,679,081)	(23,519,687)	(28,425,424)	(19,815,573)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$40,374,232	$37,628,165	$34,546,026	$49,786,215	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017

Gross Liability Reestimated	$81,932,784	$89,440,233	$92,269,584	$87,966,882	$74,860,735	$69,189,276	$67,381,960	$78,646,420	$81,030,149	$85,453,563
Ceded Liability Reestimated	(25,264,223)	(28,047,738)	(31,704,553)	(30,927,793)	(23,232,580)	(21,341,131)	(19,844,226)	(20,958,047)	(19,894,244)	(22,705,077)
Net Liability Reestimated	$56,668,561	$61,392,495	$60,565,031	$57,039,089	$51,628,155	$47,848,145	$47,537,734	$57,688,373	$61,135,905	$62,748,486

Gross Reserve Redundancy (Deficiency)	$(40,418,839)	$(47,847,744)	$(47,052,215)	$(27,432,587)	$44,549	$8,949,814	$20,087,040	$23,268,128	$12,565,968	$9,277,148

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

	Twelve months ended December 31
Statutory:	2008	2007	2006	2005	2004

Net premiums written	$31,175,204	$33,412,745	$38,166,864	$46,030,707	$51,089,573
Policyholders’ surplus	$64,736,230	$57,862,334	$50,023,768	$36,586,441	$29,436,343
Ratio	0.5 to 1	0.6 to 1	0.8 to 1	1.3 to 1	1.7 to 1

Crusader’s results are reported in accordance with U.S. generally accepted accounting principles (GAAP).  These results differ from its financial results reported in accordance with Statutory Accounting Principles (SAP) as prescribed or permitted by insurance regulatory authorities.  Crusader is required to file financial statements with insurance regulatory authorities prepared on a SAP basis.

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

•
Under GAAP, fixed maturity securities that are classified as available-for-sale are reported at estimated fair values, rather than at amortized cost or the lower of amortized cost or market, depending on the specific type of security as required by SAP.

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

Regulation

The insurance company operation is subject to regulation by the California Department of Insurance (the insurance department) and by the department of insurance of other states in which Crusader is licensed.  The insurance department has broad regulatory, supervisory, and administrative powers.  These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes.  The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders.  The insurance department’s Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices.  The most recent Market Conduct Examination of Crusader covered rating and underwriting practices in California during the period from December 15, 2005, through April 10, 2006.  No significant issues were reported as a result of that examination.  The insurance department also conducts periodic financial examinations of Crusader.  The insurance department completed a financial examination of Crusader’s December 31, 2004, statutory financial statements.  No significant issues were reported as a result of that examination.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies.  The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk).  These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels.  The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.  A company's RBC is required to be disclosed in its statutory annual statement.  The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval.  Crusader’s adjusted capital at December 31, 2008, was 849% of authorized control level risk-based capital.

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

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties.  In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action.  Subsequently, a more comprehensive review of the ratio results and an insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention.  In 2008, the Company was not outside the usual values on any of the thirteen IRIS ratio tests.

California Insurance Guarantee Association

The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets.  The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California.  Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer.  Under the current California Insurance Code, in a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year.  Assessments are recouped through a mandated surcharge to policyholders the year after the assessment.  No assessment was made by CIGA for the 2008, 2007, or the 2006 calendar years.

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

Effective January 27, 2009, A.M. Best Company has upgraded Crusader’s financial strength rating to A- (Excellent) from B++ (Good) and revised Crusader’s rating outlook to stable from positive.  In addition, Crusader’s Issuer Credit Rating was upgraded to a- (Excellent) from bbb+ (Good).

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

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities.  In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist.  Consequently, the Company believes its exposure relating to acts of terrorism is low.  In 2008, Crusader received $155,631 in terrorism coverage premium from approximately 9% of its policyholders.  Crusader’s 2008 terrorism deductible was $9,732,395.  Crusader’s 2009 terrorism deductible is $8,544,153.

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

Insurance Premium Finance Operation

The Company’s subsidiary, American Acceptance Corporation (AAC) is a licensed insurance premium finance company that provides insurance purchasers with the ability to pay their insurance premiums on an installment basis.  The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured.  These notes are paid off by the insured in nine monthly installments and are secured by the unearned premiums held by the insurance company.  AAC provides premium financing solely for Crusader policies that are produced by Unifax in California.

Association Operation

The Company's subsidiary, Insurance Club, Inc., dba AAQHC, An Administrator (AAQHC) (formally American Association of Quality Health Care), is a membership association and a third party administrator.  AAQHC provides various consumer benefits to its members, including participation in group medical and dental insurance policies that it negotiates.  AAQHC also provides services as a third party administrator and is licensed by the California Department of Insurance.  For these services, AAQHC receives membership and fee income from its members.

Health Insurance Operations

The Company's subsidiary, American Insurance Brokers, Inc. (AIB), markets health insurance in California through non-affiliated insurance companies for individuals and groups.  The services provided consist of marketing, billing and collection, accounting, and customer service.  For these services AIB receives commissions from insurance companies.  Most of the business is produced through independent insurance agents and brokers.  AIB holds licenses issued by the California Department of Insurance.

INVESTMENTS

The investments of the Company are made by the Company’s Chief Financial Officer under the supervision of an investment committee appointed by the Company’s Board of Directors.  The Company’s investment guidelines on equity securities limit investments in equity securities to a maximum of $2,000,000 in aggregate.  The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years.  The maximum investment authorized in any one issuer is $2,000,000 and the maximum in any one U.S. government agency or U.S. government sponsored enterprise is $3,000,000.  This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues.  Investments in municipal securities are primarily pre-refunded and secured by U.S. treasury securities.  The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1.  All of the Company's fixed maturity investment securities are rated and readily marketable and could be liquidated without any material adverse financial impact.

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

Health Insurance Operations

Competition in the health insurance business is intense.  In 2008 and 2007 approximately 82% and 80% of the Company’s health insurance business was from the CIGNA HealthCare medical and dental plan programs, respectively.  CIGNA’s plans consist of small group medical and dental policies and individual dental policies.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC.  In November 2008, AIB entered into a General Agent Contract with Blue Shield of California who will pay AIB override commissions for all business submitted to them.  In June 2009, CIGNA plans to substantially reduce the medical plans offered to Small Group Employers in the state of California from sixteen current plans to four.  All new employer groups and existing employer groups, on their anniversary date, will have the option to choose from the four available plans.  AIB will be assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to Small Group Employers in the state of California may result in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer all remaining CIGNA business, including dental plans for Individuals and Small Group Employers.

EMPLOYEES

On March 6, 2009, the Company employed 105 persons at its facility located in Woodland Hills, California.  The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

Item 1A.  Risk Factors.

The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition.  These risks are as follows:

Changes and general economic conditions may have an adverse effect on the Company’s revenues and profitability.

The Company’s revenues and profitability may be impacted by national and local economic conditions, particularly in the state of California.  Unfavorable changes in economic conditions such as recessions, increased levels of unemployment and inflation may reduce the Company’s revenue through policy cancellations, modifications or non-renewals.  The recent turmoil in the economy and the disruption in the financial markets may impair the ability of customers to pay premiums as they become due, reduce the amount of coverage that customers may seek and may limit the amount of premiums the Company may charge for insurance.  The Company is not able to predict the duration and severity of the current disruption in the financial markets and adverse economic conditions, both nationally and in the state of California.

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

The Company’s financial condition, liquidity and results of operations depend in large part on the Company’s ability to underwrite and set premiums accurately for the risks it faces.  Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, underwriting expenses, and to earn a profit.  In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy.  The Company’s ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, without limitation:

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

Federal legislation currently does not directly impact the property and casualty business, but the business can be indirectly affected by changes in federal regulations.  In addition, the U.S. Congress and other federal agencies from time to time consider whether federal regulation of U. S. insurers is necessary.  The Company is unable to predict whether such laws will be enacted and how and to what extent this could affect our business.

This extensive regulation may affect the cost or demand for the Company’s products and may limit the ability to obtain rate increases or to take other actions that the Company might desire to do in order to increase its profitability.

A downgrade in the financial strength rating of the insurance company could reduce the amount of business it may be able to write.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims.  Effective January 27, 2009, A.M. Best Company has upgraded Crusader’s financial strength rating to A- (Excellent) from B++ (Good) and revised Crusader’s rating outlook to stable from positive.  In addition, Crusader’s Issuer Credit Rating was upgraded to a- (Excellent) from bbb+ (Good).  The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models, and is subject to revision or withdrawal at any time.  Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors.  Any downgrade in the Company’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a material adverse effect on the Company’s results of operations and financial position.

Intense competition could adversely affect the ability to sell policies at premium rates the Company deems adequate.

The Company faces significant competition which, at times, is intense.  If the Company is unable to compete effectively, its business and financial condition could be materially adversely affected.  Competition in the property and casualty marketplace is based on many factors including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength, and general experience.  The Company competes with regional and national insurance companies.  Some competitors have greater financial, marketing, and management resources than the Company.  Intense competitive pressure on prices can result from the actions of even a single large competitor.  The Company uses its own proprietary premium rates to determine the price for its property and casualty policies.

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

The Company’s insurance business is concentrated in California (100% of gross written premium in 2005 through 2008).  Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance.  In addition, California is exposed to severe natural perils, such as earthquakes and fires, along with the possibility of terrorist acts.  Accordingly, the Company could suffer losses as a result of catastrophic events.

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

The Company relies on its information technology systems to manage many aspects of its business and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on the accuracy, reliability, and proper functioning of its information technology systems.  The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and maintaining its policyholder data.  The failure of hardware or software that supports the Company’s information technology systems or the loss of data contained in the systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.  In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from events such as:

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

The Company’s disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  The Company’s management believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot ensure that any design will succeed in achieving its stated goals under all potential future conditions.  Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Company presently occupies a 46,000 square foot office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012.  In addition, the lease extension provides for two, five-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.

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

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM."  The high and low sales prices (by quarter) during the last two comparable twelve-month periods are as follows:

Quarter Ended	High Price	Low Price

March 31, 2007	$14.25	$11.55
June 30, 2007	$13.45	$10.97
September 30, 2007	$14.03	$9.93
December 31, 2007	$11.90	$9.94

March 31, 2008	$10.34	$8.80
June 30, 2008	$10.42	$8.57
September 30, 2008	$9.29	$7.63
December 31, 2008	$9.03	$6.63

As of December 31, 2008, the approximate number of shareholders of record of the Company's common stock was 353.  In addition, the Company estimates beneficial owners of the Company’s common stock held in the name of nominees to be approximately 560.  Total shareholders are estimated to be approximately 913.

The Board of Directors last declared a cash dividend on the Company’s common stock in 2002.  On March 23, 2009, the Board of Directors declared a cash dividend of $0.18 per common share payable on May 1, 2009, to shareholders of record on April 10, 2009.  Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.  Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company.  Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”).  Presently, without prior regulatory approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year.  Based on Crusader’s statutory net income for the year ended December 31, 2008, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2009 is $7,067,715.

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended December 31, 2008, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1, 2008 through October 31, 2008	30,477	$8.21	30,477	24,483
November 1, 2008 through November 30, 2008	4,351	$7.58	4,351	20,132
December 1, 2008 through December 31, 2008	4,665	$7.50	4,665	515,467
Total	39,493	$8.05	39,493	515,467

(1)
In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market from time to time.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire up to 500,000 shares of the Company’s common stock in the open market from time to time.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000 (see Note 16 of “Notes to Consolidated Financial Statements”).  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the twelve months ended December 31, 2008, the Company repurchased 51,092 shares of the Company’s common stock at a cost of $416,583 of which $25,108 was allocated to capital and $391,475 was allocated to retained earnings.  As of December 31, 2008, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 515,467 shares of common stock. During the months of January and February 2009, the Company purchased and retired an additional 6,688 shares of its common stock at a total cost of $51,866.  The Company has or will retire all stock purchased.

Performance Graph
The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and a peer group consisting of all NASDAQ property and casualty companies.  The comparison assumes $100.00 was invested on December 31, 2003, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends.  It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Unico American Corp.	100.00	170.22	167.51	234.35	183.67	146.95
NASDAQ Market Index	100.00	108.84	111.16	122.11	132.42	63.80
Peer Group Index	100.00	117.23	137.17	151.77	145.71	123.42

Item 6.  Selected Financial Data.

During the first quarter of 2008, the Company identified an error associated with the Company’s policy fee income. The error arose from the recognition of non-refundable policy fee income at policy inception rather than over the policy term in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Accordingly, in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the prior year’s balance sheet, the consolidated statements of operations, comprehensive income, and cash flows have been revised to correct the immaterial error and to reflect the corrected balances as of that date (see Note 1 of “Notes to Consolidated Financial Statements”).

	Year ended December 31
	2008	2007	2006	2005	2004

Total revenues	$46,769,444	$50,372,895	$54,916,206	$61,364,024	$62,006,124
Total costs and expenses	38,784,978	40,299,742	36,563,395	50,716,092	53,230,852
Income before taxes	$7,984,466	$10,073,153	$18,352,811	$10,647,932	$8,775,272
Net income	$5,283,016	$6,712,444	$11,925,466	$6,834,795	$5,749,357
Basic earnings per share	$0.94	$1.20	$2.14	$1.24	$1.05
Diluted earnings per share	$0.93	$1.18	$2.11	$1.22	$1.03
Cash dividends per share	-	-	-	-	-
Total assets	$184,602,976	$193,775,861	$188,244,584	$186,807,528	$173,142,336
Stockholders’ equity	$76,958,255	$69,103,103	$60,011,570	$48,086,104	$41,251,309

 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
General

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; insurance premium financing; and membership association services.

The Company’s net income was $5,283,016 in 2008, $6,712,444 in 2007, and $11,925,466 in 2006.

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation.  The insurance company operation generates approximately 87% of the Company’s total revenue.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company.  As of December 31, 2008, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  However, all Crusaders’ business was written in the State of California.  During the year ended December 31, 2008, 98% of Crusader’s business was commercial multiple peril policies.  Effective January 27, 2009, A.M. Best Company upgraded Crusader’s financial strength rating to A- (Excellent) from B++ (Good), and revised Crusader’s rating outlook to stable from positive.  In addition, Crusader’s Issuer Credit Rating was upgraded to a- (Excellent) from bbb+ (Good).

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

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find, and insurers’ profits increase.  The Company believes that the California property and casualty insurance market has transitioned to a “soft market” in the last few years.  The Company cannot determine how long the existing market conditions will continue nor in which direction they might change.  Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.  Crusader’s underwriting profit (before income taxes) is as follows:

	Year ended December 31
	2008	2007	2006

Net premium earned	$33,949,695	$37,129,665	42,933,789
Less:
Losses and loss adjustment expenses	20,592,730	22,182,237	17,826,979
Policy acquisition costs	8,261,324	8,465,047	9,250,989
Total	28,854,054	30,647,284	27,077,968

Underwriting profit (before income taxes)	$5,095,641	$6,482,381	$15,855,821

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2008	2007	2006
Losses and loss adjustment expenses

Current accident year	24,149,531	26,300,338	29,997,662
Favorable development of all prior accident years	3,556,801	4,118,101	12,170,683

Total loss and loss adjustment expenses	$20,592,730	$22,182,237	$17,826,979

Losses and loss adjustment expenses were 61% of net premium earned for the year ended December 31, 2008, compared to 60% of net premium earned for the year ended December 31, 2007, and compared to 42% of net premium earned for the year ended December 31, 2006.

Other Operations

The Company’s other operations generate commissions, fees, and finance charges from various insurance products.  The events that have the most significant economic impact are as follows:

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Policy fee income for the twelve months ended December 31, 2008, decreased 10% as compared to the prior year.  The decrease in policy fee income is a result of a decrease in the number of policies issued during the twelve months ended December 31, 2008, as compared to 2007.

AIB sells and services health insurance policies for individual/family and small business groups and receives commissions based on the premiums that it writes.  Commission income increased 19% for the year ended December 31, 2008, compared to 2007.  The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare.  All CIGNA small group medical insurance policyholders are members of AAQHC.   In November 2008, AIB entered into a General Agent Contract with Blue Shield of California who will pay AIB override commissions for all business submitted to them.  In June 2009, CIGNA plans to substantially reduce the medical plans offered to Small Group Employers in the state of California, from sixteen current plans to four.  All new employer groups and existing employer groups, on their anniversary date, will have the option to choose from the four available plans.  AIB will be assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to Small Group Employers in the state of California may result in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer all remaining CIGNA business, including dental plans for Individuals and Small Group Employers.

AAQHC provides various consumer benefits to its members, including participation in group health care insurance policies.  For these services, AAQHC receives membership and fee income from its members.  Membership and fee income decreased 3% in the year ended December 31, 2008, compared to 2007.  The decrease is a result of a decrease in the number of members.

AAC provides premium financing for Crusader policies that are produced by Unifax in California.  Finance charges and fees earned by AAC during 2008 decreased 17% as compared to 2007.  The decrease is primarily a result of a 11% decrease in the number of loans issued in 2008 compared to 2007.  Average premium financed by AAC decreased to $2,653 in 2008 from $2,769 in 2007.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program increased 3% as compared to 2007.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $145.0 million (at amortized cost) as of December 31, 2008, and $147.3 million (at amortized cost) as of December 31, 2007.  Investment income for the twelve months ended December 31, 2008, decreased $1.0 million (14%) as compared to the twelve months ended December 31, 2007.  The decrease was primarily due to a decrease in the Company’s annualized yield on average invested assets to 4.0% in 2008 from 4.6% in 2007.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of December 31, 2008, the weighted average maturity of the Company’s fixed maturity investments was 2.1 years compared to 2.0 years and 1.3 years as of December 31, 2007, and December 31, 2006, respectively.

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

Cash flow used by operations in the year ended December 31, 2008, was $1,675,603, a decrease in cash flow of $1,561,963 compared to the cash flow for the year ending December 31, 2007.  In 2008 the Company primarily utilized the cash from the maturity of its fixed maturity investments to purchase $63.6 million of fixed maturity securities.

Cash flow used by operations in the year ended December 31, 2007, was $113,640, a decrease in cash flow of $6,411,534 compared to the cash flow for the year ending December 31, 2006.  In 2007 the Company primarily utilized the cash from the maturity of its fixed maturity investments to purchase $69.7 million of fixed maturity securities.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash and investments (at amortized cost) at December 31, 2008, were $145,070,097 compared to $147,457,231 at December 31, 2007.  Crusader's cash and investments at December 31, 2008, was 98% of the total held by the Company, compared to 97% of the total held by the Company at December 31, 2007.

The Company's investments are as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	%	Amount	%	Amount	%

Fixed maturities (at amortized cost)
Certificates of deposit	$400,000	-	$400,000	-	$400,000	-
U.S. treasury securities	124,526,227	92	130,211,428	93	127,553,801	91
Industrial and miscellaneous (taxable)	10,614,127	8	9,365,735	7	12,523,393	9
State and municipal (tax exempt)	-	-	15,045	-	15,134	-
Total fixed maturity investments	135,540,354	100	139,992,208	100	140,492,328	100

Short-term cash investments (at cost)
Certificates of deposit	200,000	2	200,000	3	200,000	3
Commercial paper	-	-	3,887,322	53	1,665,000	25
Bank money market accounts	3,312,140	35	444,781	6	210,270	3
U.S. government money market fund	5,585,395	59	2,425,807	33	411,206	6
Short-term U.S. treasury bills	399,953	4	393,768	5	4,322,048	63
Bank savings accounts	4,545	-	4,481	-	11,483	-
Total short-term cash investments	9,502,033	100	7,356,159	100	6,820,007	100

Total investments	$145,042,387		$147,348,367		$147,312,335

In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115), the Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investment in fixed maturity securities are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

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

The investment marketplace in general, and in certain asset classes specifically, has been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and continued throughout 2008.  The Company’s fixed maturity investment portfolio as of December 31, 2008, consisted of 92% U.S. treasury securities and 8% highly rated industrial and miscellaneous taxable issues bonds.  As of December 31, 2008, the Company’s industrial and miscellaneous taxable bonds were all rated “A” or better by Standard & Poors.

Crusader's statutory capital and surplus as of December 31, 2008, was $64,736,230, an increase of $6,873,896 (12%) from December 31, 2007.  Crusader's statutory capital and surplus as of December 31, 2007, was $57,862,334, an increase of $7,838,566 (16%) from December 31, 2006.

No dividends were declared or paid by Crusader to Unico in 2008, 2007, or 2006.  Based on Crusader’s statutory net income for the year ended December 31, 2008, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2009 is $7,067,715.

In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market from time to time.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire up to 500,000 shares of the Company’s common stock in the open market from time to time.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000 (see Note 16 of “Notes to Consolidated Financial Statements”).  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the twelve months ended December 31, 2008, the Company repurchased 51,092 shares of the Company’s common stock at a cost of $416,583 of which $25,108 was allocated to capital and $391,475 was allocated to retained earnings.  As of December 31, 2008, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 515,467 shares of common stock. During the months of January and February 2009, the Company purchased and retired an additional 6,688 shares of its common stock at a total cost of $51,866.  The Company has or will retire all stock purchased.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of trust restrictions of $236,104, statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted.  Premium taxes are deferred and amortized as the related premiums are earned.  The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31, 2008, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years

Building lease	$3,467,717	$1,066,990	$2,133,980	$266,747	-
Loss and loss adjustment expense reserves*	78,654,590	25,394,793	31,233,425	12,029,444	$9,996,928
Total	$82,122,307	$26,461,783	$33,367,405	$12,296,191	$9,996,928

* Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties.  As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

Results of Operations

General

The Company had net income of $5,283,016 for the year ended December 31, 2008, compared to net income of $6,712,444 for the year ended December 31, 2007, and net income of $11,925,466 for the year ended December 31, 2006.  Total revenue for the year ended December 31, 2008, was $46,769,444 compared to $50,372,895 for the year ended December 31, 2007, and $54,916,206 for the year ended December 31, 2006.

For the year ended December 31, 2008, the Company had income before taxes of $7,984,466 compared to income before taxes of $10,073,153 in the year ended December 31, 2007, a decrease of $2,088,687 (21%) in income before taxes.  The decrease in income before taxes was primarily due to a decrease of $1,386,740 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs), and a decrease of $956,385 in investment income.

For the year ended December 31, 2007, the Company had income before taxes of $10,073,153 compared to income before taxes of $18,352,811 in the year ended December 31, 2006, a decrease in income before taxes of $8,279,658 (45%).  The decrease in income before tax was primarily due to a decrease of $9,373,440 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs).

The effect of inflation on the net income of the Company during the years ended December 31, 2008, 2007, and 2006 was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2008	2007	2006

Gross written premium	$39,940,270	$44,970,399	$51,913,967
Net written premium (net of reinsurance ceded)	$31,175,204	$33,412,745	$38,166,864
Earned premium before reinsurance ceded	$42,720,764	$48,661,973	$56,692,213
Earned premium (net of reinsurance ceded)	$33,949,695	$37,129,665	$42,933,789
Losses and loss adjustment expenses	$20,592,730	$22,182,237	$17,826,979
Gross unpaid losses and loss adjustment expenses	$78,654,590	$94,730,711	$93,596,117
Net unpaid losses and loss adjustment expenses	$58,839,017	$66,305,287	$70,076,430

Crusader’s primary line of business is commercial multiple peril policies.  This line of business represented approximately 98% of Crusader’s total written premium for the year ended December 31, 2008, 96% for the year ended December 31, 2007, and 97% for the year ended December 31, 2006.

As of December 31, 2008, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Premiums

For the year ended December 31, 2008, gross written premium decreased by $5,030,129 (11%) over 2007.  For the year ended December 31, 2007, gross written premium decreased by $6,943,568 (13%) over 2006.  The decrease in written premium in both 2008 and 2007 reflected heightened competition and management’s continued emphasis on rate adequacy and underwriting discipline.  The Company cannot determine how long the existing market condition will continue, nor in which direction it might change.

The insurance marketplace continues to be intensely competitive as more insurers are competing for the same customers.  Many of Crusader’s competitors price their insurance at rates that the Company believes are inadequate to support any profit.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.  During 2008, Crusader began to introduce many product changes such as to its rates, eligibility guidelines, rules and coverage forms.  Improved service to retail brokers is primarily focused upon transacting business through the internet, as well as providing more options to make the brokers’ time more efficiently spent with us (i.e., as opposed to spending time with our competitors). In October 2008, the Company hired a marketing manager, bringing the total number of employees dedicated exclusively to marketing to three.  Those representatives are charged with the responsibility of identifying product development opportunities, promoting the Company and its products to the insurance brokerage community, and with the duty to appoint retail agents so as to introduce the Crusader brand at the consumer’s level of distribution (i.e., retail).  Crusader appointed twelve retail agents as of December 31, 2008, and plans to have approximately twenty-four by the end of year 2009.  Presently it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by the Company.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term.  Premium earned before reinsurance decreased $5,941,209 (12%) in the year ended December 31, 2008, compared to the year ended December 31, 2007, and decreased $8,030,240 (14%) in the year ended December 31, 2007, compared to the year ended December 31, 2006.  The decrease in earned premium before reinsurance in both 2008 and 2007 is a direct result of the decrease in written premium in 2008 and 2007, respectively.

Earned ceded premium for the 12 months ended December 31, 2008, decreased $2,761,239 (24%) to $8,771,069 compared to $11,532,308 for the 12 months ended December 31, 2007.  Earned ceded premium for the 12 months ended December 31, 2007, decreased $2,226,116 (16%) to $11,532,308 compared to $13,758,424 for the 12 months ended December 31, 2006.  Earned ceded premiums as a percentage of direct earned premiums were 21% in 2008, and 24% for 2007 and 2006, respectively.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2008, all such ceded contracts are accounted for as risk transfer reinsurance.  The earned premium ceded consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.

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

The 2008 and 2007 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  In March 2007, the Company received an advance of $1 million from its reinsurer and in February 2008, the Company received an additional $2,419,940 to be applied against future contingent commission earned, if any.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of December 31, 2008, the Company recorded $2,500,211 of these payments as an advance from its reinsurer and it is included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  Thus, the Company recognized $919,729 of contingent commission, of which $666,174 was recognized in the year ended December 31, 2008, and $253,555 was recognized in the year ended December 31, 2007.

Crusader’s direct earned premium, earned ceded premium, and ceding commission are as follows:

	Year ended December 31
	2008	2007	2006

Direct earned premium	$42,720,764	$48,661,973	$56,692,213

Earned ceded premium
Excluding provisionally rated ceded premium	8,850,878	11,560,877	13,825,061
Provisionally rated ceded premium	(79,809)	(28,569)	(66,637)
Total earned ceded premium	8,771,069	11,532,308	13,758,424
Ceding commission	2,642,665	3,547,595	4,376,474
Earned ceded premium, net of ceding commission	$6,128,404	$7,984,713	$9,381,950

Ratios to direct earned premium
Direct ceded premium	21%	24%	24%
Earned ceded premium, net of ceding commission	14%	16%	17%

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses and loss ratio are as follows:

	Year Ended December 31
	2008	2007	2006

Net earned premium	$33,949,695	$37,129,665	$42,933,789

Net losses and loss adjustment expenses
Provision for insured events of current year	24,149,531	26,300,338	29,997,662
(Decrease) in provision for events of prior years	(3,556,801)	(4,118,101)	(12,170,683)
Total net losses and loss adjustment expenses	$20,592,730	$22,182,237	$17,826,979

Loss ratio	60.7%	59.7%	41.5%

Expected losses and loss adjustment expenses are determined based on earned premiums.  The portion of the premium dollar expected to pay claims costs is referred to as the expected loss and loss adjustment expense ratio.  Accident years 2006 through 2008 had substantially the same expected loss and loss adjustment expense ratio.  The Company’s emerging loss and loss adjustment expense ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve diagnostics testing.

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

	Year ended December 31
	2008	2007	2006

Loss ratio	60.7%	59.7%	41.5%
Expense ratio	24.3%	22.8%	21.5%
Combined ratio	85.0%	82.5%	63.0%

As indicated in the above table, the loss ratio for the year ended December 31, 2008, increased to 60.7% from 59.7% in 2007 and 41.5% in 2006.  The slight increase in the 2008 loss ratio was primarily due to a slight decrease in the amount of favorable development of prior years’ losses recognized in 2008 as compared to 2007.  During 2008, the Company recognized $3,556,801 of favorable development of prior years’ losses as compared to $4,118,101 of favorable developments of prior years’ losses recognized during 2007.  Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2008, were $20,592,730.  This amount is comprised of accident year 2008 net losses and loss adjustment expenses of $24,149,531 less favorable development of prior accident years of $3,556,801.  The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2007, were $22,182,237.  This amount is comprised of accident year 2007 net losses and loss adjustment expenses of $26,300,338 less favorable development of prior accident years of $4,118,101.  The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2006, were $17,826,979.  This amount is comprised of accident year 2006 net losses and loss adjustment expenses of $29,997,662 less favorable development of prior accident years of $12,170,683.

The favorable (adverse) development by accident year is as follows:

	Year ended December 31, 2008		Year ended December 31, 2007		Year ended December 31, 2006

Accident Year	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total	Favorable Development	% of Total

Prior to 2001	$1,409,873	40%	$(782,496)	(19)%	$701,989	6%
2001	228,157	6%	394,667	10%	754,141	6%
2002	(219,217)	(6)%	495,521	12%	819,572	7%
2003	106,459	3%	1,121,647	27%	1,744,350	14%
2004	896,422	25%	792,070	19%	7,524,447	62%
2005	730,534	21%	1,202,580	29%	626,184	5%
2006	1,670,003	47%	894,112	22%	-	-
2007	(1,265,430)	(36)%	-	-	-	-
Total prior accident years	$3,556,801	100%	$4,118,101	100%	$12,170,683	100%

As reflected in the above table, the amount of favorable development recognized during the year ended December 31, 2008, decreased $561,300 (14%) to $3,556,801 from $4,118,101 in 2007.  The amount of favorable development recognized during the year ended December 31, 2007, decreased $8,052,582 (66%) to $4,118,101 from $12,170,683 in 2006 primarily from the accident year 2004.

The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods.

Any reduction in losses and loss adjustment expenses from redundancies in the Company’s December 31, 2008, reserves over actual future payments, and/or any additional losses and loss adjustment expenses from actual future payments that exceed the Company’s reserves, will be recognized in the consolidated statements of operations of future accounting periods.  The Company’s current expected loss and loss adjustment expense ratio assumption closely approximates the Company’s historical average loss and loss adjustment expense ratio.  A difference between the Company’s current expected loss and loss adjustment expense ratio assumption and the actual loss and loss adjustment expense ratio for a given accident year will ultimately result in a dollar change (either higher or lower) that is a multiple of the earned premium for that year.  The actual loss and loss adjustment expense ratio has been within five percentage points of the current expected loss and loss adjustment expense ratio in four of the Company’s twenty-four years.  Since the Company’s net earned premium in 2008 was $33,949,695, a difference between the accident year 2008 actual and current expected loss and loss adjustment expense ratios of only five percentage points will ultimately impact losses and loss adjustment expenses by $1,697,485.  The actual loss and loss adjustment expense ratio has been within ten percentage points of the current expected loss and loss adjustment expense ratio in nine of the Company’s twenty-four years.  A difference of ten percentage points on accident year 2008 will ultimately impact losses and loss adjustment expenses by $3,394,970.  The actual loss and loss adjustment expense ratio has been within twenty percentage points of the current expected loss and loss adjustment expense ratio in seventeen of the Company’s twenty-four years.  A twenty percentage point difference between the accident year 2008 actual and the current expected loss and loss adjustment expense ratios will ultimately impact losses and loss adjustment expenses by $6,789,939.  In addition, accident years 2008 and prior are still developing.  Future development on those years might either offset or add to any future development that emerges on accident year 2008.

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

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2008	2007	2006

Direct reserves
Case reserves	$18,720,695	$26,129,055	$21,796,117
IBNR reserves	59,933,895	68,601,656	71,800,000
Total direct reserves	$78,654,590	$94,730,711	$93,596,117

Reserves net of reinsurance
Case reserves	$17,365,877	$21,450,234	$18,776,430
IBNR reserves	41,473,140	44,855,053	51,300,000
Total net reserves	$58,839,017	$66,305,287	$70,076,430

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2008		2007		2006

CMP	$73,339,513	93.2%	$90,126,649	95.1%	$90,604,178	96.8%
Other Liability	5,271,612	6.7%	4,524,684	4.8%	2,736,790	2.9%
Other	43,465	0.1%	79,378	0.1%	255,149	0.3%
Total	$78,654,590	100.0%	$94,730,711	100.0%	$93,596,117	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2008	2007	2006

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$66,305,287	$70,076,430	$76,235,467

Incurred losses and loss adjustment expenses
Provision for insured events of current year	24,149,531	26,300,338	29,997,662
Decrease in provision for events of prior years	(3,556,801)	(4,118,101)	(12,170,683)
Total losses and loss adjustment expenses	20,592,730	22,182,237	17,826,979

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	7,803,644	7,816,422	6,728,798
Losses and loss adjustment expenses attributable to insured events of prior years	20,255,356	18,136,958	17,257,218
Total payments	28,059,000	25,953,380	23,986,016

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	58,839,017	66,305,287	70,076,430

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	19,815,573	28,425,424	23,519,687
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance *	$78,654,590	$94,730,711	$93,596,117

*In accordance with Financial Accounting Standards Board Statement No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the consolidated balance sheet.

The Company’s net loss and loss adjustment expense reserve was $58,839,017 as of December 31, 2008.  Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings.  Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.  Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, one must consider the varying probabilities that the development pattern is off in varying degrees.  If future development ultimately ends up being five percent different than the Company’s 2008 reserve, approximately $2.9 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s consolidated statement of operations in future periods.  A variance of five percent of net loss and loss adjustment expense reserves is not an unlikely scenario.  Similarly, a variance of ten percent of the Company’s 2008 reserves would be reflected in approximately $5.9 million in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s consolidated statements of operations in future periods.  This is also not an unlikely scenario.  Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

Other Insurance Operations

Health Insurance Program

Commission income from the health insurance sales is as follows:

	Year ended December 31
	2008	2007	2006

Commission income	$2,754,293	$2,320,161	$1,634,438

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income for the year ended December 31, 2008, increased $434,132 (19%), compared to the year ended December 31, 2007. Commission income for the year ended December 31, 2007, increased $685,723 (42%), compared to the year ended December 31, 2006.  The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  All CIGNA small group medical insurance policyholders are members of AAQHC.  In November 2008, AIB entered into a General Agent Contract with Blue Shield of California who will pay AIB override commissions for all business submitted to them.  In June 2009, CIGNA plans to substantially reduce the medical plans offered to Small Group Employers in the state of California, from sixteen current plans to four.  All new employer groups and existing employer groups, on their anniversary date, will have the option to choose from the four available plans.  AIB will be assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to Small Group Employers in the state of California may result in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer all remaining CIGNA business, including dental plans for Individuals and Small Group Employers.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2008	2007	2006

Membership and fee income	$300,214	$309,712	$300,527

Membership and fee income for the year ended December 31, 2008, decreased $9,498 (3%), compared to the year ended December 31, 2007.  Membership and fee income for the year ended December 31, 2007, increased $9,185 (3%), compared to the year ended December 31, 2006.

Policy Fee Income

Unifax sells and services insurance policies for Crusader.  The policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements.  Unifax’s policy fee income is as follows:

	Year ended December 31
	2008	2007	2006

Policy fee income	$2,239,306	$2,482,006	$2,837,810
Policies issued	12,539	13,536	15,186

Policy fee income for the year ended December 31, 2008, decreased $242,700 (10%) as compared to the year ended December 31, 2007.  The 10% decrease in policy fee income is primarily a result of a 997 (7%) decrease in the number of policies issued during 2008 as compared to 2007.

Policy fee income for the year ended December 31, 2007, decreased $355,804 (13%) as compared to the year ended December 31, 2006.  The 13% decrease in policy fee income is primarily a result of a 1,650 (11%) decrease in the number of policies issued during 2007 as compared to 2006.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program is produced by Bedford for a non-affiliated insurance company.

Commission and fee income from the daily automobile rental insurance program are as follows:

	Year ended December 31
	2008	2007	2006

Rental program commission	$345,350	$344,120	$317,679
Contingent commission	58,593	46,539	53,638
Total commission	403,943	390,659	371,317
Claim administration fee	-	-	4,035
Total commission and fee income	$403,943	$390,659	$375,352

The daily automobile rental insurance program commission and fee income for the year ended December 31, 2008, increased $13,284 (3%) compared to the year ended December 31, 2007.  For the year ended December 31, 2007, commission and fee income increased $15,307 (4%) compared to the year ended December 31, 2006.  The daily automobile rental insurance program commission and fee income excluding claim administration fee and contingent commission increased $1,230 (0%) to $345,350 in 2008, from $344,120 in 2007.  The daily automobile rental insurance program commission and fee income excluding claim administration fee and contingent commission increased $26,441 (8%) to $344,120 in 2007 from $317,679 in 2006.  Premium written in 2008 and 2007 remained comparable to premium written in 2007.  Premium written in 2007 increased 8% compared to premium written in 2006.  The daily automobile rental insurance program is still impacted by the intense price competition in the marketplace during the periods covered by this report.  The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.  To avoid underwriting losses for the non-affiliated insurance company that it represents, Bedford continues to produce business only at rates that it believes to be adequate.

Primarily due to declining sales, in April 2006 Bedford hired a new general manager who had substantial experience in the daily automobile rental insurance business.  Due to the fact that Bedford’s sales objectives were not achieved, it ended the employment of the general manager in January 2008.  During 2007, the Company negotiated with the non-affiliated insurance company the need to approve and implement various product enhancements that Bedford recommended.  The negotiations did not result in any significant enhancements.

Other Commission and Fee Income

Other commission and fee income are as follows:

	Year ended December 31
	2008	2007	2006

Earthquake program commission income	$8,175	$13,018	$37,914
Miscellaneous commission and fee income	140	77	116
Total other commission and fee income	$8,315	$13,095	$38,030

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999.  Unifax receives a commission from these insurance companies based on premium written.  Commission income on the earthquake program for the year ended December 31, 2008, decreased $4,703 (36%) compared to 2007.  Commission income on the earthquake program for the year ended December 31, 2007, decreased $24,896 (66%) compared to 2006.  Effective February 1, 2009, this program was terminated.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

Premium Finance Program

Premium finance charges and late fees earned from financing policies are as follows:

	Year ended December 31
	2008	2007	2006

Premium finance charges and fees earned	$460,422	$553,997	$678,740
New loans	2,523	2,835	3,596

AAC provides premium financing for Crusader policies produced by Unifax in California.  The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC’s ability to market its competitive rates and service.  Premium finance charges and fees earned decreased $93,575 (17%) in the year ended December 31, 2008, compared to 2007 primarily due to the fact that there were 312 (11%) fewer loans financed in the current year.  Premium finance charges and fees earned decreased $124,743 (18%) in the year ended December 31, 2007, compared to 2006 primarily due to the fact that there were 761 (21%) fewer loans financed in the current year.  During 2008, 28% of all Unifax policies were financed and 81% of those policies were financed by AAC.  During 2007, 28% of all Unifax policies were financed and 72% of those policies were financed by AAC.  During 2006, 32% of all Unifax policies were financed and 75% of those policies were financed by AAC.

Investment Income and Net Realized Gains

Investment income and net realized gains are as follows:

	Year ended December 31
	2008	2007	2006
Average invested assets * – at amortized cost	$146,195,377	$147,330,351	$143,957,963

Interest income
Insurance company operations	$5,829,304	$6,695,121	$5,903,462
Other operations	61,434	152,002	100,955
Realized gains	6,306	-	2,617
Total investment income and realized gains	$5,897,044	$6,847,123	$6,007,034

Yield on average invested assets	4.03%	4.65%	4.17%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective year.

In the year ended December 31, 2008, the Company’s average invested assets (at amortized value) decreased $1,134,974 (1%) compared to the year ended December 31, 2007.  In the year ended December 31, 2008, investment income earned, excluding realized gains, decreased $956,385 (14%) compared to the year ended December 31, 2007.  The yield on average invested assets decreased to 4.03% in 2008 from 4.65% in 2007.  The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.  Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2008, was 2.1 years compared to 2.0 years as of December 31, 2007.  The Company’s invested assets (at amortized value) as of December 31, 2008, were $145,042,387 as compared to $147,348,367 as of December 31, 2007.

In the year ended December 31, 2007, while the Company’s average invested assets (at amortized value) increased $3,372,388 (2%) compared to the year ended December 31, 2006, investment income earned, excluding realized gains, increased $842,706 (14%) compared to the year ended December 31, 2006.  The yield on average invested assets increased to 4.65% in 2007 from 4.17% in 2006.  The increase in the yield on average invested assets is primarily the result of an increase in the average return on new and reinvested assets in the Company’s investment portfolio.  The weighted average maturity of the Company’s fixed maturity investments as of December 31, 2007, was 2.0 years compared to 1.3 years as of December 31, 2006.  The Company’s invested assets (at amortized value) as of December 31, 2007, were $147,348,367 as compared to $147,312,335 as of December 31, 2006.  However, the average invested assets increased in the year ending December 31, 2007, as compared to 2006, primarily as a result of the significant increase in invested assets during the year ended December 31, 2006.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2008, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2009	$42,700,000	$42,875,272	$43,496,590	4.14%
December 31, 2010	36,200,000	36,266,842	37,107,077	2.46%
December 31, 2011	9,250,000	9,340,981	10,182,031	4.15%
December 31, 2012	38,000,000	37,965,533	42,318,438	4.43%
December 31, 2013	9,100,000	9,091,726	9,867,844	3.26%

Total	$135,250,000	$135,540,354	$142,971,980	3.71%

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	(Amounts in Thousands)
	As of December 31
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value	Cost	Value

Certificates of deposit	$400	$400	$400	$400	$400	$400
U.S. treasury securities	124,526	131,939	130,211	133,014	127,554	127,192
Industrial and miscellaneous taxable bonds	10,614	10,633	9,366	9,467	12,523	12,558
State and municipal tax-exempt bonds	-	-	15	15	15	15
Total fixed maturity investments	135,540	142,972	139,992	142,896	140,492	140,165
Short-term cash investments	9,502	9,502	7,356	7,356	6,820	6,820
Total investments	$145,042	$152,474	$147,348	$150,252	$147,312	$146,985

The following table summarizes for all fixed maturities in an unrealized loss position at December 31, 2008, the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss.  No securities were sold at a loss during 2008, 2007, or 2006.

Year Ended	Amortized		Gross
December 31	Cost	Fair Value	Unrealized Loss

2008
0-6 months	$5,590,110	$5,524,385	$65,725
7-12 months	-	-	-
Over 12 months	-	-	-
Total	$5,590,110	$5,524,385	$65,725
2007
0-6 months	$7,080,404	$7,071,870	$8,534
7-12 months	-	-	-
Over 12 months	2,917,362	2,909,775	7,587
Total	$9,997,766	$9,981,645	$16,121

At December 31, 2008, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of three investment grade industrial securities.

At December 31, 2007, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of U.S. treasury securities.  The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade industrial securities, and pre-refunded municipal bonds.

The Company monitors its investments closely.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.  The Company has concluded that the gross unrealized losses of $65,725 at December 31, 2008, were temporary in nature.  However, facts and circumstances may change which could result in a decline in fair value considered to be other than temporary.  The Company sold one fixed maturity investment in the year ended December 31, 2008, with net realized gain in the amount of $6,306.  The Company did not sell any fixed maturity investments in the year ended December 31, 2007.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2008	2007	2006

Policy acquisition costs	$8,261,324	$8,465,047	$9,250,989
Ratio to net earned premium (GAAP ratio)	24%	23%	22%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded.  No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  No significant change in the ratio of policy acquisition cost to net earned premium were noted in the years ended December 31, 2008, 2007 and 2006.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2008	2007	2006

Total salaries and employee benefits incurred	$9,625,571	$9,785,770	$9,913,740
Less: charged to losses and loss adjustment expenses	(1,418,031)	(1,409,391)	(1,320,508)
Less: capitalized to policy acquisition costs	(2,576,512)	(2,666,816)	(2,731,683)
Net amount charged to operating expenses	$5,631,028	$5,709,563	$5,861,549

Total salaries and employee benefits incurred for the year ended December 31, 2008, decreased $160,199 (2%) compared to the year ended December 31, 2007.  The decrease in total salaries and employee benefits incurred is primarily a result of a lower number of employees as compared to the prior year offset by general salary increases and increases in employee benefits costs.

Total salaries and employee benefits incurred for the year ended December 31, 2007, decreased $127,970 (1%) compared to the year ended December 31, 2006.  The decrease in total salaries and employee benefits incurred is primarily a result of a lower number of employees as compared to the prior year offset by general salary increases and increases in employee benefits costs.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2008	2007	2006

Commission to agents/brokers	$1,279,821	$1,002,771	$611,200

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program, the daily automobile rental insurance program, and the earthquake program.  Commissions to agents and brokers increased $277,050 (28%) for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  The increase is primarily the result of the increase in written premium in the health insurance program and is related to the increase in commission income from that program.
Commissions to agents and brokers increased $391,571 (64%) for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  The increase is primarily the result of the increase in written premium in the health insurance program and is related to the increase in commission income from that program.
Other Operating Expenses are as follows:

	Year ended December 31
	2008	2007	2006

Other operating expenses	$3,020,075	$2,940,124	$3,012,678

Other operating expenses generally do not change significantly with changes in production.  This is true for both increases and decreases in production.  Other operating expenses increased $79,951 (3%) for the year ended December 31, 2008, compared to the year ended December 31, 2007.  Other operating expenses decreased $72,554 (2%) for the year ended December 31, 2007, compared to the year ended December 31, 2006.

Income Taxes

Income tax expense for the year ended December 31, 2008, was $2,701,450 compared to an income tax expense of $3,360,709 for the year ended December 31, 2007.  The effective combined income tax rates for 2008 and 2007 were 34% and 33%, respectively.  The pre-tax income decreased $2,088,687 (21%) for the year ended December 31, 2008, compared to the year ended December 31, 2007, which resulted in a decreased income tax expense in 2008.

The income tax expense for the year ended December 31, 2007, was $3,360,709 compared to an income tax expense of $6,427,345 for the year ended December 31, 2006.  The effective combined income tax rates for 2007 and 2006 were 33% and 35%, respectively.  The pre-tax income decreased $8,279,658 for the year ended December 31, 2007, compared to the year ended December 31, 2006, which resulted in a decreased income tax expense in 2007.

Recently Issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (GAAP hierarchy).  The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. SFAS No. 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements,” (SFAS No. 157) for financial assets and liabilities.  In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually.  SFAS No. 157 redefines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Specifically, SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Such considerations include inputs to broker quotes, assumptions regarding future cash flows and use of risk-adjusted discount rates.  The adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  The main objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings but does not eliminate disclosure requirements of other accounting standards.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 as of the beginning of 2008 by not electing the fair value option for any of its financial assets or liabilities.

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) was issued.  SFAS No. 141R replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination.  The Company will adopt SFAS No. 141R for any business combinations initiated after December 31, 2008.

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

Management believes the Company’s current critical accounting policies comprise the following:

Losses and Loss Adjustment Expenses

The preparation of the Company’s financial statements requires judgments and estimates.  The most significant is the estimate of loss reserves as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” and Statement of Financial Accounting Standards No. 5 (SFAS No. 5), “Accounting for Contingencies.”

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

The Company underwrites four statutory annual statement lines of business:  (1) commercial multiple peril, (2) liability other than automobile and products, (3) fire, and (4) allied lines.  Commercial multiple peril policies comprised 98% and 96% of the Company’s 2008 and 2007 premium volume, respectively.  Commercial multiple peril policies include both property and liability coverages.  For all of the Company’s coverages and lines of business, the Company’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense, required by the expected loss ratio and Bornhuetter-Ferguson methods, and (2) expected development patterns, required by the loss development and Bornhuetter-Ferguson methods.

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

Development patterns generally do not tend to change materially over time.  Generally, the Company has very little property claim development subsequent to the end of an accident year.  Although liability claims may take ten or more years to fully develop, most of the development occurs in the first five to six years subsequent to the end of the accident year.  However, liability claims are substantially developed by two years subsequent to the end of the accident year.  Other than the change in the expected loss and loss adjustment expense ratio assumption discussed above, the Company’s reserving methodology assumptions have not changed in the years presented and the only significant effect on the Company’s financial statements has resulted from estimated costs being adjusted as actual costs emerge.

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size.  At the beginning of 2008, the Company had 739 open claim files.  During 2008, 995 new claim files were opened and 1,077 claim files were closed, leaving 657 open claim files at the end of 2008.  Due to the small size of the Company and the related small population of claims, the Company’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations.  Due to the small number of claims, changes in claim frequency and/or severity can materially affect the Company’s reserve estimate.  The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period.  Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low.  In the case of the Company, the estimates proved to be too high in each of the past three years.  The favorable development in 2006 through 2008 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

	Calendar year ended December 31
	2008	2007	2006
Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$66,305,287	$70,076,430	$76,235,467
Net (decrease) in provision for events of prior years	$(3,556,801)	$(4,118,101)	$(12,170,683)
Percent of development to beginning reserves	(5.4%)	(5.9%)	(16.0%)

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

Reinsurance

The Company’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from the Company’s reinsurers.  These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that the Company expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements.  Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome.  The Company’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available.  The Company’s assessment of the collectibility of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data.  Any adjustments necessary are reflected in the current operations.  The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  At December 31, 2008, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s financial statements:

The effect of ceded reinsurance on financial position is as follows:

	Year ended December 31
	2008	2007	2006

Ceded loss and loss adjustment expense incurred on excess of loss treaties *

Ceded paid loss and loss adjustment expense	$7,268,387	$3,287,750	$5,148,736
Change in ceded case loss reserves	(3,324,003)	1,659,134	(959,394)
Change in ceded IBNR reserves	(5,285,848)	3,246,603	(1,200,000)
Total ceded loss and loss adjustment expense incurred	$(1,341,464)	$8,193,487	$2,989,342

Ceded loss and loss adjustment expense recoverable on excess of loss treaties

Ceded case loss and loss adjustment expense reserves recoverable	$1,354,818	$4,678,821	$3,019,687
Ceded IBNR reserves recoverable	18,460,755	23,746,603	20,500,000
Total ceded loss and loss adjustment expense reserves recoverable	$19,815,573	$28,425,424	$23,519,687

*There were no catastrophe losses incurred during the period covered by this table.

The effect of ceded reinsurance on results of operations is as follows:

	Year ended December 31
	2008	2007	2006

Direct earned premium	$42,720,764	$48,661,973	$56,692,213

Earned ceded premium
Excluding provisionally rated ceded premium	8,850,878	11,560,877	13,825,061
Provisionally rated ceded premium	(79,809)	(28,569)	(66,637)
Total earned ceded premium	8,771,069	11,532,308	13,758,424
Ceding commission	2,642,665	3,547,595	4,376,474
Earned ceded premium, net of ceding commission	$6,128,404	$7,984,713	$9,381,950

Ratios to direct earned premium
Direct ceded premium	21%	24%	24%
Earned ceded premium, net of ceding commission	14%	16%	17%

The effect of ceded reinsurance on cash flow is as follows:

	Year ended December 31
	2008	2007	2006

Changes in reinsurance recoverable from statements of cash flows	$8,813,303	$(4,955,568)	$3,602,749

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

Investments

In accordance with SFAS No. 115, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities.

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

Forward Looking Statements

Certain statements contained herein, including the sections entitled “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are forward looking.  These statements, which may be identified by forward looking words or phrases such as “anticipate,” “appear,” “believe,” “estimate,” “expect,” “intend,” “may,” plan,” “should,” and “would” involve risks and uncertainties, many of which are beyond the control of the Company.  Such risks and uncertainties could cause actual results to differ materially from these forward looking statements.  Factors which could cause actual results to differ materially include those described under Item 1 – “Business - Competition” and Item 1A – “Risk Factors”; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; the outcome of rate change filings with regulatory authorities; acceptance by insureds of rate changes; adequacy of rate changes; changes in Crusader’s A.M. Best rating; regulatory changes or developments; the outcome of regulatory proceedings; unforeseen calamities; general market conditions; and the Company’s ability to introduce new profitable products.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets at December 31, 2008 and 2007, consisted of the following:

	2008	2007

Fixed maturity bonds (at amortized cost)	$135,140,354	$139,592,208
Short-term cash investments (at cost)	9,502,033	7,356,159
Certificates of deposit - over 1 year (at cost)	400,000	400,000
Total invested assets	$145,042,387	$147,348,367

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio.  As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations.  The Company limits this risk by investing in securities with maturities no greater than eight years.  In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity.  Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements is unrealized and no gains or losses are recognized in the Consolidated Statements of Operations.  Unrealized gains and losses are reported as separate components of stockholders’ equity, net of any deferred tax effect.  As of December 31, 2008, the Company’s unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $7,431,626 compared to unrealized gains (net of unrealized losses) before income taxes of $2,903,264 as of December 31, 2007.  Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2008, would decrease by approximately $4,052,000.  This decrease would not be reflected in the statements of operations except to the extent that the securities were sold or the decrease was deemed to be other than temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Los Angeles, California
March 30, 2009

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2008	2007
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: December 31, 2008 $135,540,354; December 31, 2007 $139,992,208)	$142,971,980	$142,895,472
Short-term investments, at cost	9,502,033	7,356,159
Total Investments	152,474,013	150,251,631
Cash	27,710	108,864
Accrued investment income	1,301,238	1,554,741
Premiums and notes receivable, net	4,680,779	5,066,646
Reinsurance recoverable:
Paid losses and loss adjustment expenses	114,734	318,186
Unpaid losses and loss adjustment expenses	19,815,573	28,425,424
Deferred policy acquisition costs	5,219,892	5,722,847
Property and equipment (net of accumulated depreciation)	359,553	557,234
Deferred income taxes	-	686,910
Other assets	609,484	1,083,378
Total Assets	$184,602,976	$193,775,861

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$78,654,590	$94,730,711
Unearned premiums	19,962,118	22,742,612
Advance premium and premium deposits	1,192,553	2,159,290
Income taxes payable	558,604	-
Deferred income taxes	795,088	-
Accrued expenses and other liabilities	6,481,768	5,040,145
Total Liabilities	$107,644,721	$124,672,758

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,574,315 at December 31, 2008, and 5,625,308 at December 31, 2007	$3,569,099	$3,594,207
Accumulated other comprehensive income	4,904,873	1,916,154
Retained earnings	68,484,283	63,592,742
Total Stockholders’ Equity	$76,958,255	$69,103,103

Total Liabilities and Stockholders' Equity	$184,602,976	$193,775,861

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
REVENUES
Insurance Company Revenues
Premium earned	$42,720,764	$48,661,973	$56,692,213
Premium (ceded)	(8,771,069)	(11,532,308)	(13,758,424)
Net premium earned	33,949,695	37,129,665	42,933,789
Investment income	5,829,304	6,695,121	5,903,462
Realized investment gains	6,306	-	2,617
Other income	742,683	312,427	102,700
Total Insurance Company Revenues	40,527,988	44,137,213	48,942,568

Other Revenues from Insurance Operations
Gross commissions and fees	5,706,071	5,515,633	5,186,157
Investment income	61,434	152,002	100,955
Finance charges and fees earned	460,422	553,997	678,740
Other income	13,529	14,050	7,786
Total Revenues	46,769,444	50,372,895	54,916,206

EXPENSES
Losses and loss adjustment expenses	20,592,730	22,182,237	17,826,979
Policy acquisition costs	8,261,324	8,465,047	9,250,989
Salaries and employee benefits	5,631,028	5,709,563	5,861,549
Commissions to agents/brokers	1,279,821	1,002,771	611,200
Other operating expenses	3,020,075	2,940,124	3,012,678
Total Expenses	38,784,978	40,299,742	36,563,395

Income Before Taxes	7,984,466	10,073,153	18,352,811

Income Tax Expense	2,701,450	3,360,709	6,427,345

Net Income	$5,283,016	$6,712,444	$11,925,466

PER SHARE DATA:
Basic
Earnings Per Share	$0.94	$1.20	$2.14
Weighted Average Shares	5,614,730	5,614,025	5,567,883
Diluted Earnings Per Share
Earnings Per Share	$0.93	$1.18	$2.11
Weighted Average Shares	5,656,010	5,681,893	5,652,901

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006

Net income	$5,283,016	$6,712,444	$11,925,466
Other changes in comprehensive income, net of tax:
Unrealized gains on securities classified as
available-for-sale arising during the period	2,988,719	2,132,228	166,150
Comprehensive Income	$8,271,735	$8,844,672	$12,091,616

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Losses)	Earnings	Total

Balance - December 31, 2005	5,496,315	$2,720,487	$(382,224)	$45,065,433	$47,403,696

Net shares issued for exercise of stock options	95,750	313,132	-	-	313,132
Tax benefit from disqualified incentive stock options	-	203,126			203,126
Shares canceled or adjusted	54	-	-	-	-
Change in comprehensive income, net of deferred income tax	-	-	166,150	-	166,150
Net income	-	-	-	11,925,466	11,925,466
Balance - December 31, 2006	5,592,119	$3,236,745	$(216,074)	$56,990,899	$60,011,570

Net shares issued for exercise of stock options	42,672	301,336	-	-	301,336
Tax benefit from disqualified incentive stock options	-	60,786	-	-	60,786
Shares repurchased	(9,483)	(4,660)	-	(110,601)	(115,261)
Change in comprehensive income, net of deferred income tax	-	-	2,132,228	-	2,132,228
Net income	-	-	-	6,712,444	6,712,444
Balance - December 31, 2007	5,625,308	$3,594,207	$1,916,154	$63,592,742	$69,103,103

Shares canceled or adjusted	99	-	-	-	-
Shares repurchased	(51,092)	(25,108)	-	(391,475)	(416,583)
Change in comprehensive income, net of deferred income tax	-	-	2,988,719	-	2,988,719
Net income	-	-	-	5,283,016	5,283,016
Balance - December 31, 2008	5,574,315	$3,569,099	$4,904,873	$68,484,283	$76,958,255

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006

Cash flows from operating activities:
Net income	$5,283,016	$6,712,444	$11,925,466
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	212,028	238,876	238,834
Bond amortization, net	286,907	(34,171)	(66,447)
Net realized gain on sale of fixed maturities	(6,306)	-	(2,617)
Changes in assets and liabilities
Premium, notes and investment income receivable	639,370	982,948	343,736
Reinsurance recoverable	8,813,303	(4,955,568)	3,602,749
Deferred policy acquisition costs	502,955	707,418	925,914
Other assets	47,984	47,038	(53,261)
Unpaid losses and loss adjustment expenses	(16,076,121)	1,134,594	(8,318,431)
Unearned premium	(2,780,494)	(3,691,575)	(4,184,860)
Advance premium and premium deposits	(966,737)	357,047	341,453
Accrued expenses and other liabilities	1,441,623	245,062	(614,364)
Tax benefit from disqualified incentive stock options	-	(60,786)	(203,126)
Income taxes current/deferred	926,869	(1,796,967)	2,362,848
Net Cash Provided (Used) by Operating Activities	(1,675,603)	(113,640)	6,297,894

Cash flows from investing activities:
Purchase of fixed maturity investments	(63,594,497)	(69,740,710)	(68,914,691)
Proceeds from maturity of fixed maturity investments	67,260,000	70,275,000	63,589,500
Proceeds from sale of fixed maturity investments	505,750	-	1,004,000
Net increase in short-term investments	(2,145,874)	(536,152)	(2,318,488)
Additions to property and equipment	(14,347)	(57,030)	(153,410)
Net Cash Provided (Used) by Investing Activities	2,011,032	(58,892)	(6,793,089)

Cash flows from financing activities:
Repurchase of common stock	(416,583)	(115,261)	-
Proceeds from exercise of stock options	-	301,336	313,132
Tax benefit from disqualified incentive stock options	-	60,786	203,126
Net Cash Provided (Used) by Financing Activities	(416,583)	246,861	516,258

Net increase (decrease) in cash	(81,154)	74,329	21,063
Cash at beginning of year	108,864	34,535	13,472
Cash at End of Year	$27,710	$108,864	$34,535

Supplemental cash flow information
Cash paid during the period for:
Interest	-	-	-
Income taxes	$1,800,240	$5,150,701	$4,325,651

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  As described in Note 13, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting that differs from GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect its reported amounts of assets and liabilities and its disclosure of any contingent assets and liabilities at the date of its financial statements, as well as its reported amounts of revenues and expenses during the reporting period.  While every effort is made to ensure the integrity of such estimates, actual results may differ.

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

Accordingly, in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the prior year’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity , and the consolidated statements of cash flows herein have been revised to correct the immaterial error and to reflect the corrected balances as of that date.

The line items in the financial statements that are impacted by this error are detailed in the tables below.

	Consolidated Balance Sheets For the year ended December 31, 2007
	As previously reported	Correction	As corrected

Deferred income taxes	$295,026	$391,884	$686,910
Accrued expenses and other liabilities	$3,887,546	$1,152,599	$5,040,145
Retained earnings	$64,353,457	$(760,715)	$63,592,742

	Consolidated Statements of Operations For the year ended December 31, 2007
	As previously reported	Correction	As corrected

Gross commission and fees	$5,366,031	$149,602	$5,515,633
Income tax provision	$3,309,844	$50,865	$3,360,709
Net income	$6,613,707	$98,737	$6,712,444
	For the year ended December 31, 2006
	As previously reported	Correction	As corrected

Gross commission and fees	$4,987,332	$198,825	$5,186,157
Income tax provision	$6,359,745	$67,600	$6,427,345
Net income	$11,794,241	$131,225	$11,925,466

	Consolidated Statements of Comprehensive Income For the year ended December 31, 2007
	As previously reported	Correction	As corrected

Net income	$6,613,707	$98,737	$6,712,444
Comprehensive income	$8,745,935	$98,737	$8,844,672
	For the year ended December 31, 2006
	As previously reported	Correction	As corrected

Net income	$11,794,241	$131,225	$11,925,466
Comprehensive income	$11,960,391	$131,225	$12,091,616

	Statement of Comprehensive Income For the year ended December 31, 2007
	As previously reported	Correction	As corrected

Retained Earnings - Balance as of 12/31/2006	$57,850,351	$(859,452)	$56,990,899
Net income	$6,613,707	$98,737	$6,712,444
	For the year ended December 31, 2006
	As previously reported	Correction	As corrected

Retained Earnings - Balance as of 12/31/2005	$48,394,373	$(990,677)	$47,403,696
Net income	$11,794,241	$131,225	$11,925,466

	Consolidated Statements of Cash Flows For the year ended December 31, 2007
	As previously reported	Correction	As corrected

Net income	$6,613,707	$98,737	$6,712,444
Accrued expenses and other liabilities	$394,664	$(149,602)	$245,062
Income taxes current/deferred	$(1,847,832)	$50,865	$(1,796,967)
	For the year ended December 31, 2006
	As previously reported	Correction	As corrected

Net income	$11,794,241	$131,225	$11,925,466
Accrued expenses and other liabilities	$(415,539)	$(198,825)	$(614,364)
Income taxes current/deferred	$2,295,248	$67,600	$2,362,848

Investments
Statement of Financial Accounting Standards No. 157 “Fair Value Measurements,” (SFAS No. 157) was adopted by the Company as of January 1, 2008.   SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1 - Financial assets and financial liabilities whose values are based on unadjusted quoted prices in active markets for identical assets.

Level 2 - Financial assets and financial liabilities whose values are based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in non-active markets; or valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

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

The Company’s fixed maturities investments are all classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources in active markets for identical assets with reasonable levels of price transparency.  Fair value measurements are not adjusted for transaction costs.

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

The Company had unrealized investment gain, net of deferred taxes of $4,904,873 as of December 31, 2008, and unrealized investment gains, net of deferred taxes of $1,916,154 as of December 31, 2007.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight line methods over three to seven years.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation became effective January 1, 2007.  The Company had no unrecognized tax benefits and recognized no additional liability or reduction in deferred tax assets as a result of the adoption of FIN 48 effective January 1, 2007.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.  As of December 31, 2008, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.

The Company and its subsidiaries file federal and state income tax returns.  Management does not believe that the ultimate outcome of any future examinations of open tax years will have a material impact on the Company’s results of operations.  Tax years that remain subject to examination by major taxing jurisdictions are 2007 through 2008 for federal income taxes and 2004 through 2008 for California state income taxes.  On April 30, 2008, the Company was notified by the Internal Revenue Service that the Company’s consolidated federal income tax return on Form 1120 for the tax year ended December 31, 2006, was selected for examination.  On December 18, 2008, the Company was notified by the Internal Revenue Service that its Form 1120 for the tax year ended December 31, 2006, was accepted with no change.

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

Revenue Recognition

a.  General Agency Operations

Commissions due the Company are recognized as income on the effective date of the insurance policies.  Policy fee income is recognized on a pro-rata basis over the terms of the policies.

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

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2008	2007

Premium trust funds (1)	$236,104	$1,172,913
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$936,104	$1,872,913

(1)
As required by law, the Company segregates from its operating accounts the premiums collected from insureds which are payable to insurance companies into separate trust accounts.  These amounts are included in cash and short-term investments.

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

Reinsurance

The Company cedes reinsurance to provide for greater diversification of business to allow management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth.  Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and reinsurance recoverable on both paid and unpaid losses, respectively.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2008, all such ceded contracts are accounted for as risk transfer reinsurance.

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way information about operating segments is reported in financial statements.  The Company has identified its insurance company operation as its primary reporting segment.  Revenues from this segment comprised 87% of consolidated revenues for the year ended December 31, 2008, 88% of consolidated revenues for the year ended December 31, 2007, and 89% for the year ended December 31, 2006.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company’s wholly owned subsidiary Crusader Insurance Company (Crusader), which as of December 31, 2008, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  Crusader is a multiple-line property and casualty insurance company, which began transacting business on January 1, 1985.  For the year ended December 31, 2008, 98% of Crusader’s business was commercial multiple peril (CMP) insurance policies.  CMP policies provide a combination of property and liability coverage for businesses.  Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage.  However, Crusader does not write earthquake coverage.  Commercial liability coverages insure against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured premises.  In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2008	2007	2006
Revenues
Insurance company operation	$40,527,988	$44,137,213	$48,942,568

Other insurance operations	17,315,124	18,673,945	20,294,473
Intersegment elimination (1)	(11,073,668)	(12,438,263)	(14,320,835)
Total other insurance operations	6,241,456	6,235,682	5,973,638

Total revenues	$46,769,444	$50,372,895	$54,916,206

Income before income taxes
Insurance company operation	$10,369,791	$11,865,603	$19,589,474
Other insurance operations	(2,385,325)	(1,792,450)	(1,236,663)
Total income before income taxes	$7,984,466	$10,073,153	$18,352,811

Assets
Insurance company operation	$171,700,199	$177,278,243	$167,475,047
Intersegment eliminations (2)	(1,658,771)	(1,537,590)	(1,711,026)
Total insurance company operation	170,041,428	175,740,653	165,764,021
Other insurance operations	14,561,548	18,035,208	22,480,563
Total assets	$184,602,976	$193,775,861	$188,244,584

(1)  Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.

(2)  Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks

In 2008 and 2007, 100% of Crusader’s gross premium written was derived from California.  In 2008 approximately 82% of the $2,754,293 commission and fee income from the Company’s health insurance program was from CIGNA HealthCare medical and dental plan programs.  In 2007 approximately 79% of the $2,320,161 commission and fee income from the Company’s health insurance program was from CIGNA HealthCare medical and dental plan programs.

At December 31, 2008, the Company’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $19,930,307 were as follows:

Name of Reinsurer	A.M. Best Rating		Amount Recoverable

Platinum Underwriters Reinsurance, Inc.	A		$10,883,579
Hannover Ruckversicherungs AG	A		5,600,417
Partners Reinsurance Company of the U.S.	A	+	2,526,231
General Reinsurance Corporation	A	++	488,671
QBE Reinsurance Corporation	A		431,409
Total			$19,930,307

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method and, therefore, has not restated results from prior periods.  Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted but not vested prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Prior to January 1, 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), and FASB Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company elected to continue to apply the intrinsic-value based method of accounting described above and has adopted only the disclosure requirements of SFAS 123, as amended for applicable periods prior to 2006.  In December 2004, FASB Statement No. 123R (SFAS 123R) which revised SFAS 123 was issued and was adopted by the Company in 2006 (see Note 14).

On December 30, 2005, the Company accelerated the vesting of all of its outstanding stock-based compensation awards granted under the Company’s 1999 Omnibus Stock Plan.  All accelerated options were “in the money.” The number of shares covered by the options accelerated totaled 67,500 of which 37,500 were originally scheduled to vest on January 1, 2006, and 30,000 were originally scheduled to vest on January 1, 2007.  The Company accelerated vesting of the options in order to minimize the compensation costs associated with the adoption of SFAS 123R.  All accelerated options were granted to long-term management employees who were not expected to leave the Company prior to the originally scheduled vesting date.  The estimated compensation cost which would be excluded from future periods as a result of the acceleration of the vesting of the options was approximately $89,100.  There were no options granted during 2008 and 2007 and there were no unvested options as of January 1, 2006, on adoption of SFAS 123R; as a result, there were no compensation expenses recorded for the years ended December 31, 2007, and December 31, 2008.

Reinsurance

The Company cedes reinsurance to provide for greater diversification of business, to allow management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2008, all such ceded contracts are accounted for as risk transfer reinsurance.  Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and reinsurance recoverable on both paid and unpaid losses, respectively.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

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

Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities.  In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually.  SFAS No. 157 redefines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Specifically, SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Such considerations include inputs to broker quotes, assumptions regarding future cash flows and use of risk-adjusted discount rates.  The adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) was issued.  SFAS No. 141R replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination.  The Company will adopt SFAS No. 141R for any business combinations initiated after December 31, 2008.

There were no other accounting standards issued during 2008 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – ADVANCE PREMIUM AND PREMIUM DEPOSITS

The insurance company operation records a liability for advance premium that represents the written premium on policies that have been submitted to the Company and are bound, billed, and recorded prior to their effective date of coverage.  These advance premiums are not included in written premium or in the liability for unearned premium.

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

NOTE 3 -  INVESTMENTS
The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008
Available for sale:
Fixed maturities
Certificates of deposit	$400,000	-	-	$400,000
U.S. treasury securities	124,526,227	$7,412,273	-	131,938,500
Industrial and miscellaneous taxable bonds	10,614,127	85,078	$65,725	10,633,480
Total fixed maturities	$135,540,354	$7,497,351	$65,725	$142,971,980

December 31, 2007
Available for sale:
Fixed maturities
Certificates of deposit	$400,000	-	-	$400,000
U.S. treasury securities	130,211,428	$2,811,090	$8,591	133,013,927
State and municipal tax-exempt bonds	15,045	-	5	15,040
Industrial and miscellaneous taxable bonds	9,365,735	108,295	7,525	9,466,505
Total fixed maturities	$139,992,208	$2,919,385	$16,121	$142,895,472

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	Year ended December 31
	2008	2007	2006

Gross unrealized appreciation of fixed maturities:	$7,497,351	$2,919,385	$147,107
Gross unrealized (depreciation) of fixed maturities:	(65,725)	(16,121)	(474,493)
Net unrealized appreciation (depreciation) on investments	7,431,626	2,903,264	(327,386)
Deferred federal tax income (expense)	(2,526,753)	(987,110)	111,312
Net unrealized appreciation (depreciation), net of deferred income taxes	$4,904,873	$1,916,154	$(216,074)

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2008, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$42,875,272	$43,496,590
Due after one year through five years	92,665,082	99,475,390
Due after five years through ten years	-	-
Total fixed maturities	$135,540,354	$142,971,980

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2008, and December 31, 2007.

Year Ended	Amortized		Gross
December 31	Cost	Fair Value	Unrealized Loss

2008
0-6 months	$5,590,110	$5,524,385	$65,725
7-12 months	-	-	-
Over 12 months	-	-	-
Total	$5,590,110	$5,524,385	$65,725
2007
0-6 months	$7,080,404	$7,071,870	$8,534
7-12 months	-	-	-
Over 12 months	2,917,362	2,909,775	7,587
Total	$9,997,766	$9,981,645	$16,121

At December 31, 2008, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of three investment grade industrial securities.

At December 31, 2007, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of U.S. treasury securities.  The fixed maturity investments with a gross unrealized loss position for a continuous period over 12 months consisted of U.S. treasury securities, investment grade industrial securities, and pre-refunded municipal bonds.

The Company monitors its investments closely.  If an unrealized loss is determined to be other than temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.  The Company has concluded that the gross unrealized losses of $65,725 at December 31, 2008, were temporary in nature.  However, facts and circumstances may change, which could result in a decline in fair value considered to be other than temporary.  The Company sold one fixed maturity investment in the year ended December 31, 2008, with net realized gain in the amount of $6,306.  The Company did not sell any fixed maturity investment in the year ended December 31, 2007.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2008	2007

U.S. government money market fund	$5,585,395	$2,425,807
Commercial paper	-	3,887,322
Short-term U.S. treasury bills	399,953	393,768
Bank money market accounts	3,312,140	444,781
Certificates of deposit	200,000	200,000
Bank savings accounts	4,545	4,481
Total short-term investments	$9,502,033	$7,356,159

The Company manages its own investment portfolio.  A summary of net investment and related income is as follows:

	Year ended December 31
	2008	2007	2006

Fixed maturities	$5,730,182	$6,448,349	$5,824,510
Realized gains on fixed maturities	6,306	-	2,617
Short-term investments	160,556	398,774	179,907
Total investment income	$5,897,044	$6,847,123	$6,007,034

NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)

Property and equipment consist of the following:

	Year ended December 31
	2008	2007

Furniture, fixtures, computer, and office equipment	$2,142,902	$2,407,480
Accumulated depreciation	1,783,349	1,850,246
Net property and equipment	$359,553	$557,234

Depreciation is computed using straight line methods over 3 to 7 years.

NOTE 5 - PREMIUMS, COMMISSIONS AND NOTES RECEIVABLE, NET

Premiums, commissions and notes receivable, net, are as follows:

	Year ended December 31
	2008	2007

Premiums and commission receivable	$2,278,608	$2,118,434
Premium finance notes receivable	2,407,568	2,957,604
Total premiums and notes receivable	4,686,176	5,076,038
Less allowance for doubtful accounts	5,397	9,392
Net premiums and notes receivable	$4,680,779	$5,066,646

Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.

Bad debt expense for the year ended December 31, 2008, and the year ended December 31, 2007, were $6,439 and $15,253, respectively.  Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elected to finance their premiums over the policy term.  These notes are net of unearned finance charges.

NOTE 6 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2008	2007	2006

Direct reserves
Case reserves	$18,720,695	$26,129,055	$21,796,117
IBNR reserves	59,933,895	68,601,656	71,800,000
Total direct reserves	$78,654,590	$94,730,711	$93,596,117

Reserves net of reinsurance
Case reserves	$17,365,877	$21,450,234	$18,776,430
IBNR reserves	41,473,140	44,855,053	51,300,000
Total net reserves	$58,839,017	$66,305,287	$70,076,430

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2008		2007		2006
CMP	$73,339,513	93.2%	$90,126,649	95.1%	$90,604,178	96.8%
Other Liability	5,271,612	6.7%	4,524,684	4.8%	2,736,790	2.9%
Other	43,465	0.1%	79,378	0.1%	255,149	0.3%
Total	$78,654,590	100.0%	$94,730,711	100.0%	$93,596,117	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2008	2007	2006

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$66,305,287	$70,076,430	$76,235,467

Incurred losses and loss adjustment expenses
Provision for insured events of current year	24,149,531	26,300,338	29,997,662
Decrease in provision for events of prior years	(3,556,801)	(4,118,101)	(12,170,683)
Total losses and loss adjustment expenses	20,592,730	22,182,237	17,826,979

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	7,803,644	7,816,422	6,728,798
Losses and loss adjustment expenses attributable to insured events of prior years	20,255,356	18,136,958	17,257,218
Total payments	28,059,000	25,953,380	23,986,016

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	58,839,017	66,305,287	70,076,430

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	19,815,573	28,425,424	23,519,687
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance *	$78,654,590	$94,730,711	$93,596,117

* In accordance with Financial Accounting Standards Board Statement No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the consolidated balance sheet.

The Company’s net loss and loss adjustment expense reserve was $58,839,017 as of December 31, 2008.  Since underwriting profit is a significant part of income, a small percentage of change in reserve estimates may result in a substantial effect on future reported earnings.  Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.  Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, one must consider the varying probabilities that the development pattern is off in varying degrees.  If future development ultimately ends up being five percent different than the Company’s 2008 reserve, approximately $2.9 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statement of Operations in future periods.  A variance of five percent of net loss and loss adjustment expense reserves is not an unlikely scenario.  Similarly, a variance of ten percent of the Company’s 2008 reserves would be reflected in approximately $5.9 million in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.  This is also not an unlikely scenario.  Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

NOTE 7 - DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of Crusader’s deferred policy acquisition costs:

	Year ended December 31
	2008	2007	2006

Deferred policy acquisition costs at beginning of year	$5,722,847	$6,430,265	$7,356,179
Policy acquisition costs incurred during year	7,758,369	7,757,629	8,325,075
Policy acquisition costs amortized during year	(8,261,324)	(8,465,047)	(9,250,989)
Deferred policy acquisition costs at end of year	$5,219,892	$5,722,847	$6,430,265

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

NOTE 8 - LEASE COMMITMENT TO RELATED PARTY

The lease commitment provides for the following minimum annual rental commitments:

Year ending
December 31, 2009	$1,066,990
December 31, 2010	1,066,990
December 31, 2011	1,066,990
December 31, 2012 (through March 31, 2012)	266,747
Total minimum payments	$3,467,717

The Company presently occupies an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's president, chairman, and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012.  In addition, the lease extension provides for two, five-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.  The total rent expense under this lease agreement was $1,066,990 for the year ended December 31, 2008, $1,056,730 for the year ended December 31, 2007, and $1,025,952 for the year ended December 31, 2006.

NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2008	2007

Premium payable	$1,547,471	$1,757,368
Unearned contingent commission on reinsurance treaty	2,500,211	746,445
Unearned policy fee income	1,067,973	1,152,599
Profit sharing plan contributions	680,171	702,000
Accrued salaries	447,820	430,165
Commission payable	131,656	160,104
Other	106,466	91,464
Total accrued expenses and other liabilities	$6,481,768	$5,040,145

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

Crusader’s primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating		Retention	Annual Aggregate Deductible

2005 – 2008	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A		$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A		$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A		$250,000	$500,000

2002	Partner Reinsurance Company of the U.S.	A	+	$250,000	$675,000

2000 - 2001	Partner Reinsurance Company of the U.S.	A	+	$250,000	$500,000

1998 - 1999	General Reinsurance Corporation	A	++	$250,000	$750,000

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

The 2008 and 2007 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  In March 2007, the Company received an advance of $1 million from its reinsurer; and in February 2008 the Company received an additional $2,419,940 to be applied against future contingent commission earned, if any.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of December 31, 2008, the Company recorded $2,500,211 of these payments as an advance from its reinsurer and it is included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  As of December 31, 2008, the Company recognized $919,729 of contingent commission, of which $666,174 was recognized in the year ended December 31, 2008, and $253,555 was recognized in the year ended December 31, 2007.

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

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2008, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of earned premium ceded to the reinsurers was $8,771,069 for the year ended December 31, 2008; $11,532,308 for the year ended December 31, 2007; and $13,758,424 for the year ended December 31, 2006.

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

The effect of reinsurance on premiums written, premiums earned, and incurred losses are as follows:

	Year ended December 31
	2008	2007	2006
Premiums written:
Direct business	$39,940,270	$44,970,399	$51,913,967
Reinsurance assumed	-	-	-
Reinsurance ceded	(8,765,066)	(11,557,654)	(13,747,103)
Net premiums written	$31,175,204	$33,412,745	$38,166,864

Premiums earned:
Direct business	$42,720,764	$48,661,973	$56,692,213
Reinsurance assumed	-	-	-
Reinsurance ceded	(8,771,069)	(11,532,308)	(13,758,424)
Net premiums earned	$33,949,695	$37,129,665	$42,933,789

Incurred losses and loss adjustment expenses:
Direct	$19,251,266	$30,375,724	$20,816,321
Assumed	-	-	-
Ceded	1,341,464	(8,193,487)	(2,989,342)
Net incurred losses and loss adjustment expenses	$20,592,730	$22,182,237	$17,826,979

Earned reinsurance ceded premium as a percentage of direct earned premium was 21% in 2008, 24% in 2007 and 24% in 2006.

NOTE 12 - RETIREMENT PLANS

Profit Sharing Plan

During the fiscal year ended March 31, 1986, the Company adopted the Unico American Corporation Profit Sharing Plan.  Company employees who are at least 21 years of age and have been employed by the Company for at least two years are participants in this plan.  Pursuant to the terms of this plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors.  Participants must be employed by the Company on the last day of the plan year to be eligible for contribution.  Participants are entitled to receive distribution of benefits under this plan upon retirement, termination of employment, death, or disability.

Money Purchase Plan

During the year ended December 31, 1999, the Company adopted the Unico American Corporation Money Purchase Plan.  This plan covers the present executive officers of the Company.  Pursuant to the terms of this plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors.  However, amounts contributed to the Unico American Corporation Profit Sharing Plan will be considered first in determining the actual amount available under the Internal Revenue Service maximum contribution limits.  Participants must be employed by the Company on the last day of the plan year to be eligible for contribution.  Participants are entitled to receive distribution of benefits under this plan upon retirement, termination of employment, death, or disability.

Retirement plan expenses were as follows:

Year ended December 31, 2008	$852,305
Year ended December 31, 2007	$901,742
Year ended December 31, 2006	$896,063

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

Crusader Insurance Company statutory capital and surplus are as follows:

As of December 31, 2008	$64,736,230
As of December 31, 2007	$57,862,334

Crusader Insurance Company statutory net income is as follows:

Year ended December 31, 2008	$7,067,715
Year ended December 31, 2007	$8,194,562
Year ended December 31, 2006	$13,396,732

The California Department of Insurance (the Insurance Department) conducts periodic financial examinations of Crusader.  The Insurance Department has completed a financial examination of Crusader’s December 31, 2004, statutory financial statements.  A final report on the examination was issued by the Insurance Department on May 10, 2006.  No significant issues were reflected in the final report.

The Company believes that Crusader's statutory capital and surplus were sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve (12) month period without prior approval of the California Department of Insurance.  Presently, without prior approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year.  Based on Crusader’s statutory net income for the year ended December 31, 2008, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2009 is $7,067,715.  There were no dividends paid by Crusader to Unico in 2008, 2007, or in 2006.

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies.  The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk, and off-balance sheet risk).  These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels.  The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.  A company's RBC is required to be disclosed in its statutory annual statement.  The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval.  Crusader’s adjusted capital at December 31, 2008, was 849% of authorized control level risk-based capital.

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

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties.  In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action.  Subsequently, a more comprehensive review of the ratio results and the insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention.  In 2008, the Company was not outside the usual values on any of the thirteen IRIS ratio tests.

NOTE 14 - STOCK PLANS

The Company’s 1999 Omnibus Stock Plan that covers 500,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999.  On August 26, 1999, the Company granted 135,000 incentive stock options.  As of December 31, 2008, 60,000 of those options were outstanding and exercisable, 30,000 options had been exercised, and 45,000 options had been terminated.  These options expire 10 years from the date of the grant.

On December 18, 2002, the Company granted 182,000 incentive stock options under the Company’s 1999 Omnibus Stock Plan.  On December 30, 2005, the Company accelerated the vesting of 37,500 options that were originally scheduled to vest on January 1, 2006, and 30,000 options that were originally scheduled to vest on January 1, 2007 (see Note 1).  As of December 31, 2008, 64,650 of those options were outstanding and exercisable, 114,850 options had been exercised, and 2,500 options had been terminated.  These options expire 10 years from the date of the grant.

The changes in the number of common shares under option are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	268,000	$5.286
Options granted	-	-
Options exercised	(95,750)	3.270
Options terminated	-	-
Outstanding at December 31, 2006	172,250	6.407
Options granted	-	-
Options exercised	(42,600)	6.331
Options terminated	(5,000)	9.250
Outstanding at December 31, 2007	124,650	6.065
Options granted	-	-
Options exercised	-	-
Options terminated	-	-
Outstanding at December 31, 2008	124,650	$6.065

Options exercisable were 124,650 at December 31, 2008, at a weighted average exercise price of $6.065; 124,650 at December 31, 2007, at a weighted average exercise price of $6.065; 172,250 at December 31, 2006, at a weighted average exercise price of $6.407.  Aggregate intrinsic value of outstanding and currently exercisable options at December 31, 2008, was $266,069.

The following table summarizes information regarding the stock options outstanding at December 31, 2008:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options

$9.25	60,000	0.65	$9.25	60,000	$9.25
$3.11	64,650	3.96	$3.11	64,650	$3.11

NOTE 15 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2008	2007	2006
Current provision:
Federal	$2,750,054	$3,221,567	$6,137,538
State	9,040	8,701	11,537
Total federal and state	2,759,094	3,230,268	6,149,075
Deferred	(57,644)	130,441	278,270
Provision for taxes	$2,701,450	$3,360,709	$6,427,345

The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the following table:

	Year ended December 31
	2008	2007	2006

Computed income tax expense	$2,714,718	$3,424,872	$6,239,956
Tax effect of:
State tax, net of federal tax benefit	(40,524)	(40,339)	90,623
Federal tax in excess of 34%	-	-	173,196
Tax exempt income	(132)	(265)	(3,184)
Other	27,388	(23,559)	(73,246)
Income tax per financial statements	$2,701,450	$3,360,709	$6,427,345

The deferred income tax expense related to the unrealized gains on securities classified as available-for-sale was $1,539,643 for the year ended December 31, 2008, $1,098,420 for the year ended December 31, 2007 and $85,592 for the year ended December 31, 2006.

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

	Year ended December 31
	2008	2007
Deferred tax assets:
Discount on loss reserves	$2,000,939	$1,989,844
Unearned premiums	1,382,477	1,562,626
Unearned policy fee income	363,111	391,884
State income tax deductible in future periods	228,879	185,701
Other	134,655	348,101
Total deferred tax assets	$4,110,061	$4,478,156

Deferred tax liabilities:
Deferred acquisition costs	$1,774,763	$1,945,768
Unrealized gain on investments	2,526,753	987,110
State tax on undistributed insurance company earnings	515,692	659,821
Tax depreciation in excess of book depreciation	86,592	129,540
Other	1,349	69,007
Total deferred tax liabilities	$4,905,149	$3,791,246

Net deferred tax assets (liabilities)	$(795,088)	$686,910

Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns.  Pursuant to the tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes, or in the case of losses tax credits, at current corporate rates based on their own taxable income or loss.  The Company files income tax returns under U.S. federal and various state jurisdictions.  The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2007 and state income tax examination for years before 2004.  There are no ongoing examinations of income tax returns by federal or state tax authorities.

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

NOTE 16 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market from time to time.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire up to 500,000 shares of the Company’s common stock in the open market from time to time.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the twelve months ended December 31, 2008, the Company repurchased 51,092 shares of the Company’s common stock at a cost of $416,583 of which $25,108 was allocated to capital and $391,475 was allocated to retained earnings.  As of December 31, 2008, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 515,467 shares of common stock. During the months of January and February 2009, the Company purchased and retired an additional 6,688 shares of its common stock at a total cost of $51,866.  The Company has or will retire all stock purchased.

NOTE 17 - EARNINGS PER SHARE
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	Year ended December 31
	2008	2007	2006
Basic Earnings Per Share
Net income numerator	$5,283,016	$6,712,444	$11,925,466
Weighted average shares outstanding denominator	5,614,730	5,614,025	5,567,883

Per share amount	$0.94	$1.20	$2.14

Diluted Earnings Per Share
Net income numerator	$5,283,016	$6,712,444	$11,925,466

Weighted average shares outstanding	5,614,730	5,614,025	5,567,883
Effect of diluted securities	41,280	67,868	85,018
Diluted shares outstanding denominator	5,656,010	5,681,893	5,652,901

Per share amount	$0.93	$1.18	$2.11

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2008 and 2007 is as follows.

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2008
Total revenues	$12,268,120	$11,822,394	$11,529,132	$11,149,798
Income before taxes	$1,446,301	$1,166,186	$2,192,290	$3,179,689
Net income	$959,990	$780,960	$1,445,340	$2,096,726
Earnings per share:Basic	$0.17	$0.14	$0.26	$0.38
Diluted	$0.17	$0.14	$0.26	$0.37

Calendar Year 2007
Total revenues originally reported	$12,845,975	$12,638,966	$12,480,249	$12,258,103
Immaterial error correction *	51,077	60,072	18,467	19,986
Total revenue, as adjusted	$12,897,052	$12,699,038	$12,498,716	$12,278,089

Income before taxes originally reported	$2,525,361	$2,451,914	$2,172,297	$2,773,979
Immaterial error correction *	51,077	60,072	18,467	19,986
Income before taxes, as adjusted	$2,576,438	$2,511,986	$2,190,764	$2,793,965

Net income originally reported	$1,688,588	$1,626,324	$1,534,251	$1,764,544
Immaterial error correction *	33,711	39,648	12,188	13,190
Net income, as adjusted	$1,722,299	$1,665,972	$1,546,439	$1,777,734

Earnings per share:Basic
Earnings per share originally reported	$0.30	$0.29	$0.27	$0.32
Earnings per share: Basic, as adjusted	$0.31	$0.30	$0.27	$0.32

Earnings per share: Diluted
Earnings per share originally reported	$0.30	$0.29	$0.27	$0.31
Earnings per share: Diluted, as adjusted	$0.30	$0.29	$0.27	$0.31

*  See Note 1

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.”  Based upon its assessment, the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

 (a)  Financial Statements, Schedules and Exhibits:

1.  Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2008, are contained herein as listed in the Index to Consolidated Financial Statements on page 42.

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

3.  Exhibits:

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
3.2	By-Laws of Registrant, as amended effective April 1, 2009.
10.1	Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985.)*
10.2
The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)

10.3
The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986.  (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.4	The Lease Amendment #2 dated March,23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986.
10.5	1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*
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

Date:  March 26, 2009
UNICO AMERICAN CORPORATION

                          By:     /s/ Erwin Cheldin

                Erwin Cheldin
                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erwin Cheldin Erwin Cheldin	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 26, 2009

/s/ Lester A. Aaron Lester A. Aaron	Treasurer, Chief Financial Officer and Director (Principal Accounting and Principal Financial Officer)	March 26, 2009

/s/ Cary L. Cheldin Cary L. Cheldin	Executive Vice President and Director	March 26, 2009

/s/ Terry L. Kinigstein Terry L. Kinigstein	Vice President, Secretary and Director	March 26, 2009

/s/ George C. Gilpatrick	Director	March 26, 2009
George C. Gilpatrick

/s/ Jon P. Kocourek	Director	March 26, 2009
Jon P. Kocourek

/s/ David A. Lewis	Director	March 26, 2009
David A. Lewis

/s/ Warren D. Orloff	Director	March 26, 2009
Warren D. Orloff

/s/ Donald B. Urfrig	Director	March 26, 2009
Donald B. Urfrig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation:

Under date of March 30, 2009, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, as contained in the 2008 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 30, 2009

 SCHEDULE II

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS - PARENT COMPANY ONLY

	December 31	December 31
	2008	2007

ASSETS

Investments
Short-term investments	$2,786	$2,725
Total investments	2,786	2,725
Cash	12,982	5,743
Investments in subsidiaries	86,551,577	83,407,324
Property and equipment (net of accumulated depreciation)	359,553	557,234
Other assets	153,916	509,170
Total Assets	$87,080,814	$84,482,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$86,969	$123,646
Payables to subsidiaries (net of receivables) (1)	9,476,986	15,255,447
Income taxes payable	558,604	-
Total Liabilities	$10,122,559	$15,379,093

STOCKHOLDERS’ EQUITY

Common stock	$3,569,099	$3,594,207
Accumulated other comprehensive	4,904,873	1,916,154
Retained earnings	68,484,283	63,592,742
Total Stockholders’ Equity	$76,958,255	$69,103,103

Total Liabilities and Stockholders’ Equity	$87,080,814	$84,482,196

(1) The Company and its wholly owned subsidiaries file consolidated federal and combined California income tax returns.  Pursuant to a tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes, or in the case of losses, tax credits at current corporate rates based on their own taxable income or loss.  The payable to subsidiaries includes their income tax receivable or liability included in the consolidated return.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes.  See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31

	2008	2007	2006

REVENUES

Net investment income	$729	$1,735	$529
Other income	13,100	14,078	7,663
Total Revenue	13,829	15,813	8,192

EXPENSES

General and administrative expenses	3,333	8,552	1,818
Income before equity in net income of subsidiaries	10,496	7,261	6,374
Equity in net income of subsidiaries	5,272,520	6,705,183	11,919,092
Net Income	$5,283,016	$6,712,444	$11,925,466

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends from American Acceptance Corporation of $1,000,000 and $400,000 in the years ended December 31, 2008 and December 31, 2007, respectively.

Unico was reimbursed certain expenses by its subsidiaries.  These expenses included depreciation and amortization of $212,028, $238,876, and $238,833 for the years ended December 31, 2008, 2007, and 2006, respectively.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes.  See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31

	2008	2007	2006
Cash flows from operating activities:
Net income	$5,283,016	$6,712,444	$11,925,466

Adjustments to reconcile net income to net cash from operations
Undistributed equity in net income of subsidiaries	(5,272,520)	(6,705,183)	(11,919,092)
Depreciation and amortization	212,028	238,876	238,833
Accrued expenses and other liabilities	(36,677)	(41,974)	9,268
Accrued investment and other income	-	5,000	7,902
Tax benefit from disqualified incentive stock options	-	(60,785)	(203,126)
Other assets	355,254	(319,826)	281,098
Net cash provided (used) from operations	541,101	(171,448)	340,349

Cash flows from investing activities
Decrease (increase) in short-term investments	(61)	7,016	(383)
Additions to property and equipment	(14,347)	(57,030)	(153,409)
Net cash used by investing activities	(14,408)	(50,014)	(153,792)

Cash flows from financing activities
Proceeds from exercise of stock options	-	301,336	313,132
Tax benefit from disqualified incentive stock options	-	60,785	203,126
Repurchase of common stock	(416,583)	(115,261)	-
Net change in payables and receivables from subsidiaries	(102,871)	(25,470)	(704,017)
Net cash provided (used) by financing activities	(519,454)	221,390	(187,759)

Net (decrease) in cash	7,239	(72)	(1,202)

Cash at beginning of year	5,743	5,815	7,017

Cash at end of year	$12,982	$5,743	$5,815

The condensed financial information should be read in conjunction with the consolidated financial statements and notes.  See accompanying report of independent registered accounting firm.

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Benefits,				Benefits,	Amortization
	Deferred	Losses,				Claims,	of Deferred
	Policy	and Loss			Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premium
	Cost	Expenses	Premiums	Revenue	Income	Expenses	Costs	Costs	Written

Year Ended
December 31, 2008
Property &
Casualty	$5,219,892	$78,654,590	$19,962,118	$33,949,695	$5,829,304	$20,592,730	$8,261,324	$586,556	$31,175,204

Year Ended
December 31, 2007
Property &
Casualty	$5,722,847	$94,730,711	$22,742,612	$37,129,665	$6,695,121	$22,182,237	$8,465,047	$1,032,591	$33,412,745

Year Ended
December 31, 2006
Property &
Casualty	$6,430,265	$93,596,117	$26,434,187	$42,933,789	$5,906,079	$17,826,979	$9,250,989	$1,691,629	$38,166,864