Form 10-Q
period 2009-03-31
UNICO AMERICAN CORP
filed 2009-05-15
CIK 100716

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes__      No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerator filer and large accelerator in Rule 12b-2 of the Exchange Act.  (Check one):

                 Large accelerated filer __                                             Accelerated filer __

                 Non-accelerated filer __                                               Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes __  No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2009
Common Stock, $0 Par value per share	5,567,627

1 of 19

 PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at market value (amortized cost: March 31, 2009 $130,451,606; December 31, 2008 $135,540,354)	$136,812,057	$$142,971,980
Short-term investments, at cost	12,485,645	9,502,033
Total Investments	149,297,702	152,474,013
Cash	32,745	27,710
Accrued investment income	1,056,086	1,301,238
Premiums and notes receivable, net	5,789,949	4,680,779
Reinsurance recoverable:
Paid losses and loss adjustment expenses	1,095,915	114,734
Unpaid losses and loss adjustment expenses	18,726,174	19,815,573
Deferred policy acquisition costs	5,365,368	5,219,892
Property and equipment (net of accumulated depreciation)	359,690	359,553
Other assets	616,635	609,484
Total Assets	$182,340,264	$184,602,976

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$75,444,670	$78,654,590
Unearned premiums	20,704,980	19,962,118
Advance premium and premium deposits	1,630,726	1,192,553
Income taxes payable	584,228	558,604
Deferred income taxes	273,598	795,088
Accrued expenses and other liabilities	6,473,404	6,481,768
Dividends payable	1,002,173	-
Total Liabilities	$106,113,779	$107,644,721

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,567,627 at
March 31, 2009, and 5,574,315 at December 31, 2008	$3,565,813	$$3,569,099
Accumulated other comprehensive income	4,197,898	4,904,873
Retained earnings	68,462,774	68,484,283
Total Stockholders’ Equity	$76,226,485	$76,958,255

Total Liabilities and Stockholders' Equity	$182,340,264	$184,602,976

See notes to unaudited consolidated financial statements.

2 of 19

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31
	2009	2008
REVENUES
Insurance Company Revenues
Premium earned	$9,874,147	$11,146,946
Premium ceded	2,254,988	2,222,180
Net premium earned	7,619,159	8,924,766
Net investment income	1,223,860	1,597,066
Net realized investment gains	-	6,306
Other income	204,310	114,638
Total Insurance Company Revenues	9,047,329	10,642,776

Other Revenues from Insurance Operations
Gross commissions and fees	1,439,854	1,471,364
Investment income	267	25,448
Finance charges and fees earned	98,875	124,521
Other income	2,102	4,011
Total Revenues	10,588,427	12,268,120

EXPENSES
Losses and loss adjustment expenses	4,634,653	6,195,706
Policy acquisition costs	1,953,859	2,080,971
Salaries and employee benefits	1,428,949	1,437,039
Commissions to agents/brokers	313,791	321,491
Other operating expenses	709,596	786,612
Total Expenses	9,040,848	10,821,819

Income Before Taxes	1,547,579	1,446,301
Income Tax Provision	518,335	486,311
Net Income	$1,029,244	$959,990

PER SHARE DATA
Basic
Earnings Per Share	$0.18	$0.17
Weighted Average Shares	5,569,256	5,625,308

Diluted
Earnings Per Share	$0.18	$0.17
Weighted Average Shares	5,607,071	5,669,634

See notes to unaudited consolidated financial statements.

3 of 19

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31
	2009	2008

Net Income	$1,029,244	$959,990
Other changes in comprehensive income, net of tax:
Unrealized gains (losses) on securities classified as available-for-sale arising during the period	(706,975)	1,712,360
Comprehensive Income	$322,269	$2,672,350

See notes to unaudited consolidated financial statements.

4 of 19

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2009	2008
Cash Flows from Operating Activities:
Net Income	$1,029,244	$959,990
Adjustments to reconcile net income to net cash from operations
Depreciation	48,917	52,985
Bond amortization, net	84,747	56,744
Net realized investment gains	-	(6,306)
Changes in assets and liabilities
Premium, notes and investment income receivable	(864,018)	576,834
Reinsurance recoverable	108,218	3,265,106
Deferred policy acquisitions costs	(145,476)	199,227
Other assets	(9,345)	(80,580)
Reserve for unpaid losses and loss adjustment expenses	(3,209,920)	(5,644,950)
Unearned premium reserve	742,862	(1,195,733)
Funds held as security and advanced premiums	438,173	381,041
Accrued expenses and other liabilities	(8,364)	2,695,404
Income taxes current/deferred	(129,472)	488,870
Net Cash (Used) Provided by Operations	(1,914,434)	1,748,632

Investing Activities
Purchase of fixed maturity investments	(2,195,999)	(11,185,123)
Proceeds from maturity of fixed maturity investments	7,200,000	16,510,000
Proceeds from sale of fixed maturity investments	-	505,750
Net (increase) in short-term investments	(2,983,612)	(7,629,467)
Additions to property and equipment	(49,054)	(12,220)
Net Cash Provided (Used) by Investing Activities	1,971,335	(1,811,060)

Financing Activities
Repurchase of common stock	(51,866)	-
Net Cash Used by Financing Activities	(51,866)	-

Net increase (decrease) in cash	5,035	(62,428)
Cash at beginning of period	27,710	108,864
Cash at End of Period	$32,745	$46,436

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$650,000	-

See notes to unaudited consolidated financial statements.

5 of 19

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 2 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS No. 123) (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method.  Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

There were no options granted on or after January 1, 2006; and there were no unvested options as of January 1, 2006, on adoption of SFAS 123R.  As a result, there were no share-based compensation expenses recorded for the three months ended March 31, 2009 and 2008.

NOTE 3 – REPURCHASE OF COMMON STOCK - EFFECTS ON STOCKHOLDERS’ EQUITY

In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market from time to time.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire up to 500,000 shares of the Company’s common stock in the open market from time to time.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the three months ended March 31, 2009, the Company repurchased 6,688 shares of the Company’s common stock at a cost of $51,866 of which $3,286 was allocated to capital and $48,580 was allocated to retained earnings.  As of March 31, 2009, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 508,779 shares of common stock.

6 of 19

NOTE 4 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008:
	Three Months Ended
	March 31
	2009	2008
Basic Earnings Per Share
Net income numerator	$1,029,244	$959,990

Weighted average shares outstanding denominator	5,569,256	5,625,308

Basic Earnings Per Share	$0.18	$0.17

Diluted Earnings Per Share
Net income numerator	$1,029,244	$959,990

Weighted average shares outstanding	5,569,256	5,625,308
Effect of diluted securities	37,815	44,326
Diluted shares outstanding denominator	5,607,071	5,669,634

Diluted Earnings Per Share	$0.18	$0.17

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is assessing the impact of adopting FSP FAS 115-2 and FAS 124-2 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is assessing the impact of adopting FSP FAS 157-4 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is assessing the impact of adopting FSP FAS 107-1 and APB 28-1 on the Company’s consolidated financial statements.

There were no other accounting standards issued during 2009 that are expected to have a material impact on the Company’s consolidated financial statements.

7 of 19

NOTE 6 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation became effective January 1, 2007.  The Company had no unrecognized tax benefits and recognized no additional liability or reduction in deferred tax assets as a result of the adoption of FIN 48 effective January 1, 2007.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.  As of March 31, 2009, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.

NOTE 7 - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way information about operating segments is reported in financial statements.  The Company has identified its insurance company operation as its primary reporting segment.  Revenues from this segment comprised 85% of consolidated revenues for the three months ended March 31, 2009, and 87% of consolidated revenues for the three months ended March 31, 2008.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2009	2008
Revenues
Insurance company operation	$9,047,329	$10,642,776

Other insurance operations	4,653,297	4,516,229
Intersegment elimination (1)	(3,112,199)	(2,890,885)
Total other insurance operations	1,541,098	1,625,344

Total Revenues	$10,588,427	$12,268,120

Income Before Income Taxes
Insurance company operation	$1,846,956	$2,005,177
Other insurance operations	(299,377)	(558,876)
Total Income Before Income Taxes	$1,547,579	$1,446,301

	As of
	March 31	December 31
	2009	2008
Assets
Insurance company operation	$160,525,189	$171,700,199
Intersegment eliminations (2)	(3,434,201)	(1,658,771)
Total insurance company operation	157,090,988	170,041,428

Other insurance operations	25,249,276	14,561,548

Total Assets	$182,340,264	$184,602,976

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

8 of 19

NOTE 8 - FAIR VALUE ON FIXED MATURITY INVESTMENTS

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

The Company had unrealized investment gain, net of deferred taxes of $4,197,898 as of March 31, 2009, as compared to an unrealized investment gains, net of deferred taxes of $4,904,873 as of December 31, 2008.

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

9 of 19

The Company had a net income of $1,029,244 for the three months ending March 31, 2009, compared to net income of $959,990 for the three months ended March 31, 2008, an increase in net income of  $69,254 (7%).  This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks.  It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation.  The insurance company operation generated approximately 85% of consolidated revenues for the three months ended March 31, 2009, and approximately 87% of consolidated revenues for the three months ended March 31, 2008.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive in the areas of price, coverage, and service.  It is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity.  The property and casualty insurance industry includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company.  In addition, Crusader competes not only with other insurance companies but also with other general agencies.  Many of those general agencies offer more products than the Company.

Effective January 27, 2009, A.M. Best Company upgraded Crusader’s financial strength rating to A- (Excellent) from B++ (Good), and revised Crusader’s rating outlook to stable from positive.  In addition, Crusader’s Issuer Credit Rating was upgraded to a- (Excellent) from bbb+ (Good).

For the three months ended March 31, 2009, premium written before reinsurance increased $665,796 (7%) to $10,617,009 for the three months ended March 31, 2009, compared to $9,951,213 for the three months ended March 31, 2008.  The increase in premium written before reinsurance is primarily attributed to new products introduced by the Company beginning in July 2008.  The principal method of competition among competitors is based on price.  While the Company attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can continue to grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended March 31
	2009	2008	Increase (Decrease)

Net premium earned	$7,619,159	$8,924,766	$(1,305,607)

Less:
Losses and loss adjustment expenses	4,634,653	6,195,706	(1,561,053)
Policy acquisition costs	1,953,859	2,080,971	(127,112)
Total	6,588,512	8,276,677	(1,688,165)

Underwriting Profit (Before Income Taxes)	$1,030,647	$648,089	$382,558

10 of 19

The $382,558 (59%) increase in underwriting profit (before income tax) for the three months ended March 31, 2009, as compared to the prior year period is primarily the result of a $1,561,053 (25%) decrease in losses and loss adjustment expenses, offset by a $1,305,607 (15%) decrease in net premium earned.  Losses and loss adjustment expenses were 61% of net premium earned for the three months ended March 31, 2009, compared to 69% of net premium earned for the three months ended March 31, 2008.  The decrease in losses and loss adjustment expenses as compared to the prior year period is primarily due to a decrease in current accident year losses incurred and an increase in favorable development of prior accident years’ losses and loss adjustment expenses.  In the three months ended March 31, 2009, current accident year losses incurred were approximately 70% of net premium earned and the Company incurred favorable development of prior years’ losses of $706,642. In the three months ended March 31, 2008, current accident year losses incurred were approximately 73% of net premium earned and the Company incurred favorable development of prior years’ losses of $358,773.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income.  Excluding investment and other income, these operations accounted for approximately 15% of total revenues in the three months ended March 31, 2009, and approximately 13% of total revenues in the three months ended March 31, 2008.

Investments and Liquidity
The Company generates revenue from its investment portfolio, which consisted of approximately $142.9 million (at amortized cost) at March 31, 2009, compared to $145.0 million (at amortized cost) at December 31, 2008.  Investment income decreased $398,387 (25%) to $1,224,127 for the three months ended March 31, 2009, compared to $1,622,514 for the three months ended March 31, 2008.  The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 3.4% for the three months ended March 31, 2009, from 4.4% for the three months ended March 31, 2008.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  As of March 31, 2009, the Company had cash and investments of $142,969,996 (at amortized cost) of which $137,427,865 (96%) were investments of Crusader.

As of March 31, 2009, the Company had invested $130,451,606 (at amortized cost) or 91% of its invested assets in fixed maturity obligations.  In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $130,451,606 (at amortized cost) includes $118,761,922 (91.0%) of U.S. treasury securities, $9,093,685 (7.0%) of industrial and miscellaneous securities, and $2,595,999 (2.0%) of long-term certificates of deposit.

The remaining balance of the Company's investments is in short-term investments that include U.S. treasury bills, bank money market accounts, certificates of deposit, and a short-term treasury money market fund.

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

11 of 19

In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares; and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market from time to time.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire up to 500,000 shares of the Company’s common stock in the open market from time to time.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the three months ended March 31, 2009, the Company repurchased 6,688 shares of the Company’s common stock at a cost of $51,866 of which $3,286 was allocated to capital and $48,580 was allocated to retained earnings.  As of March 31, 2009, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 508,779 shares of common stock.

The Company announced that, at a meeting of the Board of Directors held on March 23, 2009, the Board declared a cash dividend of $0.18 per common share. The dividend aggregating $1,002,172.86 was paid on May 1, 2009, to shareholders of record on April 10, 2009.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $579,130, statutory deposits of $700,000, and the dividend restriction between Crusader and Unico, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2009, to the three months ended March 31, 2008, unless otherwise indicated.

The Company had net income of $1,029,244 for the three months ending March 31, 2009, compared to net income of $959,990 for the three months ended March 31, 2008, an increase in net income of $69,254 (7%).  Total revenue for the three months ended March 31, 2009, decreased $1,679,693 (14%) to $10,588,427, compared to total revenue of $12,268,120 for the three months ended March 31, 2008.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Direct written premium reported on the Company’s statutory statement increased $665,796 (7%) to $10,617,009 for the three months ended March 31, 2009, compared to $9,951,213 for the three months ended March 31, 2008.

The $665,796 increase in written premium in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, is primarily attributed to new products introduced by the Company beginning in July 2008.  The principal method of competition among competitors is based on price.  While the Company attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can continue to grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

Premium earned before reinsurance decreased $1,272,799 (11%) to $9,874,147 for the three months ended March 31, 2009, compared to $11,146,946 for the three months ended March 31, 2008.  The Company writes annual policies and, therefore, earns written premium over the one-year policy term.  The decrease in earned premium before reinsurance despite an increase in premium written before reinsurance during the three months ended March 31, 2009, is a direct result of the decrease in written premium during year 2008 as compared to premium written during year 2007.

12 of 19

Earned ceded premium (excluding provisionally rated ceded premium) decreased $40,973 (2%) to $2,254,988 for the three months ended March 31, 2009, compared to $2,295,931 in the three months ended March 31, 2008.  The decrease in earned ceded premium is primarily a result of a decrease in direct premium earned and changes in the rates charged by Crusader’s reinsurers.  The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of March 31, 2009, all such ceded contracts are accounted for as risk transfer reinsurance.  The earned ceded premium consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.  Prior to January 1, 1998, the Company’s reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged.  That provisionally rated treaty was cancelled on a runoff basis in 1997.  Direct earned premium, earned ceded premium, and ceding commission are as follows:

	Three Months Ended March 31
	2009	2008	Increase (Decrease)

Direct earned premium	$9,874,147	$11,146,946	$(1,272,799)

Earned ceded premium
Excluding provisionally rated ceded premium	2,254,988	2,295,931	(40,943)
Provisionally rated ceded premium	-	(73,751)	73,751
Total earned ceded premium	2,254,988	2,222,180	32,808
Ceding commission	668,594	689,403	(20,809)
Earned ceded premium, net of ceding commission	$1,586,394	$1,532,777	$53,617

Total earned ceded premium was 23% of direct earned premium in the three months ended March 31, 2009, and 20% of direct earned premium in the three months ended March 31, 2008.  There was no significant change in the ceding commission rate.

In 2009 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.  In 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

The 2007 through 2009 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12 month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  In March 2007, the Company received an advance of $1 million from its reinsurer, and in February 2008, the Company received an additional $2,419,940 to be applied against future contingent commission earned, if any.  Based on the Company’s calculated and reported net profit (excluding incurred but not reported losses) as of December 31, 2008, the Company paid its reinsurer $311,616 in March 2009.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of March 31, 2009, the Company recorded $2,001,465 of these net payments as an advance from its reinsurer and it is included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  Thus, the Company has recognized $1,106,859 of contingent commission, of which $187,130 and $90,583 was recognized in the three months ended March 31, 2009 and March 31, 2008, respectively.

Investment income decreased $398,387 (25%) to $1,224,127 for the three months ended March 31, 2009, compared to investment income of $1,622,514 for the three months ended March 31, 2008.  The Company had no realized gains or losses for the three months ended March 31, 2009.  The Company sold one fixed maturity investment in the three months ended March 31, 2008, with net realized gain of $6,306.  The decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 3.4% for the three months ended March 31, 2009, from 4.4% in the prior year period.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

13 of 19

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2009	2008

Average Invested Assets*	$143,989,819	$148,222,568
Total Investment Income	$1,224,127	$1,622,514
Annualized Yield on Average Invested Assets	3.4%	4.4%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2009, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2009	$35,500,000	$35,602,783	$35,903,383	4.0%
December 31, 2010	37,298,999	37,358,642	38,049,284	2.4%
December 31, 2011	10,347,000	10,430,103	11,184,109	3.9%
December 31, 2012	38,000,000	37,967,916	41,881,250	4.4%
December 31, 2013	9,100,000	9,092,162	9,794,031	3.3%
Total	$130,245,999	$130,451,606	$136,812,057	3.6%

The weighted average maturity of the Company’s fixed maturity investments was 1.9 years as of March 31, 2009, and March 31, 2008.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of March 31, 2009, the Company held fixed maturity investments with unrealized appreciation of $6,374,316 and fixed maturity investments with unrealized depreciation of $13,865.  The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.  The Company has concluded that the gross unrealized losses of $13,865 as of March 31, 2009, were temporary in nature.  However, facts and circumstances may change which could result in a decline in fair value considered to be other than temporary. The following table summarizes all fixed maturities in an unrealized loss position as of March 31, 2009, and the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

	Fair	Gross
	Value	Unrealized Loss

0-6 months	$2,048,520	$3,275
7-12 months	1,489,410	10,590
Over 12 months	-	-
Total	$3,537,930	$13,865

As of March 31, 2009, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months and for a continuous period of 7 to 12 months consisted of a single industrial issuer in each indicated period.  There were no fixed maturity investments with a gross unrealized loss position for a continuous period of over 12 months.

14 of 19

Gross commission and fee income decreased $31,510 (2%) to $1,439,854 for the three months ended March 31, 2009, compared to commission and fee income of $1,471,364 for the three months ended March 31, 2008.

The decreases in gross commission and fee income for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, are as follows:

	Three Months Ended
	March 31		Increase
	2009	2008	(Decrease)

Policy fee income	$532,691	$578,858	$(46,167)
Health insurance program	686,942	672,458	14,484
Membership and fee income	71,407	76,917	(5,510)
Other commission and fee income	582	997	(415)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	82,718	83,541	(823)
Contingent commission	65,514	58,593	6,921
Total	$1,439,854	$1,471,364	$(31,510)

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Unifax also receives policy fee income that is directly related to the Crusader policies it sells.  Policy fees are earned ratably over the life of the related insurance policy.  The unearned portion of the policy fee is recorded as a liability on the balance sheet under Accrued Expenses and Other Liabilities.  Policy fee income decreased $46,167 (8%) in the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  The decrease in policy fee income is directly related to a decrease in the number of policies issued in the three months ended March 31, 2009, as compared to the prior year period.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income for the three months ended March 31, 2009, increased $14,484 (2%), compared to the three months ended March 31, 2008.  The increase is primarily due to the increase in sales of small group medical insurance offered through CIGNA HealthCare.  In May 2006, CIGNA HealthCare began offering new small group medical insurance policies in the state of California.  All CIGNA small group medical insurance policyholders are members of AAQHC.  In November 2008, AIB entered into a General Agent Contract with Blue Shield of California who will pay AIB override commissions for all business submitted to them.  In June 2009, CIGNA plans to substantially reduce the medical plans offered to Small Group Employers in the state of California, from sixteen current plans to four.  All new employer groups and existing employer groups, on their anniversary date, will have the option to choose from the four available plans.  AIB will be assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to Small Group Employers in the state of California may result in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer all remaining CIGNA business, including dental plans for Individuals and Small Group Employers.

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

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc.(Bedford), a wholly owned subsidiary of the Company.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $823 (1%) in the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Losses and loss adjustment expenses were 61% of net premium earned for the three months ended March 31, 2009, compared to 69% of net premium earned for the three months ended March 31, 2008.

15 of 19

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended March 31
			Increase
	2009	2008	(Decrease)
Losses and loss adjustment expenses:
Current accident year	$5,341,295	$6,554,479	$(1,213,184)
Favorable development of all prior accident years	706,642	358,773	(347,869)
Total	$4,634,653	$6,195,706	$(1,561,053)

The decrease in losses and loss adjustment expenses as compared to the prior year period is primarily due to a decrease in current accident year losses incurred and an increase in favorable development of prior accident years’ losses and loss adjustment expenses.  In the three months ended March 31, 2009, current accident year losses incurred were approximately 70% of net premium earned and the Company incurred favorable development of prior years’ losses of $706,642.  In the three months ended March 31, 2008, current accident year losses incurred were approximately 73% of net premium earned and the Company incurred favorable development of prior years’ losses of $358,773.

The Company‘s consolidated financial statements include estimated reserves for unpaid losses and loss adjustment expenses of the insurance company operation.  Management makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  The Company does not specifically identify reasonably likely scenarios other than utilizing management’s best estimate.  In addition to applying the various standard methods to the data, an extensive series of diagnostic tests of the resultant reserve estimates are applied to determine management’s best estimate of the unpaid claims liability.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss.  When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.  The accurate establishment of loss and loss adjustment expense reserves is a difficult process, as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed.  Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid.  Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.  At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company’s president, the Company’s chief financial officer, and an independent consulting actuary. The Company uses the loss ratio method to estimate ultimate claims costs on the current accident year.  The current accident year IBNR reserves are initially determined by multiplying earned premiums for the year by the expected loss and loss adjustment expense ratio, then subtracting the current accident year’s cumulative incurred (paid plus case reserves) to date.  This method is subject to adjustment based upon actual results incurred during the reporting period.  This initial IBNR reserve is adjusted as subsequent development of that accident year takes place.  The differences between actual and expected claims costs are typically not due to one specific factor, but a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors.  Because of these and other factors, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

16 of 19

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  These costs were approximately 26% of net premium earned for the three months ended March 31, 2009, and 23% of net premium earned for the three months ended March 31, 2008.    Salaries and employee benefits decreased $8,090 (1%) to $1,428,949 for the three months ended March 31, 2009, compared to salary and employee benefits of $1,437,039 for the three months ended March 31, 2008.

Commissions to agents/brokers decreased $7,700 (2%) to $313,791 for the three months ended March 31, 2009, compared to commission expense of $321,491 for the three months ended March 31, 2008.  The decrease in commission to agents/brokers is primarily the result of a decrease in commission expense on the health insurance program in the three months ended March 31, 2009, as compared to the prior year period.

Other operating expenses decreased $77,016 (10%) to $709,596 for the three months ended March 31, 2009, compared to $786,612 for the three months ended March 31, 2008.

Income tax provision was an expense of $518,335 (33% of pre-tax income) for the three months ended March 31, 2009, compared to an income tax expense of $486,311 (34% of pre-tax income) for the three months ended March 31, 2008.  The increase in tax expense was primarily due to an increase in pre-tax income to $1,547,579 in the three months ended March 31, 2009, from pre-tax income of $1,446,301 in the three months ended March 31, 2008.
The effect of inflation on net income of the Company during the three months ended March 31, 2009, and the three months ended March 31, 2008, was not significant.

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
The Company’s invested assets consist of the following:

	March 31 2009	December 31 2008	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$127,855,607	$135,140,354	$(7,284,747)
Short-term cash investments (at cost)	12,485,645	9,502,033	2,983,612
Certificates of deposit (over 1 year, at cost)	2,595,999	400,000	2,195,999

Total invested assets	$142,937,251	$145,042,387	$(2,105,136)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

17 of 19

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2009 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008, in response to Item 1A to Part I of Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended March 31, 2009, by the Company.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1, 2009, through January 31, 2009	5,627	$7.80	5,627	515,467
February 1, 2009, through February 28, 2009	1,061	$7.49	1,061	509,840
March 1, 2009, through March 31, 2009	-	-	-	508,779
Total	6,688	$7.76	6,688	508,779

(1)   In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market from time to time.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire up to 500,000 shares of the Company’s common stock in the open market from time to time.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the three months ended March 31, 2009, the Company repurchased 6,688 shares of the Company’s common stock at a cost of $51,866 of which $3,286 was allocated to capital and $48,580 was allocated to retained earnings.  As of March 31, 2009, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 508,779 shares of common stock.

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

18 of 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date:     May 15, 2009        By:         /s/ CARY CHELDIN
                                                            Cary Cheldin
                                                            Chairman of the Board, President and Chief
                                                            Executive Officer, (Principal Executive Officer)

Date:     May 15, 2009        By:         /s/ LESTER A. AARON
                                                            Lester A. Aaron
                                                            Treasurer, Chief Financial Officer, (Principal
                                                            Accounting and Principal Financial Officer)

19 of 19

EXHIBIT INDEX

Exhibit No.         Description

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).