Form 10-Q
period 2009-06-30
UNICO AMERICAN CORP
filed 2009-08-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common Stock, $0 Par value per share	5,564,452

1 of 21

 PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2009	2008
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at market value (amortized cost: June 30,
2009 $127,277,604; December 31, 2008 $135,540,354)	$132,113,773	$142,971,980
Short-term investments, at cost	15,291,795	9,502,033
Total Investments	147,405,568	152,474,013
Cash	25,994	27,710
Accrued investment income	1,103,823	1,301,238
Premiums and notes receivable, net	5,221,401	4,680,779
Reinsurance recoverable:
Paid losses and loss adjustment expenses	66,288	114,734
Unpaid losses and loss adjustment expenses	17,968,864	19,815,573
Deferred policy acquisition costs	5,231,431	5,219,892
Property and equipment (net of accumulated depreciation)	318,098	359,553
Deferred income taxes	361,017	-
Other assets	966,647	609,484
Total Assets	$178,669,131	$184,602,976

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$74,581,485	$78,654,590
Unearned premiums	20,390,075	19,962,118
Advance premium and premium deposits	1,347,388	1,192,553
Income taxes payable	-	558,604
Deferred income taxes	-	795,088
Accrued expenses and other liabilities	6,469,727	6,481,768
Total Liabilities	$102,788,675	$107,644,721

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,564,452 at June 30, 2009, and 5,574,315 at
December 31, 2008	$3,564,302	$3,569,099
Accumulated other comprehensive income	3,191,872	4,904,873
Retained earnings	69,124,282	68,484,283
Total Stockholders’ Equity	$75,880,456	$76,958,255

Total Liabilities and Stockholders' Equity	$178,669,131	$184,602,976

See notes to unaudited consolidated financial statements.

2 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
REVENUES
Insurance Company Revenues
Premium earned	$10,222,303	$10,805,540	$20,096,450	$21,952,486
Premium ceded	2,359,124	2,224,544	4,614,112	4,446,724
Net premium earned	7,863,179	8,580,996	15,482,338	17,505,762
Net investment income	1,143,324	1,481,120	2,367,184	3,078,186
Net realized investment gains	-	-	-	6,306
Other income	196,228	207,545	400,538	322,183
Total Insurance Company Revenues	9,202,731	10,269,661	18,250,060	20,912,437

Other Revenues from Insurance Operations
Gross commissions and fees	1,354,357	1,415,393	2,794,211	2,886,757
Investment income	1,008	15,629	1,275	41,077
Finance charges and fees	93,787	119,011	192,662	243,532
Other income	1,361	2,700	3,463	6,711
Total Revenues	10,653,244	11,822,394	21,241,671	24,090,514

EXPENSES
Losses and loss adjustment expenses	4,787,233	6,080,589	9,421,886	12,276,295
Policy acquisition costs	1,970,899	2,077,190	3,924,758	4,158,161
Salaries and employee benefits	1,281,200	1,398,398	2,710,149	2,835,437
Commissions to agents/brokers	295,186	318,161	608,977	639,652
Other operating expenses	1,322,668	781,870	2,032,264	1,568,482
Total Expenses	9,657,186	10,656,208	18,698,034	21,478,027

Income Before Taxes	996,058	1,166,186	2,543,637	2,612,487
Income tax provision	311,992	385,226	830,327	871,537
Net Income	$684,066	$780,960	$1,713,310	$1,740,950

PER SHARE DATA:
Basic
Earnings Per Share	$0.12	$0.14	$0.31	$0.31
Weighted Average Shares	5,566,665	5,625,308	5,567,960	5,625,308
Diluted
Earnings Per Share	$0.12	$0.14	$0.31	$0.31
Weighted Average Shares	5,605,195	5,668,369	5,606,133	5,669,002

See notes to unaudited consolidated financial statements.

3 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended June 30
	June 30		June 30
	2009	2008	2009	2008

Net Income	$684,066	$780,960	$1,713,310	$1,740,950
Other changes in comprehensive income, net of tax:
Unrealized (losses) on securities classified as
available-for-sale arising during the period	(1,006,026)	(1,793,479)	(1,713,001)	(81,119)
Comprehensive (Loss) Income	$(321,960)	$(1,012,519)	$309	$1,659,831

See notes to unaudited consolidated financial statements.

4 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30
	2009	2008
Cash Flows from Operating Activities:
Net Income	$1,713,310	$1,740,950
Adjustments to reconcile net income to net cash from operations
Depreciation	97,958	105,970
Bond amortization, net	171,748	129,993
Net realized investment gains	-	(6,306)
Changes in assets and liabilities
Premium, notes and investment income receivable	(343,207)	348,923
Reinsurance recoverable	1,895,155	5,101,621
Deferred policy acquisition costs	(11,539)	403,480
Other assets	34,667	1,987
Reserve for unpaid losses and loss adjustment expenses	(4,073,105)	(8,808,663)
Unearned premium reserve	427,957	(2,068,333)
Funds held as security and advanced premiums	154,835	(942,450)
Accrued expenses and other liabilities	(12,041)	1,722,480
Income taxes current/deferred	(1,224,084)	76,657
Net Cash (Used in) Operations	(1,168,346)	(2,193,691)

Investing Activities
Purchase of fixed maturity investments	(12,408,997)	(30,241,519)
Proceeds from maturity of fixed maturity investments	20,500,000	31,435,000
Proceeds from sale of fixed maturity investments	-	505,750
Net (increase) in short-term investments	(5,789,762)	428,806
Additions to property and equipment	(56,503)	(12,220)
Net Cash Provided by Investing Activities	2,244,738	2,115,817

Financing Activities
Dividends paid to shareholders	(1,002,173)	-
Repurchase of common stock	(75,935)	-
Net Cash Used in Financing Activities	(1,078,108)	-

Net decrease in cash	(1,716)	(77,874)
Cash at beginning of period	27,710	108,864
Cash at End of Period	$25,994	$30,990

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	-	-
Income taxes	$2,058,800	$800,000

See notes to unaudited consolidated financial statements.

5 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

6 of 21

There were no options granted on or after January 1, 2006; and there were no unvested options as of January 1, 2006, on adoption of SFAS 123R.  As a result, there are no share-based compensation expenses recorded for the three and six months ended June 30, 2009 and 2008.

NOTE 3 – REPURCHASE OF COMMON STOCK - EFFECTS ON STOCKHOLDERS’ EQUITY

In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire up to 500,000 shares of the Company’s common stock in the open market from time to time.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the six months ended June 30, 2009, the Company repurchased 9,863 shares of the Company’s common stock at a cost of $75,935 of which $4,797 was allocated to capital and $71,138 was allocated to retained earnings.  As of June 30, 2009, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 505,604 shares of common stock.

NOTE 4 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Basic Earnings Per Share
Net income numerator	$684,066	$780,960	$1,713,310	$1,740,950

Weighted average shares outstanding denominator	5,566,665	5,625,308	5,567,960	5,625,308

Basic Earnings Per Share	$0.12	$0.14	$0.31	$0.31

Diluted Earnings per Share
Net income numerator	$684,066	$780,960	$1,713,310	$1,740,950

Weighted average shares outstanding	5,566,665	5,625,308	5,567,960	5,625,308
Effect of dilutive securities	38,530	43,061	38,173	43,694
Diluted shares outstanding denominator	5,605,195	5,668,369	5,606,133	5,669,002

Diluted Earnings Per Share	$0.12	$0.14	$0.31	$0.31

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2/124-2).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security, management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit related loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption on June 30, 2009, of FSP FAS 115-2 and FAS 124-2  did not have a material impact on the Company’s consolidated financial statements.

7 of 21

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (FSP FAS 157-4).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption on June 30, 2009, of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption on June 30, 2009, of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (FAS 165).  FAS 165 is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  FAS 165 defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.”  Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  FAS 165 was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The adoption on June 30, 2009, of FAS 165 had no effect on the Company’s results of operations, financial position or liquidity.  There were no subsequent events requiring adjustment to the financial statements or disclosure through August 13, 2009, the date that the Company’s financial statements were issued.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (FAS 168).  FAS 168 will serve as the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles.  Accordingly, all other accounting literature not included is considered non-authoritative.  FAS 168 is effective on a prospective basis for interim and annual periods ending after September 15, 2009.  The Company does not expect that the adoption of FAS 168 will impact the Company’s results of operations, financial position or liquidity.

There have been no other accounting standards issued during 2009 that are expected to have a material impact on the Company’s consolidated financial statements.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation became effective January 1, 2007.  Since adoption of FIN 48 and as of June 30, 2009, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset as a result of the adoption of FIN 48 effective January 1, 2007.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

8 of 21

NOTE 7 - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way information about operating segments is reported in financial statements.  The Company has identified its insurance company operation as its primary reporting segment.  Revenues from this segment comprised 86% of consolidated revenues for the three and six months ended June 30, 2009, compared to 87% of revenues for the three and six months ended June 30, 2008.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Revenues
Insurance company operation	$9,202,731	$10,269,661	$18,250,060	$20,912,437

Other insurance operations	4,084,900	4,234,233	8,738,197	8,750,462
Intersegment eliminations (1)	(2,634,387)	(2,681,500)	(5,746,586)	(5,572,385)
Total other insurance operations	1,450,513	1,552,733	2,991,611	3,178,077

Total revenues	$10,653,244	$11,822,394	$21,241,671	$24,090,514

Income (Loss) Before Income Taxes
Insurance company operation	$2,089,110	$1,904,906	$3,936,066	$3,910,083
Other insurance operations	(1,093,052)	(738,720)	(1,392,429)	(1,297,596)
Total income before income taxes	$996,058	$1,166,186	$2,543,637	$2,612,487

	As of
	June 30	December 31
	2009	2008
Assets
Insurance company operation	$158,051,088	$171,700,199
Intersegment eliminations (2)	(3,233,115)	(1,658,771)
Total insurance company operation	154,817,973	170,041,428

Other insurance operations	23,851,158	14,561,548

Total Assets	$178,669,131	$184,602,976

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

NOTE 8 - FAIR VALUE MEASUREMENTS

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157) was adopted by the Company as of January 1, 2008.   SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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

9 of 21

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

All of the Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value.  Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.  Short-term investments are carried at cost, which approximates fair value.  The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.  For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  The impairment related to all other factors is reported in “accumulated other comprehensive income (loss).”  Realized gains and losses, if any, are included in the Consolidated Statements of Operations based on the specific identification method.

The Company had $3,191,872 of unrealized investment gain, net of deferred taxes as of June 30, 2009, as compared to $4,904,873 of unrealized investment gains, net of deferred taxes as of December 31, 2008.

NOTE 9 -  INVESTMENTS

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009
Available for sale:
Fixed maturities
Certificates of deposit	$12,808,997	-	-	$12,808,997
U.S. treasury securities	105,395,524	$4,756,117	-	110,151,641
Industrial and miscellaneous taxable bonds	9,073,083	80,052	-	9,153,135
Total fixed maturities	$127,277,604	$4,836,169	-	$132,113,773

December 31, 2008
Available for sale:
Fixed maturities
Certificates of deposit	$400,000	-	-	$400,000
U.S. treasury securities	124,526,227	$7,412,273	-	131,938,500
Industrial and miscellaneous taxable bonds	10,614,127	85,078	$65,725	10,633,480
Total fixed maturities	$135,540,354	$7,497,351	$65,725	$142,971,980

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2009	2008

Gross unrealized appreciation of fixed maturities:	$4,836,169	$7,497,351
Gross unrealized (depreciation) of fixed maturities:	-	(65,725)
Net unrealized appreciation on investments	4,836,169	7,431,626
Deferred federal tax (expense)	(1,644,297)	(2,526,753)
Net unrealized appreciation, net of deferred income taxes	$3,191,872	$4,904,873

10 of 21

The Company had no investments in an unrealized loss position as of June 30, 2009, and at December 31, 2008, had three fixed maturity investment grade industrial securities with a gross unrealized loss of $65,725, for continuous periods of 0 to 6 months.

The Company did not sell any fixed maturity investment in the six months ended June 30, 2009. The Company sold one fixed maturity investment in the six months ended June 30, 2008, with net realized gain in the amount of $6,306.

Short-term investments have an initial maturity of one year or less and consist of the following:

	June 30	December 31
	2009	2008

U.S. government money market fund	$196,844	$5,585,395
Short-term U.S. treasury bills	4,999,044	399,953
Bank money market accounts	7,448,147	3,312,140
Certificates of deposit	2,646,000	200,000
Bank savings accounts	1,760	4,545
Total short-term investments	$15,291,795	$9,502,033

The Company manages its own investment portfolio.  A summary of net investment and related income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Fixed maturities	$1,126,887	$1,458,417	$2,339,031	$3,020,451
Realized gains on fixed maturities	-	-	-	6,306
Short-term investments	17,445	38,332	29,428	98,812
Total investment income	$1,144,332	$1,496,749	$2,368,459	$3,125,569

NOTE 10 – CONTINGENCIES

One of the Company’s agents that was recently appointed to help the Company get its Trucking Program started failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due Unifax on April 15, 2009.  In May 2009, as a result of the agent’s failure to timely pay its balance due Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company.  The agent has not paid any subsequent premium to Unifax. The Company subsequently commenced legal proceedings against the agent and the agent’s guarantors for recovery of the balance due and any related recovery costs incurred.  All related recovery costs have been expensed as incurred.  As of July 31, 2009, the agent’s balance due Unifax was $1,405,538.  Based on the limited information presently available, the Company established a bad debt reserve at June 30, 2009,  in the amount of $351,385 which represents approximately 25% of the current balance due Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty and health insurance through its agency subsidiaries; and through its other subsidiaries provides insurance premium financing and membership association services.

The Company had a net income of $684,066 for the three months ended June 30, 2009, compared to net income of $780,960 for the three months ended June 30, 2008, a decrease in net income of  $96,894 (12%).  For the six months ended June 30, 2009, the Company had a net income of $1,713,310 compared to a net income of $1,740,950 for the six months ended June 30, 2008, a decrease in net income of $27,640 (2%).

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks.  It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis of financial condition and results of operations, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

11 of 21

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation.  The insurance company operation generated approximately 86% of consolidated revenues for the three and six months ended June 30, 2009, and approximately 87% of consolidated revenues for the three and six months ended June 30, 2008.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

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

Effective January 27, 2009, A.M. Best Company upgraded Crusader’s financial strength rating to A- (Excellent) from B++ (Good), and revised Crusader’s rating outlook to “stable” from “positive.”  In addition, Crusader’s Issuer Credit Rating was upgraded to a- (Excellent) from bbb+ (Good).

Premium written before reinsurance decreased $25,543 (0%) to $9,907,397 for the three months ended June 30, 2009, compared to $9,932,940 for the three months ended June 30, 2008.  Premium written before reinsurance increased $640,252 (3%) to $20,524,405 for the six months ended June 30, 2009, compared to $19,884,153 for the six months ended June 30, 2008.  The increase in premium written before reinsurance for the six months ended June 30, 2009 as compared to prior year period is primarily attributed to new products introduced by the Company beginning in July 2008.  The principal method of competition among competitors is based on price.  While the Company attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can continue to grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Net premium earned	$7,863,179	$8,580,996	$(717,817)	$15,482,338	$17,505,762	$(2,023,424)

Less:
Losses and loss adjustment expenses	4,787,233	6,080,589	(1,293,356)	9,421,886	12,276,295	(2,854,409)
Policy acquisition costs	1,970,899	2,077,190	(106,291)	3,924,758	4,158,161	(233,403)
Total	6,758,132	8,157,779	(1,399,647)	13,346,644	16,434,456	(3,087,812)

Underwriting Profit (Before Income Taxes)	$1,105,047	$423,217	$681,830	$2,135,694	$1,071,306	$1,064,388

The increase in the underwriting profit (before income tax) for the three and six months ended June 30, 2009, compared to the prior year periods, as shown in the above table, are primarily the result of a decrease in losses and loss adjustment expenses offset by a  decrease in net premium earned.

12 of 21

Losses and loss adjustment expenses were 61% of net premium earned for the three and six months ended June 30, 2009, compared to 71% and 70% of net premium earned for the three and six months ended June 30, 2008, respectively.  The decrease in losses and loss adjustment expenses as compared to the prior year period is primarily due to a decrease in current accident year losses incurred and an increase in favorable development of prior accident years’ losses and loss adjustment expenses.  The decrease in current accident year losses and loss adjustment expenses incurred is primarily related to lower reserve estimates for unpaid losses and loss adjustment expenses due to fewer policies sold and a decrease in net earned premium.  The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended June 30			Six Months Ended June 30

Losses and loss adjustment expenses:	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)

Current accident year	$5,840,939	$6,378,563	$(537,624)	$11,182,234	$12,933,042	$(1,750,808)
Less: favorable development of all prior accident years	1,053,706	297,974	755,732	1,760,348	656,747	1,103,601
Total	$4,787,233	$6,080,589	$(1,293,356)	$9,421,886	$12,276,295	$(2,854,409)

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income.  Excluding investment and other income, these operations accounted for approximately 14% of total revenues in the three and six months ended June 30, 2009, and approximately 13% of total revenues in the three and six months ended June 30, 2008.

The Company’s bad debt expense increased $349,153 and $349,945 for the three and six months ended June 30, 2009, respectively.  The increase was primarily due to a single agent’s failure to remit premiums due Unifax.  See Note 10, Contingencies.

Investments and Liquidity
The Company generates revenue from its investment portfolio, which consisted of approximately $142.6 million (at amortized cost) at June 30, 2009, compared to $145.0 million (at amortized cost) at December 31, 2008.  Investment income decreased $352,417 (24%) and $750,804 (24%) for the three and six months ended June 30, 2009, as compared to prior year periods, respectively.  The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield to 3.2% and 3.3% in the three and six months ended June 30, 2009, respectively, from 4.1% and 4.3% in the three and six months ended June 30, 2008, respectively.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

Liquidity and Capital Resources

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  As of June 30, 2009, the Company had cash and investments of $142,595,393 (at amortized cost) of which $140,684,508 (99%) were investments of Crusader.

As of June 30, 2009, the Company had invested $127,277,604 (at amortized cost) or 89% of its invested assets in fixed maturity obligations.  In accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.
The Company's investments in fixed maturity obligations of $127,277,604 (at amortized cost) includes $105,395,524 (83%) of U.S. treasury securities, $9,073,083 (7%) of industrial and miscellaneous securities, and $12,808,997 (10%) of long-term certificates of deposit.

13 of 21

The remaining balance of the Company's investments is in short-term investments that include U.S. treasury bills, bank money market accounts, certificates of deposit, and a short-term treasury money market fund.

The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000.  The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years.  The maximum investment authorized in any one issuer is $2,000,000.  This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues.  Investments in municipal securities are primarily pre-refunded and secured by U.S. treasury securities.  The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1.  All of the Company's fixed maturity investment securities are rated, readily marketable, and could be liquidated without any materially adverse financial impact.

In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire up to 500,000 shares of the Company’s common stock in the open market.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the six months ended June 30, 2009, the Company repurchased 9,863 shares of the Company’s common stock at a cost of $75,935 of which $4,797 was allocated to capital and $71,138 was allocated to retained earnings.  As of June 30, 2009, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 505,604 shares of common stock.

At a meeting of the Board of Directors held on March 23, 2009, the Board declared a cash dividend of $0.18 per common share. The dividend aggregating $1,002,173 was paid on May 1, 2009, to shareholders of record on April 10, 2009.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restriction of $668,074, statutory deposits of $700,000, and the dividend restriction between Crusader and Unico, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three months and six months ended June 30, 2009, to the three months and six months ended June 30, 2008, unless otherwise indicated.

The Company had a net income of $684,066 for the three months ended June 30, 2009, compared to a net income of $780,960 for the three months ended June 30, 2008, a decrease of $96,894 (12%).  For the six months ended June 30, 2009, the Company had a net income of $1,713,310 compared to a net income of $1,740,950 for the six months ended June 30, 2008, a decrease of $27,640 (2%).  Total revenues decreased $1,169,150 (10%) to $10,653,244 for the three months and $2,848,843 (12%) to $21,241,671 for the six months ended June 30, 2009, compared to total revenues of $11,822,394 for the three months and $24,090,514 for the six months ended June 30, 2008.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Direct written premium reported on the Company’s statutory statement decreased $25,543 (0%) and increased $640,252 (3%), to $9,907,397 and $20,524,405 for the three and six months ended June 30, 2009, compared to $9,932,940 and $19,884,153 for the three and six months ended June 30, 2008.

14 of 21

The $640,252 increase in written premium for the six months ended June 30, 2009, as compared to the prior year period is primarily attributed to new products introduced by the Company beginning in July 2008.  The principal method of competition among competitors is based on price.  While the Company attempts to meet such competition with competitive prices, its primary emphasis is on service, promotion, and distribution. The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can continue to grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

Premium earned before reinsurance decreased $583,237 (5%) to $10,222,303 for the three months and $1,856,036 (8%) to $20,096,450 for the six months ended June 30, 2009, compared to $10,805,540 for the three months and $21,952,486 for the six months ended June 30, 2008.  The Company writes annual policies and, therefore, earns written premium over the one-year policy term.

Earned ceded premium (excluding provisionally rated ceded premium) increased $134,580 (6%) to $2,359,124 for the three months and $167,388 (4%) to $4,614,112 for the six months ended June 30, 2009, compared to ceded premium of $2,224,544 in the three months and $4,446,724 for the six months ended June 30, 2008.  The increase in earned ceded premium is primarily a result of changes in the rates charged by Crusader’s reinsurers, offset in part by a decrease in direct premium earned.  The Company evaluates each of its ceded reinsurance contracts at inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of June 30, 2009, all such ceded contracts are accounted for as risk transfer reinsurance.  The earned ceded premium consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.  Prior to January 1, 1998, the Company’s reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged.  That provisionally rated treaty was cancelled on a runoff basis in 1997.  Direct earned premium, earned ceded premium, and ceding commission are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Direct earned premium	$10,222,303	$10,805,540	$(583,237)	$20,096,450	$21,952,486	$(1,856,036)
Earned ceded premium:
Excluding provisionally rated ceded premium	2,367,251	2,230,629	136,622	4,622,239	4,526,560	95,679
Provisionally rated ceded premium	(8,127)	(6,085)	(2,042)	(8,127)	(79,836)	71,709
Total earned ceded premium	2,359,124	2,224,544	134,580	4,614,112	4,446,724	167,388

Ceding commission	(705,726)	(668,240)	(37,486)	(1,374,320)	(1,357,643)	(16,677)

Total earned ceded premium net of ceding commission	$1,653,398	$1,556,304	$97,094	$3,239,792	$3,089,081	$150,711

Total earned ceded premium excluding provisionally rated ceded premium was approximately 23% of direct earned premium in the three and six months ended June 30, 2009, and 21% of direct earned premium in the three and six months ended June 30, 2008.  There was no significant change in the ceding commission rate.

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

15 of 21

The 2007 through 2009 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  In March 2007, the Company received an advance of $1 million from its reinsurer, and in February 2008, the Company received an additional $2,419,940 to be applied against future contingent commission earned, if any.  Based on the Company’s calculated and reported net profit (excluding incurred but not reported losses) as of December 31, 2008, the Company paid its reinsurer $311,616 in March 2009.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of June 30, 2009, the Company recorded $1,822,568 of these net payments as an advance from its reinsurer and this amount is included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  Thus, the Company has recognized $1,285,756 of contingent commission, of which $178,897 and $373,397 was recognized in the three and six months ended June 30, 2009, respectively.

Investment income, excluding realized investment gains, decreased $352,417 (24%) to $1,144,332 for the three months ended June 30, 2009, compared to investment income of $1,496,749 for the three months ended June 30, 2008.  Investment income, excluding realized investment gains, decreased $750,804 (24%) to $2,368,459 for the six months ended June 30, 2009, compared to investment income of $3,119,263 for the six months ended June 30, 2008.  The Company had no realized gains or losses for the three and six months ended June 30, 2009.    The Company sold one fixed maturity investment in the six months ended June 30, 2008, with net realized gain of $6,306.  The decrease in investment income in the current periods as compared to the prior year periods is a result of a decrease in the Company’s annualized yield on average invested assets to 3.2% for the three months and 3.3% for the six months ended June 30, 2009, respectively, from 4.1% for the three months and 4.3% for the six months ended June 30, 2008, respectively.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Average Invested Assets*	$142,753,325	$147,096,706	$143,805,893	$146,222,505
Total Investment Income	$1,144,332	$1,496,749	$2,368,459	$3,119,263
Annualized Yield on Average Invested Assets	3.2%	4.1%	3.3%	4.3%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at June 30, 2009, by contractual maturity are as follows.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2009	$22,700,000	$22,728,176	$22,812,200	3.5%
December 31, 2010	37,548,999	37,601,363	38,221,028	2.4%
December 31, 2011	19,809,998	19,885,136	20,495,076	2.9%
December 31, 2012	38,000,000	37,970,327	41,105,938	4.4%
December 31, 2013	9,100,000	9,092,602	9,479,531	3.3%
Total	$127,158,997	$127,277,604	$132,113,773	3.3%

The weighted average maturity of the Company’s fixed maturity investments was 1.9 years as of June 30, 2009, and June 30, 2008.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

16 of 21

As of June 30, 2009, the Company held fixed maturity investments with unrealized appreciation of $4,836,169 and held no fixed maturity investments with unrealized depreciation.  The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.

Gross commissions and fees decreased $61,036 (4%) to $1,354,357 for the three months and decreased $92,546 (3%) to $2,794,211 for the six months ended June 30, 2009, compared to commissions and fees of $1,415,393 for the three months and $2,886,757 for the six months ended June 30, 2008.

The decreases in gross commission and fee income for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, are as follows:
	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Policy fee income	$530,957	$564,162	$(33,205)	$1,063,646	$1,143,020	$(79,374)
Health insurance program	673,180	686,419	(13,239)	1,360,123	1,358,877	1,246
Membership and fee income	65,029	76,132	(11,103)	136,436	153,049	(16,613)
Other commission and fee income	60	6,165	(6,105)	643	7,162	(6,519)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	85,131	82,515	2,616	167,849	166,056	1,793
Contingent commission	-	-	-	65,514	58,593	6,921
Total	$1,354,357	$1,415,393	$(61,036)	$2,794,211	$2,886,757	$(92,546)

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Unifax also receives policy fee income that is directly related to the Crusader policies it sells.  Policy fees are earned ratably over the life of the related insurance policy.  The unearned portion of the policy fee is recorded as a liability on the balance sheet under Accrued Expenses and Other Liabilities.  Policy fee income decreased $33,205 (6%) and $79,374 (7%) in the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008.  The decrease in policy fee income is directly related to a decrease in the number of policies issued in the three and six months ended June 30, 2009, as compared to the prior year periods.

American Insurance Brokers, Inc. (AIB) markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income decreased $13,239 (2%) and increased $1,246 (0%) in the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008.  In November 2008, AIB entered into a General Agent Contract with Blue Shield of California who pays AIB override commissions for all business submitted to them.  Beginning in June 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California, from sixteen plans to four.  All new employer groups and existing employer groups, on their anniversary date, will have the option to choose from the four available plans.  AIB will be assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to small group employers in the state of California may result in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer all remaining CIGNA business, including dental plans for individuals and small group employers.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is an administrator for CIGNA HealthCare and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association.  For these services, AAQHC receives membership and fee income from its members.  Membership and fee income decreased $11,103 (15%) and $16,613 (11%) for the three and six months ended June 30, 2009, respectively.  This decrease was primarily a result of the reduction in CIGNA medical plans offered to small group employers in the state of California as discussed above.

17 of 21

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc.(Bedford), a wholly owned subsidiary of the Company.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program (excluding contingent commission) increased $2,616 (3%) and $1,793 (1%) for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008.

Losses and loss adjustment expenses were 61% of net premium earned for the three and six months ended June 30, 2009, compared to 71% and 70% of net premium earned for the three and six months ended June 30, 2008, respectively.  The decrease in losses and loss adjustment expenses as compared to the prior year period is primarily due to a decrease in current accident year losses incurred and an increase in favorable development of prior accident years’ losses and loss adjustment expenses.  The decrease in current accident year losses and loss adjustment expenses incurred is primarily related to lower reserves estimates for unpaid losses and loss adjustment expenses due to fewer policies sold and a decrease in net earned premium.

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$5,840,939	$6,378,563	$(537,624)	$11,182,234	$12,933,042	$(1,750,808)
Less: Favorable development of all prior accident years	1,053,706	297,974	755,732	1,760,348	656,747	1,103,601
Total	$4,787,233	$6,080,589	$(1,293,356)	$9,421,886	$12,276,295	$(2,854,409)

The Company’s consolidated financial statements include estimated reserves for unpaid losses and loss adjustment expenses of the insurance company operation.  Management makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  The Company does not specifically identify reasonably likely scenarios other than utilizing management’s best estimate.  In addition to applying the various standard methods to the data, an extensive series of diagnostic tests of the resultant reserve estimates are applied to determine management’s best estimate of the unpaid claims liability.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss.  When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.  The accurate establishment of loss and loss adjustment expense reserves is a difficult process, as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed.  Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid.  Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.  At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company’s chief executive officer, the Company’s chief financial officer, and an independent consulting actuary. The Company uses the loss ratio method to estimate ultimate claims costs on the current accident year.  The current accident year IBNR reserves are initially determined by multiplying earned premiums for the year by the expected loss and loss adjustment expense ratio, then subtracting the current accident year’s cumulative incurred (paid plus case reserves) to date.  This method is subject to adjustment based upon actual results incurred during the reporting period.  This initial IBNR reserve is adjusted as subsequent development of that accident year takes place.  The differences between actual and expected claims costs are typically not due to one specific factor, but a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors.  Because of these and other factors, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

18 of 21

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  These costs were approximately 25% of net premium earned for the three and six months ended June 30, 2009, and 24% of net premium earned for the three and six months ended June 30, 2008.

Salaries and employee benefits decreased $117,198 (8%) to $1,281,200 for the three months and $125,288 (4%) to $2,710,149 for the six months ended June 30, 2009, compared to salary and employee benefits of $1,398,398 for the three months and $2,835,437 for the six months ended June 30, 2008.  The decrease was primarily due to the retirement of the then chief executive officer of the Company on April 1, 2009.

Commissions to agents/brokers decreased $22,975 (7%) to $295,186 for the three months and $30,675 (5%) to $608,977 for the six months ended June 30, 2009, compared to commission expense of $318,161 for the three months and $639,652 for the six months ended June 30, 2008.  The decrease in commission to agents/brokers is primarily the result of a decrease in commission expense on the health insurance program in the three and six months ended June 30, 2009, as compared to the prior year periods.

Other operating expenses increased $540,798 (69%) to $1,322,668 for the three months and $463,782 (30%) to $2,032,264 for the six months ended June 30, 2009, compared to $781,870 for the three months and $1,568,482 for the six months ended June 30, 2008.  The increase in other operating expenses is primarily due to an increase in the Company’s reserve for bad debts and the fees charged by the California Department of Insurance for performing its required tri-annual examination of the Company’s insurance subsidiary.  The Company’s bad debt expense increased $349,153 and $349,945 for the three and six months ended June 30, 2009, respectively.  The increase was primarily due to a single agent’s failure to remit premiums due Unifax.  See Note 10, Contingencies.

Income tax provision was an expense of $311,992 (31% of pre-tax income) for the three months and $830,327 (33% of pre-tax income) for the six months ended June 30, 2009, compared to an income tax expense of $385,226 (33% of pre-tax income) for the three months and $871,537 (33% of pre-tax income) for the six months ended June 30, 2008.  This decrease in income tax expense was primarily due to a decrease in pre-tax income to $996,058 in the three months and $2,543,637 in the six months ended June 30, 2009, compared to pre-tax income of $1,166,186 in the three months and $2,612,487 in the six months ended June 30, 2008.

The effect of inflation on net income of the Company during the three and six months ended June 30, 2009, and the three and six months ended June 30, 2008, was not significant.

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

19 of 21

The Company’s invested assets consist of the following:

	June 30 2009	December 31 2008	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$114,468,607	$135,140,354	$(20,671,747)
Short-term cash investments (at cost)	15,291,795	9,502,033	5,789,762
Certificates of deposit (over 1 year, at cost)	12,808,997	400,000	12,408,997

Total invested assets	$142,569,399	$145,042,387	$(2,472,988)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2009 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 1A - RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008, in response to Item 1A to Part I of Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended June 30, 2009, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2009, through April 30, 2009	-	-	-	508,779
May 1, 2009, through May 31, 2009	2,150	$7.52	2,150	506,629
June 1, 2009, through June 30, 2009	1,025	$7.72	1,025	505,604
Total	3,175	$7.58	3,175	505,604

(1)
In April 2000, the Company announced that its Board of Directors had authorized the purchase in the open market from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company in the open market.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire up to 500,000 shares of the Company’s common stock in the open market.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the six months ended June 30, 2009, the Company repurchased 9,863 shares of the Company’s common stock at a cost of $75,935 of which $4,797 was allocated to capital and $71,138 was allocated to retained earnings.  As of June 30, 2009, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 505,604 shares of common stock.

20 of 21

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

(a)	On May 21, 2009, the Company held its Annual Meeting of Stockholders.
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

Name	For	Withheld

Erwin Cheldin	4,270,932	1,160,184
Cary L. Cheldin	4,256,815	1,174,301
Lester A. Aaron	4,150,530	1,280,586
George C. Gilpatrick	4,284,289	1,146,827
Terry L. Kinigstein	4,274,542	1,156,574
Jon P. Kocourek	5,285,699	145,417
David A. Lewis	5,176,527	254,589
Warren D. Orloff	5,282,878	148,238
Donald B. Urfrig	5,285,699	145,417

ITEM 6 - EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                  UNICO AMERICAN CORPORATION

Date:        August 13, 2009                    By:          /s/ CARY L. CHELDIN
Cary Cheldin
Chairman of the Board, President and Chief
Executive Officer, (Principal Executive Officer)

Date:        August 13, 2009                    By:          /s/ LESTER A. AARON
Lester A. Aaron
Treasurer, Chief Financial Officer, (Principal
Accounting and Principal Financial Officer)

21 of 21

EXHIBITINDEX

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