Form 10-Q
period 2009-09-30
UNICO AMERICAN CORP
filed 2009-11-10
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common Stock, $0 Par value per share	5,429,143

1 of 23

 PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: September 30, 2009,
$115,279,542; December 31, 2008, $135,540,354)	$120,131,818	$142,971,980
Short-term investments, at cost	25,671,033	9,502,033
Total Investments	145,802,851	152,474,013
Cash	67,531	27,710
Accrued investment income	715,627	1,301,238
Premiums and notes receivable, net	4,890,312	4,680,779
Reinsurance recoverable:
Paid losses and loss adjustment expenses	69,038	114,734
Unpaid losses and loss adjustment expenses	17,556,010	19,815,573
Deferred policy acquisition costs	5,112,515	5,219,892
Property and equipment (net of accumulated depreciation)	269,119	359,553
Deferred income taxes	389,986	-
Other assets	834,942	609,484
Total Assets	$175,707,931	$184,602,976

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$73,487,422	$78,654,590
Unearned premiums	19,651,837	19,962,118
Advance premium and premium deposits	1,262,409	1,192,553
Income taxes payable	-	558,604
Deferred income taxes	-	795,088
Accrued expenses and other liabilities	6,024,785	6,481,768
Total Liabilities	$100,426,453	$107,644,721

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding
shares 5,429,343 at September 30, 2009, and 5,574,315 at December 31, 2008	$3,497,856	$3,569,099
Accumulated other comprehensive income	3,202,502	4,904,873
Retained earnings	68,581,120	68,484,283
Total Stockholders’ Equity	$75,281,478	$76,958,255

Total Liabilities and Stockholders' Equity	$175,707,931	$184,602,976

See notes to unaudited consolidated financial statements.

2 of 23

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
REVENUES
Insurance Company Revenues
Premium earned	$10,088,770	$10,566,831	$30,185,220	$32,519,317
Premium ceded	2,336,520	2,199,769	6,950,632	6,646,493
Net premium earned	7,752,250	8,367,062	23,234,588	25,872,824
Net investment income	1,011,848	1,415,072	3,379,032	4,493,258
Net realized investment gains	-	-	-	6,306
Other income	174,490	209,242	575,028	531,425
Total Insurance Company Revenues	8,938,588	9,991,376	27,188,648	30,903,813

Other Revenues from Insurance Operations
Gross commissions and fees	1,277,838	1,412,911	4,072,049	4,299,668
Investment income	35	10,319	1,310	51,396
Finance charges and fees	86,755	110,255	279,417	353,787
Other income	1,196	4,271	4,659	10,982
Total Revenues	10,304,412	11,529,132	31,546,083	35,619,646

EXPENSES
Losses and loss adjustment expenses	4,931,348	4,750,265	14,353,234	17,026,560
Policy acquisition costs	1,845,975	2,055,828	5,770,733	6,213,989
Salaries and employee benefits	1,305,366	1,493,937	4,015,515	4,329,374
Commissions to agents/brokers	251,538	320,334	860,515	959,986
Other operating expenses	1,071,232	716,478	3,103,496	2,284,960
Total Expenses	9,405,459	9,336,842	28,103,493	30,814,869

Income Before Taxes	898,953	2,192,290	3,442,590	4,804,777
Income tax provision	281,273	746,950	1,111,600	1,618,487
Net Income	$617,680	$1,445,340	$2,330,990	$3,186,290

PER SHARE DATA:
Basic
Earnings Per Share	$0.11	$0.26	$0.42	$0.57
Weighted Average Shares	5,499,691	5,624,188	5,545,204	5,624,935
Diluted
Earnings Per Share	$0.11	$0.26	$0.42	$0.56
Weighted Average Shares	5,541,867	5,664,525	5,584,711	5,667,509

See notes to unaudited consolidated financial statements.

3 of 23

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net Income	$617,680	$1,445,340	$2,330,990	$3,186,290
Other changes in comprehensive income, net of tax:
Unrealized gains (losses) on securities classified as available-for-sale arising during the period	10,630	749,683	(1,702,371)	668,564
Comprehensive Income	$628,310	$2,195,023	$628,619	$3,854,854

See notes to unaudited consolidated financial statements.

4 of 23

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30
	2009	2008
Cash Flows from Operating Activities:
Net Income	$2,330,990	$3,186,290
Adjustments to reconcile net income to net cash from operations
Depreciation	146,937	158,955
Bond amortization, net	212,453	194,293
Net realized investment gains	-	(6,306)
Changes in assets and liabilities
Premium, notes and investment income receivable	376,078	289,061
Reinsurance recoverable	2,305,259	6,824,103
Deferred policy acquisition costs	107,377	400,798
Other assets	106,049	153,953
Reserve for unpaid losses and loss adjustment expenses	(5,167,168)	(12,206,233)
Unearned premium reserve	(310,281)	(2,246,696)
Funds held as security and advanced premiums	69,856	(559,832)
Accrued expenses and other liabilities	(456,983)	1,951,142
Income taxes current/deferred	(1,198,206)	666,778
Net Cash (Used in) Operations	(1,477,639)	(1,193,694)

Investing Activities
Purchase of fixed maturity investments	(22,651,641)	(61,561,017)
Proceeds from maturity of fixed maturity investments	42,700,000	60,010,000
Proceeds from sale of fixed maturity investments	-	505,750
Net (increase) decrease in short-term investments	(16,169,000)	2,258,808
Additions to property and equipment	(56,503)	(5,254)
Net Cash Provided by Investing Activities	3,822,856	1,208,287

Financing Activities
Dividends paid to shareholders	(1,002,173)	-
Repurchase of common stock	(1,303,223)	(98,495)
Net Cash (Used) in Financing Activities	(2,305,396)	(98,495)

Net increase (decrease) in cash	39,821	(83,902)
Cash at beginning of period	27,710	108,864
Cash at End of Period	$67,531	$24,962

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	-	-
Income taxes	$2,308,920	$950,240

See notes to unaudited consolidated financial statements.

5 of 23

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (The Codification or ASC).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not materially impact the Company’s consolidated financial condition or results of operations.

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

Fair Value of Financial Instruments

The Company has used the following methods and assumptions in estimating its fair value disclosures:

•	Fixed Maturities:

1.	Investment Securities excluding Long Term Certificates of Deposit - Fair values are obtained from a national quotation service. The fair values for equity securities are based on quoted market prices.

2.	Long Term Certificates of Deposit - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

•	Cash and Short-Term Investments - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

•	Premiums and Notes Receivable - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

6 of 23

NOTE 2 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted ASC 718, “Compensation – Stock Compensation Topic” using the modified prospective transition method.  Under this transition method, share-based compensation expense for 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant-date fair value. Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of this accounting standard.

There were no options granted on or after January 1, 2006; and there were no unvested options as of January 1, 2006.  As a result, there was no share-based compensation expense recorded for the three and nine months ended September 30, 2009 and 2008.

The Company’s 1999 Omnibus Stock Plan that covered 500,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999.  This plan terminated in accordance with its terms in March 2009.  All then outstanding options continued in full force in accordance with the agreements under which those options were issued.  On August 26, 1999, the Company granted 135,000 incentive stock options, of which 30,000 options had been exercised, 45,000 had been terminated and the remaining 60,000 options expired on August 26, 2009.

On December 18, 2002, the Company granted 182,000 incentive stock options under the Company’s 1999 Omnibus Stock Plan.  On December 30, 2005, the Company accelerated the vesting of 37,500 options that were originally scheduled to vest on January 1, 2006, and 30,000 options that were originally scheduled to vest on January 1, 2007.  As of September 30, 2009, there were 64,650 of those options outstanding and exercisable, 114,850 options had been exercised, and 2,500 options had been terminated.  These options expire 10 years from the date of the grant.

NOTE 3 – REPURCHASE OF COMMON STOCK - EFFECTS ON STOCKHOLDERS’ EQUITY

In April 2000, the Company announced that its Board of Directors had authorized the purchase from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the nine months ended September 30, 2009, the Company repurchased 144,972 shares of the Company’s common stock at a cost of $1,303,223 of which $71,243 was allocated to capital and $1,231,980 was allocated to retained earnings.  As of September 30, 2009, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 370,495 shares of common stock.

7 of 23

NOTE 4 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Basic Earnings Per Share
Net income numerator	$617,680	$1,445,340	$2,330,990	$3,186,290

Weighted average shares outstanding denominator	5,499,691	5,624,188	5,545,204	5,624,935

Basic Earnings Per Share	$0.11	$0.26	$0.42	$0.57

Diluted Earnings per Share
Net income numerator	$617.680	$1,445,340	$2,330,990	$3,186,290

Weighted average shares outstanding	5,499,691	5,624,188	5,545,204	5,624,935
Effect of dilutive securities	42,176	40,337	39,507	42,574
Diluted shares outstanding denominator	5,541,867	5,664,525	5,584,711	5,667,509

Diluted Earnings Per Share	$0.11	$0.26	$0.42	$0.56

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted in 2009:
In April 2009, the FASB issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments.”  This guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not materially impact the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued guidance on “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.”  Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  This guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not materially impact the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments.”  This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements which is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this guidance in the second quarter 2009 and has included required disclosures in the Notes to Consolidated Financial Statements.

In May 2009, the FASB issued new guidance on “Subsequent Events.”  The new guidance is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.”  Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in a company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The adoption of this guidance did not materially impact the Company’s consolidated financial condition or results of operations.

8 of 23

In August 2009, the FASB issued new guidance on “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value.”  The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement.  The new guidance is effective for interim and annual periods beginning after August 27, 2009. The provisions of the new guidance did not materially impact the Company’s consolidated financial condition or results of operations.

Accounting Guidance Not Yet Effective:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this guidance to have any material impact on the consolidated financial condition or results of operations.

In June 2009, the FASB issued guidance which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this guidance to have a material impact, if any, on its consolidated financial condition or results of operation.

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

ASC 740, which became effective January 1, 2007, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Since adoption of ASC 740 and as of September 30, 2009, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 7 - SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments is reported in financial statements.  The Company has identified its insurance company operation as its primary reporting segment.  Revenues from this segment comprised 87% of consolidated revenues for the three months and 86% of consolidated revenues for the nine months ended September 30, 2009, respectively, compared to 87% of revenues for the three and nine months ended September 30, 2008.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

9 of 23

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Revenues
Insurance company operation	$8,938,588	$9,991,376	$27,188,648	$30,903,813

Other insurance operations	3,813,224	4,419,131	12,551,420	13,169,590
Intersegment eliminations (1)	(2,447,400)	(2,881,375)	(8,193,985)	(8,453,757)
Total other insurance operations	1,365,824	1,537,756	4,357,435	4,715,833

Total Revenues	$10,304,412	$11,529,132	$31,546,083	$35,619,646

Income (Loss) Before Income Taxes
Insurance company operation	$1,762,019	$2,701,615	$5,698,085	$6,611,699
Other insurance operations	(863,066)	(509,325)	(2,255,495)	(1,806,922)
Total income before income taxes	$898,953	$2,192,290	$3,442,590	$4,804,777

	As of
	September 30	December 31
	2009	2008
Assets
Insurance company operation	$162,623,510	$171,700,199
Intersegment eliminations (2)	(1,403,003)	(1,658,771)
Total insurance company operation	161,220,507	170,041,428
Other insurance operations	14,487,424	14,561,548
Total Assets	$175,707,931	$184,602,976

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

NOTE 8 - FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures,” was adopted by the Company as of January 1, 2008.   The accounting standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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

10 of 23

The Company’s fixed maturities investments are all classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources in active markets for identical assets with reasonable levels of price transparency.  Fair value measurements are not adjusted for transaction costs.

All of the Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value.  Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.  Short-term investments are carried at cost, which approximates fair value.  The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.  For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses). There was no credit loss component for any of the periods presented in the accompanying consolidated statement of operations. The impairment related to all other factors is reported in “accumulated other comprehensive income.”  Realized gains and losses, if any, are included in the Consolidated Statements of Operations based on the specific identification method.

The Company had $3,202,502 of unrealized investment gain, net of deferred taxes as of September 30, 2009, as compared to $4,904,873 of unrealized investment gains, net of deferred taxes as of December 31, 2008.

NOTE 9 - INVESTMENTS

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009
Available for sale:
Fixed maturities
Certificates of deposit	$17,854,997	-	-	$17,854,997
U.S. treasury securities	93,368,889	$4,797,892	-	98,166,781
Industrial and miscellaneous taxable bonds	4,055,656	54,384	-	4,110,040
Total fixed maturities	$115,279,542	$4,852,276	-	$120,131,818

December 31, 2008
Available for sale:
Fixed maturities
Certificates of deposit	$400,000	-	-	$400,000
U.S. treasury securities	124,526,227	$7,412,273	-	131,938,500
Industrial and miscellaneous taxable bonds	10,614,127	85,078	$65,725	10,633,480
Total fixed maturities	$135,540,354	$7,497,351	$65,725	$142,971,980

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2009	2008

Gross unrealized appreciation of fixed maturities	$4,852,276	$7,497,351
Gross unrealized (depreciation) of fixed maturities	-	(65,725)
Net unrealized appreciation on investments	4,852,276	7,431,626
Deferred federal tax (expense)	(1,649,774)	(2,526,753)
Net unrealized appreciation, net of deferred income taxes	$3,202,502	$4,904,873

The Company had no investments in an unrealized loss position as of September 30, 2009.  As of December 31, 2008, The Company had three fixed maturity investment grade industrial securities with a gross unrealized loss of $65,725, for continuous periods of 0 to 6 months.

11 of 23

The Company did not sell any fixed maturity investment in the nine months ended September 30, 2009. The Company sold one fixed maturity investment in the nine months ended September 30, 2008, with net realized gain in the amount of $6,306.

Short-term investments have an initial maturity of one year or less and consist of the following:

	September 30	December 31
	2009	2008

Bank money market accounts	$17,158,342	$3,312,140
U.S. government money market fund	5,416,932	5,585,395
Certificates of deposit	3,094,000	200,000
Short-term U.S. treasury bills	-	399,953
Bank savings accounts	1,759	4,545
Total short-term investments	$25,671,033	$9,502,033

The Company manages its own investment portfolio.  A summary of net investment and related income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Fixed maturities	$993,811	$1,398,720	$3,332,842	$4,419,171
Realized gains on fixed maturities	-	-	-	6,306
Short-term investments	18,072	26,671	47,500	125,483
Total investment income	$1,011,883	$1,425,391	$3,380,342	$4,550,960

NOTE 10 – CONTINGENCIES

One of the Company’s agents that was recently appointed to help the Company get its Trucking Program started failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009.  In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company.  The agent has not paid any subsequent premium to Unifax. The Company subsequently commenced legal proceedings against the agent and the agent’s guarantors for recovery of the balance due and any related recovery costs incurred.  All related recovery costs have been expensed as incurred.  As of September 30, 2009, the agent’s balance due to Unifax was $1,448,060.  Based on the limited information presently available, in the three months ended September 30, 2009, the Company increased the previously established bad debt reserve for this agent by $150,000.  Thus the total bad debt reserve as of September 30, 2009, is $501,385 which represents approximately 35% of the current balance due to Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 10, 2009, the date the financial statements were issued, and noted no significant events to be disclosed.

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

The Company had a net income of $617,680 for the three months ended September 30, 2009, compared to net income of $1,445,340 for the three months ended September 30, 2008, a decrease in net income of  $827,660 (57%).  For the nine months ended September 30, 2009, the Company had a net income of $2,330,990 compared to a net income of $3,186,290 for the nine months ended September 30, 2008, a decrease in net income of $855,300 (27%).

12 of 23

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks.  It is not all-inclusive and is meant to be read in conjunction with the entirety of management’s discussion and analysis of financial condition and results of operations, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation.  The insurance company operation generated approximately 87% of consolidated revenues for the three months and 86% of consolidated revenues for the nine months ended September 30, 2009, respectively.  The insurance company operation generated approximately 87% of consolidated revenues for the three and nine months ended September 30, 2008.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

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

Premium written before reinsurance decreased $1,037,938 (10%) to $9,350,531 for the three months ended September 30, 2009, compared to $10,388,469 for the three months ended September 30, 2008.  Premium written before reinsurance decreased $397,684 (1%) to $29,874,937 for the nine months ended September 30, 2009, compared to $30,272,621 for the nine months ended September 30, 2008.  The decrease in premium written before reinsurance for the three and nine months ended September 30, 2009 as compared to prior year periods is primarily attributed to a loss of customers attributable to the fact that the insurance marketplace continues to be intensely competitive.  While the Company attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can continue to grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.
Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Net premium earned	$7,752,250	$8,367,062	$(614,812)	$23,234,588	$25,872,824	$(2,638,236)

Less:
Losses and loss adjustment expenses	4,931,348	4,750,265	181,083	14,353,234	17,026,560	(2,673,326)
Policy acquisition costs	1,845,975	2,055,828	(209,853)	5,770,733	6,213,989	(443,256)
Total	6,777,323	6,806,093	(28,770)	20,123,967	23,240,549	(3,116,582)

Underwriting Profit (Before Income Taxes)	$974,927	$1,560,969	$(586,042)	$3,110,621	$2,632,275	$478,346

13 of 23

The decrease in underwriting profit (before income tax) for the three months ended September 30, 2009, compared to the prior year period, as shown in the above table, is primarily the result of a decrease in net premium earned.  The increase in underwriting profit (before income tax) for the nine months ended September 30, 2009, compared to the prior year period, as shown in the above table, is primarily the result of a decrease in losses and loss adjustment expenses and policy acquisition costs, offset by a decrease in net premium earned.

Losses and loss adjustment expenses were 64% of net premium earned for the three months ended September 30, 2009, compared to 57% of net premium earned for the three months ended September 30, 2008.  Losses and loss adjustment expenses were 62% of net premium earned for the nine months ended September 30, 2009, compared to 66% of net premium earned for the nine months ended September 30, 2008.

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Losses and loss
adjustment expenses:
Current accident year	$5,861,811	$5,798,936	$62,875	$17,044,045	$18,731,978	$(1,687,933)
Less: favorable development of all prior accident years	930,463	1,048,671	(118,208)	2,690,811	1,705,418	985,393
Total	$4,931,348	$4,750,265	$181,083	$14,353,234	$17,026,560	$(2,673,326)

The increase in losses and loss adjustment expenses for the three months ended September 30, 2009, as compared to the prior year period is primarily due to an increase in current accident year losses incurred and a decrease in favorable development of prior accident years’ losses and loss adjustment expenses.

The decrease in losses and loss adjustment expenses for the nine months ended September 30, 2009, as compared to the prior year period is primarily due to a decrease in current accident year losses incurred and an increase in favorable development of prior accident years’ losses and loss adjustment expenses.  The decrease in current accident year losses and loss adjustment expenses incurred is primarily related to lower reserve estimates for unpaid losses and loss adjustment expenses due to fewer policies sold and a decrease in net earned premium.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income.  Excluding investment and other income, these operations accounted for approximately 13% of total revenues in the three months and 14% in the nine months ended September 30, 2009, respectively, compared to approximately 13% of total revenues in the three and nine months ended September 30, 2008.

The Company’s bad debt expense increased $150,006 and $499,951 for the three and nine months ended September 30, 2009, respectively.  The increase was primarily due to a single agent’s failure to remit premiums due to Unifax.  See “Note 10, Contingencies.”

Investments and Liquidity
The Company generates revenue from its investment portfolio, which consisted of approximately $141.0 million (at amortized cost) at September 30, 2009, compared to $145.0 million (at amortized cost) at December 31, 2008. Investment income, excluding net realized investment gains, decreased $413,508 (29%) and $1,164,312 (26%) for the three and nine months ended September 30, 2009, as compared to prior year periods, respectively.  The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield to 2.9% and 3.2% in the three and nine months ended September 30, 2009, respectively, from 3.9% and 4.1% in the three and nine months ended September 30, 2008, respectively.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.  The Company had no realized gains or losses for the three and nine months ended September 30, 2009.  The Company sold one fixed maturity investment in the nine months ended September 30, 2008, with a net realized gain of $6,306.

14 of 23

Liquidity and Capital Resources

Due to the nature of the Company's business (insurance and insurance services) and whereas Company growth does not normally require material reinvestments of profits into property or equipment, the cash flow generated from operations usually results in improved liquidity for the Company.

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  As of September 30, 2009, the Company had cash and investments of $141,018,106 (at amortized cost) of which $138,647,709 (98%) were investments of Crusader.

As of September 30, 2009, the Company had invested $115,279,542 (at amortized cost) or 82% of its invested assets in fixed maturity obligations.   All of our investments in fixed maturity and short-term investments are classified as available-for-sale and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $115,279,542 (at amortized cost) includes $93,368,889 (81%) of U.S. treasury securities, $4,055,656 (4%) of industrial and miscellaneous securities, and $17,854,997 (15%) of long-term certificates of deposit.

The remaining balance of the Company's investments is in short-term investments that include bank money market accounts, certificates of deposit, and a short-term treasury money market fund.

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

In April 2000, the Company announced that its Board of Directors had authorized the purchase from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the nine months ended September 30, 2009, the Company repurchased 144,972 shares of the Company’s common stock at a cost of $1,303,223 of which $71,243 was allocated to capital and $1,231,980 was allocated to retained earnings.  As of September 30, 2009, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 370,495 shares of common stock.

At a meeting of the Board of Directors held on March 23, 2009, the Board declared a cash dividend of $0.18 per common share. The dividend aggregating $1,002,173 was paid on May 1, 2009, to shareholders of record on April 10, 2009.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments as of the date of this report, net of trust restrictions of $894,531, statutory deposits of $700,000, and the dividend restriction between Crusader and Unico, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

15 of 23

Results of Operations

All comparisons made in this discussion are comparing the three months and nine months ended September 30, 2009, to the three months and nine months ended September 30, 2008, unless otherwise indicated.

The Company had a net income of $617,680 for the three months ended September 30, 2009, compared to a net income of $1,445,340 for the three months ended September 30, 2008, a decrease of $827,660 (57%).  For the nine months ended September 30, 2009, the Company had a net income of $2,330,990 compared to a net income of $3,186,290 for the nine months ended September 30, 2008, a decrease of $855,300 (27%).  Total revenues decreased $1,224,720 (11%) to $10,304,412 for the three months and $4,073,563 (11%) to $31,546,083 for the nine months ended September 30, 2009, compared to total revenues of $11,529,132 for the three months and $35,619,646 for the nine months ended September 30, 2008.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Direct written premium reported on the Company’s statutory statement decreased $1,037,938 (10%) and $397,684 (1%), to $9,350,531 and $29,874,937 for the three and nine months ended September 30, 2009, compared to $10,388,469 and $30,272,621 for the three and nine months ended September 30, 2008.

The decrease in premium written before reinsurance for the three and nine months ended September 30, 2009, as compared to prior year periods is primarily attributed to a loss of customers attributable to the fact that the insurance marketplace continues to be intensely competitive.  While the Company attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can continue to grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

Premium earned before reinsurance decreased $478,061 (5%) to $10,088,770 for the three months and $2,334,097 (7%) to $30,185,220 for the nine months ended September 30, 2009, compared to $10,566,831 for the three months and $32,519,317 for the nine months ended September 30, 2008.  The Company writes annual policies and, therefore, earns written premium over the one-year policy term.

Earned ceded premium (excluding provisionally rated ceded premium) increased $136,751 (6%) to $2,336,520 for the three months and $304,139 (5%) to $6,950,632 for the nine months ended September 30, 2009, compared to ceded premium of $2,199,769 in the three months and $6,646,493 for the nine months ended September 30, 2008.  The increase in earned ceded premium is primarily a result of changes in the rates charged by Crusader’s reinsurers, offset in part by a decrease in direct premium earned.  The Company evaluates each of its ceded reinsurance contracts at inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of September 30, 2009, all such ceded contracts are accounted for as risk transfer reinsurance.  The earned ceded premium consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.  Prior to January 1, 1998, the Company’s reinsurer charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged.  That provisionally rated treaty was cancelled on a runoff basis in 1997.

16 of 23

 Direct earned premium, earned ceded premium, and ceding commission are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Direct earned premium	$10,088,770	$10,566,831	$(478,061)	$30,185,220	$32,519,317	$(2,334,097)
Earned ceded premium:
Excluding provisionally rated ceded premium	2,336,520	2,199,742	136,778	6,958,759	6,726,302	232,457
Provisionally rated ceded premium	-	27	(27)	(8,127)	(79,809)	71,682
Total earned ceded premium	2,336,520	2,199,769	136,751	6,950,632	6,646,493	304,139
Ceding commission	(698,347)	(653,296)	(45,051)	(2,072,667)	(2,010,939)	(61,728)
Total earned ceded premium net of ceding commission	$1,638,173	$1,546,473	$91,700	$4,877,965	$4,635,554	$242,411

Total earned ceded premium excluding provisionally rated ceded premium was approximately 23% of direct earned premium in the three and nine months ended September 30, 2009, and 21% of direct earned premium in the three and nine months ended September 30, 2008.  There was no significant change in the ceding commission rate.

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

The 2007 through 2009 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  In March 2007, the Company received an advance of $1 million from its reinsurer, and in February 2008, the Company received an additional $2,419,940 to be applied against future contingent commission earned, if any.  Based on the Company’s calculated and reported net profit (excluding incurred but not reported losses) as of December 31, 2008, the Company paid its reinsurer $311,616 in March 2009.  Based on the Company’s ceded losses and loss adjustment expenses (including ceded incurred but not reported losses) as of September 30, 2009, the Company recorded $1,660,729 of these net payments as an advance from its reinsurer and this amount is included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  Thus, the Company has recognized $1,447,595 of contingent commission, of which $161,839 and $527,866 was recognized in the three and nine months ended September 30, 2009, respectively.

Investment income, excluding realized investment gains, decreased $413,508 (29%) to $1,011,883 for the three months ended September 30, 2009, compared to investment income of $1,425,391 for the three months ended September 30, 2008.  Investment income, excluding realized investment gains, decreased $1,164,312 (26%) to $3,380,342 for the nine months ended September 30, 2009, compared to investment income of $4,544,654 for the nine months ended September 30, 2008.  The Company had no realized gains or losses for the three and nine months ended September 30, 2009.    The Company sold one fixed maturity investment in the nine months ended September 30, 2008, with net realized gain of $6,306.  The decrease in investment income in the current periods as compared to the prior year periods is primarily a result of a decrease in the Company’s annualized yield on average invested assets to 2.9% for the three months and 3.2% for the nine months ended September 30, 2009, respectively, from 3.9% for the three months and 4.1% for the nine months ended September 30, 2008, respectively.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

17 of 23

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Average Invested Assets*	$141,759,987	$145,521,741	$142,996,481	$146,647,603
Total Investment Income	$1,011,883	$1,425,391	$3,380,342	$4,544,654
Annualized Yield on Average Invested Assets	2.9%	3.9%	3.2%	4.1%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated fair value and weighted average yield of fixed maturity investments at September 30, 2009, by contractual maturity are set forth below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2009	-	-	-	-
December 31, 2010	37,548,999	37,594,005	38,114,820	2.4%
December 31, 2011	30,355,998	30,419,727	31,028,186	2.3%
December 31, 2012	38,200,000	38,172,763	41,404,375	4.4%
December 31, 2013	9,100,000	9,093,047	9,584,437	3.3%
Total	$115,204,997	$115,279,542	$120,131,818	3.1%

The weighted average maturity of the Company’s fixed maturity investments was 2.0 years as of September 30, 2009, and 2.2 years as of September 30, 2008.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of September 30, 2009, the Company held fixed maturity investments with unrealized appreciation of $4,852,276 and held no fixed maturity investments with unrealized depreciation.  The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of is amortized cost basis.

Gross commissions and fees decreased $135,073 (10%) to $1,277,838 for the three months and decreased $227,619 (5%) to $4,072,049 for the nine months ended September 30, 2009, compared to commissions and fees of $1,412,911 for the three months and $4,299,668 for the nine months ended September 30, 2008.

The decreases in gross commission and fee income for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, are as follows:

18 of 23

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Policy fee income	$526,035	$554,774	$(28,739)	$1,589,682	$1,697,793	$(108,111)
Health insurance program	601,931	690,870	(88,939)	1,962,054	2,049,747	(87,693)
Membership and fee income	63,195	74,499	(11,304)	199,631	227,548	(27,917)
Other commission and fee income	30	50	(20)	673	7,212	(6,539)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	86,647	92,718	(6,071)	254,495	258,775	(4,280)
Contingent commission	-	-	-	65,514	58,593	6,921
Total	$1,277,838	$1,412,911	$(135,073)	$4,072,049	$4,299,668	$(227,619)

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells.  For financial reporting purposes policy fees are earned ratably over the life of the related insurance policy.  The unearned portion of the policy fee is recorded as a liability on the balance sheet under Accrued Expenses and Other Liabilities.  Policy fee income decreased $28,739 (5%) and $108,111 (6%) in the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008.  The decrease in policy fee income is directly related to a decrease in the number of policies issued in the three and nine months ended September 30, 2009, as compared to the prior year periods.

American Insurance Brokers, Inc. (AIB) markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income decreased $88,939 (13%) and $87,693 (4%) in the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008.  In November 2008, AIB entered into a general agent contract with Blue Shield of California who pays AIB override commissions for all business submitted to them.  Beginning in September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California, from nineteen plans to four. All new employer groups and existing employer groups on their anniversary date will have the option to choose from the four available plans.  AIB will be assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to small group employers in the state of California has resulted in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer all remaining CIGNA business, including dental plans for individuals and small group employers.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is an administrator for CIGNA HealthCare and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association.  For these services, AAQHC receives membership and fee income from its members.  Membership and fee income decreased $11,304 (15%) and $27,917 (12%) for the three and nine months ended September 30, 2009, respectively.  This decrease was primarily a result of the reduction in CIGNA medical plans offered to small group employers in the state of California as discussed above.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Due to declining sales, commission in the daily automobile rental insurance program (excluding contingent commission) decreased $6,071 (7%) and $4,280 (2%) for the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008.

Losses and loss adjustment expenses were 64% of net premium earned for the three months ended September 30, 2009, compared to 57% of net premium earned for the three months ended September 30, 2008.  Losses and loss adjustment expenses were 62% of net premium earned for the nine months ended September 30, 2009, compared to 66% of net premium earned for the nine months ended September 30, 2008.  The increase in losses and loss adjustment expenses for the three months ended September 30, 2009, as compared to the prior year period is primarily due to an increase in current accident year losses incurred and a decrease in favorable development of prior accident years’ losses and loss adjustment expenses.  The decrease in losses and loss adjustment expenses for the nine months ended September 30, 2009, as compared to the prior year period is primarily due to a decrease in current accident year losses incurred and an increase in favorable development of prior accident years’ losses and loss adjustment expenses.  The decrease in current accident year losses and loss adjustment expenses incurred is primarily related to lower reserve estimates for unpaid losses and loss adjustment expenses due to fewer policies sold and a decrease in net earned premium.

19 of 23

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$5,861,811	$5,798,936	$62,875	$17,044,045	$18,731,978	$(1,687,933)
Less: favorable development of all prior accident years	930,463	1,048,671	(118,208)	2,690,811	1,705,418	985,393
Total	$4,931,348	$4,750,265	$181,083	$14,353,234	$17,026,560	$(2,673,326)

The Company’s consolidated financial statements include estimated reserves for unpaid losses and loss adjustment expenses of the insurance company operation.  Management makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  The Company does not specifically identify reasonably likely scenarios other than utilizing management’s best estimate.  In addition to applying the various standard methods to the data, an extensive series of diagnostic tests of the resultant reserve estimates are applied to determine management’s best estimate of the unpaid claims liability.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss.  When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.  The accurate establishment of loss and loss adjustment expense reserves is a difficult process, as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed.  Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid.  Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.  At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company’s chief executive officer, the Company’s chief financial officer, and an independent consulting actuary. The Company uses the loss ratio method to estimate ultimate claims costs on the current accident year.  The current accident year IBNR reserves are initially determined by multiplying earned premiums for the year by the expected loss and loss adjustment expense ratio, then subtracting the current accident year’s cumulative incurred (paid plus case reserves) to date.  This method is subject to adjustment based upon actual results incurred during the reporting period.  This initial IBNR reserve is adjusted as subsequent development of that accident year takes place.  The differences between actual and expected claims costs are typically not due to one specific factor, but to a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors.  Because of these and other factors, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

20 of 23

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  These costs were approximately 24% of net premium earned for the three months and 25% for the nine months ended September 30, 2009, respectively, compared to 25% of net premium earned for the three months and 24% for the nine months ended September 30, 2008, respectively.

Salaries and employee benefits decreased $188,571 (13%) to $1,305,366 for the three months and $313,859 (7%) to $4,015,515 for the nine months ended September 30, 2009, compared to salary and employee benefits of $1,493,937 for the three months and $4,329,374 for the nine months ended September 30, 2008.  The decrease was primarily due to the retirement of the former chief executive officer of the Company on April 1, 2009.

Commissions to agents/brokers decreased $68,796 (21%) to $251,538 for the three months and $99,471 (10%) to $860,515 for the nine months ended September 30, 2009, compared to commission expense of $320,334 for the three months and $959,986 for the nine months ended September 30, 2008.  The decrease in commission to agents/brokers is primarily the result of a decrease in commission expense on the health insurance program in the three and nine months ended September 30, 2009, as compared to the prior year periods.

Other operating expenses increased $354,754 (50%) to $1,071,232 for the three months and $818,536 (36%) to $3,103,496 for the nine months ended September 30, 2009, compared to $716,478 for the three months and $2,284,960 for the nine months ended September 30, 2008.  The increase in other operating expenses is primarily due to an increase in the Company’s reserve for bad debts, legal fees and the fees charged by the California Department of Insurance for performing its required tri-annual examination of the Company’s insurance subsidiary. The Company’s bad debt expense increased $150,006 and $499,951 for the three and nine months ended September 30, 2009, respectively.  The increase in bad debt expense and legal fees was primarily due to a single agent’s failure to remit premiums due Unifax.  See “Note 10, Contingencies.”  The Company’s examination fee expense increased $98,013 and $216,244 for the three and nine months ended September 30, 2009, respectively.

Income tax provision was an expense of $281,273 (31% of pre-tax income) for the three months and $1,111,600 (32% of pre-tax income) for the nine months ended September 30, 2009, compared to an income tax expense of $746,950 (34% of pre-tax income) for the three months and $1,618,487 (34% of pre-tax income) for the nine months ended September 30, 2008.  This decrease in income tax expense was primarily due to a decrease in pre-tax income to $898,953 in the three months and $3,442,590 in the nine months ended September 30, 2009, compared to pre-tax income of $2,192,290 in the three months and $4,804,777 in the nine months ended September 30, 2008.

The effect of inflation on net income of the Company during the three and nine months ended September 30, 2009, and the three and nine months ended September 30, 2008, was not significant.
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

21 of 23

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.  The Company’s invested assets consist of the following:
	September 30 2009	December 31 2008	Increase (Decrease)
Fixed maturity bonds (at amortized value)	$97,424,545	$135,140,354	$(37,715,809)
Short-term cash investments (at cost)	25,671,033	9,502,033	16,169,000
Certificates of deposit (over 1 year, at cost)	17,854,997	400,000	17,454,997
Total invested assets	$140,950,575	$145,042,387	$(4,091,812)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2009 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended September 30, 2009, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2009, through July 31, 2009	-	-	-	505,604
August 1, 2009, through August 31, 2009	132,528	$9.08	132,528	373,076
September 1, 2009, through September 30, 2009	2,581	$9.14	2,581	370,495
Total	135,109	$9.08	135,109	370,495

(1)
In April 2000, the Company announced that its Board of Directors had authorized the purchase from time to time of up to an aggregate of 315,000 shares of the common stock of the Company.  On August 8, 2000, the Board of Directors authorized the purchase of an additional 315,000 shares and on September 6, 2000, the Board of Directors authorized the purchase of another 315,000 shares of the common stock of the Company.  On December 19, 2008, the Board of Directors authorized an additional stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This brought the total shares of the Company’s common stock authorized to be repurchased to 1,445,000 shares since the year 2000.  The programs have no expiration date and may be terminated by the Board of Directors at any time.  During the nine months ended September 30, 2009, the Company repurchased 144,972 shares of the Company’s common stock at a cost of $1,303,223 of which $71,243 was allocated to capital and $1,231,980 was allocated to retained earnings.  As of September 30, 2009, under the stock repurchase programs previously adopted by the Company, the Company had remaining authority to repurchase up to an aggregate of 370,495 shares of common stock.

22 of 23

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

SIGNATURES

Pursant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   UNICO AMERICAN CORPORATION

Date:    November 10, 2009    By:     /s/ CARY L. CHELDIN
 Cary Cheldin
 Chairman of the Board, President and Chief
 Executive Officer, (Principal Executive Officer)

Date:    November 10, 2009    By:   /s/ LESTER A. AARON
Lester A. Aaron
Treasurer, Chief Financial Officer, (Principal
Accounting and Principal Financial Officer)

23 of 23

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