Form 10-Q/A
period 2009-06-30
UNICO AMERICAN CORP
filed 2009-11-30
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

1 of 3

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 (the “Original Filing”) is being filed in order to file three exhibits thereto which were inadvertently not filed with the Original Filing. This Amendment No. 1 to the Original Filing does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Original Filing or the exhibits filed therewith.

Part II

OTHER INFORMATION

Item 6.                      Exhibits

10.1           Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Cary L. Cheldin.

10.2           Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester Aaron

10.3           Employment Agreement effective April 1, 2009 by and between Registrant and Terry L. Kinigstein

31.1           Certificate of Chief Executive Officer pursuant to 13(a)-14(a) or Rule 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2           Certificate of Chief Financial Officer pursuant to 13(a)-14(a) or Rule 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act

2 of 3

SIGNATURES

Pursant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   UNICO AMERICAN CORPORATION

Date:    November 30, 2009    By:     /s/ CARY L. CHELDIN
 Cary Cheldin
 Chairman of the Board, President and Chief
 Executive Officer, (Principal Executive Officer)

Date:    November 30, 2009    By:   /s/ LESTER A. AARON
Lester A. Aaron
Treasurer, Chief Financial Officer, (Principal
Accounting and Principal Financial Officer)

3 of 3

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Cary L. Cheldin.
10.2	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester Aaron
10.3	Employment Agreement effective April 1, 2009 by and between Registrant and Terry L. Kinigstein
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).