Form 10-K
period 2009-12-31
UNICO AMERICAN CORP
filed 2010-03-30
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009	Commission File No. 0-3978

UNICO AMERICAN CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23251 Mulholland Drive, Woodland Hills, California	91364
(Address of Principal Executive Offices)	(Zip Code)

 Registrant's telephone number, including area code:  (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

Securities registered pursuant to section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes__  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerator filer and large accelerator in Rule 12b-2 of the Exchange Act.  (Check one):

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
Yes    No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2009, the last business day of Registrant’s most recently completed second fiscal quarter was $20,836,787.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 25, 2010
Common Stock, $0 Par value per share	5,306,204

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2009, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof.  If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment - insurance company operation, and all other revenues from insurance operations.  The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico’s property and casualty insurance company.  Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, are as follows:

	Year ended December 31
	2009		2008		2007
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company revenues	$35,936,552	86.3%	$40,527,988	86.7%	$44,137,213	87.6%

Other revenues from insurance operations
Gross commissions and fees:
Health insurance program commission income	2,526,772	6.1%	2,754,293	5.9%	2,320,161	4.9%
Policy fee income	2,109,681	5.1%	2,239,306	4.8%	2,482,006	4.7%
Daily automobile rental insurance program: Commission	401,829	1.0%	403,943	0.9%	390,659	0.8%
Claim administration fees	-	-	-	-	-	-
Association operations membership and fee income	261,980	0.6%	300,214	0.6%	309,712	0.6%
Other commission and fee income	787	-	8,315	-	13,095	-
Total gross commission and fee income	5,301,049	12.8%	5,706,071	12.2%	5,515,633	11.0%
Investment income	1,350	0.0%	61,434	0.1%	152,002	0.3%
Finance charges and fees earned	369,285	0.9%	460,422	1.0%	553,997	1.1%
Other income	8,870	-	13,529	-	14,050	-
Total other revenues from insurance operations	5,680,554	13.7%	6,241,456	13.3%	6,235,682	12.4%

Total revenues	$41,617,106	100.0%	$46,769,444	100.0%	$50,372,895	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader.  Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985.  Since 2004, all Crusader business has been written in the state of California.  During the year ended December 31, 2009, approximately 98% of Crusader’s business was commercial multiple peril policies.  Commercial multiple peril policies provide a combination of property and liability coverage for businesses.  Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage.  However, Crusader does not write earthquake coverage.  Commercial liability coverages insure against third party liability from accidents occurring on the insured’s premises or arising out of its operation.  In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.  As of December 31, 2009, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

The insurance marketplace continues to be intensely competitive as more insurers are competing for the same customers.  Many of Crusader’s competitors price their insurance at rates that the Company believes are inadequate to support an underwriting profit.  While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.  During 2009, Crusader continued to introduce product changes such as rates, eligibility guidelines, rules and coverage forms.  Improved service is primarily focused upon transacting business through the internet, as well as providing more options to make the agents’ and brokers’ time more efficiently spent with Crusader (i.e., as opposed to spending time with Crusader’s competitors).  As of December 31, 2009, Crusader had appointed sixteen retail agents.  Presently, it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by Crusader.  However, Crusader does not intend to substantially increase its number of retail agents appointed until such time as the Company implements a new policy administration system. The Company is in the final stages of selecting an outside vendor to provide it with a state of the art policy administration software system.  The Company estimates implementation of the new software system to take approximately one to one and one-half years from the date the vendor is selected.

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

Crusader’s primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2005 – 2009	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A	$250,000	$500,000

2002	Partner Reinsurance Company of the U.S.	A+	$250,000	$675,000

2000 - 2001	Partner Reinsurance Company of the U.S.	A+	$250,000	$500,000

1998 - 1999	General Reinsurance Corporation	A++	$250,000	$750,000

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

In 2009 and 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.  In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty.  In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties.  In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties.

The 2007 through 2009 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses.  As of December 31, 2009, the Company has received a total net contingent commission of $3,108,324 for the years subject to contingent commission.  Of this amount, the Company has recognized $1,686,380 of contingent commission income, of which $766,651 was recognized in the year ended December 31, 2009.  The remaining balance of the net payments received of $1,421,944 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

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

The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2009, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of earned premium ceded to the reinsurers was $9,276,407 for the year ended December 31, 2009, $8,771,069 for the year ended December 31, 2008, and $11,532,308 for the year ended December 31, 2007.

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

The process of establishing loss and loss adjustment expense reserves involves significant judgment.  The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 1999 through 2009.  The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date.  The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year.  The estimate may change as more information becomes known.  The Company believes that its loss and loss adjustment expense reserves are properly stated.  When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects redundancies and deficiencies in Crusader’s net loss and loss adjustment expense reserves.  The net reserves for the 2002 through 2008 periods reflect a cumulative redundancy.  The gross reserves also reflect a cumulative redundancy deficiency for the 2002 through 2008 periods.  See discussion of losses and loss adjustment expenses in Item 7 - “Management’s Discussion and Analysis - Results of Operations - Insurance Company Operation.”

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

	CRUSADER INSURANCE COMPANY
	ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
	Year Ended December 31
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Reserve for Unpaid Losses and Loss Adjustment Expenses, Net	$37,628,165	$34,546,026	$49,786,215	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545

Paid Cumulative as of
1 Year Later	18,745,224	20,841,417	23,010,615	21,326,688	18,546,279	14,626,446	17,257,218	18,136,958	20,255,356	17,123,126
2 Years Later	34,905,359	37,976,277	39,463,106	35,883,729	28,289,327	26,374,067	30,280,022	32,708,859	34,175,791
3 Years Later	46,072,688	49,053,708	46,256,431	40,808,763	35,508,898	34,031,644	39,459,338	40,477,741
4 Years Later	53,153,491	52,821,183	49,157,040	44,116,477	39,577,949	37,471,168	44,045,638
5 Years Later	56,021,297	54,919,573	51,678,787	46,382,760	41,417,614	38,960,467
6 Years Later	57,247,843	56,715,300	53,604,855	47,272,911	42,384,891
7 Years Later	58,801,974	58,428,481	53,834,453	47,994,346
8 Years Later	60,000,165	58,528,260	53,826,582
9 Years Later	60,075,050	58,496,996
10 Years Later	60,146,769

Reserves Reestimated as of
1 Year Later	41,898,796	53,872,376	57,577,066	56,348,531	58,048,427	63,525,526	64,064,784	65,958,329	62,748,486	54,883,464
2 Years Later	56,423,375	59,746,880	60,629,814	57,237,770	54,623,000	51,981,027	60,840,795	61,135,905	59,520,345
3 Years Later	59,486,543	62,172,320	60,974,567	55,430,550	50,602,947	49,959,618	57,688,373	56,989,424
4 Years Later	61,791,428	62,369,460	59,745,610	53,154,847	49,959,618	47,537,734	55,381,880
5 Years Later	62,174,813	61,894,587	58,289,479	53,047,154	47,848,145	46,539,900
6 Years Later	61,983,908	61,192,597	58,677,307	51,628,155	47,335,768
7 Years Later	61,875,465	61,975,092	57,039,089	51,380,177
8 Years Later	62,659,129	60,565,031	56,156,091
9 Years Later	61,392,495	59,879,760
10 Years Later	60,956,423

Cumulative Redundancy (Deficiency)	$(23,328,258)	$(25,333,734)	$(6,369,876)	$2,216,768	$11,548,093	$20,810,089	$20,853,587	$13,087,006	$6,784,942	$3,955,553

Gross Liability for Unpaid Losses and Loss Adjustment Expenses	$41,592,489	$45,217,369	$60,534,295	$74,905,284	$78,139,090	$87,469,000	$101,914,548	$93,596,117	$94,730,711	$78,654,590	$71,585,408

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(3,964,324)	(10,671,343)	(10,748,080)	(21,308,339)	(19,255,229)	(20,119,011)	(25,679,081)	(23,519,687)	(28,425,424)	(19,815,573)	(16,175,863)
Net Liability for Unpaid Losses and
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$37,628,165	$34,546,026	$49,786,215	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545

Gross Liability Reestimated	$88,814,144	$91,297,786	$86,583,166	$73,781,185	$67,297,027	$64,540,445	$75,912,885	$74,899,807	$79,570,780	$71,477,499
Ceded Liability Reestimated	(27,857,721)	(31,418,026)	(30,427,075)	(22,401,008)	(19,961,259)	(18,000,545)	(20,531,005)	(17,910,383)	(20,050,434)	(16,594,039)
Net Liability Reestimated	$60,956,423	$59,879,760	$56,156,091	$51,380,177	$47,335,768	$46,539,900	$55,381,880	$56,989,424	$59,520,346	$54,883,460

Gross Reserve Redundancy (Deficiency)	$(47,221,655)	$(46,080,417)	$(26,048,871)	$1,124,099	$10,842,063	$22,928,555	$26,001,663	$18,696,310	$15,159,931	$7,177,091

Net Premium Written to Policyholders' Surplus Ratio

The following table shows, for the periods indicated, Crusader's statutory ratios of net premium written to statutory policyholders' surplus.  Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another.  While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners (NAIC) provide that such ratio should generally be no greater than 3 to 1.

	Twelve months ended December 31
Statutory:	2009	2008	2007	2006	2005

Net premium written	$29,635,898	$31,175,204	$33,412,745	$38,166,864	$46,030,707
Policyholders’ surplus	$62,553,813	$64,736,230	$57,862,334	$50,023,768	$36,586,441
Ratio	0.5 to 1	0.5 to 1	0.6 to 1	0.8 to 1	1.3 to 1

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

•
The differing treatment of income and expense items results in a corresponding difference in federal income tax expense.  Under GAAP reporting, changes in deferred income taxes are reflected as an item of income tax benefit or expense.  As required by SAP, federal income taxes are recorded as income tax benefit or expense when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus.  Changes in deferred taxes are recorded directly to statutory surplus.

Regulation

The insurance company operation is subject to regulation by the California Department of Insurance (the insurance department) and by the department of insurance of other states in which Crusader is licensed.  The insurance department has broad regulatory, supervisory, and administrative powers.  These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes.  The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders.  The insurance department’s Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices.  The most recent Market Conduct Examination of Crusader covered rating and underwriting practices in California during the period from December 15, 2005, through April 10, 2006.  No significant issues were reported as a result of that examination.  The insurance department also conducts periodic financial examinations of Crusader.  During 2009, the insurance department completed a financial examination of Crusader’s December 31, 2005, through December 31, 2008, statutory financial statements.  A final report on the examination was issued by the insurance department on October 22, 2009.  No significant issues were reported as a result of that examination.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies.  The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk).  These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels.  The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.  A company's RBC is required to be disclosed in its statutory annual statement.  The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval.  Crusader’s adjusted capital at December 31, 2009, was 793% of authorized control level risk-based capital.

The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.

LEVEL	TRIGGER	CORRECTIVE ACTION

Company Action Level	Adjusted Capital less than 200% of Authorized Control Level	The insurer must submit a comprehensive plan to the insurance commissioner.

Regulatory Action Level	Adjusted Capital less than 150% of Authorized Control Level	In addition to above, insurer is subject to examination, analysis, and specific corrective action.

Authorized Control Level	Adjusted Capital less than 100% of Authorized Control Level	In addition to both of the above, insurance commissioner may place insurer under regulatory control.

Mandatory Control Level	Adjusted Capital less than 70% of Authorized Control Level	Insurer must be placed under regulatory control.

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

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties.  In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action.  Subsequently, a more comprehensive review of the ratio results and an insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention.  In 2009, the Company was not outside the usual values on any of the thirteen IRIS ratio tests.

California Insurance Guarantee Association

The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets.  The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California.  Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer.  Under the current California Insurance Code, in a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year.  Assessments are recouped through a mandated surcharge to policyholders the year after the assessment.  No assessment was made by CIGA for the 2009, 2008, or the 2007 calendar years.

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

The Holding Company Act also provides that the acquisition or change of “control” of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the insurance commissioner.  In general, a presumption of “control” arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or a person who controls a California insurance company, such as Crusader.  A person seeking to acquire “control,” directly or indirectly, of the Company must generally file with the insurance commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company.  The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.  The Company is in compliance with the Holding Company Act.

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

Effective January 27, 2009, A.M. Best Company upgraded Crusader’s financial strength rating to A- (Excellent) from B++ (Good), and revised Crusader’s rating outlook to “stable” from “positive.”  In addition, Crusader’s Issuer Credit Rating was upgraded to a- (Excellent) from bbb+ (Good).  These rating were reaffirmed by A.M Best as of January 18, 2010.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (The Act) was signed by President Bush.  On December 22, 2005, the United States’ government extended The Act, which was set to expire on December 31, 2005, for two more years.  On December 26, 2007, the United States government extended The Act again through December 31, 2014.  The Act establishes a program within the Department of the Treasury in which the federal government will share the risk of loss from acts of terrorism with the insurance industry.  Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism.  No act shall be certified as an act of terrorism unless the terrorist act results in aggregate losses in excess of $5 million.

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

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities.  In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist.  Consequently, the Company believes its exposure relating to acts of terrorism is low.  In 2009, Crusader received $114,758 in terrorism coverage premium from approximately 7% of its policyholders.  Crusader’s 2009 terrorism deductible was $8,544,153.  Crusader’s 2010 terrorism deductible is $8,010,176.

OTHER INSURANCE OPERATIONS

General Agency Operations

Unifax primarily sells and services commercial multiple peril business insurance policies for Crusader in California.

Bedford Insurance Services, Inc., (Bedford) sells and services daily automobile rental policies in most states for a non-affiliated insurer.

As general agents, these subsidiaries market, rate, underwrite, inspect and issue policies, bill and collect insurance premiums, and maintain accounting and statistical data.  Unifax is the exclusive general agent for Crusader.  Bedford is a non-exclusive general agent for non-affiliated insurance companies.  The Company's marketing is conducted through advertising to independent insurance agents and brokers.  For its services, the general agent receives a commission (based on the premium written) from the insurance company and, in some cases, a policy fee from the customer.  These subsidiaries all hold licenses issued by the California Department of Insurance and other states where applicable.

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

Health Insurance Operation

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

The profitability of insurers is affected by many factors including rate and coverage competition, the frequency of claims and their average cost, natural disasters, state regulations, interest rates, crime rates, general business conditions, and court decisions redefining and expanding the extent of coverage and granting higher compensation awards.  One of the challenging and unique features of the property and casualty business is the fact that since premiums are collected before losses are paid, its products are normally priced before its costs are known.

Insurance Company and General Agency Operations (Property and Casualty)

The Company's property and casualty insurance business continues to experience a competitive marketplace.  There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company.  In addition, Crusader competes not only with other insurance companies but also with other general agencies.  Many of those general agencies offer more products than the Company.  The principal method of competition is price.  While the Company attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  Additional information regarding competition in the insurance marketplace is discussed in Item 7 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”

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

Health Insurance Operation

Competition in the health insurance business is intense.  In 2009 and 2008 approximately 76% and 82% of the Company’s health insurance income derived from the CIGNA HealthCare medical and dental plan programs, respectively.  CIGNA’s plans consist of small group medical and dental policies and individual dental policies.  Currently, all new CIGNA small group medical insurance policies are written through AIB and all CIGNA small group medical insurance policyholders are members of AAQHC.  In November 2008, AIB entered into a General Agent Contract with Blue Shield of California who will pay AIB override commissions for all business submitted to it.  In September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California from nineteen plans to four.  All new employer groups and existing employer groups on their anniversary date will have the option to choose from the four available plans.  AIB will be assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to small group employers in the state of California resulted in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer the remaining four CIGNA medical plans and CIGNA dental plans for individuals and small group employers.

EMPLOYEES

As of March 5, 2010, the Company employed 102 persons at its facility located in Woodland Hills, California.  The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

Item 1A.  Risk Factors.

The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition.  These risks are as follows:

Changes in general economic conditions may have an adverse effect on the Company’s revenues and profitability.

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

Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to the Company.  There is a high level of uncertainty inherent in the evaluation of the required losses and loss adjustment expense reserves for the Company.  The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty.  The Company sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses.  The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors.  Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims.  Changes in Company operations and management philosophy also may cause actual developments to vary from the past.  Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

The Company’s success depends on its ability to accurately underwrite risks and to charge adequate premiums to policyholders.

The Company’s financial condition, liquidity and results of operations largely depend on the Company’s ability to underwrite and set premiums accurately for the risks it faces.  Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, underwriting expenses, and to earn a profit.  In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy.  The Company’s ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, without limitation:

•	Availability of sufficient reliable data.
•	Incorrect or incomplete analysis of available data.
•	Uncertainties inherent in estimates and assumptions.
•	Selection and application of appropriate rating formulae or other pricing methodologies.
•	Adoption of successful pricing strategies.
•	Prediction of policyholder retention (e.g., policy life expectancy).
•	Unanticipated court decisions, legislation or regulatory action.
•	Ongoing changes in the Company’s claim settlement practices.
•	Unexpected inflation.
•	Social changes, particularly those affecting litigation inclinations.

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

Inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect the Company’s ability to write new policies.

The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.  Any decrease in the amount of the Company’s reinsurance will increase the risk of loss and could materially adversely affect its business and financial condition.  Ceded reinsurance does not discharge the Company’s direct obligations under the policies it writes.  The Company remains liable to its policyholders even if the Company is unable to make recoveries that it believes it is entitled to under the reinsurance contracts.  Losses may not be recovered from the reinsurers until claims are paid.

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

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims.  The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models, and is subject to revision or withdrawal at any time.  Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents, and are not intended for the protection of investors.  Any downgrade in the Company’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a material adverse effect on the Company’s results of operations and financial position.  Effective January 27, 2009, A.M. Best Company upgraded Crusader’s financial strength rating to A- (Excellent) from B++ (Good), and revised Crusader’s rating outlook to “stable” from “positive.”  In addition, Crusader’s Issuer Credit Rating was upgraded to a- (Excellent) from bbb+ (Good).  These ratings were reaffirmed by A.M Best as of January 18, 2010.

Intense competition could adversely affect the ability to sell policies at premium rates the Company deems adequate.

The Company faces significant competition which, at times, is intense.  If the Company is unable to compete effectively, its business and financial condition could be materially adversely affected.  Competition in the property and casualty marketplace is based on many factors including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength, and general experience.  The Company competes with regional and national insurance companies.  Some competitors have greater financial, marketing, and management resources than the Company.  Intense competitive pressure on prices can result from the actions of even a single large competitor.  The Company uses its own proprietary premium rates to determine the price it charges for its property and casualty policies.

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

The Company’s insurance business is concentrated in California (100% of gross written premium in 2007 through 2009).  Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance.  In addition, California is exposed to severe natural perils, such as earthquakes and fires, along with the possibility of terrorist acts.  Accordingly, the Company could suffer losses as a result of catastrophic events.

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

The insurance industry is the target of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts and the outcomes of which are unpredictable.  This litigation can be based on a variety of issues including insurance and claim settlement practices.  Although the Company has not been the target of any specific class action lawsuits, it is possible that a suit of this type could have a negative impact on the Company’s business.

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

The Company must hire and train new employees and retain current employees to handle its operations.  The failure of the Company to successfully hire and retain a sufficient number of skilled employees could result in the Company having to slow the growth of its business.  In addition, the failure to adequately staff its claims department could result in decreased quality of the Company’s claims operations.  The Company’s success also depends heavily upon the continued contributions of its executive officers, both individually and as a group.  The Company’s future performance will be substantially dependent on its ability to retain and motivate its management team.  The loss of the services of any of the Company’s executive officers could prevent the Company from successfully implementing its business strategy, which could have a materially adverse effect on the Company’s business, financial condition, and results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company presently occupies approximately 46,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012.  In addition, the lease extension provides for two, five-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.

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

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
              Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM."  The high and low sales prices (by quarter) during the last two comparable twelve-month periods are as follows:

Quarter Ended	High Price	Low Price

March 31, 2008	$10.34	$8.80
June 30, 2008	$10.42	$8.57
September 30, 2008	$9.29	$7.63
December 31, 2008	$9.03	$6.63

March 31, 2009	$8.85	$6.59
June 30, 2009	$8.22	$7.32
September 30, 2009	$10.33	$7.50
December 31, 2009	$10.32	$8.04

As of December 31, 2009, the approximate number of shareholders of record of the Company's common stock was 350.  In addition, the Company estimates beneficial owners of the Company’s common stock held in the name of nominees to be approximately 460.  Total shareholders are estimated to be approximately 810.

On March 23, 2009, the Board of Directors declared a cash dividend of $0.18 per common share payable on May 1, 2009, to shareholders of record on April 10, 2009.  In addition, on December 7, 2009, the Board of Directors declared an additional cash dividend of $0.18 per common share payable on December 29, 2009, to shareholders of record on December 17, 2009.  Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.  Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company.  Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”).  Presently, without prior regulatory approval, Crusader may pay a dividend in any twelve (12) month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year.  Based on Crusader’s statutory net income for the year ended December 31, 2009, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2010 is $6,255,381.

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended December 31, 2009, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1, 2009 through October 31, 2009	200	$9.96	200	370,295
November 1, 2009 through November 30, 2009	40,368	$9.32	40,368	329,927
December 1, 2009 through December 31, 2009	82,571	$9.28	82,571	247,356
Total	123,139	$9.30	123,139	247,356

(1)
On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time.  During the year ended December 31, 2009, the Company repurchased under this program and previously adopted programs an aggregate of 268,111 shares of the Company’s common stock at a cost of $2,447,948 of which $131,756 was allocated to capital and $2,316,192 was allocated to retained earnings.  As of December 31, 2009, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is currently the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has or will retire all stock repurchased.

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

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Unico American Corp.	100.00	98.41	137.67	107.90	86.33	115.28
NASDAQ Stock Market (US)	100.00	102.13	112.18	121.67	58.64	84.30
NASDAQ Insurance Index	100.00	112.08	126.72	127.00	117.64	122.85
6331 - Fire, Marine & Casualty Insurance	100.00	109.12	123.45	122.43	61.82	75.79

Item 6.  Selected Financial Data.

	Year ended December 31
	2009	2008	2007	2006	2005

Total revenues	$41,617,106	$46,769,444	$50,372,895	$54,916,206	$61,364,024
Total costs and expenses	37,453,128	38,784,978	40,299,742	36,563,395	50,716,092
Income before taxes	$4,163,978	$7,984,466	$10,073,153	$18,352,811	$10,647,932
Net income	$2,927,375	$5,283,016	$6,712,444	$11,925,466	$6,834,795
Basic earnings per share	$0.53	$0.94	$1.20	$2.14	$1.24
Diluted earnings per share	$0.53	$0.93	$1.18	$2.11	$1.22
Cash dividends per share	$0.36	-	-	-	-
Total assets	$170,108,652	$184,602,976	$193,775,861	$188,244,584	$186,807,528
Stockholders’ equity	$73,315,340	$76,958,255	$69,103,103	$60,011,570	$48,086,104

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

The Company’s net income was $2,927,375 in 2009, $5,283,016 in 2008, and $6,712,444 in 2007.

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation.  The insurance company operation generates approximately 86% of the Company’s total revenue.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company.  As of December 31, 2009, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  Since 2004, all of Crusader’s business was written in the state of California.  During the year ended December 31, 2009, 98% of Crusader’s business was commercial multi peril policies.  Effective January 27, 2009, A.M. Best Company upgraded Crusader’s financial strength rating to A- (Excellent) from B++ (Good), and revised Crusader’s rating outlook to “stable” from “positive.”  In addition, Crusader’s Issuer Credit Rating was upgraded to a- (Excellent) from bbb+ (Good).  These ratings were reaffirmed by A.M. Best as of January 18, 2010.

A primary challenge of the property and casualty insurance company operation is contending with the fact that the Company sells its products before the ultimate costs are actually known.  That is, when pricing its products, the Company must forecast the ultimate claim and loss adjustment costs.  In addition, factors such as changes in regulations and legal environment, among other things, can all impact the accuracy of such costs.

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find, and insurers’ profits increase.  The Company believes that the California property and casualty insurance market continues to be a “soft market.”  The Company cannot determine how long the existing market conditions will continue nor in which direction they might change.  Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

Crusader’s underwriting profit (before income taxes) is as follows:
	Year ended December 31
	2009	2008	2007

Net premium earned	$30,774,471	$33,949,695	$37,129,665
Less:
Losses and loss adjustment expenses	19,545,761	20,592,730	22,182,237
Policy acquisition costs	7,612,716	8,261,324	8,465,047
Total	27,158,477	28,854,054	30,647,284

Underwriting profit (before income taxes)	$3,615,994	$5,095,641	$6,482,381

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2009	2008	2007
Losses and loss adjustment expenses

Current accident year	23,501,314	24,149,531	26,300,338
Favorable development of all prior accident years	3,955,553	3,556,801	4,118,101

Total losses and loss adjustment expenses	$19,545,761	$20,592,730	$22,182,237

Losses and loss adjustment expenses were 64% of net premium earned for the year ended December 31, 2009, compared to 61% of net premium earned for the year ended December 31, 2008, and compared to 60% of net premium earned for the year ended December 31, 2007.

Other Operations

The Company’s other operations generate commissions, fees, and finance charges from various insurance products.  The events that have the most significant economic impact are as follows:

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Policy fee income for the twelve months ended December 31, 2009, decreased 6% as compared to the prior year.  The decrease in policy fee income is a result of a decrease in the number of policies issued during the twelve months ended December 31, 2009, as compared to 2008.

AIB sells and services health insurance policies for individual/family and small business groups and receives commissions based on the premiums that it writes.  Commission income decreased 8% for the year ended December 31, 2009, as compared to 2008.  The decrease is primarily due to a decrease in sales of small group medical insurance offered through CIGNA HealthCare.  All CIGNA small group medical insurance policyholders are members of AAQHC.  In September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California from nineteen plans to four.  All new employer groups and existing employer groups on their anniversary date will have the option to choose from the four available plans.  AIB will be assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to Small Group Employers in the state of California resulted in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer the remaining four CIGNA medical plans and CIGNA dental plans for individuals and small group employers.

AAQHC provides various consumer benefits to its members, including participation in group health care insurance policies.  For these services, AAQHC receives membership and fee income from its members.  Membership and fee income decreased 13% in the year ended December 31, 2009, compared to 2008.  The decrease is a result of a decrease in the number of members.

AAC provides premium financing for Crusader policies that are produced by Unifax in California.  Finance charges and fees earned by AAC during 2009 decreased 20% as compared to 2008.  The decrease is primarily a result of a 11% decrease in the number of loans issued in 2009 compared to 2008.  The average premium financed by AAC was $2,309 in 2009, $2,653 in 2008 and $2,769 in 2007.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program decreased 1% as compared to 2008.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $137.6 million (at amortized cost) as of December 31, 2009, and $145.0 million (at amortized cost) as of December 31, 2008.  Investment income for the twelve months ended December 31, 2009, decreased $1.6 million (27%) as compared to the twelve months ended December 31, 2008.  The decrease in investment income was primarily due to a decrease in the Company’s annualized yield on average invested assets to 3.1% in 2009 from 4.0% in 2008.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.  Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of December 31, 2009, the weighted average maturity of the Company’s fixed maturity investments was 1.7 years compared to 2.1 years and 2.0 years as of December 31, 2008, and December 31, 2007, respectively.

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

Cash flow used by operations in the year ended December 31, 2009, was $2,663,559, as compared to $1,675,603 in the year ended December 31, 2008 and to $113,640 in the year ended December 31, 2007.  In 2009 and 2008 the Company primarily utilized the proceeds from the maturity or sale of its fixed maturity investments to purchase new fixed maturity investments.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash and investments (at amortized cost) of the Company at December 31, 2009, were $137,717,039 compared to $145,070,097 at December 31, 2008.  Crusader's cash and investments at December 31, 2009 and December 31, 2008, were 98% of the total cash and investments held by the Company.

The Company's investments are as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	%	Amount	%	Amount	%

Fixed maturities (at amortized cost)
Certificates of deposit	$21,034,997	16	$400,000	-	$400,000	-
U.S. treasury securities	103,361,652	81	124,526,227	92	130,211,428	93
Industrial and miscellaneous (taxable)	4,044,046	3	10,614,127	8	9,365,735	7
State and municipal (tax exempt)	-	-	-	-	15,045	-
Total fixed maturity investments	128,440,695	100	135,540,354	100	139,992,208	100

Short-term cash investments (at cost)
Certificates of deposit	3,245,000	35	200,000	2	200,000	3
Commercial paper	-	-	-	-	3,887,322	53
Bank money market accounts	3,348,973	37	3,312,140	35	444,781	6
U.S. government money market fund	2,562,100	28	5,585,395	59	2,425,807	33
Short-term U.S. treasury bills	-	-	399,953	4	393,768	5
Bank savings accounts	1,759	-	4,545	-	4,481	-
Total short-term cash investments	9,157,832	100	9,502,033	100	7,356,159	100

Total investments	$137,598,527		$145,042,387		$147,348,367

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

The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000.  The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years.  The maximum investment authorized in any one issuer is $2,000,000.  This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues.  When the Company invests in fixed maturity municipal securities, preference is given to issues that are pre-refunded and secured by U.S. treasury securities.  The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1.  All of the Company's fixed maturity investment securities are rated, readily marketable, and could be liquidated without any materially adverse financial impact.

The investment marketplace in general, and in certain asset classes specifically, has been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and continued throughout 2009.  The Company’s fixed maturity investment portfolio as of December 31, 2009, consisted of 81% U.S. treasury securities, 16% certificates of deposit and 3% highly rated industrial and miscellaneous taxable issues bonds.  As of December 31, 2009, the Company’s industrial and miscellaneous taxable bonds were all rated “A” or better by Standard & Poors.

Crusader's statutory capital and surplus as of December 31, 2009, was $62,553,813, a decrease of $2,182,417 (3%) from December 31, 2008.  Crusader's statutory capital and surplus as of December 31, 2008, was $64,736,230, an increase of $6,873,896 (12%) from December 31, 2007.  In the year ending December 31, 2009, Crusader issued cash dividends of $7,000,000 to Unico, its parent and sole shareholder.  These dividends were primarily used to fund the cash dividends paid by Unico to its shareholders, to repurchase and retire shares of Unico common stock and for general corporate purposes.  No dividends were declared or paid by Crusader to Unico in 2008 or 2007.  Based on Crusader’s statutory net income for the year ended December 31, 2009, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2010 is $6,255,381.

On March 23, 2009, the Board of Directors declared a cash dividend of $0.18 per common share payable on May 1, 2009, to shareholders of record on April 10, 2009.  In addition, on December 7, 2009, the Board of Directors declared a cash dividend of $0.18 per common share payable on December 29, 2009, to shareholders of record on December 17, 2009.  Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time.  During the year ended December 31, 2009, the Company repurchased under this program and previously adopted programs an aggregate of 268,111 shares of the Company’s common stock at a cost of $2,447,948 of which $131,756 was allocated to capital and $2,316,192 was allocated to retained earnings. During the twelve months ended December 31, 2008, the Company repurchased under the previously adopted programs an aggregate of 51,092 shares of the Company’s common stock at a cost of $416,583 of which $25,108 was allocated to capital and $391,475 was allocated to retained earnings.  As of December 31, 2009, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has or will retire all stock repurchased.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.  There were no trust restrictions on cash and short-term investments at December 31, 2009.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted.  Premium taxes are deferred and amortized as the related premiums are earned.  The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31, 2009, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years

Building lease	$2,400,727	$1,066,990	$1,333,737	-	-
Loss and loss adjustment expense reserves*	71,585,408	22,621,216	30,066,393	$10,616,980	$8,280,819
Total	$73,986,135	$23,688,206	$31,400,130	$10,616,980	$8,280,819

*Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties.  As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

Results of Operations

General

The Company had net income of $2,927,375 for the year ended December 31, 2009, compared to net income of $5,283,016 for the year ended December 31, 2008, and net income of $6,712,444 for the year ended December 31, 2007.  Total revenue for the year ended December 31, 2009, was $41,617,106 compared to $46,769,444 for the year ended December 31, 2008, and $50,372,895 for the year ended December 31, 2007.

For the year ended December 31, 2009, the Company had income before taxes of $4,163,978 compared to income before taxes of $7,984,466 in the year ended December 31, 2008, a decrease of $3,820,488 (48%) in income before taxes.  The decrease in income before taxes was primarily due to a decrease of $1,479,647 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs), and a decrease of $1,564,265 in investment income.

For the year ended December 31, 2008, the Company had income before taxes of $7,984,466 compared to income before taxes of $10,073,153 in the year ended December 31, 2007, a decrease of $2,088,687 (21%) in income before taxes.  The decrease in income before taxes was primarily due to a decrease of $1,386,740 in the underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs), and a decrease of $956,385 in investment income (excluding realized investment gain).

The effect of inflation on the net income of the Company during the years ended December 31, 2009, 2008, and 2007 was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2009	2008	2007

Gross written premium	$38,900,176	$39,940,270	$44,970,399
Net written premium (net of reinsurance ceded)	$29,635,898	$31,175,204	$33,412,745
Earned premium before reinsurance ceded	$40,050,878	$42,720,764	$48,661,973
Earned premium (net of reinsurance ceded)	$30,774,471	$33,949,695	$37,129,665
Losses and loss adjustment expenses	$19,545,761	$20,592,730	$22,182,237
Gross unpaid losses and loss adjustment expenses	$71,585,408	$78,654,590	$94,730,711
Net unpaid losses and loss adjustment expenses	$55,409,545	$58,839,017	$66,305,287

Crusader’s primary line of business is commercial multi peril policies.  This line of business represented approximately 98% of Crusader’s total written premium for the years ended December 31, 2009 and 2008, and 96% for the year ended December 31, 2007.

As of December 31, 2009, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Premiums

For the year ended December 31, 2009, gross written premium decreased by $1,040,094 (3%) over 2008.  For the year ended December 31, 2008, gross written premium decreased by $5,030,129 (11%) over 2007.  The decrease in written premium in both 2009 and 2008 reflected heightened competition and management’s continued emphasis on rate adequacy and underwriting discipline.  The Company cannot determine how long the existing market condition will continue, nor in which direction it might change.

The insurance marketplace continues to be intensely competitive as more insurers are competing for the same customers.  Many of Crusader’s competitors price their insurance at rates that the Company believes are inadequate to support an underwriting profit.  While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.  During 2009, Crusader continued to introduce product changes such as to its rates, eligibility guidelines, rules and coverage forms.  Improved service is primarily focused upon transacting business through the internet, as well as providing more options to make the agents’ and brokers’ time more efficiently spent with Crusader (i.e., as opposed to spending time with Crusader’s competitors).  As of December 31, 2009, Crusader had appointed sixteen retail agents.  Presently, it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by Crusader.  However, Crusader does not intend to substantially increase its number of retail agents appointed until such time as the Company implements a new policy administration system. The Company is in the final stages of selecting an outside vendor to provide it with a state of the art policy administration software system.  The Company estimates implementation of the new software system to take approximately one to one and one-half years from the date the vendor is selected.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term.

In the year ended December 31, 2009, premium earned before reinsurance decreased $2,669,886 (6%) to $40,050,878 compared to $42,720,764 in the year ended December 31, 2008.  In the year ended December 31, 2008, premium earned before reinsurance decreased $5,941,209 (12%) to $42,720,764 compared to $48,661,973 for the year ended December 31, 2007.  The decrease in earned premium before reinsurance in both 2009 and 2008 is a direct result of the decrease in written premium in 2009 and 2008, respectively.

Earned ceded premium for the 12 months ended December 31, 2009, increased $505,338 (6%) to $9,276,407 compared to $8,771,069 for the 12 months ended December 31, 2008.  Earned ceded premium for the 12 months ended December 31, 2008, decreased $2,761,239 (24%) to $8,771,069 compared to $11,532,308 for the 12 months ended December 31, 2007.  Earned ceded premiums as a percentage of direct earned premiums were 23% in 2009, 21% in 2008, and 24% for 2007.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2009, all such ceded contracts are accounted for as risk transfer reinsurance.  The earned premium ceded consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.

In 2009 and 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.  In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty.  In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties.  In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties.

The 2007 through 2009 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses.  As of December 31, 2009, the Company has received a total net contingent commission of $3,108,324 for the years subject to contingent commission.  Of this amount, the Company has recognized $1,686,380 of contingent commission income, of which $766,651 was recognized in the year ended December 31, 2009.  The remaining balance of the net payments received of $1,421,944 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Crusader’s direct earned premium, earned ceded premium, and ceding commission are as follows:

	Year ended December 31
	2009	2008	2007

Direct earned premium	$40,050,878	$42,720,764	$48,661,973

Earned ceded premium
Excluding provisionally rated ceded premium	9,284,534	8,850,878	11,560,877
Provisionally rated ceded premium	(8,127)	(79,809)	(28,569)
Total earned ceded premium	9,276,407	8,771,069	11,532,308
Ceding commission	2,768,518	2,642,665	3,547,595
Earned ceded premium, net of ceding commission	$6,507,889	$6,128,404	$7,984,713

Ratios to direct earned premium
Direct ceded premium	23%	21%	24%
Earned ceded premium, net of ceding commission	16%	14%	16%

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses and loss ratio are as follows:

	Year ended December 31
	2009	2008	2007

Net earned premium	$30,774,471	$33,949,695	$37,129,665

Net losses and loss adjustment expenses
Provision for insured events of current year	23,501,314	24,149,531	26,300,338
(Decrease) in provision for events of prior years	(3,955,553)	(3,556,801)	(4,118,101)
Total net losses and loss adjustment expenses	$19,545,761	$20,592,730	$22,182,237

Loss ratio	63.5%	60.7%	59.7%

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

	Year ended December 31
	2009	2008	2007

Loss ratio	63.5%	60.7%	59.7%
Expense ratio	24.7%	24.3%	22.8%
Combined ratio	88.2%	85.0%	82.5%

As indicated in the above table, the loss ratio for the year ended December 31, 2009, increased to 63.5% from 60.7% in 2008 and 59.7% in 2007.  The slight increase in the 2009 loss ratio was primarily due to an increase in the provision for insured events of the current year as a percent of net earned premium.  For the year ended December 31, 2009, the provision for insured events of the current year as a percent of net earned premium was 76% as compared to 71% for the years ended December 31, 2008 and 2007, respectively.  The Company’s net losses and loss adjustment expenses for the calendar year ended December 31, 2009, were $19,545,761.  Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

The favorable (adverse) development by accident year is as follows:

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007

Accident Year	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total

Prior to 2001	$685,267	17%	$1,409,873	40%	$(782,496)	(19)%
2001	197,729	5%	228,157	6%	394,667	10%
2002	(635,022)	(16)%	(219,217)	(6)%	495,521	12%
2003	264,402	7%	106,459	3%	1,121,647	27%
2004	485,456	12%	896,422	25%	792,070	19%
2005	1,308,662	33%	730,534	21%	1,202,580	29%
2006	1,839,987	47%	1,670,003	47%	894,112	22%
2007	(918,334)	(23)%	(1,265,430)	(36)%	-	-
2008	727,406	18%	-	-	-	-
Total prior accident years	$3,955,553	100%	$3,556,801	100%	$4,118,101	100%

As reflected in the above table, the amount of favorable development recognized during the year ended December 31, 2009, increased $398,752 (11%) to $3,955,553 from $3,556,801 in 2008.  The amount of favorable development recognized during the year ended December 31, 2008, decreased $561,300 (14%) to $3,556,801 from $4,118,101 in 2007.  The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods.

Any reduction in losses and loss adjustment expenses from redundancies in the Company’s December 31, 2009, reserves over actual future payments, and/or any additional losses and loss adjustment expenses from actual future payments that exceed the Company’s reserves, will be recognized in the consolidated statements of operations of future accounting periods.  The Company’s current expected loss and loss adjustment expense ratio assumption closely approximates the Company’s historical average loss and loss adjustment expense ratio.  The difference between the Company’s current expected loss and loss adjustment expense ratio assumption and the actual loss and loss adjustment expense ratio for a given accident year will ultimately result in a dollar change (either higher or lower) that is a multiple of the earned premium for that year.  The actual loss and loss adjustment expense ratio has been within five percentage points of the current expected loss and loss adjustment expense ratio in three of the Company’s twenty-five years.  Since the Company’s net earned premium in 2009 was $30,774,471, a difference between the accident year 2009 actual and current expected loss and loss adjustment expense ratios of only five percentage points will ultimately impact losses and loss adjustment expenses by $1,538,724.  The actual loss and loss adjustment expense ratio has been within ten percentage points of the current expected loss and loss adjustment expense ratio in eleven of the Company’s twenty-five years.  A difference of ten percentage points on accident year 2009 will ultimately impact losses and loss adjustment expenses by $3,077,447.  The actual loss and loss adjustment expense ratio has been within twenty percentage points of the current expected loss and loss adjustment expense ratio in eighteen of the Company’s twenty-five years.  A twenty percentage point difference between the accident year 2009 actual and the current expected loss and loss adjustment expense ratios will ultimately impact losses and loss adjustment expenses by $6,154,894.  In addition, accident years 2008 and prior are also still developing.  Future development on those years might either offset or add to any future development that emerges on accident year 2009.

Reserves for Losses and Loss Adjustment Expenses

The Company's liability for unpaid loss and loss adjustment expense reserves consists of case reserves and reserves for incurred but not reported (IBNR) claims.  Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported and are subsequently revised as more information about a claim becomes known.  IBNR is computed using various actuarial methods and techniques and includes (1) reserves for losses and loss adjustment expenses on claims that have occurred but for which claims have not yet been reported to the Company, and (2) a provision for expected future development on case reserves for information not currently known.

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2009	2008	2007

Direct reserves
Case reserves	$18,072,709	$18,720,695	$26,129,055
IBNR reserves	53,512,699	59,933,895	68,601,656
Total direct reserves	$71,585,408	$78,654,590	$94,730,711

Reserves net of reinsurance
Case reserves	$16,231,563	$17,365,877	$21,450,234
IBNR reserves	39,177,982	41,473,140	44,855,053
Total net reserves	$55,409,545	$58,839,017	$66,305,287

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2009		2008		2007

CMP	$67,584,155	94.4%	$73,339,513	93.2%	$90,126,649	95.1%
Other Liability	3,929,320	5.5%	5,271,612	6.7%	4,524,684	4.8%
Other	71,933	0.1%	43,465	0.1%	79,378	0.1%
Total	$71,585,408	100.0%	$78,654,590	100.0%	$94,730,711	100.0%

The Company‘s consolidated financial statements include estimated reserves for both reported and unreported claims of the insurance company operation.  The Company sets these reserves at each quarterly balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses and loss adjustment expenses incurred as of that date, for both reported and unreported claims.

Analysis of the roll forward of reserves for losses and loss adjustment expenses

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2009	2008	2007

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$58,839,017	$66,305,287	$70,076,430

Incurred losses and loss adjustment expenses
Provision for insured events of current year	23,501,314	24,149,531	26,300,338
Decrease in provision for events of prior years	(3,955,553)	(3,556,801)	(4,118,101)
Total losses and loss adjustment expenses	19,545,761	20,592,730	22,182,237

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	5,852,107	7,803,644	7,816,422
Losses and loss adjustment expenses attributable to insured events of prior years	17,123,126	20,255,356	18,136,958
Total payments	22,975,233	28,059,000	25,953,380

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	55,409,545	58,839,017	66,305,287

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	16,175,863	19,815,573	28,425,424
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance *	$71,585,408	$78,654,590	$94,730,711

*In accordance with ASC 944 reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the consolidated balance sheet.

The Company’s net loss and loss adjustment expense reserve was $55,409,545 as of December 31, 2009.  Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings.  Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.  Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, one must consider the varying probabilities that the development pattern is off in varying degrees.  If future development ultimately ends up being five percent different than the Company’s 2009 net reserve, approximately $2.8 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.  A variance of five percent of net loss and loss adjustment expense reserve is not an unlikely scenario.  If future development ultimately ends up being ten percent different than the Company’s 2009 net reserve, approximately $5.5 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.  A variance of ten percent of net loss and loss adjustment expense reserve is not an unlikely scenario.  Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

Other Insurance Operations

Health Insurance Program

Commission income from the health insurance sales is as follows:

	Year ended December 31
	2009	2008	2007

Commission income	$2,526,772	$2,754,293	$2,320,161

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income for the year ended December 31, 2009, decreased $227,521 (8%) compared to the year ended December 31, 2008.  Commission income for the year ended December 31, 2008, increased $434,132 (19%), compared to the year ended December 31, 2007.  The current year decrease is primarily due to the fact that beginning in September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California, from nineteen plans to four.  All new employer groups and existing employer groups on their anniversary date will have the option to choose from the four available plans.  AIB is assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to small group employers in the state of California may result in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer the remaining four CIGNA medical plans and CIGNA dental plans for individuals and small group employers.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2009	2008	2007

Membership and fee income	$261,980	$300,214	$309,712

Membership and fee income for the year ended December 31, 2009, decreased $38,234 (13%) compared to the year ended December 31, 2008.  The decrease is primarily related to the fact that beginning in September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California from nineteen plans to four as previously noted in the health insurance program commission income discussion above.  Membership and fee income for the year ended December 31, 2008, decreased $9,498 (3%) compared to the year ended December 31, 2007.

Policy Fee Income

Unifax sells and services insurance policies for Crusader.  The policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements.  Unifax’s policy fee income is as follows:

	Year ended December 31
	2009	2008	2007

Policy fee income	$2,109,681	$2,239,306	$2,482,006
Policies issued	11,901	12,539	13,536

Policy fee income for the year ended December 31, 2009, decreased $129,625 (6%) as compared to the year ended December 31, 2008.  The 6% decrease in policy fee income is primarily a result of a 638 (5%) decrease in the number of policies issued during 2009 as compared to 2008.

Policy fee income for the year ended December 31, 2008, decreased $242,700 (10%) as compared to the year ended December 31, 2007.  The 10% decrease in policy fee income is primarily a result of a 997 (7%) decrease in the number of policies issued during 2008 as compared to 2007.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program is produced by Bedford for a non-affiliated insurance company.

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2009	2008	2007

Rental program commission	$336,315	$345,350	$344,120
Contingent commission	65,514	58,593	46,539
Total commission income	$401,829	$403,943	$390,659

The daily automobile rental insurance program commission income for the year ended December 31, 2009, decreased $2,114 (1%) compared to the year ended December 31, 2008.  For the year ended December 31, 2008, commission income increased $13,284 (3%) compared to the year ended December 31, 2007.  The daily automobile rental insurance program commission income excluding contingent commission decreased $9,035 (3%) to $336,315 in 2009 from $345,350 in 2008.  The daily automobile rental insurance program commission income excluding contingent commission increased $1,230 (0%) to $345,350 in 2008 from $344,120 in 2007.  Premium written in 2009 decreased 2% compared to premium written in 2008.  Premium written in 2008 and 2007 were comparable.  The daily automobile rental insurance program is still impacted by the intense price competition in the marketplace during the periods covered by this report.  The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.  To avoid underwriting losses for the non-affiliated insurance company that it represents, Bedford continues to produce business only at rates that it believes to be adequate.

Other Commission and Fee Income

Other commission and fee income are as follows:

	Year ended December 31
	2009	2008	2007

Earthquake program commission income	$493	$8,175	$13,018
Miscellaneous commission and fee income	294	140	77
Total other commission and fee income	$787	$8,315	$13,095

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999.  Unifax receives a commission from these insurance companies based on premium written.  Effective February 1, 2009, this program was terminated.  Commission income on the earthquake program for the year ended December 31, 2009, decreased $7,682 (94%) compared to 2008 due to the termination of the program effective February 1, 2009.  Commission income on the earthquake program for the year ended December 31, 2008, decreased $4,703 (36%) compared to 2007.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

Premium Finance Program

Premium finance charges and late fees earned from financing policies are as follows:

	Year ended December 31
	2009	2008	2007

Premium finance charges and fees earned	$369,285	$460,422	$553,997
New loans	2,244	2,523	2,835

AAC provides premium financing for Crusader policies produced by Unifax in California.  The growth of this program is dependent and directly related to the growth of Crusader's written premium and AAC’s ability to market its competitive rates and service.  Premium finance charges and fees earned decreased $91,137 (20%) in the year ended December 31, 2009, compared to 2008 primarily due to the fact that there were 279 (11%) fewer loans issued in the current year.  Premium finance charges and fees earned decreased $93,575 (17%) in the year ended December 31, 2008, compared to 2007 primarily due to the fact that there were 312 (11%) fewer loans issued in the current year.  The average premium financed by AAC was $2,309 in 2009, $2,653 in 2008 and $2,769 in 2007.  During 2009, 32% of all Unifax policies were financed and 59% of those policies were financed by AAC.  During 2008, 28% of all Unifax policies were financed and 81% of those policies were financed by AAC.  During 2007, 28% of all Unifax policies were financed and 72% of those policies were financed by AAC.

Investment Income and Net Realized Gains

Investment income and net realized gains are as follows:

	Year ended December 31
	2009	2008	2007

Average invested assets* – at amortized cost	$141,320,457	$146,195,377	$147,330,351

Interest income
Insurance company operations	$4,325,123	$5,829,304	$6,695,121
Other operations	1,350	61,434	152,002
Realized gains	-	6,306	-
Total investment income and realized gains	$4,326,473	$5,897,044	$6,847,123

Yield on average invested assets	3.06%	4.03%	4.65%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective year.

In the year ended December 31, 2009, the Company’s average invested assets (at amortized value) decreased $4,874,920 (3%) compared to the year ended December 31, 2008.  In the year ended December 31, 2009, investment income earned, excluding realized gains, decreased $1,564,265 (27%) compared to the year ended December 31, 2008.  The yield on average invested assets decreased to 3.06% in 2009 from 4.03% in 2008.  The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.  Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2009, was 1.7 years compared to 2.1 years as of December 31, 2008.  The Company’s invested assets (at amortized value) as of December 31, 2009, were $137,598,527 as compared to $145,042,387 as of December 31, 2008.

In the year ended December 31, 2008, the Company’s average invested assets (at amortized value) decreased $1,134,974 (1%) compared to the year ended December 31, 2007.  In the year ended December 31, 2008, investment income earned, excluding realized gains, decreased $956,385 (14%) compared to the year ended December 31, 2007.  The yield on average invested assets decreased to 4.03% in 2008 from 4.65% in 2007.  The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio.  Due to the interest rate environment, management believed it was prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.  Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2008, was 2.1 years compared to 2.0 years as of December 31, 2007.  The Company’s invested assets (at amortized value) as of December 31, 2008, were $145,042,387 as compared to $147,348,367 as of December 31, 2007.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2009, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2010	$37,548,999	$37,586,646	$37,991,469	2.44%
December 31, 2011	43,288,998	43,338,357	43,858,295	1.96%
December 31, 2012	38,447,000	38,422,200	41,242,938	4.40%
December 31, 2013	9,100,000	9,093,492	9,502,781	3.26%

Total	$128,384,997	$128,440,695	$132,595,483	2.92%

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	(Amounts in Thousands)
	As of December 31
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value	Cost	Value

Certificates of deposit	$21,035	$21,035	$400	$400	$400	$400
U.S. treasury securities	103,362	107,419	124,526	131,939	130,211	133,014
Industrial and miscellaneous taxable bonds	4,044	4,141	10,614	10,633	9,366	9,467
State and municipal tax-exempt bonds	-	-	-	-	15	15
Total fixed maturity investments	128,441	132,595	135,540	142,972	139,992	142,896
Short-term cash investments	9,158	9,158	9,502	9,502	7,356	7,356
Total investments	$137,599	$141,753	$145,042	$152,474	$147,348	$150,252

At December 31, 2009, the Company had no fixed maturity investments with a gross unrealized loss.  The following table summarizes for all fixed maturities in an unrealized loss position at December 31, 2008 and the aggregate fair value and gross unrealized loss by length of time those fixed maturities had been continuously in an unrealized loss.

	Amortized		Gross
Year ended December 31, 2008	Cost	Fair Value	Unrealized Loss
0-6 months	$5,590,110	$5,524,385	$65,725
7-12 months	-	-	-
Over 12 months	-	-	-
Total	$5,590,110	$5,524,385	$65,725

No securities were sold at a loss during 2009 or 2008.

At December 31, 2008, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of three investment grade industrial securities.

The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company does not have the intent to sell its fixed maturity investments and is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs.  The Company did not sell any fixed maturity investments in the year ended December 31, 2009.  The Company sold one fixed maturity investment in the year ended December 31, 2008, with net realized gain in the amount of $6,306.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2009	2008	2007

Policy acquisition costs	$7,612,716	$8,261,324	$8,465,047
Ratio to net earned premium (GAAP ratio)	25%	24%	23%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded.  No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  No significant change in the ratio of policy acquisition cost to net earned premium were noted in the years ended December 31, 2009, 2008 and 2007.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2009	2008	2007

Total salaries and employee benefits incurred	$9,133,929	$9,625,571	$9,785,770
Less: charged to losses and loss adjustment expenses	(1,414,259)	(1,418,031)	(1,409,391)
Less: capitalized to policy acquisition costs	(2,519,543)	(2,576,512)	(2,666,816)
Net amount charged to operating expenses	$5,200,127	$5,631,028	$5,709,563

Total salaries and employee benefits incurred for the year ended December 31, 2009, decreased $491,642 (5%) compared to the year ended December 31, 2008.  The decrease in total salaries and employee benefits incurred is primarily a result of a decrease in the number of employees as compared to the prior period, the retirement of the former chief executive of the Company on April 1, 2009, offset by increases in general salaries and employee benefits costs.

Total salaries and employee benefits incurred for the year ended December 31, 2008, decreased $160,199 (2%) compared to the year ended December 31, 2007.  The decrease in total salaries and employee benefits incurred is primarily a result of a decrease in the number of employees as compared to the prior year offset by increases in general salaries and employee benefits costs.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2009	2008	2007

Commission to agents/brokers	$1,089,787	$1,279,821	$1,002,771

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program, the daily automobile rental insurance program, and the earthquake program.  Commissions to agents and brokers decreased $190,034 (15%) for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The decrease is primarily due to the decrease in written premium in the health insurance program and the decrease in commission income from that program.  Commissions to agents and brokers increased $277,050 (28%) for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  The increase is primarily due to the increase in written premium in the health insurance program and the increase in commission income from that program.

Other Operating Expenses are as follows:

	Year ended December 31
	2009	2008	2007

Other operating expenses	$4,004,737	$3,020,075	$2,940,124

Other operating expenses generally do not change significantly with changes in production.  This is true for both increases and decreases in production.  Other operating expenses increased $984,662 (33%) for the year ended December 31, 2009, compared to the year ended December 31, 2008.  The increase in other operating expenses is primarily due to an increase in the Company’s bad debt expense, legal fees and the fees charged by the California Department of Insurance for performing its required tri-annual examination of the Company’s insurance subsidiary.  The Company’s bad debt expense increased $649,358 for the twelve months ended December 31, 2009, as compared to the prior year, and legal fees increased $199,856 as compared to the prior year, primarily due to a single agent’s failure to remit premiums due Unifax.  See “Note 5, Premiums, Commissions and Notes Receivable, Net”.

Other operating expenses increased $79,951 (3%) for the year ended December 31, 2008, compared to the year ended December 31, 2007.

Income Taxes

Income tax expense for the year ended December 31, 2009, was $1,236,603 compared to an income tax expense of $2,701,450 for the year ended December 31, 2008.  The effective combined income tax rates for 2009 and 2008 were 30% and 34%, respectively.  The decrease in the effective tax rate in 2009 was primarily due to tax adjustments, recorded in the 3 months ended December 31, 2009, related to prior periods which reduced the Company’s income tax expense in the current year by $97,161.  The adjustment was the result of recognition of the tax effect of certain deferred items for state income tax purposes.  The pre-tax income decreased $3,820,488 (48%) for the year ended December 31, 2009, compared to the year ended December 31, 2008, which resulted in a decreased income tax expense in 2009.

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

Recently Issued Accounting Standards

Accounting Guidance Adopted
In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments.”  This guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not materially impact the Company’s consolidated financial condition or results of operations.

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

In April 2009, the FASB issued guidance on “Interim Disclosures About Fair Value of Financial Instruments.”  This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements which is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this guidance for the interim reporting period ended June 30,2009 and has included required disclosures in the Notes to Consolidated Financial Statements.

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

In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not materially impact the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued guidance which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not materially impact the Company’s consolidated financial condition or results of operation.

In June 2009, the FASB issued a new standard related to accounting standards codification and the hierarchy of generally accepted accounting principles.  The new standard establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company adopted the new standard which became effective for the interim reporting period ended September 30, 2009.  The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

Management believes the Company’s current critical accounting policies comprise the following:

Losses and Loss Adjustment Expenses

The preparation of the Company’s consolidated financial statements requires judgments and estimates.  The most significant is the estimate of loss reserves.  Management makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments may vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  The Company does not specifically identify reasonably likely scenarios other than utilizing management’s best estimate.  In addition to applying the various standard methods to the data, an extensive series of diagnostic tests are applied to the resultant reserve estimates to determine management’s best estimate of the unpaid claims liability.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss.  When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.

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

The Company underwrites four statutory annual statement lines of business:  (1) commercial multi peril, (2) liability other than automobile and products, (3) fire, and (4) allied lines.  Commercial multi peril policies comprised 98% of the Company’s 2009 and 2008 premium volume, respectively, and 96% of the Company’s 2007 premium volume.  Commercial multi peril policies include both property and liability coverages.  For all of the Company’s coverages and lines of business, the Company’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected losses and loss adjustment expenses required by the expected loss ratio and Bornhuetter-Ferguson methods, and (2) expected development patterns required by the loss development and Bornhuetter-Ferguson methods.

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

The accurate establishment of loss and loss adjustment expense reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed.  Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid.  Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.

At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company’s president and the Company’s chief financial officer.  It is also reviewed by an independent consulting actuary.  The Company uses the loss ratio method to estimate ultimate claims costs for the current accident year.  The current accident year IBNR reserves are initially determined by multiplying earned premiums for the year by the expected loss and loss adjustment expense ratio, then subtracting the current accident year’s cumulative incurred (paid plus case reserves) to date.  This method is subject to adjustment based upon actual results incurred during the reporting period.  This initial IBNR reserve is adjusted as subsequent development of that accident year takes place.

The Company also applies several additional standard actuarial methods to the historical claims costs data to estimate its unpaid claims liability for each accident year.  The additional standard methods include loss development methods and Bornhuetter-Ferguson methods, both of which can be applied to paid losses and loss adjustment expenses (claims costs), reported incurred (paid plus case reserve) claims costs, and/or claim counts.  These methodologies do not vary by tail length; however, certain parameters do vary.  In particular, loss development factors for short-tail property claims are different than for long-tail liability claims.

Development patterns generally do not tend to change materially over time.  Generally, the Company has very little property claim development subsequent to the end of an accident year.  Although liability claims may take ten or more years to fully develop, most of the development occurs in the first five to six years subsequent to the end of the accident year.  However, liability claims are substantially developed by two years subsequent to the end of the accident year.  Other than the change in the expected loss and loss adjustment expense ratio assumption discussed above, the Company’s reserving methodology assumptions have not changed in the years presented.  The only significant effect on the Company’s financial statements has resulted from estimated costs being adjusted as actual costs emerge.

The Company’s actuarially based loss and loss adjustment expense reserve methodology does not include an implicit or explicit provision for uncertainty.  Insurance claims costs are inherently uncertain.  There is not a precise means of quantifying a provision for uncertainty when determining an appropriate liability for unpaid claims costs.  Rather, the potential for claims costs being less than estimated and the potential for claims costs being more than estimated are considered when selecting the parameters to be used in the application of the actuarial methods and when testing the estimates for reasonableness.  Management believes that its recorded loss and loss adjustment expense reserves make reasonable provision for its liability for unpaid claims costs.

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size.  At the beginning of 2008, the Company had 657 open claim files.  During 2009, 1,086 new claim files were opened and 1,121 claim files were closed, leaving 622 open claim files at the end of 2009.  Due to the small size of the Company and the related small population of claims, the Company’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations.  Due to the small number of claims, changes in claim frequency and/or severity can materially affect the Company’s reserve estimate.  The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period.  Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low.  In the case of the Company, the estimates proved to be too high in each of the past three years.  The favorable development in 2007 through 2009 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

	Calendar year ended December 31
	2009	2008	2007
Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$58,839,017	$66,305,287	$70,076,430
Net (decrease) in provision for events of prior years	$(3,955,553)	$(3,556,801)	$(4,118,101)
Percent of development to beginning reserves	(6.7%)	(5.4%)	(5.9%)

The differences between actual and expected claims costs are typically not due to one specific factor but to a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors.  Because of these and other factors, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Reinsurance

The Company’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from the Company’s reinsurers.  These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that the Company expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements.  Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome.  The Company’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available.  The Company’s assessment of the collectibility of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data.  Any adjustments necessary are reflected in the current operations.  The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  At December 31, 2009, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s financial statements:

The effect of ceded reinsurance on financial position is as follows:

	Year ended December 31
	2009	2008	2007

Ceded losses and loss adjustment expenses incurred on excess of loss treaties*
Ceded paid losses and loss adjustment expenses	$3,315,589	$7,268,387	$3,287,750
Change in ceded case loss reserves	486,328	(3,324,003)	1,659,134
Change in ceded IBNR reserves	(4,126,038)	(5,285,848)	3,246,603
Total ceded losses and loss adjustment expenses incurred	$(324,121)	$(1,341,464)	$8,193,487

Ceded loss and loss adjustment expense recoverable on excess of loss treaties
Ceded case loss and loss adjustment expense reserves recoverable	$1,841,146	$1,354,818	$4,678,821
Ceded IBNR reserves recoverable	14,334,717	18,460,755	23,746,603
Total ceded loss and loss adjustment expense reserves recoverable	$16,175,863	$19,815,573	$28,425,424

*There were no catastrophe losses incurred during the period covered by this table.

The effect of ceded reinsurance on results of operations is as follows:

	Year ended December 31
	2009	2008	2007

Direct earned premium	$40,050,878	$42,720,764	$48,661,973

Earned ceded premium
Excluding provisionally rated ceded premium	9,284,534	8,850,878	11,560,877
Provisionally rated ceded premium	(8,127)	(79,809)	(28,569)
Total earned ceded premium	9,276,407	8,771,069	11,532,308
Ceding commission	2,768,518	2,642,665	3,547,595
Earned ceded premium, net of ceding commission	$6,507,889	$6,128,404	$7,984,713

Ratios to direct earned premium
Direct ceded premium	23%	21%	24%
Earned ceded premium, net of ceding commission	16%	14%	16%

The effect of ceded reinsurance on cash flow is as follows:

	Year ended December 31
	2009	2008	2007

Changes in reinsurance recoverable from statements of cash flows	$3,301,130	$8,813,303	$(4,955,568)

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

Investments

The Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value.  Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.  Short-term investments are carried at cost, which approximates fair value.  The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.  When a decline in the value of a fixed maturity is considered other-than-temporary, a loss is recognized in the Consolidated Statements of Operations.  Realized gains and losses are included in the Consolidated Statements of Operations based on the specific identification method.

Related Party Transactions

The Company presently occupies approximately 46,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's former president and current director, and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012.  In addition, the lease extension provides for two, five-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.

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

The Company’s invested assets at December 31, 2009 and 2008, consisted of the following:

	2009	2008

Fixed maturity bonds (at amortized cost)	$107,405,698	$135,140,354
Short-term cash investments (at cost)	9,157,832	9,502,033
Certificates of deposit - over 1 year (at cost)	21,034,997	400,000
Total invested assets	$137,598,527	$145,042,387

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio.  As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations.  The Company limits this risk by investing in securities with maturities no greater than eight years.  In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity.  Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements is unrealized and no gains or losses are recognized in the Consolidated Statements of Operations.  As of December 31, 2009, the Company’s unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $4,154,788 compared to unrealized gains (net of unrealized losses) before income taxes of $7,431,626 as of December 31, 2008.  Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2009, would decrease by approximately $1,917,395.  This decrease would not be reflected in the statements of operations except to the extent that the securities were sold or the decrease was deemed to be other-than-temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Los Angeles, California
March 30, 2010

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2009	2008
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: December 31, 2009 $128,440,695; December 31, 2008 $135,540,354)	$132,595,483	$142,971,980
Short-term investments, at cost	9,157,832	9,502,033
Total Investments	141,753,315	152,474,013
Cash	118,512	27,710
Accrued investment income	763,840	1,301,238
Premium and notes receivable, net	4,364,747	4,680,779
Reinsurance recoverable:
Paid losses and loss adjustment expenses	453,314	114,734
Unpaid losses and loss adjustment expenses	16,175,863	19,815,573
Deferred policy acquisition costs	4,955,636	5,219,892
Property and equipment (net of accumulated depreciation)	221,255	359,553
Deferred income taxes	633,191	-
Other assets	668,979	609,484
Total Assets	$170,108,652	$184,602,976

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$71,585,408	$78,654,590
Unearned premium	18,811,415	19,962,118
Advance premium and premium deposits	1,034,052	1,192,553
Income taxes payable	-	558,604
Deferred income taxes	-	795,088
Accrued expenses and other liabilities	5,362,437	6,481,768
Total Liabilities	$96,793,312	$107,644,721

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,306,204 at December 31, 2009, and 5,574,315 at December 31, 2008	$3,437,343	$3,569,099
Accumulated other comprehensive income	2,742,160	4,904,873
Retained earnings	67,135,837	68,484,283
Total Stockholders’ Equity	$73,315,340	$76,958,255

Total Liabilities and Stockholders' Equity	$170,108,652	$184,602,976

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
REVENUES
Insurance Company Revenues
Premium earned	$40,050,878	$42,720,764	$48,661,973
Premium (ceded)	(9,276,407)	(8,771,069)	(11,532,308)
Net premium earned	30,774,471	33,949,695	37,129,665
Investment income	4,325,123	5,829,304	6,695,121
Realized investment gains	-	6,306	-
Other income	836,958	742,683	312,427
Total Insurance Company Revenues	35,936,552	40,527,988	44,137,213

Other Revenues from Insurance Operations
Gross commissions and fees	5,301,049	5,706,071	5,515,633
Investment income	1,350	61,434	152,002
Finance charges and fees earned	369,285	460,422	553,997
Other income	8,870	13,529	14,050
Total Revenues	41,617,106	46,769,444	50,372,895

EXPENSES
Losses and loss adjustment expenses	19,545,761	20,592,730	22,182,237
Policy acquisition costs	7,612,716	8,261,324	8,465,047
Salaries and employee benefits	5,200,127	5,631,028	5,709,563
Commissions to agents/brokers	1,089,787	1,279,821	1,002,771
Other operating expenses	4,004,737	3,020,075	2,940,124
Total Expenses	37,453,128	38,784,978	40,299,742

Income Before Taxes	4,163,978	7,984,466	10,073,153

Income Tax Expense	1,236,603	2,701,450	3,360,709

Net Income	$2,927,375	$5,283,016	$6,712,444

PER SHARE DATA:
Basic
Earnings Per Share	$0.53	$0.94	$1.20
Weighted Average Shares	5,507,371	5,614,730	5,614,025
Diluted Earnings Per Share
Earnings Per Share	$0.53	$0.93	$1.18
Weighted Average Shares	5,547,999	5,656,010	5,681,893

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007

Net income	$2,927,375	$5,283,016	$6,712,444
Other changes in comprehensive income, net of tax:
Unrealized (losses) gains on securities classified as available-for-sale arising during the period	(2,162,713)	2,988,719	2,132,228
Comprehensive Income	$764,662	$8,271,735	$8,844,672

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Losses)	Earnings	Total

Balance - December 31, 2006	5,592,119	$3,236,745	$(216,074)	$56,990,899	$60,011,570

Net shares issued for exercise of stock options	42,672	301,336	-	-	301,336
Tax benefit from disqualified incentive stock options	-	60,786	-	-	60,786
Shares repurchased	(9,483)	(4,660)	-	(110,601)	(115,261)
Change in comprehensive income, net of deferred income tax	-	-	2,132,228	-	2,132,228
Net income	-	-	-	6,712,444	6,712,444
Balance - December 31, 2007	5,625,308	$3,594,207	$1,916,154	$63,592,742	$69,103,103

Shares canceled or adjusted	99	-	-	-	-
Shares repurchased	(51,092)	(25,108)	-	(391,475)	(416,583)
Change in comprehensive income, net of deferred income tax	-	-	2,988,719	-	2,988,719
Net income	-	-	-	5,283,016	5,283,016
Balance - December 31, 2008	5,574,315	$3,569,099	$4,904,873	$68,484,283	$76,958,255

Dividends paid to stockholders’	-	-	-	(1,959,629)	(1,959,629)
Shares repurchased	(268,111)	(131,756)	-	(2,316,192)	(2,447,948)
Change in comprehensive income, net of deferred income tax	-	-	(2,162,713)	-	(2,162,713)
Net income	-	-	-	2,927,375	2,927,375
Balance - December 31, 2009	5,306,204	$3,437,343	$2,742,160	$67,135,837	$73,315,340

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007

Cash flows from operating activities:
Net income	$2,927,375	$5,283,016	$6,712,444
Adjustments to reconcile net income to net cash from operations
Depreciation	196,040	212,028	238,876
Bond amortization, net	224,180	286,907	(34,171)
Net realized gain on sale of fixed maturities	-	(6,306)	-
Changes in assets and liabilities
Premium, notes and investment income receivable	853,430	639,370	982,948
Reinsurance recoverable	3,301,130	8,813,303	(4,955,568)
Deferred policy acquisition costs	264,256	502,955	707,418
Other assets	129,300	47,984	47,038
Unpaid losses and loss adjustment expenses	(7,069,182)	(16,076,121)	1,134,594
Unearned premium	(1,150,703)	(2,780,494)	(3,691,575)
Advance premium and premium deposits	(158,501)	(966,737)	357,047
Accrued expenses and other liabilities	(1,119,331)	1,441,623	245,062
Tax benefit from disqualified incentive stock options	-	-	(60,786)
Income taxes current/deferred	(1,061,553)	926,869	(1,796,967)
Net Cash (Used) by Operating Activities	(2,663,559)	(1,675,603)	(113,640)

Cash flows from investing activities:
Purchase of fixed maturity investments	(36,074,521)	(63,594,497)	(69,740,710)
Proceeds from maturity of fixed maturity investments	42,950,000	67,260,000	70,275,000
Proceeds from sale of fixed maturity investments	-	505,750	-
Net decrease (increase) in short-term investments	344,201	(2,145,874)	(536,152)
Additions to property and equipment	(57,742)	(14,347)	(57,030)
Net Cash Provided (Used) by Investing Activities	7,161,938	2,011,032	(58,892)

Cash flows from financing activities:
Repurchase of common stock	(2,447,948)	(416,583)	(115,261)
Dividends paid to stockholders’	(1,959,629)	-	-
Proceeds from exercise of stock options	-	-	301,336
Tax benefit from disqualified incentive stock options	-	-	60,786
Net Cash Provided (Used) by Financing Activities	(4,407,577)	(416,583)	246,861

Net increase (decrease) in cash	90,802	(81,154)	74,329
Cash at beginning of year	27,710	108,864	34,535
Cash at End of Year	$118,512	$27,710	$108,864

Supplemental cash flow information
Cash paid during the period for:
Interest	-	-	-
Income taxes	$2,308,920	$1,800,240	$5,150,701

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

Accounting Standards Codification

In June 2009, the FASB issued a new standard related to accounting standards codification and the hierarchy of generally accepted accounting principles.  The new standard establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company adopted the new standard which became effective for the interim reporting period ended September 30, 2009.  The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Use of Estimates in the Preparation of the Financial Statements
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect its reported amounts of assets and liabilities and its disclosure of any contingent assets and liabilities at the date of its financial statements, as well as its reported amounts of revenues and expenses during the reporting period.  The most significant assumptions in the preparation of these consolidated financial statements relate to losses and loss adjustment expenses.  While every effort is made to ensure the integrity of such estimates, actual results may differ.

Fair Value of Financial Instruments

The Company has used the following methods and assumptions in estimating its fair value disclosures:

•	Fixed Maturities:

1.	Investment Securities excluding Long Term Certificates of Deposit - Fair values are obtained from a national quotation service.

2.	Long-Term Certificates of Deposit - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

•	Cash and Short-Term Investments - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

•	Premiums and Notes Receivable - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

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

The Company’s fixed maturity investments are all classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources in active markets for identical assets with reasonable levels of price transparency.  Fair value measurements are not adjusted for transaction costs.

All of the Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value.  Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.  Short-term investments are carried at cost, which approximates fair value.  The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.  For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment, if any, from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  There was no credit loss component for any of the periods presented in the accompanying consolidated statement of operations.  The impairment related to all other factors is reported in “accumulated other comprehensive income.”  Realized gains and losses, if any, are included in the Consolidated Statements of Operations based on the specific identification method.

The Company had unrealized investment gains, net of deferred taxes of $2,742,160 as of December 31, 2009, and unrealized investment gains, net of deferred taxes of $4,904,873 as of December 31, 2008.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight line methods over three to seven years.

Accounting for Uncertainty in Income Taxes

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

ASC 740, which became effective January 1, 2007, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Since adoption of ASC 740 and as of December 31, 2009, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits.  However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

The Company and its subsidiaries file federal and state income tax returns.  Management does not believe that the ultimate outcome of any future examinations of open tax years will have a material impact on the Company’s results of operations.  The Company is subject to examination by U.S. federal income tax authorities for years 2007 through 2009 and California state income tax authorities for years 2005 through 2009.

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

Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for incurred but unreported losses and loss adjustment expenses.

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for the Company.  The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty.  The Company records loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses.  The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors.  Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims.  Changes in Company operations and management philosophy also may cause actual developments to vary from the past.  Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2009	2008

Premium trust funds (1)	$-	$236,104
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$700,000	$936,104

(1)
As required by law, the Company segregates from its operating accounts the premiums collected from insureds which are payable to insurance companies into separate trust accounts.  These amounts are included in cash and short-term investments.  In 2009, the Company’s receivables from insurance policies exceeded its premiums payable to insurance companies; therefore, there were no trust restrictions on cash and short-term investments.

(2)
Included in fixed maturity investments are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada.  These deposits are required for writing certain lines of business in California and for admission in states other than California.

Deferred Policy Acquisition Costs

Policy acquisition costs consist of costs associated with the production of insurance policies such as commissions, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the acquisition of new and renewal insurance policies.  Policy acquisition costs are deferred and amortized as the related premiums are earned and are limited to their estimated realizable value based on the related unearned premiums plus investment income less anticipated losses and loss adjustment expenses.  Ceding commission applicable to the unexpired terms of policies in force is recorded as unearned ceding commission, which is included in deferred policy acquisition costs.

Reinsurance

The Company cedes reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth.  Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and reinsurance recoverable on both paid and unpaid losses, respectively.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.  The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2009, all such ceded contracts are accounted for as risk transfer reinsurance.

The Company evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against reinsurance recoverables.  No such allowance was considered necessary at December 31, 2009 or 2008.

Segment Reporting

ASC 280 establishes standards for the way information about operating segments are reported in financial statements.  The Company has identified its insurance company operation as its primary reporting segment.  Revenues from this segment comprised 86% of consolidated revenues for the year ended December 31, 2009, 87% of consolidated revenues for the year ended December 31, 2008, and 88% for the year ended December 31, 2007.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company’s wholly owned subsidiary Crusader Insurance Company (Crusader), which as of December 31, 2009, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  Crusader is a multi-line property and casualty insurance company, which began transacting business on January 1, 1985.  For the year ended December 31, 2009, 98% of Crusader’s business was commercial multi peril (CMP) insurance policies.  CMP policies provide a combination of property and liability coverage for businesses.  Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage.  However, Crusader does not write earthquake coverage.  Commercial liability coverages insure against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured premises.  In addition to commercial multi peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2009	2008	2007
Revenues
Insurance company operation	$35,936,552	$40,527,988	$44,137,213

Other insurance operations	16,345,676	17,315,124	18,673,945
Intersegment eliminations (1)	(10,665,122)	(11,073,668)	(12,438,263)
Total other insurance operations	5,680,554	6,241,456	6,235,682

Total revenues	$41,617,106	$46,769,444	$50,372,895

Income before income taxes
Insurance company operation	$7,176,928	$10,369,791	$11,865,603
Other insurance operations	(3,012,950)	(2,385,325)	(1,792,450)
Total income before income taxes	$4,163,978	$7,984,466	$10,073,153

Assets
Insurance company operation	$157,271,019	$171,700,199
Intersegment eliminations (2)	(824,887)	(1,658,771)
Total insurance company operation	156,446,132	170,041,428
Other insurance operations	13,662,520	14,561,548
Total assets	$170,108,652	$184,602,976

(1)  Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax.

(2)  Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks

In 2009 and 2008, 100% of Crusader’s gross premium written was derived from California.  In 2009 approximately 76% of the $2,526,772 commission and fee income from the Company’s health insurance program was from CIGNA HealthCare medical and dental plan programs.  In 2008, approximately 82% of the $2,754,293 commission and fee income from the Company’s health insurance program was from CIGNA HealthCare medical and dental plan programs.

At December 31, 2009, the Company’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $16,629,177 was as follows:

Name of Reinsurer	A.M. Best Rating		Amount Recoverable

Platinum Underwriters Reinsurance, Inc.	A		$9,403,507
Hannover Ruckversicherungs AG	A		4,705,472
Partners Reinsurance Company of the U.S.	A	+	1,883,738
General Reinsurance Corporation	A	++	297,463
QBE Reinsurance Corporation	A		338,997
Total			$16,629,177

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

Recently Issued Accounting Standards

Accounting Guidance Adopted
In April 2009, the Financial Accounting Standards Board (FASB) issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments.”  This guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not materially impact the Company’s consolidated financial condition or results of operations.

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

In April 2009, the FASB issued guidance on “Interim Disclosures About Fair Value of Financial Instruments.”  This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements and is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this guidance for the interim reporting period ended June 30, 2009.

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

In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not materially impact the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued guidance which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not materially impact the Company’s consolidated financial condition or results of operations.

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

NOTE 3 -  INVESTMENTS
The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Available for sale:
Fixed maturities
Certificates of deposit	$21,034,997	-	-	$21,034,997
U.S. treasury securities	103,361,652	$4,057,614	-	107,419,266
Industrial and miscellaneous taxable bonds	4,044,046	97,174	-	4,141,220
Total fixed maturities	$128,440,695	$4,154,788	-	$132,595,483

December 31, 2008
Available for sale:
Fixed maturities
Certificates of deposit	$400,000	-	-	$400,000
U.S. treasury securities	124,526,227	$7,412,273	-	131,938,500
Industrial and miscellaneous taxable bonds	10,614,127	85,078	$65,725	10,633,480
Total fixed maturities	$135,540,354	$7,497,351	$65,725	$142,971,980

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	Year ended December 31
	2009	2008

Gross unrealized appreciation of fixed maturities	$4,154,788	$7,497,351
Gross unrealized (depreciation) of fixed maturities	-	(65,725)
Net unrealized appreciation (depreciation) on investments	4,154,788	7,431,626
Deferred federal tax (expense)	(1,412,628)	(2,526,753)
Net unrealized appreciation, net of deferred income taxes	$2,742,160	$4,904,873

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2009, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$37,586,646	$37,991,469
Due after one year through five years	90,854,049	94,604,014
Due after five years through ten years	-	-
Total fixed maturities	$128,440,695	$132,595,483

At December 31, 2009, the Company had no fixed maturity investments with a gross unrealized loss.  The following table summarizes for all fixed maturities in an unrealized loss position at December 31, 2008 the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss.

Year Ended	Amortized		Gross
December 31 2008	Cost	Fair Value	Unrealized Loss
0-6 months	$5,590,110	$5,524,385	$65,725
7-12 months	-	-	-
Over 12 months	-	-	-
Total	$5,590,110	$5,524,385	$65,725

No securities were sold at a loss during 2009 or 2008.

At December 31, 2008, the fixed maturity investments with a gross unrealized loss for continuous periods of 0 to 6 months consisted of three investment grade industrial securities.

The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company does not have the intent to sell its fixed maturity investments and is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs.  The Company did not sell any fixed maturity investments in the year ended December 31, 2009.  The Company sold one fixed maturity investment in the year ended December 31, 2008, with net realized gain in the amount of $6,306.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2009	2008

U.S. government money market fund	$2,562,100	$5,585,395
Short-term U.S. treasury bills	-	399,953
Bank money market accounts	3,348,973	3,312,140
Certificates of deposit	3,245,000	200,000
Bank savings accounts	1,759	4,545
Total short-term investments	$9,157,832	$9,502,033

The Company manages its own investment portfolio.  A summary of net investment and related income is as follows:

	Year ended December 31
	2009	2008	2007

Fixed maturities	$4,264,304	$5,730,182	$6,448,349
Realized gains on fixed maturities	-	6,306	-
Short-term investments	62,169	160,556	398,774
Total investment income	$4,326,473	$5,897,044	$6,847,123

NOTE 4 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)

Property and equipment consist of the following:

	Year ended December 31
	2009	2008

Furniture, fixtures, computer, and office equipment	$2,178,578	$2,142,902
Accumulated depreciation	1,957,323	1,783,349
Net property and equipment	$221,255	$359,553

Depreciation is computed using straight line methods over three to seven years.

NOTE 5 - PREMIUMS, COMMISSIONS AND NOTES RECEIVABLE, NET

Premiums, commissions and notes receivable, net, are as follows:

	Year ended December 31
	2009	2008

Premiums and commission receivable	$3,105,579	$2,278,608
Premium finance notes receivable	1,916,496	2,407,568
Total premiums and notes receivable	5,022,075	4,686,176
Less allowance for doubtful accounts	(657,328)	5,397
Net premiums and notes receivable	$4,364,747	$4,680,779

Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.

One of the Company’s agents that was recently appointed to help the Company get its Trucking Program started failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader.  The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009.  In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company.  The agent has not paid any subsequent premium to Unifax.  The Company subsequently commenced legal proceedings against the agent and the agent’s guarantors for recovery of the balance due and any related recovery costs incurred.  All related recovery costs have been expensed as incurred.  As of December 31, 2009, the agent’s balance due to Unifax was $1,484,039.  Based on the limited information presently available, the Company increased the bad debt reserve established by approximately $150,000 in the fourth quarter of 2009.  Thus, the bad debt reserve for this agent as of December 31, 2009, is $654,885, which represents approximately 44% of the current balance due to Unifax.  The Company’s bad debt reserve is subject to change as more information becomes available.

Bad debt expense for the year ended December 31, 2009, 2008 and 2007, was $655,797, $6,439 and $15,253, respectively.  Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elected to finance their premiums over the policy term.  These notes are net of unearned finance charges.

NOTE 6 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2009	2008

Direct reserves
Case reserves	$18,072,709	$18,720,695
IBNR reserves	53,512,699	59,933,895
Total direct reserves	$71,585,408	$78,654,590

Reserves net of reinsurance
Case reserves	$16,231,563	$17,365,877
IBNR reserves	39,177,982	41,473,140
Total net reserves	$55,409,545	$58,839,017

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2009		2008
CMP	$67,584,155	94.4%	$73,339,513	93.2%
Other Liability	3,929,320	5.5%	5,271,612	6.7%
Other	71,933	0.1%	43,465	0.1%
Total	$71,585,408	100.0%	$78,654,590	100.0%

The Company‘s consolidated financial statements include estimated reserves for unpaid losses and related loss adjustment expenses of the insurance company operation.  The Company sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and all related loss adjustment expenses incurred as of that date for both reported and unreported claims.

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2009	2008	2007

Reserve for unpaid losses and loss adjustment expenses At beginning of year – net of reinsurance	$58,839,017	$66,305,287	$70,076,430

Incurred losses and loss adjustment expenses
Provision for insured events of current year	23,501,314	24,149,531	26,300,338
Decrease in provision for events of prior years	(3,955,553)	(3,556,801)	(4,118,101)
Total losses and loss adjustment expenses	19,545,761	20,592,730	22,182,237

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	5,852,107	7,803,644	7,816,422
Losses and loss adjustment expenses attributable to insured events of prior years	17,123,126	20,255,356	18,136,958
Total payments	22,975,233	28,059,000	25,953,380

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	55,409,545	58,839,017	66,305,287

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	16,175,863	19,815,573	28,425,424
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance *	$71,585,408	$78,654,590	$94,730,711

* In accordance with ASC 944, reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for GAAP as assets rather than netted against the corresponding liability for such items on the consolidated balance sheet.

The Company’s net loss and loss adjustment expense reserve was $55,409,545 as of December 31, 2009.  Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings.  Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.  Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, one must consider the varying probabilities that the development pattern is off in varying degrees.  If future development ultimately ends up being five percent different than the Company’s 2009 net reserve, approximately $2.8 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s consolidated statement of operations in future periods.  A variance of five percent of net loss and loss adjustment expense reserve is not an unlikely scenario.  If future development ultimately ends up being ten percent different than the Company’s 2009 net reserve, approximately $5.5 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s consolidated statement of operations in future periods.  A variance of ten percent of net loss and loss adjustment expense reserve is not an unlikely scenario.  Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

NOTE 7 - DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of Crusader’s deferred policy acquisition costs:

	Year ended December 31
	2009	2008	2007

Deferred policy acquisition costs at beginning of year	$5,219,892	$5,722,847	$6,430,265
Policy acquisition costs incurred during year	7,348,460	7,758,369	7,757,629
Policy acquisition costs amortized during year	(7,612,716)	(8,261,324)	(8,465,047)
Deferred policy acquisition costs at end of year	$4,955,636	$5,219,892	$5,722,847

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

NOTE 8 - LEASE COMMITMENT TO RELATED PARTY

The lease commitment provides for the following minimum annual rental commitments:

Year ending
December 31, 2010	$1,066,990
December 31, 2011	1,066,990
December 31, 2012 (through March 31, 2012)	266,747
Total minimum payments	$3,467,717

The Company presently occupies approximately 46,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012.  In addition, the lease extension provides for two, five-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.  The total rent expense under this lease agreement was $1,066,990 for the years ended December 31, 2009 and 2008, and $1,056,730 for the year ended December 31, 2007.

NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2009	2008

Premium payable	$1,534,219	$1,547,471
Unearned contingent commission on reinsurance treaty	1,421,944	2,500,211
Unearned policy fee income	1,021,148	1,067,973
Profit sharing plan contributions	651,750	680,171
Accrued salaries	445,062	447,820
Commission payable	119,759	131,656
Other	168,555	106,466
Total accrued expenses and other liabilities	$5,362,437	$6,481,768

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

NOTE 11 - REINSURANCE

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium).  Reinsurance does not legally discharge the Company from primary liability under its policies.  If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations.

Crusader’s primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2005 – 2009	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A	$250,000	$500,000

2002	Partner Reinsurance Company of the U.S.	A+	$250,000	$675,000

2000 - 2001	Partner Reinsurance Company of the U.S.	A+	$250,000	$500,000

1998 - 1999	General Reinsurance Corporation	A++	$250,000	$750,000

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

In 2009 and 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.  In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty.  In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties.  In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property and casualty clash treaties.

The 2007 through 2009 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses.  As of December 31, 2009, the Company has received a total net contingent commission of $3,108,324 for the years subject to contingent commission.  Of this amount, the Company has recognized $1,686,380 of contingent commission income, of which $766,651 was recognized in the year ended December 31, 2009.  The remaining balance of the net payments received of $1,421,944 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  The unearned contingent commission maybe subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

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

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2009, all such ceded contracts are accounted for as risk transfer reinsurance.

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

The effect of reinsurance on premiums written, premiums earned, and incurred losses is as follows:

	Year ended December 31
	2009	2008	2007
Premiums written:
Direct business	$38,900,176	$39,940,270	$44,970,399
Reinsurance assumed	-	-	-
Reinsurance ceded	(9,264,278)	(8,765,066)	(11,557,654)
Net premiums written	$29,635,898	$31,175,204	$33,412,745

Premiums earned:
Direct business	$40,050,878	$42,720,764	$48,661,973
Reinsurance assumed	-	-	-
Reinsurance ceded	(9,276,407)	(8,771,069)	(11,532,308)
Net premiums earned	$30,774,471	$33,949,695	$37,129,665

Incurred losses and loss adjustment expenses:
Direct	$19,221,640	$19,251,266	$30,375,724
Assumed	-	-	-
Ceded	324,121	1,341,464	(8,193,487)
Net incurred losses and loss adjustment expenses	$19,545,761	$20,592,730	$22,182,237

Earned reinsurance ceded premium as a percentage of direct earned premium was 23% in 2009, 21% in 2008 and 24% in 2007.

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

Retirement plan expenses were as follows:

Year ended December 31, 2009	$876,208
Year ended December 31, 2008	$852,305
Year ended December 31, 2007	$901,742

NOTE 13 - STATUTORY CAPITAL AND SURPLUS

Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory).  Statutory accounting practices differ in certain respects from GAAP.  The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or fair value, depending on the quality of the security as specified by the NAIC; c) non-admitted assets are charged directly against surplus; (d) loss reserves and unearned premium reserves are stated net of reinsurance; and (e) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus; changes in deferred taxes are recorded directly to surplus as regards policyholders.  Additionally, the cash flow presentation is not consistent with U.S. generally accepted accounting principles and reconciliation from net income to cash provided by operations is not presented.  Comprehensive income is not presented under statutory accounting.

Crusader Insurance Company statutory capital and surplus are as follows:

As of December 31, 2009	$62,553,813
As of December 31, 2008	$64,736,230

Crusader Insurance Company statutory net income is as follows:

Year ended December 31, 2009	$4,942,935
Year ended December 31, 2008	$7,067,715
Year ended December 31, 2007	$8,194,562

The California Department of Insurance (the insurance department) conducts periodic financial examinations of Crusader.  The Insurance Department has completed a financial examination of Crusader’s December 31, 2008, statutory financial statements.  A final report on the examination was issued by the Insurance Department on October 22, 2009.  No significant issues were reported in the final report.

The Company believes that Crusader's statutory capital and surplus are sufficient to support the insurance premiums written based on guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any twelve month period without prior approval of the Insurance Department of Insurance.  Presently, without prior approval, Crusader may pay a dividend in any twelve month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year.  Based on Crusader’s statutory net income for the year ended December 31, 2009, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2010 is $6,255,381.  In the year ended December 31, 2009, Crusader paid to Unico cash dividends in the amount of $7,000,000.  There were no dividends paid by Crusader to Unico in 2008 and 2007.

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies.  The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk, and off-balance sheet risk).  These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels.  The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.  A company's RBC is required to be disclosed in its statutory annual statement.  The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval.  Crusader’s adjusted capital at December 31, 2009, was 793% of authorized control level risk-based capital.

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

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties.  In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action.  Subsequently, a more comprehensive review of the ratio results and the insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention.  In 2009, the Company was not outside the usual values on any of the thirteen IRIS ratio tests.

NOTE 14 - STOCK PLANS

On December 30, 2005, the Company accelerated the vesting of all of its outstanding stock-based compensation awards granted under the Company’s 1999 Omnibus Stock Plan.  All accelerated options were “in the money.” The number of shares covered by the options accelerated totaled 67,500 of which 37,500 were originally scheduled to vest on January 1, 2006, and 30,000 were originally scheduled to vest on January 1, 2007.  The Company accelerated vesting of the options in order to minimize the compensation costs associated with the adoption of ASC 718.  All accelerated options were granted to long-term management employees who were not expected to leave the Company prior to the originally scheduled vesting date.  The estimated compensation cost which would have been excluded from future periods as a result of the acceleration of the vesting of the options was approximately $89,100.  There were no options granted during 2009, 2008 and 2007 and there were no unvested options as of January 1, 2006.  No compensation expenses were recorded for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

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

On December 18, 2002, the Company granted 182,000 incentive stock options under the Company’s 1999 Omnibus Stock Plan.  As of December 31, 2009, there were 64,650 of those options outstanding and exercisable, 114,850 options had been exercised, and 2,500 options had been terminated.  These options expire 10 years from the date of the grant.

The changes in the number of common shares under option are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	172,250	$6.407
Options granted	-	-
Options exercised	(42,600)	6.331
Options terminated	(5,000)	9.250
Outstanding at December 31, 2007	124,650	6.065
Options granted	-	-
Options exercised	-	-
Options terminated	-	-
Outstanding at December 31, 2008	124,650	6.065
Options granted	-	-
Options exercised	-	-
Options terminated	-	-
Options Expired	60,000	9.250
Outstanding at December 31, 2009	64,650	$3.110

Aggregate intrinsic value of outstanding and currently exercisable options at December 31, 2009, was $464,834.

The following table summarizes information regarding the stock options outstanding at December 31, 2009:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options

$3.11	64,650	2.96	$3.11	64,650	$3.11

NOTE 15 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2009	2008	2007
Current provision:
Federal	$1,541,835	$2,750,054	$3,221,567
State	8,920	9,040	8,701
Total federal and state	1,550,755	2,759,094	3,230,268
Deferred	(314,152)	(57,644)	130,441
Provision for taxes	$1,236,603	$2,701,450	$3,360,709

The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the following table:

	Year ended December 31
	2009	2008	2007

Computed income tax expense	$1,415,753	$2,714,718	$3,424,872
Tax effect of:
State tax, net of federal tax benefit	(297,887)	(40,524)	(40,339)
Tax exempt income	-	(132)	(265)
Other	118,737	27,388	(23,559)
Income tax per financial statements	$1,236,603	$2,701,450	$3,360,709

In the quarter ended December 31, 2009, the Company recorded a tax adjustment to correct for an error that originated in a prior period.  The cumulative effect of the adjustment as of December 31, 2009, was a reduction to income tax expense and an increase to 2009 net income of approximately $97,000, and was the result of recognition of the tax effect of certain deferred items for state income tax purposes.  Had this adjustment been made at the beginning of the earliest period presented in the accompanying consolidated financial statements, 2008 and 2007 income tax expense would have increased by approximately $23,000 and $36,000, respectively .  The impacts on 2008 total stockholders’ equity as of December 31, 2008, 2007 and 2006 would have been an increase of $106,000, $129,000 and $165,000, respectively.  The Company made an assessment of the materiality of this item on the Company’s historical financial statements in accordance with SAB No. 99, “Materiality,” and concluded that the error was immaterial to all periods.

The deferred tax income or expense related to the unrealized gains on securities classified as available-for-sale in the current period was $1,114,125 deferred tax income for the year ended December 31, 2009, $1,539,643 deferred tax expense for the year ended December 31, 2008 and $1,098,422 deferred tax expense for the year ended December 31, 2007.

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

	Year ended December 31
	2009	2008
Deferred tax assets
Discount on loss reserves	$1,893,993	$2,000,939
Unearned premiums	1,299,276	1,382,477
Unearned commission income	455,943	-
Unearned policy fee income	437,460	363,111
State income tax deductible in future periods	269,672	228,879
Bad debt reserve	281,599	2,312
Other	127,566	132,343
Total deferred tax assets	$4,765,509	$4,110,061

Deferred tax liabilities
Deferred acquisition costs	$2,083,915	$1,774,763
Unrealized gain on investments	1,412,628	2,526,753
State tax on undistributed insurance company earnings	490,226	515,692
Tax depreciation in excess of book depreciation	71,751	86,592
Other	73,798	1,349
Total deferred tax liabilities	$4,132,318	$4,905,149

Net deferred tax assets (liabilities)	$633,191	$(795,088)

Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns.  Pursuant to the tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss.  The Company files income tax returns under U.S. federal and various state jurisdictions.  The Company is subject to examination by U.S. federal income tax authorities for years 2007 through 2009 and California state income tax authorities for years 2005 through 2009.  There are no ongoing examinations of income tax returns by federal or state tax authorities.

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

NOTE 16 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time.  During the year ended December 31, 2009, the Company repurchased under this program and previously adopted programs an aggregate of 268,111 shares of the Company’s common stock at a cost of $2,447,948 of which $131,756 was allocated to capital and $2,316,192 was allocated to retained earnings. During the twelve months ended December 31, 2008, the Company repurchased under the previously adopted programs an aggregate of 51,092 shares of the Company’s common stock at a cost of $416,583 of which $25,108 was allocated to capital and $391,475 was allocated to retained earnings.  As of December 31, 2009, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has or will retire all stock repurchased.

NOTE 17 - EARNINGS PER SHARE
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	Year ended December 31
	2009	2008	2007
Basic Earnings Per Share
Net income numerator	$2,927,375	$5,283,016	$6,712,444
Weighted average shares outstanding denominator	5,507,371	5,614,730	5,614,025

Per share amount	$0.53	$0.94	$1.20

Diluted Earnings Per Share
Net income numerator	$2,927,375	$5,283,016	$6,712,444

Weighted average shares outstanding	5,507,371	5,614,730	5,614,025
Effect of diluted securities	40,628	41,280	67,868
Diluted shares outstanding denominator	5,547,999	5,656,010	5,681,893

Per share amount	$0.53	$0.93	$1.18

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2009 and 2008 is as follows.

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2009
Total revenues	$10,588,427	$10,653,244	$10,304,412	$10,071,023
Income before taxes	$1,547,579	$996,058	$898,953	$721,388
Net income (1)	$1,029,244	$684,066	$617,680	$596,385
Earnings per share: Basic	$0.18	$0.12	$0.11	$0.11
Diluted	$0.18	$0.12	$0.11	$0.11

Calendar Year 2008
Total revenues	$12,268,120	$11,822,394	$11,529,132	$11,149,798
Income before taxes	$1,446,301	$1,166,186	$2,192,290	$3,179,689
Net income (1)	$959,990	$780,960	$1,445,340	$2,096,726
Earnings per share: Basic	$0.17	$0.14	$0.26	$0.38
Diluted	$0.17	$0.14	$0.26	$0.37

(1)  As discussed in Note 15, in the quarter ended December 31, 2009, the Company recorded a tax adjustment to correct for an error that originated in a prior period.  This tax adjustment increased fourth quarter 2009 net income by $97,000 and basic and diluted earnings per share by $.02.  Had this adjustment been made at the beginning of the earliest period presented in the table above, the impact on net income and earnings per share for all periods other than fourth quarter 2009 would have been 1% or less and less than $.01 per share.  The Company made an assessment of the materiality of this item on the Company’s historical financial statements in accordance with SAB No. 99, “Materiality,” and APB No. 28, and concluded that the error was immaterial to all periods.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; and, therefore, management was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.”  Based upon its assessment, the Company’s management believes that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

 (a)  Financial Statements, Schedules and Exhibits:

1.  Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2009, are contained herein as listed in the Index to Consolidated Financial Statements on page 42.

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

3.  Exhibits:

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
3.2	By-Laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)
3.3	Amended Section 1 of Article V of the Company’s Bylaws effective April 1, 2009 (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on March 26, 2009.)
10.1	Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985.)*
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

10.4
The Lease Amendment #2 dated March 23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.5	1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*
10.6
Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*

10.7
Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*

10.8
Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*

10.9
Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester A. Aaron (Incorporated herein by reference to Exhibit 10.2 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*

10.10
Employment Agreement effective April 1, 2009 by and between Registrant and Terry L. Kinigstein (Incorporated herein by reference to Exhibit 10.3 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*

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

Date:  March 30, 2010
                                                                                                                                                UNICO AMERICAN CORPORATION

By:     /s/ Cary L. Cheldin

Cary L. Cheldin
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 30, 2010

/s/ Lester A. Aaron Lester A. Aaron	Treasurer, Chief Financial Officer and Director (Principal Accounting and Principal Financial Officer)	March 30, 2010

/s/ Terry L. Kinigstein Terry L. Kinigstein	Vice President, Secretary and Director	March 30, 2010

/s/ Erwin Cheldin Erwin Cheldin	Director	March 30, 2010

/s/ George C. Gilpatrick	Director	March 30, 2010
George C. Gilpatrick

/s/ David A. Lewis	Director	March 30, 2010
David A. Lewis

/s/ Warren D. Orloff	Director	March 30, 2010
Warren D. Orloff

/s/ Donald B. Urfrig	Director	March 30, 2010
Donald B. Urfrig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation:

Under date of March 30, 2010, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, as contained in the annual report on Form 10K for the year 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 30, 2010

 SCHEDULE II

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS - PARENT COMPANY ONLY

	December 31	December 31
	2009	2008

ASSETS

Investments
Short-term investments	$1,760	$2,786
Total investments	1,760	2,786
Cash	68,499	12,982
Investments in subsidiaries	92,648,254	86,551,577
Property and equipment (net of accumulated depreciation)	221,255	359,553
Other assets	338,482	153,916
Total Assets	$92,278,250	$87,080,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$131,776	$86,969
Payables to subsidiaries (net of receivables) (1)	18,831,134	9,476,986
Income taxes payable	-	558,604
Total Liabilities	$18,962,910	$10,122,559

STOCKHOLDERS’ EQUITY

Common stock	$3,437,343	$3,569,099
Accumulated other comprehensive	2,742,160	4,904,873
Retained earnings	67,135,837	68,484,283
Total Stockholders’ Equity	$73,315,340	$76,958,255

Total Liabilities and Stockholders’ Equity	$92,278,250	$87,080,814

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

The condensed financial information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this report.  See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31

	2009	2008	2007

REVENUES

Net investment income	$7	$729	$1,735
Other income	8,700	13,100	14,078
Total Revenue	8,707	13,829	15,813

EXPENSES

General and administrative expenses	2,118	3,333	8,552
Income before equity in net income of subsidiaries	6,589	10,496	7,261
Equity in net income of subsidiaries	2,920,786	5,272,520	6,705,183
Net Income	$2,927,375	$5,283,016	$6,712,444

The Company and its subsidiaries file a consolidated federal income tax return.

Unico received cash dividends from Crusader Insurance Company of $7,000,000 in the year ended December 31, 2009.  In addition, Unico received cash dividends from American Acceptance Corporation of $1,650,000, $1,000,000 and $400,000 in the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

Unico was reimbursed certain expenses by its subsidiaries.  These expenses included depreciation and amortization of $196,040, $212,028 and $238,876 for the years ended December 31, 2009, 2008, and 2007, respectively.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this report.  See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31

	2009	2008	2007
Cash flows from operating activities:
Cash flows from operating activities:
Net income	$2,927,375	$5,283,016	$6,712,444

Adjustments to reconcile net income to net cash from operations
Undistributed equity in net income of subsidiaries	(2,920,786)	(5,272,520)	(6,705,183)
Depreciation and amortization	196,040	212,028	238,876
Accrued expenses and other liabilities	44,807	(36,677)	(41,974)
Accrued investment and other income	-	-	5,000
Tax benefit from disqualified incentive stock options	-	-	(60,785)
Other assets	(184,566)	355,254	(319,826)
Net cash provided (used) by operating activities	62,870	541,101	(171,448)

Cash flows from investing activities
Decrease (increase) in short-term investments	1,026	(61)	7,016
Additions to property and equipment	(57,742)	(14,347)	(57,030)
Net cash used by investing activities	(56,716)	(14,408)	(50,014)

Cash flows from financing activities
Dividend paid to stockholders’	(1,959,629)	-	-
Proceeds from exercise of stock options	-	-	301,336
Tax benefit from disqualified incentive stock options	-	-	60,785
Repurchase of common stock	(2,447,948)	(416,583)	(115,261)
Net change in payables and receivables from subsidiaries	4,456,940	(102,871)	(25,470)
Net cash provided (used) by financing activities	49,363	(519,454)	221,390

Net increase (decrease) in cash	55,517	7,239	(72)

Cash at beginning of year	12,982	5,743	5,815

Cash at end of year	$68,499	$12,982	$5,743

The condensed financial information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this report.  See accompanying report of independent registered accounting firm.

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Benefits,				Benefits,	Amortization
	Deferred	Losses,				Claims,	of Deferred
	Policy	and Loss			Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premium
	Cost	Expenses	Premiums	Revenue	Income	Expenses	Costs	Costs	Written

Year Ended
December 31, 2009
Property &
Casualty	$4,955,636	$71,585,408	$18,811,415	$30,774,471	$4,325,123	$19,545,761	$7,612,716	$663,632	$29,635,898

Year Ended
December 31, 2008
Property &
Casualty	$5,219,892	$78,654,590	$19,962,118	$33,949,695	$5,829,304	$20,592,730	$8,261,324	$586,556	$31,175,204

Year Ended
December 31, 2007
Property &
Casualty	$5,722,847	$94,730,711	$22,742,612	$37,129,665	$6,695,121	$22,182,237	$8,465,047	$1,032,591	$33,412,745