Form 10-Q
period 2010-03-31
UNICO AMERICAN CORP
filed 2010-05-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, $0 Par value per share	5,306,204

1 of 20

 PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2010	2009
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: March 31,
2010 $121,226,729; December 31, 2009 $128,440,695)	$125,178,792	$132,595,483
Short-term investments, at cost	15,760,668	9,157,832
Total Investments	140,939,460	141,753,315
Cash	7,616	118,512
Accrued investment income	755,239	763,840
Premium and notes receivable, net	4,483,121	4,364,747
Reinsurance recoverable:
Paid losses and loss adjustment expenses	303,171	453,314
Unpaid losses and loss adjustment expenses	15,487,084	16,175,863
Deferred policy acquisition costs	4,846,693	4,955,636
Property and equipment (net of accumulated depreciation)	178,316	221,255
Deferred income taxes	721,200	633,191
Other assets	542,083	668,979
Total Assets	$168,263,983	$170,108,652

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$69,537,404	$71,585,408
Unearned premium	17,891,216	18,811,415
Advance premium and premium deposits	1,364,510	1,034,052
Income taxes payable	94,651	-
Accrued expenses and other liabilities	5,695,468	5,362,437
Total Liabilities	$94,583,249	$96,793,312

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding
shares 5,306,204 at March 31, 2010, and 5,306,204 at December 31, 2009	$3,437,343	$3,437,343
Accumulated other comprehensive income	2,608,361	2,742,160
Retained earnings	67,635,030	67,135,837
Total Stockholders’ Equity	$73,680,734	$73,315,340

Total Liabilities and Stockholders' Equity	$168,263,983	$170,108,652

See notes to unaudited consolidated financial statements.

2 of 20

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31
	2010	2009
REVENUES
Insurance Company Revenues
Premium earned	$9,389,158	$9,874,147
Premium ceded	1,946,931	2,254,988
Net premium earned	7,442,227	7,619,159
Net investment income	938,258	1,223,860
Other income	180,126	204,310
Total Insurance Company Revenues	8,560,611	9,047,329

Other Revenues from Insurance Operations
Gross commissions and fees	1,249,138	1,439,854
Investment income	1,060	267
Finance charges and fees earned	85,782	98,875
Other income	1,222	2,102
Total Revenues	9,897,813	10,588,427

EXPENSES
Losses and loss adjustment expenses	5,308,149	4,634,653
Policy acquisition costs	1,886,826	1,953,859
Salaries and employee benefits	888,989	1,428,949
Commissions to agents/brokers	191,978	313,791
Other operating expenses	857,440	709,596
Total Expenses	9,133,382	9,040,848

Income Before Taxes	764,431	1,547,579
Income Tax Expense	265,238	518,335
Net Income	$499,193	$1,029,244

PER SHARE DATA
Basic
Earnings Per Share	$0.09	$0.18
Weighted Average Shares	5,306,204	5,569,256

Diluted
Earnings Per Share	$0.09	$0.18
Weighted Average Shares	5,349,923	5,607,071

See notes to unaudited consolidated financial statements.

3 of 20

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31
	2010	2009

Net Income	$499,193	$1,029,244
Other changes in comprehensive income, net of tax:
Unrealized (losses) on securities classified
as available-for-sale arising during the period	(133,799)	(706,975)
Comprehensive Income	$365,394	$322,269

See notes to unaudited consolidated financial statements.

4 of 20

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net income	$499,193	$1,029,244
Adjustments to reconcile net income to net cash from operations
Depreciation	30,607	48,917
Bond amortization, net	10,965	84,747
Changes in assets and liabilities
Premium, notes and investment income receivable	(109,773)	(864,018)
Reinsurance recoverable	838,922	108,218
Deferred policy acquisition costs	108,943	(145,476)
Other assets	(64,531)	(9,345)
Unpaid losses and loss adjustment expenses	(2,048,004)	(3,209,920)
Unearned premium	(920,199)	742,862
Advance premium and premium deposits	330,458	438,173
Accrued expenses and other liabilities	333,031	(8,364)
Income taxes current/deferred	266,996	(129,472)
Net Cash (Used) by Operating Activities	(723,392)	(1,914,434)

Cash flows from investing activities:
Purchase of fixed maturity investments	(1,297,000)	(2,195,999)
Proceeds from maturity of fixed maturity investments	8,500,000	7,200,000
Net (increase) in short-term investments	(6,602,836)	(2,983,612)
Write-offs (additions) to property and equipment	12,332	(49,054)
Net Cash Provided by Investing Activities	612,496	1,971,335

Financing Activities
Repurchase of common stock	-	(51,866)
Net Cash (Used) by Financing Activities	-	(51,866)

Net (decrease) increase in cash	(110,896)	5,035
Cash at beginning of period	118,512	27,710
Cash at End of Period	$7,616	$32,745

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	-	$650,000

See notes to unaudited consolidated financial statements.

5 of 20

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its subsidiary Crusader Insurance Company (Crusader); provides property, casualty, and health insurance through its agency subsidiaries; and provides insurance premium financing and membership association services through its other subsidiaries.  Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned, unless otherwise indicated.  Unico was incorporated under the laws of Nevada in 1969.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Fair Value of Financial Instruments

The Company has used the following methods and assumptions in estimating its fair value disclosures:

•	Fixed maturities:

1.	Investment Securities excluding long-term certificates of deposit – Fair values are obtained from a national quotation service.

2.	Long-term certificates of deposit – The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

•	Cash and short-term Investments – The carrying amounts reported in the balance sheet approximate their fair values given the short-term nature of these instruments.

•	Premium and notes receivable – The carrying amounts reported in the balance sheet approximate their fair values given the short-term nature of these instruments.

6 of 20

NOTE 2 – EMPLOYEE BENEFITS

The salaries and employee benefits reflected in the Consolidated Statements of Operations is different than the expected expense as shown in the following table:

	Three Months Ended MonthsEnded		Year Ended
	March 31		December 31
	2010	2009	2009

Expected expense for salaries and employee benefits	1,138,161	$1,428,949	4,950,955
Adjustment to profit sharing plan contribution	(249,172)	-	249,172
Salaries and benefits per Consolidated Statements of Operations	$888,989	$1,428,949	$5,200,127

In the quarter ended March 31, 2010, the Company recorded an adjustment to correct for an error that originated in the fourth quarter of 2009.  The effect of the adjustment on the quarter ended March 31, 2010, was a reduction to salaries and employee benefit expense of approximately $249,000 and an increase to net income, of approximately $164,000.  The correction was the result of a decision in March 2010 to reduce the Company’s annual contribution to the employee profit sharing plan for the plan year ending March 31, 2010.  Had this accrual adjustment been properly reflected in the fourth quarter of 2009, total stockholders’ equity as of December 31, 2009, and net income for the year ended December 31, 2009 would have increased approximately $164,000.  The Company made an assessment of the materiality of this item on the Company’s historical financial statements in accordance with SAB No. 99, “Materiality,” and concluded that the error was immaterial to all periods.

NOTE 3 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time.  As of March 31, 2010, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has retired all stock repurchased.

NOTE 4 – EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31
	2010	2009
Basic Earnings Per Share
Net income numerator	$499,193	$1,029,244

Weighted average shares outstanding denominator	5,306,204	5,569,256

Basic Earnings Per Share	$0.09	$0.18

Diluted Earnings Per Share
Net income numerator	$499,193	$1,029,244

Weighted average shares outstanding	5,306,204	5,569,256
Effect of diluted securities	43,719	37,815
Diluted shares outstanding denominator	5,349,923	5,607,071

Diluted Earnings Per Share	$0.09	$0.18

NOTE 5 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value.  The Company adopted the new accounting standard which became effective for the interim reporting period ended March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

There have been no other accounting standards issued during 2010 that are expected to have a material impact on the Company’s consolidated financial statements.

7 of 20

NOTE 6 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns.  Pursuant to the tax allocation agreement, Crusader and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss.  The Company files income tax returns under U.S. federal and various state jurisdictions.  The Company is subject to examination by U.S. federal income tax authorities for years 2007 through 2009 and California state income tax authorities for years 2005 through 2009.  There are no ongoing examinations of income tax returns by federal or state tax authorities.

ASC 740, which became effective January 1, 2007, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Since adoption of ASC 740 and as of March 31, 2010, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits.  However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 7 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements.  The Company has identified its insurance company operation as its primary reporting segment.  Revenues from this segment comprised 86% of consolidated revenues for the three months ended March 31, 2010 and 85% of consolidated revenues for the three months ended March 31, 2009.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2010	2009
Revenues
Insurance company operation	$8,560,611	$9,047,329

Other insurance operations	3,659,299	4,653,297
Intersegment elimination (1)	(2,322,097)	(3,112,199)
Total other insurance operations	1,337,202	1,541,098

Total Revenues	$9,897,813	$10,588,427

Income Before Income Taxes
Insurance company operation	$1,231,813	$1,846,956
Other insurance operations	(467,382)	(299,377)
Total Income Before Income Taxes	$764,431	$1,547,579

8 of 20

	As of
	March 31	December 31
	2010	2009
Assets
Insurance company operation	$155,464,864	$157,271,019
Intersegment eliminations (2)	(1,244,608)	(824,887)
Total insurance company operation	154,220,256	156,446,132
Other insurance operations	14,043,727	13,662,520
Total Assets	$168,263,983	$170,108,652

(1)  Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc. (Unifax)
(2)  Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

NOTE 8 – FAIR VALUE ON FIXED MATURITY INVESTMENTS

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

Level 1 – Financial assets and financial liabilities whose values are based on unadjusted quoted prices in active markets for identical assets.

Level 2 – Financial assets and financial liabilities whose values are based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in non-active markets; or valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

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
The Company had unrealized investment gains, net of deferred taxes of $2,608,361 as of March 31, 2010, and unrealized investment gains, net of deferred taxes of $2,742,160 as of December 31, 2009.

9 of 20

NOTE 9 – INVESTMENTS

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
Available for sale:
Fixed maturities
Certificates of deposit	$22,331,997	-	-	$22,331,997
U.S. treasury securities	94,862,045	$3,891,785	$1,955	98,751,875
Industrial and miscellaneous taxable bonds	4,032,687	62,233	-	4,094,920
Total fixed maturities	$121,226,729	$3,954,018	$1,955	$125,178,792

December 31, 2009
Available for sale:
Fixed maturities
Certificates of deposit	$21,034,997	-	-	$21,034,997
U.S. treasury securities	103,361,652	$4,057,614	-	107,419,266
Industrial and miscellaneous taxable bonds	4,044,046	97,174	-	4,141,220
Total fixed maturities	$128,440,695	$4,154,788	-	$132,595,483

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2010	2009

Gross unrealized gains of fixed maturities	$3,954,018	$4,154,788
Gross unrealized (losses) of fixed maturities	(1,955)	-
Net unrealized gains on investments	3,952,063	4,154,788
Deferred federal tax (expense)	(1,343,702)	(1,412,628)
Net unrealized gains, net of deferred income taxes	$2,608,361	$2,742,160

The Company had one fixed maturity investment grade U.S. treasury security with a gross unrealized loss of $1,955, for continuous periods of 0 to 6 months.  At December 31, 2009, the Company had no fixed maturity investments with a gross unrealized loss.

The Company did not sell any fixed maturity investment in the three months ended March 31, 2010 and 2009.

Short-term investments have an initial maturity of one year or less and consist of the following:
	March 31	December 31
	2010	2009

U.S. government money market fund	$6,116,175	$2,562,100
Bank money market accounts	8,394,633	3,348,973
Certificates of deposit	1,248,000	3,245,000
Bank savings accounts	1,860	1,759
Total short-term investments	$15,760,668	$9,157,832

The Company manages its own investment portfolio.  A summary of net investment and related income is as follows:
	Three Months Ended March 31
	2010	2009

Fixed maturities	$930,102	$1,212,143
Short-term investments	9,216	11,984
Total investment income	$939,318	$1,224,127

10 of 20

NOTE 10 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to help the Company get one of its programs started failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader.  The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009.  In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company.  The agent has not paid any subsequent premium to Unifax.  The Company subsequently commenced legal proceedings against the agent and the agent’s guarantors for recovery of the balance due and any related recovery costs incurred.  All related recovery costs have been expensed as incurred.  As of March 31, 2010, the agent’s balance due to Unifax was $1,493,360.  Based on the limited information presently available, the Company increased the bad debt reserve previously established by $150,000 in the three months ended March 31, 2010.  Thus, the bad debt reserve for this agent as of March 31, 2010, is $803,713, which represents approximately 54% of the current balance due to Unifax.  The Company’s bad debt reserve is subject to change as more information becomes available.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; insurance premium financing; and membership association services.

The Company had a net income of $499,193 for the three months ending March 31, 2010, compared to net income of $1,029,244 for the three months ended March 31, 2009, a decrease in net income of $530,051 (51%).  This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks.  It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation.  The insurance company operation generated approximately 86% and 85% of consolidated revenues for the three months ended March 31, 2010 and 2009, respectively.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company.  As of March 31, 2010, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  Since 2004, all of Crusader’s business was written in the state of California.

Effective January 27, 2009, A.M. Best Company upgraded Crusader’s financial strength rating to A- (Excellent) from B++ (Good), and revised Crusader’s rating outlook to “stable” from “positive.”  In addition, Crusader’s Issuer Credit Rating was upgraded to a- (Excellent) from bbb+ (Good).  These ratings were reaffirmed by A.M. Best as of January 18, 2010.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Direct written premium reported on the Company’s statutory statement decreased $2,148,050 (20%) to $8,468,959 for the three months ended March 31, 2010, compared to $10,617,009 for the three months ended March 31, 2009.

11 of 20

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended March 31
	2010	2009	Increase (Decrease)

Net premium earned	$7,442,227	$7,619,159	$(176,932)

Less:
Losses and loss adjustment expenses	5,308,149	4,634,653	673,496
Policy acquisition costs	1,886,826	1,953,859	(67,033)
Total	7,194,975	6,588,512	606,463

Underwriting profit (before income taxes)	$247,252	$1,030,647	$(783,395)

The decrease in underwriting profit (before income tax) for the three months ended March 31, 2010, compared to the prior year period, as shown in the above table, is primarily the result of a an increase in losses and loss adjustment expenses, in addition to a decrease in net premium earned.  Losses and loss adjustment expenses were 71% of net premium earned for the three months ended March 31, 2010, compared to 61% of net premium earned for the three months ended March 31, 2009.

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended March 31

	2010	2009	Increase (Decrease)

Losses and loss adjustment expenses:
Current accident year	$7,315,970	$5,341,295	$1,974,675
Favorable development of all prior accident years	2,007,821	706,642	1,301,179
Total losses and loss adjustment expenses	$5,308,149	$4,634,653	$673,496

The increase in losses and loss adjustment expenses for the three months ended March 31, 2010, as compared to the prior year period is primarily due to an increase in current accident year losses incurred offset in part by an increase in favorable development of prior accident years’ losses and loss adjustment expenses.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income.  Excluding investment and other income, these operations accounted for approximately 13% of total revenues in the three months ended March 31, 2010, and approximately 15% of total revenues in the three months ended March 31, 2009.

Investments and Liquidity
The Company generates revenue from its investment portfolio, which consisted of approximately $137.0 million (at amortized cost) at March 31, 2010, compared to $137.6 million (at amortized cost) at December 31, 2009.  Investment income decreased $284,809 (23%) to $939,318 for the three months ended March 31, 2010, compared to $1,224,127 for the three months ended March 31, 2009.  The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 2.7% for the three months ended March 31, 2010, from 3.4% for the three months ended March 31, 2009.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  As of March 31, 2010, the Company had cash and investments of $136,995,013 (at amortized cost) of which $134,236,797 (98%) were investments of Crusader.

12 of 20

As of March 31, 2010, the Company had invested $121,226,729 (at amortized cost) or 88% of its invested assets in fixed maturity obligations.  All of the Company's investments in fixed maturity and short-term investments are classified as available-for-sale and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax.  Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $121,226,729 (at amortized cost) includes $94,862,045 (78%) of U.S. treasury securities, $4,032,687 (3%) of industrial and miscellaneous securities, and $22,331,997 (19%) of long-term certificates of deposit.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time.  During the three months ended March 31, 2010, the Company did not repurchase any stock under this program and the previously adopted programs.  As of March 31, 2010, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has or will retire all stock repurchased.

The net cash used by operating activities for both the three months ended March 31, 2010 and the three months ended March 31, 2009 was primarily due to declining written premium and declining commission and fee income. This decline is primarily due to the competitive insurance market place.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  The decline in net cash from operating activities was also attributable to decreased investment income resulting from the lower yields in the marketplace on both new and reinvested assets.  In addition, cash flows can change from period to period depending largely on the amount and the timing of claims payments.  The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity.  As of March 31, 2010, the Company had only 632 open claims.  Although the Consolidated Statements of Cash Flows continues to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, adequately reserved and does not anticipate future liquidity problems.  As of March 31, 2010, all of the Company’s investments are in US treasury securities, investment grade bonds, certificates of deposit and money market funds which are readily marketable.  The weighted average maturity of the Company’s investments is approximately 1.6 years.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2010, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.  There were no trust restrictions on cash and short-term investments at March 31, 2010.

13 of 20

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2010, to the three months ended March 31, 2009, unless otherwise indicated.

The Company had net income of $499,193 for the three months ending March 31, 2010, compared to net income of $1,029,244 for the three months ended March 31, 2009, a decrease in net income of $530,051 (51%).  Total revenue for the three months ended March 31, 2010, decreased $690,614 (7%) to $9,897,813, compared to total revenue of $10,588,427 for the three months ended March 31, 2009.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Direct written premium reported on the Company’s statutory statement decreased $2,148,050 (20%) to $8,468,959 for the three months ended March 31, 2010, compared to $10,617,009 for the three months ended March 31, 2009.  In addition to the increased competition in the property and casualty marketplace, the Company took action on two of its programs that it believed was necessary due to higher than expected losses.  The corrective actions took place in 2009 after the first quarter of 2009, and included a rate increase on one of the programs, the termination of certain brokers and the non-renewal of policies associated with those brokers on the other program.  These two programs accounted for approximately 63% of the $2,148,050 decrease in written premium before reinsurance for the three months ended March 31, 2010, compared to the prior year period   The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find, and insurers’ profits increase.  The Company believes that the California property and casualty insurance market continues to be a “soft market.”  The Company cannot determine how long the existing market conditions will continue nor in which direction they might change.  Despite the increased competition in the property and casualty marketplace, the Company believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

Premium earned before reinsurance decreased $484,989 (5%) to $9,389,158 for the three months ended March 31, 2010, compared to $9,874,147 for the three months ended March 31, 2009.  The Company writes annual policies and, therefore, earns written premium over the one-year policy term.  The decrease in earned premium before reinsurance is a direct result of the decrease in written premium during the twelve-month period ended March 31, 2010, as compared to premium written during the twelve-month period ended March 31, 2009.

Earned ceded premium decreased $308,057 (14%) to $1,946,931 for the three months ended March 31, 2010, compared to $2,254,988 in the three months ended March 31, 2009.  The decrease in earned ceded premium is primarily a result of a decrease in direct premium earned and changes in the rates charged by Crusader’s reinsurers.  The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of March 31, 2010, all such ceded contracts are accounted for as risk transfer reinsurance.  Direct earned premium, earned ceded premium, and ceding commission are as follows:

	Three Months Ended March 31
	2010	2009	Increase (Decrease)

Direct earned premium	$9,389,158	$9,874,147	$(484,989)

Earned ceded premium	1,946,931	2,254,988	(308,057)
Ceding commission	(578,097)	(668,594)	90,497
Earned ceded premium, net of ceding commission	$1,368,834	$1,586,394	$(217,560)

Total earned ceded premium was 21% of direct earned premium in the three months ended March 31, 2010, and 23% of direct earned premium in the three months ended March 31, 2009.  There was no significant change in the ceding commission rate.

14 of 20

In 2009 and 2010 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

The 2007 through 2010 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2003 and 2004 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each twelve-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses.  As of March 31, 2010, the Company has received a total net contingent commission of $3,668,198 for the years subject to contingent commission.  Of this amount, the Company has recognized $1,847,658 of contingent commission income, of which $161,278 was recognized in the three months ended March 31, 2010.  The remaining balance of the net payments received of $1,820,540 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Investment income decreased $284,809 (23%) to $939,318 for the three months ended March 31, 2010, compared to investment income of $1,224,127 for the three months ended March 31, 2009.  The Company had no realized gains or losses for the three months ended March 31, 2010 and 2009.  The decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 2.7% for the three months ended March 31, 2010, from 3.4% in the prior year period.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2010	2009

Average Invested Assets*	$137,292,962	$143,989,819
Total Investment Income	$939,318	$1,224,127
Annualized Yield on Average Invested Assets	2.7%	3.4%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2010, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2010	29,048,999	29,079,447	29,283,450	2.6%
December 31, 2011	43,288,998	43,331,771	43,859,311	2.0%
December 31, 2012	39,744,000	39,721,584	42,504,000	4.3%
December 31, 2013	9,100,000	9,093,927	9,532,031	3.3%
Total	$121,181,997	$121,226,729	$125,178,792	3.0%

The weighted average maturity of the Company’s fixed maturity investments was 1.6 years as of March 31, 2010, and 1.9 years as of March 31, 2009.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

15 of 20

As of March 31, 2010, the Company held fixed maturity investments with unrealized gain of $3,954,018 and one fixed maturity investment with unrealized loss of $1,955.  The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, the amount related to a credit loss is recognized in earnings and the amount related to other factors is recorded in Other Comprehensive Income (Loss).  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company has concluded that the gross unrealized losses of $1,955 as of March 31, 2010, were temporary in nature.  However, facts and circumstances may change which could result in a decline in fair value considered to be other-than-temporary.  The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs.  The Company did not sell any fixed maturity investments in the three months ended March 31, 2010 and 2009.  The following table summarizes all fixed maturities in an unrealized loss position as of March 31, 2010, and the aggregate fair value and gross unrealized loss by length of time those fixed maturities have been continuously in an unrealized loss position:

	Fair	Gross
	Value	Unrealized Loss

0-6 months	$4,993,750	$1,955
7-12 months	-	-
Over 12 months	-	-
Total	$4,993,750	$1,955

As of March 31, 2010, the fixed maturity investments with a gross unrealized loss for a continuous period of 0 to 6 months consisted of a single U.S. treasury bond.  There were no fixed maturity investments with a gross unrealized loss position for a continuous period of over 7 months.

Gross commission and fee income decreased $190,716 (13%) to $1,249,138 for the three months ended March 31, 2010, compared to commission and fee income of $1,439,854 for the three months ended March 31, 2009.

The decreases in gross commission and fee income for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, are as follows:

	Three Months Ended
	March 31		Increase
	2010	2009	(Decrease)

Policy fee income	$511,046	$532,691	$(21,645)
Health insurance program	530,228	686,942	(156,714)
Membership and fee income	57,386	71,407	(14,021)
Other commission and fee income	85	582	(497)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	82,520	82,718	(198)
Contingent commission	67,873	65,514	2,359
Total	$1,249,138	$1,439,854	$(190,716)

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells.  For financial reporting purposes policy fees are earned ratably over the life of the related insurance policy.  The unearned portion of the policy fee is recorded as a liability on the balance sheet under Accrued Expenses and Other Liabilities.  Policy fee income decreased $21,645 (4%) in the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The decrease in policy fee income is directly related to a decrease in the number of policies issued in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

16 of 20

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income for the three months ended March 31, 2010, decreased $156,714 (23%), as compared to the three months ended March 31, 2009.  The decrease is primarily due to the fact that beginning in September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California from nineteen plans to four.  All new employer groups and existing employer groups on their anniversary date have the option to choose from the four available plans.  AIB is assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to small group employers in the state of California has resulted in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer the remaining four CIGNA medical plans and CIGNA dental plans for individuals and small group employers.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is an administrator for CIGNA HealthCare and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association.  For these services, AAQHC receives membership and fee income from its members.  Membership and fee income decreased $14,021 (20%) for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  This decrease was primarily a result of the reduction in CIGNA medical plans offered to small group employers in the state of California as discussed above.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company.  Bedford receives a commission from a non-affiliated insurance company based on premium written.

Losses and loss adjustment expenses were 71% of net premium earned for the three months ended March 31, 2010, compared to 61% of net premium earned for the three months ended March 31, 2009.

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended March 31

	2010	2009	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$7,315,970	$5,341,295	$1,974,675
Less: favorable development of all prior accident years	2,007,821	706,642	1,301,179
Total	$5,308,149	$4,634,653	$673,496

The increase in losses and loss adjustment expenses for the three months ended March 31, 2010, to $5,308,149 (71% of net earned premium) from $4,634,653 (61% of net earned premium) for the three months ended March 31, 2009 is the result of an increase in current accident year losses and loss adjustment expenses incurred offset in part by an increase in favorable development of prior accident years’ losses and loss adjustment expenses.  The increase in current accident year losses and loss adjustment expenses is primarily due to an increase in the number of property claims on one of the Company’s relatively new programs.  The Company’s sales in that program, which includes both property and liability coverages, began in July 2008.  In April 2009, the Company recognized problems with that program and took immediate corrective action.  The corrective action included the non-renewal of a substantial number of the policies originally written in that program and is reflected in the reduction of premium written during the first quarter of 2010.  The action taken is expected to ultimately improve the Company’s loss ratio for that program.  Furthermore, the Company plans to increase the rate on the property component of that program’s rating manual, subject to prior approval by the State of California Department of Insurance.

17 of 20

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  These costs were approximately 25% of net premium earned for the three months ended March 31, 2010, and 26% of net premium earned for the three months ended March 31, 2009.

Salaries and employee benefits decreased $539,960 (38%) to $888,989 for the three months ended March 31, 2010, compared to salary and employee benefits of $1,428,949 for the three months ended March 31, 2009.  The decrease in salaries and employee benefits incurred is primarily a result of a decrease in employee benefits costs, the retirement of the former chief executive of the Company on April 1, 2009, and a decrease in the number of employees as compared to the prior year period.

In the quarter ended March 31, 2010, the Company recorded an adjustment to correct for an error that originated in the fourth quarter of 2009.  The effect of the adjustment on the quarter ended March 31, 2010, was a reduction to salaries and employee benefit expense of approximately $249,000 and an increase to net income, of approximately $164,000.  The correction was the result of a decision in March 2010 to reduce the Company’s annual contribution to the employee profit sharing plan for the plan year ending March 31, 2010.

Commissions to agents/brokers decreased $121,813 (39%) to $191,978 for the three months ended March 31, 2010, compared to commission expense of $313,791 for the three months ended March 31, 2009.  The decrease in commission to agents/brokers is primarily the result of a decrease in commission expense on the health insurance program in the three months ended March 31, 2010, as compared to the prior year period.

18 of 20

Other operating expenses increased $147,844 (21%) to $857,440 for the three months ended March 31, 2010, compared to $709,596 for the three months ended March 31, 2009.  The increase in other operating expenses is primarily due to an increase in the Company’s reserve for bad debts.  The Company’s bad debt expense increased $149,249 for the three months ended March 31, 2010, as compared to the prior year period.  The increase in bad debt expense was primarily due to a single agent’s failure to remit premiums due Unifax.  See “Note 10, Contingencies.”

Income tax provision was an expense of $265,238 (35% of pre-tax income) for the three months ended March 31, 2010, compared to an income tax expense of $518,335 (33% of pre-tax income) for the three months ended March 31, 2009.  The decrease in tax expense was primarily due to a decrease in pre-tax income to $764,431 in the three months ended March 31, 2010, from pre-tax income of $1,547,579 in the three months ended March 31, 2009.
The effect of inflation on net income of the Company during the three months ended March 31, 2010, and the three months ended March 31, 2009, was not significant.

Forward Looking StatementsCertain statements contained herein, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are forward-looking.  These statements, which may be identified by forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “plan,” “should,” and “would” involve risks and uncertainties, many of which are beyond the control of the Company.  Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements.  Factors which could cause actual results to differ materially include underwriting or marketing actions not being effective, rate increases for coverages not being sufficient, premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, and the Company’s ability to introduce new profitable products.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.
The Company’s invested assets consist of the following:

	March 31 2010	December 31 2009	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$98,894,732	$107,405,698	$(8,510,966)
Short-term cash investments (at cost)	15,760,668	9,157,832	6,602,836
Certificates of deposit (over 1 year, at cost)	22,331,997	21,034,997	1,297,000
Total invested assets	$136,987,397	$137,598,527	$(611,130)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2010 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

19 of 20

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009, in response to Item 1A to Part I of Form 10-K.

ITEM 6 – EXHIBITS

10.1	Amendment to Employee Agreement effective January 1, 2010 between Registrant and Cary L. Cheldin.
10.2	Amendment to Employee Agreement effective January 1, 2010 between Registrant and Lester A. Aaron.
10.3	Amendment to Employee Agreement effective January 1, 2010 between Registrant and Terry L. Kinigstein.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              UNICO AMERICAN CORPORATION
Date:   May 14, 2010     By:                /s/ CARY CHELDIN
                                                              Cary Cheldin
                                                              Chairman of the Board, President and Chief
                                                              Executive Officer, (Principal Executive Officer)

Date:   May 14, 2010     By:                /s/ LESTER A. AARON
                                                              Lester A. Aaron
                                                             Treasurer, Chief Financial Officer, (Principal
                                                             Accounting and Principal Financial Officer)

20 of 20

EXHIBIT INDEX

Exhibit No.    Description

10.1	Amendment to Employee Agreement effective January 1, 2010 between Registrant and Cary L. Cheldin.
10.2	Amendment to Employee Agreement effective January 1, 2010 between Registrant and Lester A. Aaron.
10.3	Amendment to Employee Agreement effective January 1, 2010 between Registrant and Terry L. Kinigstein.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.