Form 10-Q
period 2010-06-30
UNICO AMERICAN CORP
filed 2010-08-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $0 Par value per share	5,316,454

1 of 21

 PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2010	2009
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: June 30,
2010 $122,013,854; December 31, 2009 $128,440,695)	$126,339,816	$132,595,483
Short-term investments, at cost	12,953,815	9,157,832
Total Investments	139,293,631	141,753,315
Cash	33,262	118,512
Accrued investment income	734,363	763,840
Premiums and notes receivable, net	4,379,418	4,364,747
Reinsurance recoverable:
Paid losses and loss adjustment expenses	150,813	453,314
Unpaid losses and loss adjustment expenses	14,142,741	16,175,863
Deferred policy acquisition costs	4,681,201	4,955,636
Property and equipment (net of accumulated depreciation)	382,644	221,255
Deferred income taxes	605,558	633,191
Other assets	701,585	668,979
Total Assets	$165,105,216	$170,108,652

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$66,921,494	$71,585,408
Unearned premiums	17,473,646	18,811,415
Advance premium and premium deposits	1,088,635	1,034,052
Accrued expenses and other liabilities	5,213,832	5,362,437
Total Liabilities	$90,697,607	$96,793,312

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,316,454 at June 30, 2010, and 5,306,204 at
December 31, 2009	$3,469,221	$3,437,343
Accumulated other comprehensive income	2,855,135	2,742,160
Retained earnings	68,083,253	67,135,837
Total Stockholders’ Equity	$74,407,609	$73,315,340

Total Liabilities and Stockholders' Equity	$165,105,216	$170,108,652

See notes to unaudited consolidated financial statements.

2 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
REVENUES
Insurance Company Revenues
Premium earned	$8,962,425	$10,222,303	$18,351,583	$20,096,450
Premium ceded	1,873,791	2,359,124	3,820,722	4,614,112
Net premium earned	7,088,634	7,863,179	14,530,861	15,482,338
Investment income	907,400	1,143,324	1,845,658	2,367,184
Other income	175,159	196,228	355,285	400,538
Total Insurance Company Revenues	8,171,193	9,202,731	16,731,804	18,250,060

Other Revenues from Insurance Operations
Gross commissions and fees	1,129,115	1,354,357	2,378,253	2,794,211
Investment income	1,079	1,008	2,139	1,275
Finance charges and fees earned	81,453	93,787	167,235	192,662
Other income	4,195	1,361	5,417	3,463
Total Revenues	9,387,035	10,653,244	19,284,848	21,241,671

EXPENSES
Losses and loss adjustment expenses	4,574,615	4,787,233	9,882,764	9,421,886
Policy acquisition costs	1,843,160	1,970,899	3,729,986	3,924,758
Salaries and employee benefits	1,280,353	1,281,200	2,169,342	2,710,149
Commissions to agents/brokers	170,763	295,186	362,741	608,977
Other operating expenses	883,473	1,322,668	1,740,913	2,032,264
Total Expenses	8,752,364	9,657,186	17,885,746	18,698,034

Income Before Taxes	634,671	996,058	1,399,102	2,543,637
Income Tax Expense	186,448	311,992	451,686	830,327
Net Income	$448,223	$684,066	$947,416	$1,713,310

PER SHARE DATA:
Basic
Earnings Per Share	$0.08	$0.12	$0.18	$0.31
Weighted Average Shares	5,308,548	5,566,665	5,307,376	5,567,960
Diluted
Earnings Per Share	$0.08	$0.12	$0.18	$0.31
Weighted Average Shares	5,350,429	5,605,195	5,350,176	5,606,133

See notes to unaudited consolidated financial statements.

3 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net Income	$448,223	$684,066	$947,416	$1,713,310
Other changes in comprehensive income, net of tax:
Unrealized gains (losses) on securities classified as available-for-sale arising during the period	246,774	(1,006,026)	112,975	(1,713,001)
Comprehensive Income (Loss)	$694,997	$(321,960)	$1,060,391	$309

See notes to unaudited consolidated financial statements.

4 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30
	2010	2009
Cash Flows from Operating Activities:
Net Income	$947,416	$1,713,310
Adjustments to reconcile net income to net cash from operations
Depreciation	64,017	97,958
Bond amortization, net	39,100	171,748
Changes in assets and liabilities
Premium, notes and investment income receivable	14,806	(343,207)
Reinsurance recoverable	2,335,623	1,895,155
Deferred policy acquisition costs	274,435	(11,539)
Other assets	(59,575)	34,667
Unpaid losses and loss adjustment expenses	(4,663,914)	(4,073,105)
Unearned premium	(1,337,769)	427,957
Advance premium and premium deposits	54,583	154,835
Accrued expenses and other liabilities	(321,605)	(12,041)
Income taxes current/deferred	(3,598)	(1,224,084)
Net Cash (Used) by Operating Activities	(2,656,481)	(1,168,346)

Investing Activities
Purchase of fixed maturity investments	(15,962,258)	(12,408,997)
Proceeds from maturity of fixed maturity investments	22,350,000	20,500,000
Net (increase) in short-term investments	(3,795,983)	(5,789,762)
(Additions) to property and equipment	(52,406)	(56,503)
Net Cash Provided by Investing Activities	2,539,353	2,244,738

Financing Activities
Dividends paid to shareholders	-	(1,002,173)
Proceeds from issuance of common stock	31,878	-
Repurchase of common stock	-	(75,935)
Net Cash Provided (Used) by Financing Activities	31,878	(1,078,108)

Net decrease in cash	(85,250)	(1,716)
Cash at beginning of period	118,512	27,710
Cash at End of Period	$33,262	$25,994

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	-	-
Income taxes	$458,800	$2,058,800

See notes to unaudited consolidated financial statements.

5 of 21

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Fair Value of Financial Instruments

The Company has used the following methods and assumptions in estimating its fair value disclosures:

•	Fixed maturities:

o	Investment Securities excluding long-term certificates of deposit – Fair values are obtained from a national quotation service.

o	Long-term certificates of deposit – The carrying amounts reported at cost in the balance sheet for these instruments approximate their fair values.

•	Cash and short-term Investments – The carrying amounts reported at cost in the balance sheet approximate their fair values given the short-term nature of these instruments.

•	Premium and notes receivable – The carrying amounts reported at cost in the balance sheet approximate their fair values given the short-term nature of these instruments.

6 of 21

NOTE 2 – EMPLOYEE BENEFITS

The salaries and employee benefits reflected in the Consolidated Statements of Operations for the six months ended June 30, 2010 is different than the expected expense as shown in the following table:

	Six Months Ended MonthsEnded		Year Ended
	June 30		December 31
	2010	2009	2009
Expected expense for salaries and employee benefits	$2,418,514	$2,710,149	$4,950,955
Adjustment to profit sharing plan contribution	(249,172)	-	249,172
Salaries and benefits per Consolidated Statements of Operations	$2,169,342	$2,710,149	$5,200,127

In the quarter ended March 31, 2010, the Company recorded an adjustment to correct an error that originated in the fourth quarter of 2009.  The effect of the adjustment on the six months ended June 30, 2010, was a reduction to salaries and employee benefit expense of approximately $249,000 and an increase to net income, of approximately $164,000.  The correction was the result of a decision made in March 2010 to reduce the Company’s annual contribution to the employee profit sharing plan for the plan year ending March 31, 2010.  Had this accrual adjustment been properly reflected in the fourth quarter of 2009, total stockholders’ equity as of December 31, 2009, and net income for the year ended December 31, 2009 would have increased approximately $164,000.  The Company made an assessment of the materiality of this item on the Company’s historical consolidated financial statements in accordance with SAB No. 99, “Materiality,” and concluded that the error was immaterial to all periods.

NOTE 3 - REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time.  As of June 30, 2010, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has retired all stock repurchased.

NOTE 4 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Basic Earnings Per Share
Net income numerator	$448,223	$684,066	$947,416	$1,713,310

Weighted average shares outstanding denominator	5,308,548	5,566,665	5,307,376	5,567,960

Basic Earnings Per Share	$0.08	$0.12	$0.18	$0.31

Diluted Earnings per Share
Net income numerator	$448,223	$684,066	$947,416	$1,713,310

Weighted average shares outstanding	5,308,548	5,566,665	5,307,376	5,567,960
Effect of dilutive securities	41,881	38,530	42,800	38,173
Diluted shares outstanding denominator	5,350,429	5,605,195	5,350,176	5,606,133

Diluted Earnings Per Share	$0.08	$0.12	$0.18	$0.31

7 of 21

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and to separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value.  The Company adopted the new accounting standard which became effective for the interim reporting period ended March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

ASC 740, “Income Taxes,” which became effective January 1, 2007, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Since adoption of ASC 740 and as of June 30, 2010, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits.  However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 7 - SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for the way information about operating segments are reported in financial statements.  The Company has identified its insurance company operation as its primary reporting segment.  Revenues from this segment comprised 87% of consolidated revenues for the three and six months ended June 30, 2010, compared to 86% of consolidated revenues for the three months and 87% of consolidated revenues for the six months ended June 30, 2009, respectively.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Revenues
Insurance company operation	$8,171,193	$9,202,731	$16,731,804	$18,250,060

Other insurance operations	3,558,680	4,084,900	7,217,979	8,738,197
Intersegment eliminations (1)	(2,342,838)	(2,634,387)	(4,664,935)	(5,746,586)
Total other insurance operations	1,215,842	1,450,513	2,553,044	2,991,611

Total revenues	$9,387,035	$10,653,244	$19,284,848	$21,241,671

Income (Loss) Before Income Taxes
Insurance company operation	$1,562,823	$2,089,110	$2,794,636	$3,936,066
Other insurance operations	(928,152)	(1,093,052)	(1,395,534)	(1,392,429)
Total income before income taxes	$634,671	$996,058	$1,399,102	$2,543,637

8 of 21

	As of
	June 30	December 31
	2010	2009
Assets
Insurance company operation	$152,753,896	$157,271,019
Intersegment eliminations (2)	(1,974,779)	(824,887)
Total insurance company operation	150,779,117	156,446,132
Other insurance operations	14,326,099	13,662,520
Total Assets	$165,105,216	$170,108,652

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Company.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

NOTE 8 – FAIR VALUE ON FIXED MATURITY INVESTMENTS

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  Financial assets and financial liabilities are recorded on the consolidated balance sheets at fair value and are categorized based on the reliability of inputs to the valuation techniques as follows:

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

The Company’s fixed maturity investments, excluding long-term certificates of deposit, are all classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources in active markets for identical assets with reasonable levels of price transparency.  Long-term certificates of deposit are classified within level 2.  Fair value measurements are not adjusted for transaction costs.

The Company’s fair value measurements are based a combination of the market approach and the income approach.  The market approach utilizes market transaction data for the same or similar instruments.  The income approach is based on a discounted cash flow methodology, where expected cash flows are discounted to present value.

All of the Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value.  Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.  Short-term investments are carried at cost, which approximates fair value.  The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.  For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment, if any, from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  There was no credit loss component for any of the periods presented in the accompanying Consolidated Statements of Operations.  The impairment related to all other factors is reported in “accumulated other comprehensive income.”  Realized gains and losses, if any, are included in the Consolidated Statements of Operations based on the specific identification method.

9 of 21

The Company had unrealized investment gains, net of deferred taxes of $2,855,135 as of June 30, 2010, and unrealized investment gains, net of deferred taxes of $2,742,160 as of December 31, 2009.

NOTE 9 - INVESTMENTS

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
Available for sale:
Fixed maturities
U.S. treasury securities	$93,519,655	$4,288,064	-	$97,807,719
Certificates of deposit	24,472,997	-	-	24,472,997
Industrial and miscellaneous taxable bonds	4,021,202	37,898	-	4,059,100
Total fixed maturities	$122,013,854	$4,325,962	-	$126,339,816

December 31, 2009
Available for sale:
Fixed maturities
U.S. treasury securities	$103,361,652	$4,057,614	-	$107,419,266
Certificates of deposit	21,034,997	-	-	21,034,997
Industrial and miscellaneous taxable bonds	4,044,046	97,174	-	4,141,220
Total fixed maturities	$128,440,695	$4,154,788	-	$132,595,483

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2010	2009
Gross unrealized appreciation of fixed maturities	$4,325,962	$4,154,788
Gross unrealized (depreciation) of fixed maturities	-	-
Net unrealized appreciation on investments	4,325,962	4,154,788
Deferred federal tax (expense)	(1,470,827)	(1,412,628)
Net unrealized appreciation, net of deferred income taxes	$2,855,135	$2,742,160

The Company had no investments in an unrealized loss position as of June 30, 2010, and as of December 31, 2009.

The Company did not sell any fixed maturity investment in the three and six months ended June 30, 2010 and 2009, respectively.

Short-term investments have an initial maturity of one year or less and consist of the following:

	June 30	December 31
	2010	2009
U.S. government money market fund	$9,681,321	$2,562,100
Bank money market accounts	2,122,669	3,348,973
Certificates of deposit	898,000	3,245,000
U.S. treasury bill	249,965	-
Bank savings accounts	1,860	1,759
Total short-term investments	$12,953,815	$9,157,832

10 of 21

The Company manages its own investment portfolio.  A summary of net investment and related income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Fixed maturities	$902,256	$1,126,887	$1,832,358	$2,339,031
Short-term investments	6,223	17,445	15,439	29,428
Total investment income	$908,479	$1,144,332	$1,847,797	$2,368,459

NOTE 10 - CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to help the Company get one of its programs started failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader.  The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009.  In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company.  The agent has not paid any subsequent premium to Unifax.  The Company subsequently commenced legal proceedings against the agent and the agent’s guarantors for recovery of the balance due and any related recovery costs incurred.  All related recovery costs have been expensed as incurred.  As of June 30, 2010, the agent’s balance due to Unifax was $1,495,132.  Based on the limited information presently available, the Company increased the bad debt reserve previously established by $150,000 for the three months ended June 30, 2010.  Thus, the bad debt reserve for this agent as of June 30, 2010, is $953,713, which represents approximately 64% of the current balance due to Unifax.  The Company’s bad debt reserve is subject to change as more information becomes available.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; provides insurance premium financing; and provides membership association services.

The Company had net income of $448,223 for the three months ended June 30, 2010, compared to net income of $684,066  for the three months ended June 30, 2009, a decrease in net income of  $235,843 (34%).  For the six months ended June 30, 2010, the Company had a net income of $947,416 compared to net income of $1,713,310 for the six months ended June 30, 2009, a decrease in net income of $765,894 (45%).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operation, and investment income from cash generated primarily from the insurance company operation.  The insurance company operation generated approximately 87% of consolidated revenues for the three and six months ended June 30, 2010.  The insurance company operation generated approximately 86% and 87% of consolidated revenues for the three and six months ended June 30, 2009, respectively.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company.  As of June 30, 2010, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  Since 2004, all of Crusader’s business was written in the state of California.

11 of 21

A.M. Best Company assigned Crusader a financial strength rating of A- (Excellent) and a rating outlook of “stable.”  In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).  These ratings were reaffirmed by A.M. Best as of January 18, 2010.

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

Premium written before reinsurance decreased $1,362,542 (14%) to $8,544,855 for the three months ended June 30, 2010, compared to $9,907,397 for the three months ended June 30, 2009.  Premium written before reinsurance decreased $3,510,592 (17%) to $17,013,813 for the six months ended June 30, 2010, compared to $20,524,405 for the six months ended June 30, 2009.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Net premium earned	$7,088,634	$7,863,179	$(774,545)	$14,530,861	$15,482,338	$(951,477)

Less:
Losses and loss adjustment expenses	4,574,615	4,787,233	(212,618)	9,882,764	9,421,886	460,878
Policy acquisition costs	1,843,160	1,970,899	(127,739)	3,729,986	3,924,758	(194,772)
Total	6,417,775	6,758,132	(340,357)	13,612,750	13,346,644	266,106

Underwriting Profit (Before Income Taxes)	$670,859	$1,105,047	$(434,188)	$918,111	$2,135,694	$(1,217,583)

The decrease in underwriting profit (before income tax) for the three and six months ended June 30, 2010, compared to the prior year period, as shown in the above table, is primarily the result of an increase in losses and loss adjustment expenses as a percentage of net premium earned.  Losses and loss adjustment expenses were 65% and 68% of net premium earned for the three and six months ended June 30, 2010, respectively.  Losses and loss adjustment expenses were 61% of net premium earned for the three and six months ended June 30, 2009.

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Losses and loss
adjustment expenses:
Current accident year	$6,466,258	$5,840,939	$625,319	$13,782,228	$11,182,234	$2,599,994
Less: favorable development of all prior accident years	1,891,643	1,053,706	837,937	3,899,464	1,760,348	2,139,116
Total	$4,574,615	$4,787,233	$(212,618)	$9,882,764	$9,421,886	$460,878

12 of 21

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income.  Excluding investment and other income, these operations accounted for approximately 13% of total revenues in the three and six months ended June 30, 2010, and approximately 14% of total revenues in the three and six months ended June 30, 2009.

Investments and Liquidity
The Company generates revenue from its investment portfolio, which consisted of approximately $134,967,669 (at amortized cost) at June 30, 2010, compared to $137,598,527 (at amortized cost) at December 31, 2009.  Investment income decreased $235,853 (21%) and $520,662 (22%) for the three and six months ended June 30, 2010, as compared to prior year periods, respectively.  The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 2.7% in the three and six months ended June 30, 2010, from 3.2% and 3.3% in the three and six months ended June 30, 2009, respectively.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  As of June 30, 2010, the Company had cash and investments of $135,000,931 (at amortized cost) of which $132,663,830 (98%) were investments of Crusader.

As of June 30, 2010, the Company had invested $122,013,854 (at amortized cost) or 90% of its invested assets in fixed maturity obligations.  In accordance with ASC 320, “Investments – Debt and Equity Securities,” the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $122,013,854 (at amortized cost) includes $93,519,655 (77%) of U.S. treasury securities, $4,021,202 (3%) of industrial and miscellaneous securities, and $24,472,997 (20%) of long-term certificates of deposit.

The remaining balance of the Company's investments is in short-term investments that include bank money market accounts, a U.S. Treasury bill, certificates of deposit, and a short-term treasury money market fund.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time.  During the three and six months ended June 30, 2010, the Company did not repurchase any stock under this program and the previously adopted programs.  As of June 30, 2010, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has retired all stock repurchased.

13 of 21

In June 2010, the Company completed its search for a new policy administration system to replace its existing legacy system. The Company selected Wyde Corporation to deploy the Wynsure Insurance Solution policy administration system for the Company’s insurance company subsidiary as well as support for other subsidiary operations. The Wynsure system is a fully web-enabled, open-architecture platform that will allow the Company to better support its agents, customers and growth plans.  The Company will also purchase new computer hardware as part of the process of replacing its legacy system.  The Company expects the new system to be operational in the second quarter of 2011.

The net cash used by operating activities for both the six months ended June 30, 2010 and 2009, was primarily due to declining written premium and declining commission and fee income. This decline is primarily due to the competitive insurance market place.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  The decline in net cash from operating activities was also attributable to decreased investment income resulting from the lower yields in the marketplace on both new and reinvested assets.  In addition, cash flows can change from period to period depending largely on the amount and the timing of claims payments.  The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity.  As of June 30, 2010, the Company had only 602 open claims.  Although the consolidated statements of cash flows continues to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, adequately reserved and does not anticipate future liquidity problems.  As of June 30, 2010, all of the Company’s investments are in U.S. treasury securities, investment grade bonds, certificates of deposit and money market funds which are readily marketable.  The weighted average maturity of the Company’s investments is approximately 1.6 years.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2010, net of trust restrictions of $285,979, statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three months and six months ended June 30, 2010, to the three months and six months ended June 30, 2009, unless otherwise indicated.

The Company had net income of $448,223 for the three months ended June 30, 2010, compared to net income of $684,066 for the three months ended June 30, 2009, a decrease of $235,843 (34%).  For the six months ended June 30, 2010, the Company had net income of $947,416 compared to net income of $1,713,310 for the six months ended June 30, 2009, a decrease of $765,894 (45%).  Total revenues decreased $1,266,209 (12%) to $9,387,035 for the three months and $1,956,823 (9%) to $19,284,848 for the six months ended June 30, 2010, compared to total revenues of $10,653,244 for the three months and $21,241,671 for the six months ended June 30, 2009, respectively.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Premium written is a required statutory measure designed to determine written premium production levels.  Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the term of the policies.  Direct written premium reported on the Company’s statutory statement decreased $1,362,542 (14%) and $3,510,592 (17%), to $8,544,855 and $17,013,813 for the three and six months ended June 30, 2010, respectively, compared to $9,907,397 and $20,524,405 for the three and six months ended June 30, 2009, respectively.  In addition to the increased competition in the property and casualty marketplace, the Company took action on two of its programs that it believed was necessary due to higher than expected losses.  The corrective actions took place in April 2009 and included a rate increase on one of the programs and the termination of a number of brokers and the non-renewal of policies associated with those brokers on the other program.  These two programs accounted for approximately 50% of the $3,510,592 decrease in written premium before reinsurance for the six months ended June 30, 2010, compared to the prior year period   The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.

14 of 21

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

Premium earned before reinsurance decreased $1,259,878 (12%) to $8,962,425 for the three months and $1,744,867 (9%) to $18,351,583 for the six months ended June 30, 2010, compared to $10,222,303 for the three months and $20,096,450 for the six months ended June 30, 2009, respectively.  The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium before reinsurance is a direct result of the decrease in written premium during the twelve-month period ended June 30, 2010, as compared to premium written during the twelve-month period ended June 30, 2009.

Earned ceded premium decreased $485,333 (21%) to $1,873,791 for the three months and $793,390 (17%) to $3,820,722 for the six months ended June 30, 2010, compared to ceded premium of $2,359,124 in the three months and $4,614,112 for the six months ended June 30, 2009, respectively.  The decrease in earned ceded premium is primarily a result of a decrease in direct premium earned and changes in the rates charged by Crusader’s reinsurers.  The Company evaluates each of its ceded reinsurance contracts at their inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of June 30, 2010, all such ceded contracts are accounted for as risk transfer reinsurance.  Direct earned premium and earned ceded premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Direct earned premium	$8,962,425	$10,222,303	$(1,259,878)	$18,351,583	$20,096,450	$(1,744,867)
Earned ceded premium	1,873,791	2,359,124	(485,333)	3,820,722	4,614,112	(793,390)
Net premium earned	$7,088,634	$7,863,179	$(774,545)	$14,530,861	$15,482,338	$(951,477)

Total earned ceded premium was 21% of direct earned premium in the three and six months ended June 30, 2010, and 23% of direct earned premium in the three and six months ended June 30, 2009.

In 2009 and 2010 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

The 2007 through 2009 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each twelve-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses.  As of June 30, 2010, the Company has received a total net contingent commission of $3,668,187 for the years subject to contingent commission.  Of this amount, the Company has recognized $2,006,700 of contingent commission income, of which $159,043 and $320,321 was recognized in the three and six months ended June 30, 2010, respectively.  The remaining balance of the net payments received of $1,661,487 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheet at June 30, 2010.  The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

15 of 21

Investment income decreased $235,853 (21%) to $908,479 for the three months ended June 30, 2010, compared to investment income of $1,144,332 for the three months ended June 30, 2009.  Investment income decreased $520,662 (22%) to $1,847,797 for the six months ended June 30, 2010, compared to investment income of $2,368,459 for the six months ended June 30, 2009.  The Company had no realized gains or losses for the three and six months ended June 30, 2010.  The decrease in investment income in the current periods as compared to the prior year periods is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 2.7% for the three months and six months ended June 30, 2010, respectively, from 3.2% for the three months and 3.3% for the six months ended June 30, 2009, respectively.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Average Invested Assets*	$135,977,534	$142,753,325	$136,283,098	$143,805,893
Total Investment Income	$908,479	$1,144,332	$1,847,797	$2,368,459
Annualized Yield on Average Invested Assets	2.7%	3.2%	2.7%	3.3%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated fair value and weighted average yield of fixed maturity investments at June 30, 2010, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
December 31, 2010	$15,348,999	$15,369,873	$15,437,786	2.6%
December 31, 2011	43,038,998	43,075,113	43,617,436	2.0%
December 31, 2012	54,235,000	54,374,501	57,466,250	3.5%
December 31, 2013	9,100,000	9,094,367	9,718,344	3.3%
December 31, 2015	100,000	100,000	100,000	1.9%
Total	$121,822,997	$122,013,854	$126,339,816	2.8%

The weighted average maturity of the Company’s fixed maturity investments was 1.6 years as of June 30, 2010, and 1.9 years as of June 30, 2009.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of June 30, 2010, the Company held fixed maturity investments with unrealized appreciation of $4,325,962 and held no fixed maturity investments with unrealized depreciation.  The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, the amount related to a credit loss is recognized in earnings and the amount related to other factors is recorded in the consolidated statements of comprehensive income (loss).  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company did not sell any fixed maturity investments in the three and six months ended June 30, 2010 and 2009.  The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.

Gross commissions and fees decreased $225,242 (17%) to $1,129,115 and $415,958 (15%) to $2,378,253 for the three and six months ended June 30, 2010, respectively, compared to commissions and fees of $1,354,357 for the three months and $2,794,211 for the six months ended June 30, 2009.

16 of 21

The decreases in gross commission and fee income for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Policy fee income	$500,243	$530,957	$(30,714)	$1,011,289	$1,063,646	$(52,357)
Health insurance program	500,260	673,180	(172,920)	1,030,489	1,360,123	(329,634)
Membership and fee income	54,899	65,029	(10,130)	112,285	136,436	(24,151)
Other commission and fee income	60	60	-	145	643	(498)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	73,653	85,131	(11,478)	156,263	167,849	(11,586)
Contingent commission	-	-	-	67,782	65,514	2,268
Total	$1,129,115	$1,354,357	$(225,242)	$2,378,253	$2,794,211	$(415,958)

Unifax primarily sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells.  For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy.  The unearned portion of the policy fee is recorded as a liability on the balance sheet under Accrued Expenses and Other Liabilities.  Policy fee income decreased $30,714 (6%) and $52,357 (5%) in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  The decrease in policy fee income is directly related to a decrease in the number of policies issued in the three and six months ended June 30, 2010, as compared to the prior year periods.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income decreased $172,920 (26%) and $329,634 (24%) in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  The decrease is primarily due to the fact that beginning in September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California from nineteen plans to four.  All new employer groups and existing employer groups on their anniversary date have the option to choose from four available plans.  AIB is assisting its CIGNA policyholders in obtaining new coverage in one of the four CIGNA plans or with other contracted carriers.  This reduction in CIGNA medical plans offered to small group employers in the state of California has resulted in a decrease in AIB commission income and AAQHC fee income.  AAQHC will continue to underwrite and administer the remaining four CIGNA medical plans and CIGNA dental plans for individuals and small group employers.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is an administrator for CIGNA HealthCare and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association.  For these services, AAQHC receives membership and fee income from its members.  Membership and fee income decreased $10,130 (16%) and $24,151 (18%) for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  This decrease was primarily a result of the reduction in CIGNA medical plans offered to small group employers in the state of California as discussed above.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc.(Bedford), a wholly owned subsidiary of the Company.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $11,478 (13%) and $11,586 (7%) for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.

Losses and loss adjustment expenses were 65% and 68% of net premium earned for the three and six months ended June 30, 2010, respectively, compared to 61% of net premium earned for the three and six months ended June 30, 2009, respectively.

17 of 21

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$6,466,259	$5,840,939	$625,320	$13,782,229	$11,182,234	$2,599,995
Less: favorable development of all prior accident years	1,891,644	1,053,706	837,938	3,899,465	1,760,348	2,139,117
Total	$4,574,615	$4,787,233	$(212,618)	$9,882,764	$9,421,886	$460,878

The decrease in losses and loss adjustment expenses for the three months ended June 30, 2010, to $4,574,615 (65% of net earned premium) from $4,787,233 (61% of net earned premium) as compared to the three months ended June 30, 2009, is primarily the result of an increase in current accident year losses and loss adjustment expenses incurred offset in part by an increase in favorable development of prior accident years’ losses and loss adjustment expenses. The increase in losses and loss adjustment expenses for the six months ended June 30, 2010, to $9,882,764 (68% of net earned premium) from $9,421,886 (61% of net earned premium) as compared to the six months ended June 30, 2009, is primarily the result of an increase in current accident year losses and loss adjustment expenses incurred offset in part by an increase in favorable development of prior accident years’ losses and loss adjustment expenses.  The increase in current accident year losses and loss adjustment expenses for the three and six months ended June 30, 2010, is primarily due to an increase in the number of property claims on one of the Company’s relatively new programs.  The Company’s sales in that program, which includes both property and liability coverages, began in July 2008.  In April 2009, the Company recognized problems with that program and took immediate corrective action.  The corrective action included the non-renewal of a substantial number of the policies written in that program and is reflected in the reduction of premium written during the first and second quarter of 2010.  The Company took further corrective action in July 2010, by reducing the number of brokers authorized to write that particular program from 85 to 15. The Company will non-renew the annual policies written by those brokers that are no longer authorized to write that program.  These actions are expected to ultimately improve the Company’s loss ratio for that program.  Furthermore, the Company plans to increase the rate on the property component of that program’s rating manual, subject to prior approval by the State of California Department of Insurance.

The Company’s consolidated financial statements include estimated reserves for unpaid losses and loss adjustment expenses of the insurance company operation.  Management makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments should be expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like the Company.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  The Company does not specifically identify reasonably likely scenarios other than utilizing management’s best estimate.  In addition to applying the various standard methods to the data, an extensive series of diagnostic tests of the resultant reserve estimates are applied to determine management’s best estimate of the unpaid claims liability.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss.  When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.  The accurate establishment of loss and loss adjustment expense reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed.  Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid.  Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.  At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company’s chief executive officer, the Company’s chief financial officer, and an independent consulting actuary.  The Company uses the loss ratio method, Bornhuetter-Ferguson methods, and loss development methods to estimate ultimate claims costs.    In general, the loss ratio method is more appropriate for the current accident year, the loss

18 of 21

development methods are more appropriate for older more mature accident years, and the Bornhuetter-Ferguson methods combine the other two methods.  The estimates of the loss ratio method and the Bornhuetter-Ferguson incurred method have not been significantly different on the current accident year at recent valuation dates through 2009.  Thus far during 2010, the actual emerged claims costs for the current accident year are higher than expected; hence, the incurred but not reported (IBNR) estimate from the Bornhuetter-Ferguson incurred method is greater than the IBNR estimate from the loss ratio method.  Management reviews such differences to determine whether they are aberrations that are a normal part of the process, or an indication that a change in reserve assumptions is appropriate.  In this case, management has recognized the adverse experience observed through June 2010 as one of the normal differences between actual and expected claim costs that can emerge from time to time, particularly in an insurer the size of the Company and does not believe that a change in assumptions to estimate ultimate claims costs for the current accident year is appropriate.  The differences between actual and expected claims costs are typically not due to one specific factor, but to a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors.  Any differences between actual and expected claims costs are reflected in the operating results of the periods in which the actual costs emerge.  Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable estimates of the amount that will ultimately be required to cover the cost of claims, both reported and unreported.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  These costs were approximately 26% of net premium earned for the three and six months ended June 30, 2010, and 25% of net premium earned for the three and six months ended June 30, 2009.

Salaries and employee benefits decreased $847 (0%) to $1,280,353 for the three months and $540,807 (20%) to $2,169,342 for the six months ended June 30, 2010, compared to salary and employee benefits of $1,281,200 for the three months and $2,710,149 for the six months ended June 30, 2009, respectively.  The decrease in salaries and employee benefits incurred in the six months ended June 30, 2010 is primarily a result of a reduction in the number of employees as compared to the prior year period, the retirement of the former chief executive of the Company on April 1, 2009, and the effect of the adjustment on the quarter ended March 31, 2010, to reduce the Company’s annual contribution to the employee profit sharing plan for the plan year ending March 31, 2010 by approximately $249,000 (See Note 2).

Commissions to agents/brokers decreased $124,423 (42%) to $170,763 for the three months and $246,236 (40%) to $362,741 for the six months ended June 30, 2010, as compared to commission expense of $295,186 for the three months and $608,977 for the six months ended June 30, 2009. The decrease in the three and six months ended June 30, 2010, is primarily due to the related decrease in written premium in the health insurance program and the decrease in commission income from that program.

Other operating expenses decreased $439,195 (33%) to $883,473 for the three months and $291,351 (14%) to $1,740,913 for the six months ended June 30, 2010, compared to $1,322,668 for the three months and $2,032,264 for the six months ended June 30, 2009.  The decrease in other operating expenses in the three and six months ended June 30, 2010, is primarily due to a decrease in bad debt expense and a decrease in state insurance department examination fees. During the three months ended June 30, 2009, the Company’s insurance subsidiary incurred approximately $115,000 in costs related to its required tri-annual examination by the California Department of Insurance. During the three and six months ended June 30, 2010, the Company’s increased its bad debt expense reserves  by approximately $150,000 and $300,000, as compared to approximately $350,000 for both the three and six months ended June 30, 2009, respectively.  The increases in bad debt expense were primarily due to a single agent’s failure to remit premiums due Unifax.  See Note 10, Contingencies.

Income tax provision was an expense of $186,448 (29% of pre-tax income) for the three months and $451,686 (32% of pre-tax income) for the six months ended June 30, 2010, compared to an income tax expense of $311,992 (31% of pre-tax income) for the three months and $830,327 (33% of pre-tax income) for the six months ended June 30, 2009.  This decrease in income tax expense was primarily due to a decrease in pre-tax income to $634,671 in the three months and $1,399,102 in the six months ended June 30, 2010, compared to pre-tax income of $996,058 in the three months and $2,543,637 in the six months ended June 30, 2009.

19 of 21

The decrease in the income tax rate to 29% and 31% in the three months ended June 30, 2010, and 2009, respectively and to 32% and 33% for the six months ended June 30, 2010 and 2009, respectively, when compared to the federal statutory tax expense rate of 34%, is primarily the result of the difference in the federal and state pretax book income.

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

The Company’s invested assets consist of the following:

	June 30 2010	December 31 2009	Increase (Decrease)
Fixed maturity bonds (at amortized value)	$97,540,857	$107,405,698	$(9,864,841)
Short-term cash investments (at cost)	12,953,815	9,157,832	3,795,983
Certificates of deposit (over 1 year, at cost)	24,472,997	21,034,997	3,438,000
Total invested assets	$134,967,669	$137,598,527	$(2,630,858)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 - CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2010 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

                                                              UNICO AMERICAN CORPORATION

Date:   August 13, 2010     By:           /s/ CARY CHELDIN
                                                              Cary Cheldin
                                                              Chairman of the Board, President and Chief
                                                              Executive Officer, (Principal Executive Officer)

Date:   August 13, 2010     By:          /s/ LESTER A. AARON
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