Form 10-K/A
period 2009-12-31
UNICO AMERICAN CORP
filed 2011-03-09
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

Amendment No.1

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009	Commission File No. 0-3978

UNICO AMERICAN CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23251 Mulholland Drive, Woodland Hills, California	91364
(Address of Principal Executive Offices)	(Zip Code)

 Registrant's telephone number, including area code:  (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

Securities registered pursuant to section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes__  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerator filer",  "accelerator filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the Year ended December 31, 2009 (the “Original Filing”) is being filed in order to file one exhibit thereto which was inadvertently not filed and to amend and restate Item 11 so as to include in the Summary Compensation Table and the description of the Money Purchase Plan information as to the compensation of Erwin Cheldin who retired from being the Company's Chairman, President and Chief Executive Officer effective April 1, 2009.  This Amendment No. 1 to the Original Filing does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Original Filing or the exhibits filed therewith.

Part III

Item 11.  Exectuive Compensation

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Executive Compensation

Summary Compensation Table

The following table sets forth information for years ended December 31, 2009, and December 31, 2008, as to executive compensation paid to all individuals serving as the Company’s principal executive officer during the fiscal year ended December 31, 2009 and the Company’s two most highly compensated officers, other than the principal executive officer, who were serving as executive officers as of the end of the last completed fiscal year.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1) (4)	Total
		($)	($)	($)	($)

Cary L. Cheldin (2) (3)	2009	307,646	43,000	69,722	420,368
President and Chief Executive Officer	2008	309,223	49,000	65,922	424,145

Erwin Cheldin (2) (4)	2009	86,758	-	55,816	142,574
Former President and Chief Executive Officer	2008	309,000	25,000	74,268	408,268

Lester A. Aaron (3)	2009	224,872	43,000	63,053	330,925
Treasurer and Chief Financial Officer	2008	207,500	45,000	59,509	312,009

Terry L. Kinigstein (3)	2009	196,675	15,000	45,282	256,957
Vice President, General Counsel and Secretary	2008	190,792	15,000	42,951	248,743

(1)	See “All Other Compensation” table below.
(2)
Cary L. Cheldin was named President and Chief Executive Officer of the Company effective April 1, 2009 upon the retirement of Erwin Cheldin as the Company’s Chairman, President and Chief Executive Officer effective April 1, 2009.  Prior thereto Mr. Cary L. Cheldin was Executive Vice President of the Company.

(3)
Each of Messrs. Cary L. Cheldin, Lester A. Aaron and Terry L. Kinigstein serves in his present office pursuant to an employment agreement with the Company.  The employment agreement of Cary L. Cheldin was amended on March 24, 2010, to extend the end of the term of the Agreement from December 31, 2013 to December 31, 2014.  The employment agreements of Mr. Lester A. Aaron and Mr. Terry L. Kinigstein were also amended on March 24, 2010 to extend the end of the term of each of their Agreements from December 31, 2011 to December 31, 2012.

(4)	Does not include $6,000 paid to Erwin Cheldin as a non-employee director following his retirement as an officer and employee of the Company effective April 1, 2009.

All Other Compensation

The table below summarizes All Other Compensation paid or earned by the named executive officers for the years ended December 31, 2009, and December 31, 2008.

Name	Year	Perquisites and Other Personal Benefits (1)	Contribution to Profit Sharing Plan (2)	Contribution to Money Purchase Plan (3)	Total
		$	$	$	$

Cary L. Cheldin	2009	20,722	34,500	14,500	69,722
	2008	19,672	33,750	12,500	65,922

Erwin Cheldin	2009	6,816	34,500	14,500	55,816
	2008	28,018	33,750	12,500	74,268

Lester A. Aaron	2009	14,053	34,500	14,500	63,053
	2008	13,259	33,750	12,500	59,509

Terry L. Kinigstein	2009	14,053	31,229	-	45,282
	2008	13,259	29,692	-	42,951

(1)
Represents payments for health insurance for Cary Cheldin, Lester A. Aaron and Terry Kinigstein and payments of health insurance of $4,656 and club dues of $2,160 for 2009 and health insurance of $19,378 and club dues of $8,640 for 2008 for Erwin Cheldin.

(2)
Represents amounts contributed or accrued to the person’s account under the Company’s Profit Sharing Plan, all of which are vested.  The Company’s Profit Sharing Plan has a March 31 fiscal year end (see “Retirement Plans”).

(3)
Represents amounts contributed or accrued to the person’s account under the Company’s Money Purchase Plan, all of which are vested.  The Company’s Money Purchase Plan has a March 31 fiscal year end (see “Retirement Plans”).

Employment Agreements

The Company has employment agreements with Cary L. Cheldin, Lester A. Aaron and Terry L. Kinigstein.

Cary L. Cheldin - On March 17, 2008, the Company entered into an employment agreement with Cary L. Cheldin that became effective on December 15, 2007, with a term ending December 31, 2012.  The employment agreement of Cary L. Cheldin was amended effective April 1, 2009, to indicate the change in his offices and responsibility and to extend the end of the term of the agreement from December 31, 2012 to December 31, 2013.  On March 24, 2010 the employment agreement was amended again to extend the end of the term of the Agreement from December 31, 2013 to December 31, 2014.  This agreement is terminable by the Company or Mr. Cheldin at any time upon written notice.  Mr. Cheldin’s agreement provides for, among other things:

•
A minimum annual base salary of $297,400 which was increased by the March 24, 2010 amendment to no less than $315,000 as a result of the changes in his offices and responsibilities.  The annual base salary is subject to increase from time to time at the discretion of the Board of Directors.

•
An annual bonus provided that the Company’s consolidated net income (prior to deductions for income taxes and current bonuses paid to all executive officers of the Company, including Mr. Cheldin, but after deducting discretionary bonuses paid to all employees) for the most recent four fiscal quarters ending prior to such payment date is equal to or greater than $4 million.  The amount of the bonus is determined by the Board of Directors, in its discretion, but it is not to be less than $54,000, less any amounts paid as a discretionary bonus since the immediately preceding January.  The agreement does not prevent the Board of Directors from electing, in its discretion, to grant a discretionary bonus in the event the net income goal of $4 million is not met.

•
Mr. Cheldin is entitled to employment benefits, including holidays, personal leave, sick leave, vacation, health insurance, disability insurance, life insurance, and pension plans as provided by the Company’s policies in effect from time to time.  The disability insurance is required to be in an amount sufficient to provide compensation to Mr. Cheldin, if disabled, equal to 70% of the compensation that Mr. Cheldin would be entitled to under the agreement.  Benefits cannot be reduced from those provided to Mr. Cheldin as of December 15, 2007.  If the agreement is terminated by the Company for cause or by Mr. Cheldin for other than a breach by the Company, payments of base salary, bonus, and benefits shall cease.  Mr. Cheldin is entitled only to payments of accrued but unpaid salary and vacation for periods or partial periods that occurred prior to the date of termination.  Cause, as defined in the agreement, includes chronic alcohol or drug addiction by Mr. Cheldin, fraud or unlawful appropriation of any money or other assets or properties of the Company by Mr. Cheldin, a material breach by Mr. Cheldin of the terms of his employment agreement which is not cured within ten (10) days after the Company has given Mr. Cheldin written notice describing such material breach, the conviction of Mr. Cheldin of any felony involving moral turpitude or any other serious crime involving moral turpitude, Mr. Cheldin's gross moral turpitude relevant to his office or employment with the Company, and Mr. Cheldin's willful engagement in misconduct which is demonstrably and materially injurious to the Company.

•
If the agreement is terminated by the Company without cause or by Mr. Cheldin on account of a breach of the agreement by the Company, Mr. Cheldin is entitled to (a) immediate payment in full of his salary for the remainder of the term of the agreement, without discount or mitigation, (b) his bonus for the remainder of the term of the agreement (without giving effect to the termination), and (c) his benefits for the remainder of the term of the agreement (without giving effect to the termination).

•
The Company has the option to terminate the agreement if Mr. Cheldin becomes permanently disabled and is no longer able to perform the essential functions of his position with reasonable accommodation, provided that the Company has provided the required disability insurance benefit as part of his benefits.  The agreement terminates on the death of Mr. Cheldin, which is not considered a termination by the Company without cause.

Lester A. Aaron - On March 17, 2008, the Company entered into an employment agreement with Lester A. Aaron that became effective on December 15, 2007 with a term ending December 31, 2010.  The employment agreement of Lester A. Aaron was amended effective April 1, 2009, to extend the end of the term of the Agreement from December 31, 2010 to December 31, 2011 and on March 24, 2010, it was amended again to extend the end of the term of the Agreement from December 31, 2011 to December 31, 2012.  This agreement is terminable by the Company or Mr. Aaron at any time upon written notice.  Mr. Aaron’s agreement provides for, among other things:

•
A minimum base salary of $199,500 which was increased by the March 24, 2010 amendment to no less than $237,000.  The annual base salary is subject to increase from time to time at the discretion of the Board of Directors.

•
An annual bonus provided that the Company’s consolidated net income (prior to deductions for income taxes and current bonuses paid to all executive officers the of Company, including Mr. Aaron, but after deducting discretionary bonuses paid to all employees) for the most recent four fiscal quarters ending prior to such payment date is equal to or greater than $4 million.  The amount of the bonus is determined by the Board of Directors, in its discretion, but it is not to be less than $49,500, less any amounts paid as a discretionary bonus since the immediately preceding January.  The agreement does not prevent the Board of Directors from electing, in its discretion, to grant a discretionary bonus in the event the net income goal of $4 million is not met.

•
Mr. Aaron is entitled to employment benefits, including holidays, personal leave, sick leave, vacation, health insurance, disability insurance, life insurance, and pension plans as provided by the Company’s policies in effect from time to time.  The disability insurance is required to be in an amount sufficient to provide compensation to Mr. Aaron, if disabled, equal to 70% of the compensation that Mr. Aaron would be entitled to under the agreement.  Benefits cannot be reduced from those provided to Mr. Aaron as of December 15, 2007.  If the agreement is terminated by the Company for cause or by Mr. Aaron for other than a breach by the Company, payments of base salary, bonus, and benefits shall cease.  Mr. Aaron is entitled only to payments of accrued but unpaid salary and vacation for periods or partial periods that occurred prior to the date of termination.  Cause, as defined in the agreement, includes chronic alcohol or drug addiction by Mr. Aaron, fraud or unlawful appropriation of any money or other assets or properties of the Company by Mr. Aaron, a material breach by Mr. Aaron of the terms of his employment agreement which is not cured within ten (10) days after the Company has given Mr. Aaron written notice describing such material breach, the conviction of Mr. Aaron of any felony involving moral turpitude or any other serious crime involving moral turpitude, Mr. Aaron's gross moral turpitude relevant to his office or employment with the Company, and Mr. Aaron's willful engagement in misconduct which is demonstrably and materially injurious to the Company.

•
If the agreement is terminated by the Company without cause or by Mr. Aaron on account of a breach of the agreement by the Company, Mr. Aaron is entitled to (a) immediate payment in full of his salary for the remainder of the term of the agreement, without discount or mitigation, (b) his bonus for the remainder of the term of the agreement (without giving effect to the termination), and (c) his benefits for the remainder of the term of the agreement (without giving effect to the termination).

•
The Company has the option to terminate the agreement if Mr. Aaron becomes permanently disabled and is no longer able to perform the essential functions of his position with reasonable accommodation, provided that the Company has provided the required disability insurance benefit as part of his benefits.  The agreement terminates on the death of Mr. Aaron, which is not considered a termination by the Company without cause.

Terry L. Kinigstein - On April 1, 2009, the Company entered into an employment agreement with Terry L. Kinigstein  that became effective on April 1, 2009 with a term ending December 31, 2011.  On March 24, 2010, it was amended to extend the end of the term of the Agreement from December 31, 2011 to December 31, 2012.  This agreement is terminable by the Company or Mr. Kinigstein at any time upon written notice.  Mr. Kinigstein’s agreement provides for, among other things:

•
A minimum annual base salary of no less than $195,800 which was increased by the March 24, 2010 amendment to no less than $198,300.  The annual base salary is subject to increase from time to time at the discretion of the Board of Directors.

•
An annual bonus provided that the Company’s consolidated net income (prior to deductions for income taxes and current bonuses paid to all executive officers the of Company, including Mr. Kinigstein, but after deducting discretionary bonuses paid to all employees) for the most recent four fiscal quarters ending prior to such payment date is equal to or greater than $4 million.  The amount of the bonus is determined by the Board of Directors, in its discretion, but it is not to be less than $15,000, less any amounts paid as a discretionary bonus since the immediately preceding January.  The agreement does not prevent the Board of Directors from electing, in its discretion, to grant a discretionary bonus in the event the net income goal of $4 million is not met.

•
Mr. Kinigstein is entitled to employment benefits, including holidays, personal leave, sick leave, vacation, health insurance, disability insurance, life insurance, and pension plans as provided by the Company’s policies in effect from time to time.  The disability insurance is required to be in an amount sufficient to provide compensation to Mr. Kinigstein, if disabled, equal to 70% of the compensation that Mr. Kinigstein would be entitled to under the agreement.  Benefits cannot be reduced from those provided to Mr. Kinigstein as of April 1, 2009.  If the agreement is terminated by the Company for cause or by Mr. Kinigstein for other than a breach by the Company, payments of base salary, bonus, and benefits shall cease.  Mr. Kinigstein is entitled only to payments of accrued but unpaid salary and vacation for periods or partial periods that occurred prior to the date of termination.  Cause, as defined in the agreement, includes chronic alcohol or drug addiction by Mr. Kinigstein, fraud or unlawful appropriation of any money or other assets or properties of the Company by Mr. Kinigstein, a material breach by Mr. Kinigstein of the terms of his employment agreement which is not cured within ten (10) days after the Company has given Mr. Kinigstein written notice describing such material breach, the conviction of Mr. Kinigstein of any felony involving moral turpitude or any other serious crime involving moral turpitude, Mr. Kinigstein's gross moral turpitude relevant to his office or employment with the Company, and Mr. Kinigstein's willful engagement in misconduct which is demonstrably and materially injurious to the Company.

•
If the agreement is terminated by the Company without cause or by Mr. Kinigstein on account of a breach of the agreement by the Company, Mr. Kinigstein is entitled to (a) immediate payment in full of his salary for the remainder of the term of the agreement, without discount or mitigation, (b) his bonus for the remainder of the term of the agreement (without giving effect to the termination), and (c) his benefits for the remainder of the term of the agreement (without giving effect to the termination).

•
The Company has the option to terminate the agreement if Mr. Kinigstein becomes permanently disabled and is no longer able to perform the essential functions of his position with reasonable accommodation, provided that the Company has provided the required disability insurance benefit as part of his benefits.  The agreement terminates on the death of Mr. Kinigstein, which is not considered a termination by the Company without cause.

Option/SAR Grants and Stock Awards in Last Fiscal Year

No stock options, stock appreciation rights or stock awards were granted to any named executive officer during the year ended December 31, 2009.

Options/SAR Exercises and Stock Awards Vesting in Last Fiscal Year and Unexercised Options/SAR and Stock Awards at Fiscal Year End

No stock options or stock appreciation rights were exercised by, nor any stock award vested in favor of, any named executive officer during the year ended December 31, 2009; and no options, stock appreciation rights or stock awards were held by any named executive officer at December 31, 2009.

Omnibus Stock Plan

The Company’s 1999 Omnibus Stock Plan (the “1999 Plan”) that covered 500,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was adopted by the Board of Directors in March 1999 and approved by shareholders on June 4, 1999.  The 1999 Plan terminated by its terms on March 15, 2009.  As of that date, the only securities outstanding under the 1999 Plan were employee stock options covering an aggregate of 124,650 shares of common stock, all of which were fully exercisable.  The termination of the 1999 Plan did not effect any of the outstanding stock options, all of which continue in full force and effect in accordance with their terms.  None of the outstanding options are held by a named executive officer.  The 1999 Plan is administered by the Board of Directors or a committee authorized by the Board of Directors, consisting of at least two directors each of whom is not an officer or employee of the Company and meeting the qualifications set forth in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.  Presently, the 1999 Plan is being administered by the Board of Directors.

All outstanding options under the 1999 Plan will terminate upon consummation of (a) a dissolution of the Company or (b) in case no provision has been made for the survival, substitution, exchange, or other settlement of any outstanding option, stock appreciation rights and/or unvested stock issuances, a merger or consolidation of the Company with another corporation in which the shareholders of the Company immediately prior to the merger will own less than a majority of the outstanding voting securities of the surviving corporation after the merger, or a sale of all or substantially all of the assets and business of the Company to another corporation.

Equity Compensation Plan Information

The following table shows the total number of outstanding options and shares available for other future issuance of options under the Company’s equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Omnibus Stock Plan (1)	64,650	$3.11	0

Equity compensation plans not approved by security holders:	0	0.00	0
Total	64,650	$3.11	0

(1) The 1999 Omnibus Stock Plan terminated by its terms on March 15, 2009.  The termination of the 1999 Omnibus Stock Plan did not effect any of the outstanding stock options granted pursuant to the 1999 Omnibus Stock Plan, all of which continue in full force and effect in accordance with their terms.

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

Money Purchase Plan

During the year ended December 31, 1999, the Company adopted the Unico American Corporation Money Purchase Plan.  As of the plan year ended March 31, 2009, Messrs. Cary L. Cheldin, Erwin, Chledin and Lester A. Aaron were the only remaining active plan participants.  Mr. Erwin Cheldin ceased being a participant and Mr. Terry L. Kinigstein became a participant in the plan in the plan year beginning April 1, 2009.  Pursuant to the terms of such Plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors.  However, amounts contributed to the Unico American Corporation Profit Sharing Plan will be considered first in determining the actual amount available under the Internal Revenue Service maximum contribution limits.  Participants must be employed by the Company on the last day of the plan year to be eligible for contribution.  Participants are entitled to receive distribution of benefits under the Plan upon retirement, termination of employment, death, or disability.

Director Compensation

The compensation of the Company’s non-employee directors paid by the Company for the last completed fiscal year is as follows:

Name	Fees Earned or Paid in Cash $	Total $

David A. Lewis, CPCU	9,000	9,000
Warren D. Orloff	9,000	9,000
Donald B. Urfrig	9,000	9,000
George C. Gilpatrick	9,000	9,000
Erwin Cheldin (1)	6,000	6,000
Jon P. Kocourek (2)	6,000	6,000

(1) Mr. Erwin Cheldin retired from being the Company’s Chairman, President and Chief Executive Officer and an employee of the Company effective April 1, 2009.
(2) Mr. Kocourek resigned as a Director of the Company effective October 8, 2009.

Part  IV

Item 15.  Exhibits and Financial Statement Schedules
(a) Financial Statements, Schedules and Exhibits:
      3.  Exhibits
      10.11        Unico American Corporation Money Purchase Plan*
    31.1        Certificate of Chief Executive Officer pursuant to 13(a)-14(a) or Rule 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
    31.2        Certificate of Chief Financial Officer pursuant to 13(a)-14(a) or Rule 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*  Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 9, 2011

UNICO AMERICAN CORPORATION

                                                                                                                                                                             By:   /s/ Cary L. Cheldin
                                                                                                                                                                             Cary L. Cheldin
                                                                                                                                                                             Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description
10.11	Unico American Corporation Money Purchase Plan
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).