Form 10-K
period 2010-12-31
UNICO AMERICAN CORP
filed 2011-03-31
CIK 100716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010	Commission File No. 0-3978

UNICO AMERICAN CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23251 Mulholland Drive, Woodland Hills, California	91364
(Address of Principal Executive Offices)	(Zip Code)

 Registrant's telephone number, including area code:  (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

Securities registered pursuant to section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes__  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerator filer,” “accelerator filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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
Yes    No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2010, the last business day of Registrant’s most recently completed second fiscal quarter was $23,770,814.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2011
Common Stock, $0 Par value per share	5,333,081

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2010, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof.  If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

1 of 73

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment - insurance company operation, and all other revenues from insurance operations.  The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico’s property and casualty insurance company.  Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2010, December 31, 2009, and December 31, 2008, are as follows:

	Year ended December 31
	2010		2009		2008
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company revenues	$32,334,184	87.1%	$35,936,552	86.3%	$40,527,988	86.7%

Other revenues from insurance operations
Gross commissions and fees:
Health insurance program commission income	1,933,288	5.2%	2,526,772	6.1%	2,754,293	5.9%
Policy fee income	1,980,928	5.3%	2,109,681	5.1%	2,239,306	4.8%
Daily automobile rental insurance program commission	364,968	1.0%	401,829	1.0%	403,943	0.9%
Association operations membership and fee income	212,215	0.6%	261,980	0.6%	300,214	0.6%
Other commission and fee income	170	-	787	-	8,315	-
Total gross commission and fee income	4,491,569	12.1%	5,301,049	12.8%	5,706,071	12.2%
Investment income	3,432	-	1,350	-	61,434	0.1%
Finance charges and fees earned	276,737	0.8%	369,285	0.9%	460,422	1.0%
Other income	14,829	-	8,870	-	13,529	-
Total other revenues from insurance operations	4,786,567	12.9%	5,680,554	13.7%	6,241,456	13.3%

Total revenues	$37,120,751	100.0%	$41,617,106	100.0%	$46,769,444	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader.  Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985.  Since 2004, all Crusader business has been written in the state of California.  During the year ended December 31, 2010, approximately 98% of Crusader’s business was commercial multiple peril policies.  Commercial multiple peril policies provide a combination of property and liability coverage for businesses.  Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage.  However, Crusader does not write earthquake coverage.  Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation.  In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.  Crusader is domiciled in California and as of December 31, 2010, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

2 of 73

The insurance marketplace continues to be intensely competitive as more insurers are competing for the same customers.  Many of Crusader’s competitors price their insurance at rates that the Company believes are inadequate to support an underwriting profit.  While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.  During 2010, Crusader continued to introduce product changes such as rates, eligibility guidelines, rules and coverage forms.  Improved service is primarily focused upon transacting business through the internet, as well as providing more options to make the agents’ and brokers’ time more efficiently spent with Crusader (i.e., as opposed to spending time with Crusader’s competitors).  As of December 31, 2010, Crusader had appointed 16 retail agents.  Presently, it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by Crusader.  However, Crusader does not intend to substantially increase its number of retail agents appointed until such time as the Company implements a new policy administration system.

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

Crusader’s primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2005 – 2010	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A	$250,000	$500,000

2002	Partner Reinsurance Company of the U.S.	A+	$250,000	$675,000

2000 - 2001	Partner Reinsurance Company of the U.S.	A+	$250,000	$500,000

1998 - 1999	General Reinsurance Corporation	A++	$250,000	$750,000

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

In 2010, 2009 and 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.  In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty.  In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.  In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.

3 of 73

The 2007 through 2010 excess of loss reinsurance treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss reinsurance treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses.  As of December 31, 2010, the Company has received a total net contingent commission of $3,668,199 for the years subject to contingent commission.  Of this amount, the Company has recognized $2,323,858 of contingent commission income, of which $637,477 was recognized in the year ended December 31, 2010.  The remaining balance of the net payments received of $1,344,341 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

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

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2010, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of earned premium ceded to the reinsurers was $7,427,236 for the year ended December 31, 2010, $9,276,407 for the year ended December 31, 2009, and $8,771,069 for the year ended December 31, 2008.

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

4 of 73

The process of establishing loss and loss adjustment expense reserves involves significant judgment.  The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 2000 through 2010.  The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date.  The table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year.  The estimate may change as more information becomes known.  The Company believes that its loss and loss adjustment expense reserves are properly stated.  When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects redundancies and deficiencies in Crusader’s net loss and loss adjustment expense reserves.  The net reserves for the 2002 through 2009 periods reflect a cumulative redundancy.  The gross reserves also reflect a cumulative redundancy for the 2002 through 2009 periods.  See discussion of losses and loss adjustment expenses in Item 7 - “Management’s Discussion and Analysis - Results of Operations - Insurance Company Operation.”

When evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts of prior periods; therefore, the cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.  Conditions and trends that have affected development of liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on this table.

5 of 73

	CRUSADER INSURANCE COMPANY
	ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
	Year Ended December 31
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Reserve for Unpaid Losses and Loss Adjustment Expenses, Net	$34,546,026	$49,786,215	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381

Paid Cumulative as of
1 Year Later	20,841,417	23,010,615	21,326,688	18,546,279	14,626,446	17,257,218	18,136,958	20,255,356	17,123,126	15,809,062
2 Years Later	37,976,277	39,463,106	35,883,729	28,289,327	26,374,067	30,280,022	32,708,859	34,175,791	27,981,461
3 Years Later	49,053,708	46,256,431	40,808,763	35,508,898	34,031,644	39,459,338	40,477,741	40,878,873
4 Years Later	52,821,183	49,157,040	44,116,477	39,577,949	37,471,168	44,045,638	43,803,412
5 Years Later	54,919,573	51,678,787	46,382,760	41,417,614	38,960,467	45,490,105
6 Years Later	56,715,300	53,604,855	47,272,911	42,384,891	39,606,633
7 Years Later	58,428,481	53,834,453	47,994,346	42,843,453
8 Years Later	58,528,260	53,826,582	48,289,708
9 Years Later	58,496,996	53,954,614
10 Years Later	58,602,303

Reserves Re-estimated as of
1 Year Later	53,872,376	57,577,066	56,348,531	58,048,427	63,525,526	64,064,784	65,958,329	62,748,486	54,883,464	50,841,366
2 Years Later	59,746,880	60,629,814	57,237,770	54,623,000	51,981,027	60,840,795	61,135,905	59,520,345	51,044,229
3 Years Later	62,172,320	60,974,567	55,430,550	50,602,947	49,959,618	57,688,373	56,989,424	56,548,186
4 Years Later	62,369,460	59,745,610	53,154,847	49,959,618	47,537,734	55,381,880	54,055,748
5 Years Later	61,894,587	58,289,479	53,047,154	47,848,145	46,539,900	52,540,959
6 Years Later	61,192,597	58,677,307	51,628,155	47,335,768	44,229,362
7 Years Later	61,975,092	57,039,089	51,380,177	45,793,998
8 Years Later	60,565,031	56,156,091	50,249,934
9 Years Later	59,879,760	54,899,151
10 Years Later	59,041,794

Cumulative Redundancy (Deficiency)	$(24,495,768)	$(5,112,936)	$3,347,011	$13,089,863	$23,120,627	$23,694,508	$16,020,682	$9,757,101	$7,794,788	$4,568,179

Gross Liability for Unpaid Losses and Loss Adjustment Expenses	$45,217,369	$60,534,295	$74,905,284	$78,139,090	$87,469,000	$101,914,548	$93,596,117	$94,730,711	$78,654,590	$71,585,408	$61,559,695

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(10,671,343)	(10,748,080)	(21,308,339)	(19,255,229)	(20,119,011)	(25,679,081)	(23,519,687)	(28,425,424)	(19,815,573)	(16,175,863)	(11,816,314)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$34,546,026	$49,786,215	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381

Gross Liability Re-estimated	$89,960,037	$84,409,959	$71,364,408	$63,838,358	$59,786,043	$71,022,923	$69,333,892	$73,483,604	$64,508,139	$62,400,744
Ceded Liability Re-estimated	(30,918,243)	(29,510,808)	(21,114,474)	(18,044,360)	(15,556,681)	(18,481,964)	(15,278,144)	(16,935,418)	(13,463,910)	(11,559,378)
Net Liability Re-estimated	$59,041,794	$54,899,151	$50,249,934	$45,793,998	$44,229,362	$52,540,959	$54,055,748	$56,548,186	$51,044,229	$50,841,366

Gross Reserve Redundancy (Deficiency)	$(44,742,668)	$(23,875,664)	$3,540,876	$14,300,732	$27,682,957	$30,891,625	$24,262,225	$21,247,107	$14,146,451	$9,184,664

6 of 73

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

	Twelve months ended December 31
Statutory:	2010	2009	2008	2007	2006

Net premium written	$25,270,320	$29,635,898	$31,175,204	$33,412,745	$38,166,864
Policyholders’ surplus	$62,520,958	$62,553,813	$64,736,230	$57,862,334	$50,023,768
Ratio	0.4 to 1	0.5 to 1	0.5 to 1	0.6 to 1	0.8 to 1

Crusader’s results herein are reported in accordance with U.S. generally accepted accounting principles (GAAP).  These results differ from its financial results reported in accordance with Statutory Accounting Principles (SAP) as prescribed or permitted by insurance regulatory authorities.  Crusader is required to file financial statements with insurance regulatory authorities prepared on a SAP basis.

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

7 of 73

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies.  The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk).  These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels.  The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.  A company's RBC is required to be disclosed in its statutory annual statement.  The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval.  Crusader’s adjusted capital at December 31, 2010, was 875% of authorized control level risk-based capital.

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

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties.  In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action.  Subsequently, a more comprehensive review of the ratio results and an insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention.  In 2010, the Company was outside the usual value of one of the 13 IRIS ratio tests.  IRIS ratio test No. 6 considers the Company’s 2010 investment yield.  An unusual value for that ratio is equal to or over 6.5% or equal to or less than 3%.  Crusader’s 2010 investment yield was 2.7%.

California Insurance Guarantee Association

The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets.  The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California.  Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer.  Under the current California Insurance Code, in a particular year, the Company cannot be assessed an amount greater than 2% of its premiums written in the preceding year.  Assessments are recouped through a mandated surcharge to policyholders the year after the assessment.  No assessment was made by CIGA for the 2010, 2009, or 2008 calendar years.

8 of 73

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

In December of 2010, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.”   In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

9 of 73

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

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities.  In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist.  Consequently, the Company believes its exposure relating to acts of terrorism is low.  In 2010, Crusader received $104,735 in terrorism coverage premium from approximately 6% of its policyholders.  Crusader’s 2010 terrorism deductible was $8,010,176.  Crusader’s 2011 terrorism deductible is $7,115,887.

OTHER INSURANCE OPERATIONS

General Agency Operations

Unifax primarily sells and services commercial multiple peril business insurance policies for Crusader in California.

Bedford Insurance Services, Inc. (Bedford), sells and services daily automobile rental policies in most states for a non-affiliated insurer.

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

10 of 73

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

Insurance Company and General Agency Operations (Property and Casualty)

The Company's property and casualty insurance business continues to experience a competitive marketplace.  There are many substantial competitors who have larger resources, operate in more states, and insure coverages in more lines and in higher limits than the Company.  In addition, Crusader competes not only with other insurance companies but also with other general agencies.  Many of those general agencies offer more products than the Company.  The principal method of competition is price.  While the Company attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  Additional information regarding competition in the insurance marketplace is discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”

Insurance Premium Financing Operation

The insurance premium financing operation currently finances policies written only through its sister company, Unifax.  Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business.  Effective July 20, 2010, AAC reduced the interest rate charged on premiums financed to 0% in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader.  Due to the low interest rate environment, the cost of money to provide this incentive is not material.  The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time.

Health Insurance Operation

There have been significant changes in the Company’s health insurance operation in 2010. In 2010, approximately 61% of the Company’s health insurance income was derived from the CIGNA HealthCare (CIGNA) medical and dental programs.  This represents a decline from 76% in 2009 and 82% in 2008. In September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California from 19 plans down to 4 plans.  Primarily as a result of CIGNA’s decision to reduce the number of plans offered, AIB decided to terminate its marketing and administrative agreement with CIGNA effective August 31, 2010.  On September 1, 2010, AIB stopped marketing all CIGNA products.  AAQHC, An Administrator, ceased administration of CIGNA dental plans effective November 1, 2010, and CIGNA medical plans effective December 1, 2010.  The termination of the marketing and administrative agreement with CIGNA has resulted in a decrease in AIB commission income and AAQHC fee income.  AIB is assisting the AAQHC members in obtaining medical and dental coverage with other contracted carriers.  These carriers are paying AIB commissions for these members.  AIB has developed a new partnership with Guardian Life Insurance Company of America (GLIC). Effective October 1, 2010, AIB has been marketing GLIC’s dental and group life products to both brokers and the public.  GLIC has created plans specifically for AIB.

11 of 73

EMPLOYEES

As of March 25, 2011, the Company employed 87 persons at its facility located in Woodland Hills, California.  The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

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

12 of 73

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

Federal legislation currently does not directly impact the property and casualty business, but the business can be indirectly affected by changes in federal regulations.  In addition, the U.S. Congress and other federal agencies from time to time consider whether federal regulation of U. S. insurers is necessary.  The Company is unable to predict whether such laws will be enacted and how and to what extent this could affect the Company.

This extensive regulation may affect the cost or demand for the Company’s products and may limit the ability to obtain rate increases or to take other actions that the Company might desire to do in order to increase its profitability.

A downgrade in the financial strength rating of the insurance company could reduce the amount of business it may be able to write.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims.  The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models, and is subject to revision or withdrawal at any time.  Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents, and are not intended for the protection of investors.  Any downgrade in the Company’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a material adverse effect on the Company’s results of operations and financial position.  In December of 2010, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.”   In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

13 of 73

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

The outlook for the Company’s investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment.  The fair values of fixed maturity investments that are "available-for-sale" fluctuate with changes in interest rates and cause fluctuations in stockholders' equity.

The Company’s geographic concentration ties its performance to the business, economic, and regulatory conditions in California.

The Company’s insurance business is concentrated in California (100% of gross written premium in 2008 through 2010).  Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance.  In addition, California is exposed to severe natural perils, such as earthquakes and fires, along with the possibility of terrorist acts.  Accordingly, the Company could suffer losses as a result of catastrophic events.

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

The Company’s reserve for doubtful accounts is based on estimates.

The Company may not be able to collect the premiums it estimates is collectible from its agents and brokers and, therefore, the Company’s reserve for doubtful accounts may not be sufficient.

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

The Company relies on its information technology systems to manage many aspects of its business; and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on the accuracy, reliability, and proper functioning of its information technology systems.  The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and maintaining its policyholder data.  The failure of hardware or software that supports the Company’s information technology systems or the loss of data contained in the systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.  In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from events such as:

•	Earthquake, fire, flood and other natural disasters.
•	Terrorism acts and attacks by computer viruses or hackers.
•	Power loss.
•	Unauthorized access.
•	Computer systems or data network failure.

14 of 73

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

15 of 73

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

Item 4.  Removed and Reserved.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM."  The high and low sales prices (by quarter) during the last two comparable 12 month periods are as follows:

	High	Low
Quarter Ended	Price	Price

March 31, 2009	$8.85	$6.59
June 30, 2009	$8.22	$7.32
September 30, 2009	$10.33	$7.50
December 31, 2009	$10.32	$8.04

March 31, 2010	$10.33	$9.35
June 30, 2010	$9.79	$9.10
September 30, 2010	$9.50	$8.85
December 31, 2010	$9.97	$8.57

As of December 31, 2010, the approximate number of shareholders of record of the Company's common stock was 350.  In addition, the Company estimates beneficial owners of the Company’s common stock held in the name of nominees to be approximately 500.  Total shareholders are estimated to be approximately 850.

On December 7, 2010, the Board of Directors declared a cash dividend of $0.36 per common share payable on December 29, 2010, to shareholders of record on December 21, 2010.  Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.  Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company.  Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”).  Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year.  Based on Crusader’s statutory surplus for the year ended December 31, 2010, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2011 is $6,252,096.

16 of 73

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time.  During the year ended December 31, 2010, the Company did not repurchase any shares of common stock under this program. During the year ended December 31, 2009, the Company repurchased under this program and previously adopted programs an aggregate of 268,111 shares of the Company’s common stock at a cost of $2,447,948 of which $131,756 was allocated to capital and $2,316,192 was allocated to retained earnings. As of December 31, 2010, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has retired all stock repurchased.

Performance Graph

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and a peer group consisting of all NASDAQ property and casualty companies.  The comparison assumes $100.00 was invested on December 31, 2005, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends.  It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Unico American Corp.	100.00	139.90	109.65	87.72	117.14	108.06
NASDAQ Stock Market (US)	100.00	109.84	119.14	57.41	82.53	97.95
NASDAQ Insurance Index	100.00	113.07	113.30	104.95	109.61	123.40
6331 - Fire, Marine & Casualty Insurance	100.00	112.23	111.92	56.95	74.91	83.79

17 of 73

Item 6.  Selected Financial Data.

	Year ended December 31
	2010	2009	2008	2007	2006

Total revenues	$37,120,751	$41,617,106	$46,769,444	$50,372,895	$54,916,206
Total costs and expenses	33,900,170	37,453,128	38,784,978	40,299,742	36,563,395
Income before taxes	$3,220,581	$4,163,978	$7,984,466	$10,073,153	$18,352,811
Net income	$2,329,152	$2,927,375	$5,283,016	$6,712,444	$11,925,466
Basic earnings per share	$0.44	$0.53	$0.94	$1.20	$2.14
Diluted earnings per share	$0.44	$0.53	$0.93	$1.18	$2.11
Cash dividends per share	$0.36	$0.36	-	-	-
Total assets	$157,674,720	$170,108,652	$184,602,976	$193,775,861	$188,244,584
Stockholders’ equity	$73,353,816	$73,315,340	$76,958,255	$69,103,103	$60,011,570

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

The Company’s net income was $2,329,152 in 2010, $2,927,375 in 2009, and $5,283,016 in 2008.

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

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product.  Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company.  As of December 31, 2010, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  Since 2004, all of Crusader’s business was written in the state of California.  During the year ended December 31, 2010, 98% of Crusader’s business was commercial multi peril policies.  In December of 2010, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.”   In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

18 of 73

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find, and insurers’ profits increase.  The Company believes that the California property and casualty insurance market continues to be a “soft market.”  The Company cannot determine how long the existing market conditions will continue nor in which direction they might change.  Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and that underwriting profit is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

In June 2010, the Company completed its search for a new policy administration software system to replace its existing legacy system, and the Company signed related contracts on July 8, 2010.  The Company has concerns about the basis for the vendor’s delay in the implementation of the system and about the new system’s expected functionality.  The Company is working with the vendor to resolve the issues and to renegotiate the contracts.  As of December 31, 2010, the Company had capitalized work-in-progress software in the amount of $1,500,162 of which $1,431,917 remained unpaid.

Crusader’s underwriting profit (before income taxes) is as follows:

	Year ended December 31
	2010	2009	2008

Net premium earned	$28,152,202	$30,774,471	$33,949,695
Less:
Losses and loss adjustment expenses	18,470,115	19,545,761	20,592,730
Policy acquisition costs	7,282,546	7,612,716	8,261,324
Total	25,752,661	27,158,477	28,854,054

Underwriting profit (before income taxes)	$2,399,541	$3,615,994	$5,095,641

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2010	2009	2008
Losses and loss adjustment expenses

Current accident year	$23,038,294	$23,501,314	$24,149,531
Favorable development of all prior accident years	4,568,179	3,955,553	3,556,801

Total losses and loss adjustment expenses	$18,470,115	$19,545,761	$20,592,730

Losses and loss adjustment expenses were 66% of net premium earned for the year ended December 31, 2010, compared to 64% of net premium earned for the year ended December 31, 2009, and compared to 61% of net premium earned for the year ended December 31, 2008.

Other Operations

The Company’s other operations generate commissions, fees, and finance charges from various insurance products.  The events that have the most significant economic impact are as follows:

Unifax sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements.  Policy fee income for the 12 months ended December 31, 2010, decreased 6% as compared to the prior year.  The decrease in policy fee income is a result of a decrease in the number of policies issued during the 12 months ended December 31, 2010, as compared to 2009.

19 of 73

There have been significant changes in the Company’s health insurance operation in 2010. In 2010, approximately 61% of the Company’s health insurance income was derived from the CIGNA medical and dental programs.  This represents a decline from 76% in 2009 and 82% in 2008. In September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California from 19 plans down to 4 plans.  Primarily as a result of CIGNA’s decision to reduce the number of plans offered, AIB decided to terminate its marketing and administrative agreement with CIGNA effective August 31, 2010.  On September 1, 2010, AIB stopped marketing all CIGNA products.  AAQHC, An Administrator, ceased administration of CIGNA dental plans effective November 1, 2010 and CIGNA medical plans effective December 1, 2010.  AIB is assisting the AAQHC members in obtaining medical and dental coverage with other contracted carriers.  These carriers are paying AIB commissions for these members.  AIB has developed a new partnership with Guardian Life Insurance Company of America (GLIC). Effective October 1, 2010, AIB has been marketing GLIC’s dental and group life products to both brokers and the public.  GLIC has created plans specifically for AIB.

The termination of the marketing and administrative agreement with CIGNA has resulted in a decrease in AIB commission income and AAQHC fee income.  Commission income decreased approximately 24% for the year ended December 31, 2010, as compared to 2009.

AAQHC provides various consumer benefits to its members, including participation in group health care insurance policies.  For these services, AAQHC receives membership and fee income from its members.  Membership and fee income decreased 19% in the year ended December 31, 2010, compared to 2009.  The decrease is primarily a result of the termination of the administrative agreement with CIGNA as discussed above.

The insurance premium financing operation currently finances policies written only through its sister company, Unifax.  Effective July 20, 2010, AAC reduced the interest rate charged on premiums financed to 0% in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader.  Due to the low interest rate environment, the cost of money to provide this incentive is not material.  The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.  Primarily due to the interest rate reduction, finance charges and fees earned by AAC in 2010 decreased 25% as compared to 2009.  The average premium financed by AAC was $2,304 in 2010, $2,309 in 2009 and $2,653 in 2008.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc.  Bedford receives a commission from a non-affiliated insurance company based on premium written.  Commission in the daily automobile rental insurance program decreased 9% as compared to 2009.  The decrease in commission income is a result of a decrease in the number of policies issued and in-force during the 12 months ended December 31, 2010, as compared to 2009.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $129.8 million (at amortized cost) as of December 31, 2010, and $137.6 million (at amortized cost) as of December 31, 2009.  Investment income for the 12 months ended December 31, 2010, decreased $833,543 (19%) as compared to the 12 months ended December 31, 2009.  The decrease in investment income was primarily due to a decrease in the Company’s annualized yield on average invested assets to 2.6% in 2010 from 3.1% in 2009.  The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.  Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of December 31, 2010, the weighted average maturity of the Company’s fixed maturity investments was 1.3 years compared to 1.7 years and 2.1 years as of December 31, 2009, and December 31, 2008, respectively.

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

20 of 73

The increase in net cash used by operating activities for each of the years ended December 31, 2010, 2009 and 2008 was primarily due to declining written premium and declining commission and fee income. The decrease in written premium is primarily due to the competitive insurance marketplace.  The Company believes that rate adequacy is more important than premium growth and that underwriting profit is its primary goal.  The increase in net cash used from operating activities was also attributable to decreased investment income resulting from the lower yields in the marketplace on both new and reinvested assets.  In addition, cash flows can change from period to period depending largely on the amount and the timing of claims payments.  The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity.  As of December 31, 2010, the Company had only 584 open claims.  Although the consolidated statements of cash flows continue to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems.  As of December 31, 2010, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds which are readily marketable.  The weighted average maturity of the Company’s investments is approximately 1.3 years.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash and investments (at amortized cost) of the Company at December 31, 2010, were $129,812,139 compared to $137,717,039 at December 31, 2009.  Crusader's cash and investments at December 31, 2010, and December 31, 2009, were 98% of the total cash and investments held by the Company.

The Company's investments are as follows:

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%

Fixed maturities (at amortized cost)
Certificates of deposit	$27,464,998	22	$21,034,997	16
U.S. treasury securities	95,836,282	78	103,361,652	81
Industrial and miscellaneous (taxable)	-	-	4,044,046	3
Total fixed maturity investments	123,301,280	100	128,440,695	100

Short-term cash investments (at cost)
Certificates of deposit	450,000	7	3,245,000	35
Bank money market accounts	1,494,033	23	3,348,973	37
U.S. government money market fund	121,751	2	2,562,100	28
Short-term U.S. treasury bills	4,398,003	68	-	-
Bank savings accounts	1,861	-	1,759	-
Total short-term cash investments	6,465,649	100	9,157,832	100

Total investments	$129,766,929		$137,598,527

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities.  Although all of the Company's investment in fixed maturity securities are classified as available-for-sale and while the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000.  The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of 8 years.  The maximum investment authorized in any one issuer is $2,000,000.  This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues.  When the Company invests in fixed maturity municipal securities, preference is given to issues that are pre-refunded and secured by U.S. treasury securities.  The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1.  All of the Company's fixed maturity investment securities are rated, readily marketable, and could be liquidated without any materially adverse financial impact.

21 of 73

The investment marketplace in general, and in certain asset classes specifically, has been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and continued throughout 2010.  The Company’s fixed maturity (amortized cost) investment portfolio as of December 31, 2010, consisted of 78% U.S. treasury securities and 22% certificates of deposit.

Crusader's statutory capital and surplus as of December 31, 2010, was $62,520,958, a decrease of $32,855 (less than 1%) from December 31, 2009.  Crusader's statutory capital and surplus as of December 31, 2009, was $62,553,813, a decrease of $2,182,417 (3%) from December 31, 2008.  In the years ending December 31, 2010 and 2009, Crusader issued cash dividends of $4,250,000 and $7,000,000, respectively, to Unico, its parent and sole shareholder.  These dividends were primarily used to fund the cash dividends paid by Unico to its shareholders, to repurchase and retire shares of Unico common stock and for general corporate purposes.  No dividends were declared or paid by Crusader to Unico in 2008.  Based on Crusader’s statutory surplus for the year ended December 31, 2010, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2011 is $6,252,096.

On December 7, 2010, the Board of Directors declared a cash dividend of $0.36 per common share payable on December 29, 2010, to shareholders of record on December 21, 2010.  Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time. During the year ended December 31, 2010, the Company did not repurchase any stock under this program.  As of December 31, 2010, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has retired all stock repurchased.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.  There were no trust restrictions on cash and short-term investments at December 31, 2010.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted.  Premium taxes are deferred and amortized as the related premiums are earned.  The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31, 2010, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years

Building lease	$1,333,737	$1,066,990	$266,747	-	-
Loss and loss adjustment expense reserves*	61,559,695	20,431,459	25,943,965	$9,492,376	$5,691,895
Total	$62,893,432	$21,498,449	$26,210,712	$9,492,376	$5,691,895

* Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties.  As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

22 of 73

Results of Operations

General

Total revenue for the year ended December 31, 2010, was $37,120,751, $41,617,106 for the year ended December 31, 2009, and $46,769,444 for the year ended December 31, 2008.  This represents a decrease of $4,496,355 (11%) for the 2010 year compared to the 2009 year and $5,152,338 (11%) for the 2009 year compared to the 2008 year.  The Company had net income of $2,329,152 for the year ended December 31, 2010, $2,927,375, for the year ended December 31, 2009, and $5,283,016 for the year ended December 31, 2008.  This represents a decrease of $598,223 (20%) for the 2010 year compared to the 2009 year, and a decrease of $2,355,641 (45%) for the 2009 year compared to the 2008 year.

For the year ended December 31, 2010, the Company had income before taxes of $3,220,581 compared to income before taxes of $4,163,978 for the year ended December 31, 2009, a decrease of $943,397 (23%) in income before taxes.  The decrease in income before taxes was primarily due to a decrease of $1,216,453 in the underwriting profit, a decrease of $833,543 in investment income and a decrease in other insurance revenues of $893,987, which were partially offset by a reduction in operating expenses of $2,147,142.

For the year ended December 31, 2009, the Company had income before taxes of $4,163,978 compared to income before taxes of $7,984,466 for the year ended December 31, 2008, a decrease of $3,820,488 (48%) in income before taxes.  The decrease in income before taxes was primarily due to a decrease of $1,479,647 in the underwriting profit, and a decrease of $1,564,265 in investment income.

The effect of inflation on the net income of the Company during the years ended December 31, 2010, 2009, and 2008 was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2010	2009	2008

Gross written premium	$32,697,971	$38,900,176	$39,940,270
Net written premium (net of reinsurance ceded)	$25,270,320	$29,635,898	$31,175,204
Earned premium before reinsurance ceded	$35,579,438	$40,050,878	$42,720,764
Earned premium (net of reinsurance ceded)	$28,152,202	$30,774,471	$33,949,695
Losses and loss adjustment expenses	$18,470,115	$19,545,761	$20,592,730
Gross unpaid losses and loss adjustment expenses	$61,559,695	$71,585,408	$78,654,590
Net unpaid losses and loss adjustment expenses	$49,743,381	$55,409,545	$58,839,017

Crusader’s primary line of business is commercial multi peril policies.  This line of business represented approximately 98% of Crusader’s total written premium for the years ended December 31, 2010, 2009, and 2008.

As of December 31, 2010, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

23 of 73

Premiums

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Premiums written is a required statutory measure designed to determine written premium production levels. Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.  For the year ended December 31, 2010, gross written premium as reported on the Company’s statutory statement was $32,697,971 compared to $38,900,176, for the year ended December 31, 2009, a decrease of $6,202,205 (16%).  For the year ended December 31, 2009, gross written premium was $38,900,176 compared to $39,940,270 for the year ended December 31, 2008, a decrease of $1,040,094 (3%).  The decrease in written premium in both 2010 and 2009 reflected heightened competition, weak economic growth and management’s continued emphasis on rate adequacy and underwriting discipline. In addition to the increased competition in the market place and the effects of the slow economic recovery in California, the Company took corrective action in 2010 on two of its problematic programs that were contributing higher than expected losses. This action resulted in reducing the number of brokers authorized to write that particular program from 85 to 15. These two programs accounted for approximately 32% of the $6,202,205 decrease in written premium before reinsurance in the current year. This action reinforces the Company’s belief that rate adequacy is more important than premium growth and that underwriting profit is its primary goal.

The insurance marketplace continues to be intensely competitive as more insurers are competing for the same customers.  The Company believes that California’s commercial property and casualty marketplace continues to be in a “soft market.”  The Company cannot determine how long the existing market condition will continue, nor in which direction it might change.  While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution.  Crusader believes that rate adequacy is more important than premium growth and that underwriting profit is its primary goal.  Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.  During 2010, Crusader continued to introduce product changes such as to its rates, eligibility guidelines, rules and coverage forms.  Improved service is primarily focused upon transacting business through the internet, as well as providing more options to make the agents’ and brokers’ time more efficiently spent with Crusader (i.e., as opposed to spending time with Crusader’s competitors).  As of December 31, 2010, Crusader had appointed 16 retail agents.  Presently, it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by Crusader.  However, Crusader does not intend to substantially increase its number of retail agents appointed until the Company implements a new policy administration software system.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term.

In the year ended December 31, 2010, premium earned before reinsurance decreased $4,471,440 (11%) to $35,579,438 compared to $40,050,878 for the year ended December 31, 2009.  In the year ended December 31, 2009, premium earned before reinsurance decreased $2,669,886 (6%) to $40,050,878 compared to $42,720,764 for the year ended December 31, 2008.  The decrease in earned premium before reinsurance in both 2010 and 2009 is a direct result of the decrease in written premium in 2010 and 2009, respectively.

Earned ceded premium for the 12 months ended December 31, 2010, decreased $1,849,172 (20%) to $7,427,236 compared to $9,276,407 for the 12 months ended December 31, 2009.  Earned ceded premium for the 12 months ended December 31, 2009, increased $505,338 (6%) to $9,276,407 compared to $8,771,069 for the 12 months ended December 31, 2008.  Earned ceded premiums as a percentage of direct earned premiums were 21% in 2010, 23% in 2009, and 21% for 2008.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2010, all such ceded contracts are accounted for as risk transfer reinsurance.  The earned premium ceded consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.

In 2010, 2009 and 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.  In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty.  In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.  In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.

24 of 73

The 2007 through 2010 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covered the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses.  As of December 31, 2010, the Company has received a total net contingent commission of $3,668,199 for the years subject to contingent commission.  Of this amount, the Company has recognized $2,323,858 of contingent commission income, of which $637,477 was recognized in the year ended December 31, 2010.  The remaining balance of the net payments received of $1,344,341 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Crusader’s direct, ceded and net earned premium are as follows:

	Year ended December 31
	2010	2009	2008

Direct earned premium	$35,579,438	$40,050,878	$42,720,764

Earned ceded premium
Excluding provisionally rated ceded premium	7,427,236	9,284,534	8,850,878
Provisionally rated ceded premium	-	(8,127)	(79,809)
Total earned ceded premium	7,427,236	9,276,407	8,771,069

Net earned premium	$28,152,202	$30,774,471	$33,949,695

Ratios of earned ceded premium to direct earned premium	21%	23%	21%

The changes in the ratio of earned ceded premium to direct earned premium is primarily due to changes in ceded reinsurance rates charged by reinsurers and changes in the level of Crusader’s participation.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses and loss ratio are as follows:

	Year ended December 31
	2010	2009	2008

Net earned premium	$28,152,202	$30,774,471	$33,949,695

Net losses and loss adjustment expenses
Provision for insured events of current year	23,038,294	23,501,314	24,149,531
Decrease in provision for events of prior years	4,568,179	3,955,553	3,556,801
Total net losses and loss adjustment expenses	$18,470,115	$19,545,761	$20,592,730

Loss ratio	65.6%	63.5%	60.7%

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

25 of 73

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

	Year ended December 31
	2010	2009	2008

Loss ratio	65.6%	63.5%	60.7%
Expense ratio	25.9%	24.7%	24.3%
Combined ratio	91.5%	88.2%	85.0%

As indicated in the above table, the loss ratio for the year ended December 31, 2010, increased to 65.6% from 63.5% in 2009 and 60.7% in 2008.  The increase in the 2010 loss ratio was primarily due to an increase in the provision for insured events of the current year as a percent of net earned premium. The increase in current accident year losses was primarily a result of problems with one of the Company’s new programs. The Company’s sales in that program, which include both property and liability coverages, began in July 2008. The Company took immediate corrective action on that program which included non renewal of a substantial number of policies written in that program and is reflected in the reduction of written premium in 2010. The Company took further action in the third quarter of 2010 by reducing the number of brokers authorized to write that particular program from 85 to 15. The Company will non-renew the annual polices written by the brokers that are no longer authorized to write that program. These actions are expected to ultimately improve the Company’s loss ratio for that program.  For the year ended December 31, 2010, the provision for insured events of the current year as a percent of net earned premium was 82% as compared to 76% for the year ended December 31, 2009, and 71% for the year ended December 31, 2008, respectively.  The Company’s net losses and loss adjustment expenses for the calendar years ended December 31, 2010, December 31, 2009 and December 31, 2008, were $18,470,115, $19,545,761 and $20,592,730, respectively.  Generally, if the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, a company has an underwriting loss.

The favorable (adverse) development by accident year is as follows:

	Years ended
	December 31, 2010		December 31, 2009		December 31, 2008

Accident Year	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total

Prior to 2001	$837,966	18%	$685,267	17%	$1,409,873	40%
2001	418,973	9%	197,729	5%	228,157	6%
2002	(126,697)	(3)%	(635,022)	(16)%	(219,217)	(6)%
2003	411,528	9%	264,402	7%	106,459	3%
2004	768,768	17%	485,456	12%	896,422	25%
2005	530,382	12%	1,308,662	33%	730,534	21%
2006	92,755	2%	1,839,987	47%	1,670,003	47%
2007	38,478	1%	(918,334)	(23)%	(1,265,430)	(36)%
2008	867,073	19%	727,406	18%	-	-
2009	728,953	16%	-	-	-	-
Total prior accident years	$4,568,179	100%	$3,955,553	100%	$3,556,801	100%

As reflected in the above table, the amount of favorable development recognized during the year ended December 31, 2010, increased $612,626 (15%) to $4,568,179 from $3,955,553 in 2009.  The amount of favorable development recognized during the year ended December 31, 2009, increased $398,752 (11%) to $3,955,553 from $3,556,801 in 2008.  The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods.

26 of 73

Any reduction in losses and loss adjustment expenses from redundancies in the Company’s December 31, 2010, reserves over actual future payments, and/or any additional losses and loss adjustment expenses from actual future payments that exceed the Company’s reserves, will be recognized in the consolidated statements of operations of future accounting periods.  The Company’s current expected loss and loss adjustment expense ratio assumption closely approximates the Company’s historical average loss and loss adjustment expense ratio.  The difference between the Company’s current expected loss and loss adjustment expense ratio assumption and the actual loss and loss adjustment expense ratio for a given accident year will ultimately result in a dollar change (either higher or lower) that is a multiple of the earned premium for that year.  The actual loss and loss adjustment expense ratio has been within five percentage points of the current expected loss and loss adjustment expense ratio in 5 of the Company’s 26 years.  Since the Company’s net earned premium in 2010 was $28,152,202, a difference between the accident year 2010 actual and current expected loss and loss adjustment expense ratios of only five percentage points will ultimately impact losses and loss adjustment expenses by $1,407,610.  The actual loss and loss adjustment expense ratio has been within ten percentage points of the current expected loss and loss adjustment expense ratio in 10 of the Company’s 26 years.  A difference of ten percentage points on accident year 2010 will ultimately impact losses and loss adjustment expenses by $2,815,220.  The actual loss and loss adjustment expense ratio has been within twenty percentage points of the current expected loss and loss adjustment expense ratio in 19 of the Company’s 26 years.  A twenty percentage point difference between the accident year 2010 actual and the current expected loss and loss adjustment expense ratios will ultimately impact losses and loss adjustment expenses by $5,630,440.  In addition, accident years 2009 and prior are also still developing.  Future development on those years might either offset or add to any future development that emerges on accident year 2010.

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

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2010	2009	2008

Direct reserves
Case reserves	$15,773,554	$18,072,709	$18,720,695
IBNR reserves	45,786,141	53,512,699	59,933,895
Total direct reserves	$61,559,695	$71,585,408	$78,654,590

Reserves net of reinsurance
Case reserves	$13,461,606	$16,231,563	$17,365,877
IBNR reserves	36,281,775	39,177,982	41,473,140
Total net reserves	$49,743,381	$55,409,545	$58,839,017

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2010		2009		2008

CMP	$58,665,420	95.3%	$67,584,155	94.4%	$73,339,513	93.2%
Other Liability	2,845,407	4.6%	3,929,320	5.5%	5,271,612	6.7%
Other	48,868	0.1%	71,933	0.1%	43,465	0.1%
Total	$61,559,695	100.0%	$71,585,408	100.0%	$78,654,590	100.0%

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

27 of 73

Analysis of the roll forward of reserves for losses and loss adjustment expenses

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2010	2009	2008

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$55,409,545	$58,839,017	$66,305,287

Incurred losses and loss adjustment expenses
Provision for insured events of current year	23,038,294	23,501,314	24,149,531
Decrease in provision for events of prior years	(4,568,179)	(3,955,553)	(3,556,801)
Total losses and loss adjustment expenses	18,470,115	19,545,761	20,592,730

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	8,327,215	5,852,107	7,803,644
Losses and loss adjustment expenses attributable to insured events of prior years	15,809,064	17,123,126	20,255,356
Total payments	24,136,279	22,975,233	28,059,000

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	49,743,381	55,409,545	58,839,017

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	11,816,314	16,175,863	19,815,573
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$61,559,695	$71,585,408	$78,654,590

The Company’s net loss and loss adjustment expense reserve was $49,743,381 as of December 31, 2010.  Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings.  Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.  Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, the Company must consider the varying probabilities that the development pattern is off in varying degrees.  If future development ultimately ends up being five percent different than the Company’s 2010 net reserve, approximately $2.5 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.  A variance of five percent of net loss and loss adjustment expense reserve is not an unlikely scenario.  If future development ultimately ends up being ten percent different than the Company’s 2010 net reserve, approximately $5 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.  A variance of ten percent of net loss and loss adjustment expense reserve is not an unlikely scenario.  Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

Other Insurance Operations

Health Insurance Program

Commission income from the health insurance sales is as follows:

	Year ended December 31
	2010	2009	2008

Commission income	$1,933,288	$2,526,772	$2,754,293

28 of 73

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commission based on the premiums that it writes.  Commission income for the year ended December 31, 2010, decreased $593,484 (23%) compared to the year ended December 31, 2009.  Commission income for the year ended December 31, 2009, decreased $227,521 (8%), compared to the year ended December 31, 2008. The decrease in commission income in 2010 and 2009 is primarily due to the decrease in commission income from the sales of CIGNA medical and dental plans.  There had been significant changes in the Company’s health insurance operation in 2010. In 2010, approximately 61% of the Company’s health insurance income was derived from the CIGNA medical and dental programs.  This represents a decline from 76% in 2009 and 82% in 2008. In September 2009, CIGNA substantially reduced the medical plans offered to small group employers in the state of California from 19 plans down to 4 plans.  Primarily as a result of CIGNA’s decision to reduce the number of plans offered, AIB decided to terminate its marketing and administrative agreement with CIGNA effective August 31, 2010.  On September 1, 2010, AIB stopped marketing all CIGNA products.  AAQHC, An Administrator, ceased administration of CIGNA dental plans effective November 1, 2010 and CIGNA medical plans effective December 1, 2010.  The termination of the marketing and administrative agreement with CIGNA has resulted in a decrease in AIB commission income and AAQHC fee income.  AIB is assisting the AAQHC members in obtaining medical and dental coverage with other contracted carriers.  These carriers are paying AIB commissions for these members.  AIB has developed a new partnership with Guardian Life Insurance Company of America (GLIC). Effective October 1, 2010, AIB has been marketing GLIC’s dental and group life products to both brokers and the public.  GLIC has created plans specifically for AIB.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2010	2009	2008

Membership and fee income	$212,216	$261,980	$300,214

Membership and fee income for the year ended December 31, 2010, decreased $49,764 (19%) compared to the year ended December 31, 2009. Membership and fee income for the year ended December 31, 2009, decreased $38,234 (13%) compared to the year ended December 31, 2008.  The decrease for each of the years is a result of a decrease in the number of members primarily as a result from the decrease in sales of CIGNA medical and dental plans previously discussed.  The decrease in 2010 is also due to the termination of the administrative agreement with CIGNA also discussed above.

Policy Fee Income

Unifax sells and services insurance policies for Crusader.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells.  For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements.  Unifax’s policy fee income is as follows:

	Year ended December 31
	2010	2009	2008

Policy fee income	$1,980,928	$2,109,681	$2,239,306
Policies issued	10,946	11,901	12,539

Policy fee income for the year ended December 31, 2010, decreased $128,753 (6%) as compared to the year ended December 31, 2009.  The 6% decrease in policy fee income is primarily a result of a 955 (8%) decrease in the number of policies issued during 2010 as compared to 2009.

Policy fee income for the year ended December 31, 2009, decreased $129,625 (6%) as compared to the year ended December 31, 2008.  The 6% decrease in policy fee income is primarily a result of a 638 (5%) decrease in the number of policies issued during 2009 as compared to 2008.

29 of 73

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program is produced by Bedford for a non-affiliated insurance company.

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2010	2009	2008

Rental program commission	$297,095	$336,315	$345,350
Contingent commission	67,873	65,514	58,593
Total commission income	$364,968	$401,829	$403,943

The daily automobile rental insurance program commission income for the year ended December 31, 2010, decreased $36,861 (9%) compared to the year ended December 31, 2009.  For the year ended December 31, 2009, commission income decreased $2,114 (1%) compared to the year ended December 31, 2008.  The daily automobile rental insurance program commission income, excluding contingent commission, decreased $39,220 (12%) to $297,095 in 2010 from $336,315 in 2009.  The daily automobile rental insurance program commission income, excluding contingent commission, decreased $9,035 (3%) to $336,315 in 2009 from $345,350 in 2008.  Premium written in 2010 decreased 11% compared to premium written in 2009.  Premium written in 2009 and 2008 were comparable.  The daily automobile rental insurance program continues to be impacted by the intense price competition in the marketplace and the slow economic recovery during the periods covered by this report.  The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change.  To avoid underwriting losses for the non-affiliated insurance company that it represents, Bedford continues to produce business only at rates that it believes to be adequate.

Other Commission and Fee Income

Other commission and fee income are as follows:

	Year ended December 31
	2010	2009	2008

Earthquake program commission income	$-	$493	$8,175
Miscellaneous commission and fee income	170	294	140
Total other commission and fee income	$170	$787	$8,315

Unifax began producing commercial earthquake insurance policies in California for non-affiliated insurance companies in 1999.  Unifax received a commission from these insurance companies based on premium written.  Effective February 1, 2009, this program was terminated.

The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in commission income or commission expense.

Premium Finance Program

Premium finance charges and late fees earned from financing policies are as follows:

	Year ended December 31
	2010	2009	2008

Premium finance charges and fees earned	$276,737	$369,285	$460,422
New loans	2,429	2,244	2,523

The insurance premium financing operation currently finances policies written only through its sister company, Unifax.  Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business.  Effective July 20, 2010, AAC reduced the interest rate charged on premiums financed to 0% in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader.  Due to the low interest rate environment, the cost of money to provide this incentive is not material.  The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.  Primarily due to the 0% financing, premium finance charges and fees earned decreased $92,548 (25%) in the year ended December 31, 2010, compared to 2009.  Premium finance charges and fees earned decreased $91,137 (20%) in the year ended December 31, 2009, compared to 2008, primarily due to the fact that there were 279 (11%) fewer loans issued during the 2009 year.  The average premium financed by AAC was $2,304 in 2010, $2,309 in 2009 and $2,653 in 2008.  During 2010, 33% of all Unifax policies were financed and 67% of those policies were financed by AAC.  During 2009, 32% of all Unifax policies were financed and 59% of those policies were financed by AAC.  During 2008, 28% of all Unifax policies were financed and 81% of those policies were financed by AAC.

30 of 73

Investment Income and Net Realized Gains

Investment income and net realized gains are as follows:

	Year ended December 31
	2010	2009	2008

Average invested assets* – at amortized cost	$133,682,728	$141,320,457	$146,195,377

Interest income
Insurance company operations	$3,489,498	$4,325,123	$5,829,304
Other operations	3,432	1,350	61,434
Realized gains	-	-	6,306
Total investment income and realized gains	$3,492,930	$4,326,473	$5,897,044

Yield on average invested assets	2.61%	3.06%	4.03%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective year.

In the year ended December 31, 2010, the Company’s average invested assets (at amortized value) decreased $7,637,729 (5%) compared to the year ended December 31, 2009.  In the year ended December 31, 2010, investment income earned, excluding realized gains, decreased $833,543 (19%) compared to the year ended December 31, 2009.  The yield on average invested assets decreased to 2.61% in 2010 from 3.06% in 2009.  The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio.  Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.  Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2010, was 1.3 years compared to 1.7 years as of December 31, 2009.  The Company’s invested assets (at amortized value) as of December 31, 2010, were $129,766,929 as compared to $137,598,527 as of December 31, 2009.

In the year ended December 31, 2009, the Company’s average invested assets (at amortized value) decreased $4,874,920 (3%) compared to the year ended December 31, 2008.  In the year ended December 31, 2009, investment income earned, excluding realized gains, decreased $1,564,265 (27%) compared to the year ended December 31, 2008.  The yield on average invested assets decreased to 3.06% in 2009 from 4.03% in 2008.  The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio.  Due to the then current interest rate environment, management believed it was prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.  Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2009, was 1.7 years compared to 2.1 years as of December 31, 2008.  The Company’s invested assets (at amortized value) as of December 31, 2009, were $137,598,527 as compared to $145,042,387 as of December 31, 2008.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2010, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2011	$48,038,998	$48,083,311	$48,445,951	1.79%
December 31, 2012	58,080,000	58,185,190	60,635,000	3.29%
December 31, 2013	16,846,000	16,932,779	17,531,031	2.12%
December 31, 2015	100,000	100,000	100,000	1.90%

Total	$123,064,988	$123,301,280	$126,711,982	2.54%

31 of 73

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	(Amounts in Thousands)
	December 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

Certificates of deposit	$27,465	$27,465	$21,035	$21,035
U.S. treasury securities	95,836	99,247	103,362	107,419
Industrial and miscellaneous
taxable bonds	-	-	4,044	4,141
Total fixed maturity investments	123,301	126,712	128,441	132,595
Short-term cash investments	6,466	6,466	9,158	9,158
Total investments	$129,767	$133,178	$137,599	$141,753

At December 31, 2010 and 2009 the Company had no fixed maturity investments with a gross unrealized loss.

No securities were sold at a loss during 2010 or 2009.

The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company does not have the intent to sell its fixed maturity investments; and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs.  The Company did not sell any fixed maturity investments in the years ended December 31, 2010 and 2009.  The Company sold one fixed maturity investment in the year ended December 31, 2008, with net realized gain in the amount of $6,306.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2010	2009	2008

Policy acquisition costs	$7,282,546	$7,612,716	$8,261,324
Ratio to net earned premium (GAAP ratio)	26%	25%	24%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies.  These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries.  On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded.  No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  No significant change in the ratio of policy acquisition cost to net earned premium were noted in the years ended December 31, 2010, 2009 and 2008.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2010	2009	2008

Total salaries and employee benefits incurred	$7,783,272	$9,133,929	$9,625,571
Less: charged to losses and loss adjustment expenses	(1,040,139)	(1,414,259)	(1,418,031)
Less: capitalized to policy acquisition costs	(2,426,069)	(2,519,543)	(2,576,512)
Net amount charged to operating expenses	$4,317,064	$5,200,127	$5,631,028

32 of 73

Total salaries and employee benefits incurred for the year ended December 31, 2010, decreased $883,063 (17%) compared to the year ended December 31, 2009.  The decrease in total salaries and employee benefits incurred is primarily the result of a decrease in the number of employees as compared to the prior year and the retirement of the former chief executive of the Company on April 1, 2009, and the effect of the adjustment on the quarter ended March 31, 2010, to reduce the Company’s annual contribution to the employee profit sharing plan for the plan year ending March 31, 2010, by approximately $249,000 (See Note 13).

Total salaries and employee benefits incurred for the year ended December 31, 2009, decreased $491,642 (5%) compared to the year ended December 31, 2008.  The decrease in total salaries and employee benefits incurred is primarily a result of a decrease in the number of employees as compared to the prior period, the retirement of the former chief executive of the Company on April 1, 2009, and was offset by increases in general salaries and employee benefits costs.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2010	2009	2008

Commission to agents/brokers	$637,861	$1,089,787	$1,279,821

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program, the daily automobile rental insurance program, and the earthquake program.  Commissions to agents and brokers decreased $451,926 (41%) for the year ended December 31, 2010, as compared to the year ended December 31, 2009.  The decrease is primarily due to the decrease in written premium in the health insurance program and the decrease in commission income from that program.  Commissions to agents and brokers decreased $190,034 (15%) for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The decrease is primarily due to the decrease in written premium in the health insurance program and the decrease in commission income from that program.

Other Operating Expenses are as follows:

	Year ended December 31
	2010	2009	2008

Other operating expenses	$3,192,584	$4,004,737	$3,020,075

Other operating expenses generally do not change significantly with changes in production.  This is true for both increases and decreases in production.  Other operating expenses decreased $812,153 (20%) for the year ended December 31, 2010, compared to the year ended December 31, 2009.  The decrease in other operating expenses is primarily due to a decrease in the Company’s bad debt expense, general corporate legal expenses and costs related to the California Department of Insurance required tri-annual examination of the Company’s insurance subsidiary that was ongoing in 2009.

Other operating expenses increased $984,662 (33%) for the year ended December 31, 2009, compared to the year ended December 31, 2008. The Company’s bad debt expense increased $649,358 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, and legal fees increased $199,856 as compared to December 31, 2008, primarily due to a single agent’s failure to remit premiums due Unifax.  See “Note 6, Premiums, Commissions and Notes Receivable, Net.”

Income Taxes

Income tax expense for the year ended December 31, 2010, was $891,429 compared to income tax expense of $1,236,603 for the year ended December 31, 2009.  The effective combined income tax rates for 2010 and 2009 were 28% and 30%, respectively.  This decrease in income tax expense was primarily due to a decrease in pre-tax income to $3,220,581 in the year ended December 31, 2010, compared to pre-tax income of $4,163,978 in the year ended December 31, 2009, and to the recognition of a decrease in the percentage of undistributed dividends subject to California franchise tax that reduced the Company’s deferred tax liability by approximately $143,000.  Excluding the adjustment to the deferred tax expense, the effective tax rate would have been 32% and 30% for the years ended December 31, 2010 and 2009, respectively.

33 of 73

Income tax expense for the year ended December 31, 2009, was $1,236,603 compared to income tax expense of $2,701,450 for the year ended December 31, 2008.  The effective combined income tax rates for 2009 and 2008 were 30% and 34%, respectively.  The decrease in the effective tax rate in 2009 was primarily due to tax adjustments, recorded in the 3 months ended December 31, 2009, related to prior periods which reduced the Company’s income tax expense in the current year by $97,161.  The adjustment was the result of recognition of the tax effect of certain deferred items for state income tax purposes.  The pre-tax income decreased $3,820,488 (48%) for the year ended December 31, 2009, compared to the year ended December 31, 2008, which resulted in a decreased income tax expense in 2009.

Recently Issued Accounting Standards

In October 2010, the FASB issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that meet the definition defined in the new standard are recognized as assets and referred to as deferred acquisition costs. Deferred acquisition costs are amortized over time using amortization methods dependent upon the nature of the underlying insurance product. Other costs that do not vary with and are not primarily related to the acquisition of new and renewal insurance contracts are charged to expense as incurred. The new standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. The Company is in the process of evaluating the impact of adoption on the Company’s consolidated financial statements.

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and requires separate disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements. The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The Company adopted the new accounting standard which became effective for the interim reporting period ended March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

34 of 73

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

The Company underwrites four statutory annual statement lines of business:  (1) commercial multi peril, (2) liability other than automobile and products, (3) fire, and (4) allied lines.  Commercial multi peril policies comprised 98% of the Company’s 2010, 2009 and 2008 premium volume.  Commercial multi peril policies include both property and liability coverages.  For all of the Company’s coverages and lines of business, the Company’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected losses and loss adjustment expenses required by the expected loss ratio and Bornhuetter-Ferguson methods, and (2) expected development patterns required by the loss development and Bornhuetter-Ferguson methods.

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

At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by a committee consisting of the Company’s president and the Company’s chief financial officer.  It is also reviewed by an independent consulting actuary.  The Company uses the loss ratio method, Bornhuetter-Ferguson methods and loss development methods to estimate ultimate claims costs. In general the loss ratio method is more appropriate for the current accident year, the loss development methods are more appropriate for the older more mature accident years, and the Bornhuetter-Ferguson methods combine the other two methods.  The estimates of the loss ratio method and the Bornhuetter-Ferguson incurred method have not been significantly different on the current accident year at recent valuation dates through 2009. During 2010 the actual emerged claims cost for the current accident year are higher than expected, hence the incurred but not reported (IBNR) estimate from Bornhuetter-Ferguson incurred method is greater than the IBNR estimate from the loss ratio method. Management reviews such differences to determine whether they are aberrations that are a normal part of the process or an indication that a change in reserve assumptions is appropriate. In this case management has recognized the adverse experience observed in 2010 as one of the normal differences between actual and expected claim costs that can emerge from time to time, particularly in an insurer the size of the Company and does not believe a that a change in assumptions to estimate the ultimate claims costs for the current accident year to be appropriate.

35 of 73

Development patterns generally do not tend to change materially over time.  Generally, the Company has very little property claim development subsequent to the end of an accident year.  Although liability claims may take 10 or more years to fully develop, most of the development occurs in the first 5 to 6 years subsequent to the end of the accident year.  However, liability claims are substantially developed by 2 years subsequent to the end of the accident year.  The Company’s reserving methodology assumptions have not changed in the years presented.  The effect of losses and loss adjustment expenses on the Company’s financial statements has primarily resulted from estimated costs being adjusted as actual costs emerge. The estimate of the total ultimate loss and loss adjustment expense for a given accident year is revised over time as actual costs emerge. This is not, however a revision of the Company’s estimates, but a gradual replacement over time of the prior cost estimates with actual cost estimates with actual costs as they emerge.  This is normal unfolding of loss development process, not a revision of cost estimates.

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size.  At the beginning of 2010, the Company had 622 open claim files.  During 2010, 1,062 new claim files were opened and 1,100 claim files were closed, leaving 584 open claim files at the end of 2010.  Due to the small size of the Company and the related small population of claims, the Company’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations.  Due to the small number of claims, changes in claim frequency and/or severity can materially affect the Company’s reserve estimate.  The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period.  Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low.  In the case of the Company, the estimates proved to be too high in each of the years reflected in the table.  The favorable development in 2008 through 2010 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

	Calendar year ended December 31
	2010	2009	2008
Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$55,409,545	$58,839,017	$66,305,287
Net decrease in provision for events of prior years	$4,568,179	$3,955,553	$3,556,801
Percent of favorable development to beginning reserves	8.2%	6.7%	5.4%

36 of 73

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

There have been no changes in key assumptions of estimating future loss and loss adjustment payments.  The changes in estimates of prior accident year incurred losses and loss adjustment expenses are attributed to the passage of time and the greater amount of actual loss data available for each accident year.

Reinsurance

The Company’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from the Company’s reinsurers.  These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that the Company expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements.  Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome.  The Company’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available.  The Company’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data.  Any adjustments necessary are reflected in the current operations.  The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  At December 31, 2010, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2010	2009	2008

Ceded loss and loss adjustment expense recoverable on excess of loss treaties
Ceded case loss and loss adjustment expense reserves recoverable	$2,311,947	$1,841,146	$1,354,818
Ceded IBNR reserves recoverable	9,504,367	14,334,717	18,460,755
Total ceded loss and loss adjustment expense reserves recoverable	$11,816,314	$16,175,863	$19,815,573

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:
	Year ended December 31
	2010	2009	2008

Direct earned premium	$35,579,438	$40,050,878	$42,720,764

Earned ceded premium
Excluding provisionally rated ceded premium	7,427,236	9,284,534	8,850,878
Provisionally rated ceded premium	-	(8,127)	(79,809)
Total earned ceded premium	7,427,236	9,276,407	8,771,069

Net premiums earned	$28,152,202	$30,774,471	$33,949,695
Ratio of earned ceded premium to direct earned premium	21%	23%	21%

37 of 73

The effect of reinsurance on losses and loss adjustment expenses are as follows:

	Year ended December 31
	2010	2009	2008

Direct losses and loss adjustment expenses	$16,706,756	$19,221,640	$19,251,266

Ceded losses and loss adjustment expenses incurred on excess of loss treaties
Ceded paid losses and loss adjustment expenses	2,596,190	3,315,589	$7,268,387
Change in ceded case loss reserves	470,801	486,328	(3,324,003)
Change in ceded IBNR reserves	(4,830,350)	(4,126,038)	(5,285,848)
Total ceded losses and loss adjustment expenses incurred	(1,763,359)	(324,121)	(1,341,464)

Net losses and loss adjustment expenses	$18,470,115	$19,545,761	$20,592,730

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2010	2009	2008

Earned ceded premium	$7,427,236	$9,276,407	$8,771,069

Ceded losses and loss adjustment expenses incurred	(1,763,359)	(324,121)	(1,341,464)
Ceded earned premium less ceded loss and loss adjustment expenses incurred	$9,190,595	$9,600,528	$10,112,533

The effect of reinsurance on cash flow is as follows:

	Year ended December 31
	2010	2009	2008

Changes in reinsurance recoverable from statements of cash flows	$4,763,986	$3,301,130	$8,813,303

There were no catastrophe losses incurred during the period covered by this table.

There have been no changes in key assumptions of estimating future ceded losses and loss adjustment expenses.  The changes in estimates of prior accident year ceded incurred losses and loss adjustment expenses are attributed to the passage of time and greater amount of actual loss data available for each accident year.

The Company’s reinsurance strategy is to reduce volatility in its expected loss and loss adjustment expense results by protecting the Company against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which it insures.  On an annual basis, or sooner if warranted, the Company evaluates whether any changes to its retention, participation, or retained limits are necessary.  Loss and loss adjustment expense reserves are determined separately on both a direct basis and a net of reinsurance basis, and the ceded reserves are determined by subtraction.  Therefore, reinsurance recoverable is determined in a manner consistent with the associated loss reserves. There have been no recent changes in key assumptions underlying the estimation of loss and loss adjustment expense reserves, and no changes are anticipated.  Paid losses and loss adjustment expenses ceded are determined by the terms of the individual treaties.  We continually monitor and evaluate the collectability of reinsurance recoverable to determine if any allowance is necessary.

The Company currently only writes business in the state of California.  The types of businesses and the coverage limits written by the Company are not considered difficult lines for obtaining reinsurance.  In addition, because the major catastrophe exposure is primarily from riots and from fire following earthquakes, the Company does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

38 of 73

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

Related Party Transactions

The Company presently occupies approximately 46,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's former president and current director and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012.  In addition, the lease extension provides for two 5-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.

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

The Company’s invested assets at December 31, 2010 and 2009, consisted of the following:

	2010	2009

Fixed maturity bonds (at amortized cost)	$95,836,282	$107,405,698
Short-term cash investments (at cost)	6,465,649	9,157,832
Certificates of deposit – over 1 year (at cost)	27,464,998	21,034,997
Total invested assets	$129,766,929	$137,598,527

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio.  As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations.  The Company limits this risk by investing in securities with maturities no greater than 8 years.  In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity.  Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements is unrealized and no gains or losses are recognized in the Consolidated Statements of Operations.  As of December 31, 2010, the Company’s unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $3,410,702 compared to unrealized gains (net of unrealized losses) before income taxes of $4,154,788 as of December 31, 2009.  Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2010, would decrease by approximately $1,431,586.  This decrease would not be reflected in the statements of operations except to the extent that the securities were sold or the decrease was deemed to be other-than-temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

39 of 73

Item 8.  Financial Statements and Supplementary Data.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

40 of 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Los Angeles, California
March 30, 2010

41 of 73

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010	2009
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: December 31, 2010 $123,301,280; December 31, 2009 $128,440,695)	$126,711,982	$132,595,483
Short-term investments, at cost	6,465,649	9,157,832
Total Investments	133,177,631	141,753,315
Cash	45,210	118,512
Accrued investment income	690,718	763,840
Premium and notes receivable, net	4,364,393	4,364,747
Reinsurance recoverable:
Paid losses and loss adjustment expenses	48,877	453,314
Unpaid losses and loss adjustment expenses	11,816,314	16,175,863
Deferred policy acquisition costs	4,300,927	4,955,636
Property and equipment (net of accumulated depreciation)	1,630,574	221,255
Deferred income taxes	1,059,557	633,191
Other assets	540,519	668,979
Total Assets	$157,674,720	$170,108,652

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$61,559,695	$71,585,408
Unearned premiums	15,929,948	18,811,415
Advance premium and premium deposits	829,746	1,034,052
Income taxes payable	1,175	-
Accrued expenses and other liabilities	6,000,340	5,362,437
Total Liabilities	$84,320,904	$96,793,312

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,333,081 at December 31, 2010, and 5,306,204 at December 31, 2009	$3,554,973	$3,437,343
Accumulated other comprehensive income	2,251,063	2,742,160
Retained earnings	67,547,780	67,135,837
Total Stockholders’ Equity	$73,353,816	$73,315,340

Total Liabilities and Stockholders' Equity	$157,674,720	$170,108,652

See accompanying notes to consolidated financial statements.

42 of 73

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
REVENUES
Insurance Company Revenues
Premium earned	$35,579,438	$40,050,878	$42,720,764
Premium ceded	7,427,236	9,276,407	8,771,069
Net premium earned	28,152,202	30,774,471	33,949,695
Investment income	3,489,498	4,325,123	5,829,304
Realized investment gains	-	-	6,306
Other income	692,484	836,958	742,683
Total Insurance Company Revenues	32,334,184	35,936,552	40,527,988

Other Revenues from Insurance Operations
Gross commissions and fees	4,491,569	5,301,049	5,706,071
Investment income	3,432	1,350	61,434
Finance charges and fees earned	276,737	369,285	460,422
Other income	14,829	8,870	13,529
Total Revenues	37,120,751	41,617,106	46,769,444

EXPENSES
Losses and loss adjustment expenses	18,470,115	19,545,761	20,592,730
Policy acquisition costs	7,282,546	7,612,716	8,261,324
Salaries and employee benefits	4,317,064	5,200,127	5,631,028
Commissions to agents/brokers	637,861	1,089,787	1,279,821
Other operating expenses	3,192,584	4,004,737	3,020,075
Total Expenses	33,900,170	37,453,128	38,784,978

Income Before Taxes	3,220,581	4,163,978	7,984,466

Income Tax Expense	891,429	1,236,603	2,701,450

Net Income	$2,329,152	$2,927,375	$5,283,016

PER SHARE DATA:
Basic
Earnings Per Share	$0.44	$0.53	$0.94
Weighted Average Shares	5,312,684	5,507,371	5,614,730
Diluted Earnings Per Share
Earnings Per Share	$0.44	$0.53	$0.93
Weighted Average Shares	5,351,578	5,547,999	5,656,010

See accompanying notes to consolidated financial statements.

43 of 73

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008

Net income	$2,329,152	$2,927,375	$5,283,016
Other changes in comprehensive income, net of tax:
Unrealized (losses) gains on securities classified as available-for-sale arising during the period	(491,097)	(2,162,713)	2,988,719
Comprehensive Income	$1,838,055	$764,662	$8,271,735

See accompanying notes to consolidated financial statements.

44 of 73

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Losses)	Earnings	Total

Balance - December 31, 2007	5,625,308	$3,594,207	$1,916,154	$63,592,742	$69,103,103

Shares canceled or adjusted	99	-	-	-	-
Shares repurchased	(51,092)	(25,108)	-	(391,475)	(416,583)
Change in comprehensive income, net of deferred income tax	-	-	2,988,719	-	2,988,719
Net income	-	-	-	5,283,016	5,283,016
Balance - December 31, 2008	5,574,315	$3,569,099	$4,904,873	$68,484,283	$76,958,255

Dividends paid to stockholders’	-	-	-	(1,959,629)	(1,959,629)
Shares repurchased	(268,111)	(131,756)	-	(2,316,192)	(2,447,948)
Change in comprehensive income, net of deferred income tax	-	-	(2,162,713)	-	(2,162,713)
Net income	-	-	-	2,927,375	2,927,375
Balance - December 31, 2009	5,306,204	$3,437,343	$2,742,160	$67,135,837	$73,315,340

Net shares issued for exercise of stock options	26,877	77,599	-	-	77,599
Tax benefit from disqualified incentive stock options	-	40,031	-	-	40,031
Dividends paid to stockholders	-	-	-	(1,917,209)	(1,917,209)
Change in comprehensive income, net of deferred income tax	-	-	(491,097)	-	(491,097)
Net income	-	-	-	2,329,152	2,329,152
Balance - December 31, 2010	5,333,081	$3,554,973	$2,251,063	$67,547,780	$73,353,816

See accompanying notes to consolidated financial statements.

45 of 73

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008

Cash flows from operating activities:
Net income	$2,329,152	$2,927,375	$5,283,016
Adjustments to reconcile net income to net cash from operations
Depreciation	127,371	196,040	212,028
Bond amortization, net	114,924	224,180	286,907
Net realized gain on sale of fixed maturities	-	-	(6,306)
Tax benefit from disqualified incentive stock options	(40,031)	-	-
Changes in assets and liabilities
Premium, notes and investment income receivable	73,476	853,430	639,370
Reinsurance recoverable	4,763,986	3,301,130	8,813,303
Deferred policy acquisition costs	654,709	264,256	502,955
Other assets	(61,542)	129,300	47,984
Unpaid losses and loss adjustment expenses	(10,025,713)	(7,069,182)	(16,076,121)
Unearned premium	(2,881,467)	(1,150,703)	(2,780,494)
Advance premium and premium deposits	(204,306)	(158,501)	(966,737)
Accrued expenses and other liabilities	(794,014)	(1,119,331)	1,441,623
Income taxes current/deferred	57,831	(1,061,553)	926,869
Net Cash (Used) by Operating Activities	(5,885,624)	(2,663,559)	(1,675,603)

Cash flows from investing activities:
Purchase of fixed maturity investments	(33,024,508)	(36,074,521)	(63,594,497)
Proceeds from maturity of fixed maturity investments	38,048,999	42,950,000	67,260,000
Proceeds from sale of fixed maturity investments	-	-	505,750
Net decrease (increase) in short-term investments	2,692,183	344,201	(2,145,874)
Additions to property and equipment	(104,773)	(57,742)	(14,347)
Net Cash Provided by Investing Activities	7,611,901	7,161,938	2,011,032

Cash flows from financing activities:
Repurchase of common stock	-	(2,447,948)	(416,583)
Dividends paid to stockholders	(1,917,209)	(1,959,629)	-
Proceeds from exercise of stock options	77,599	-	-
Tax benefit from disqualified incentive stock options	40,031	-	-
Net Cash (Used) by Financing Activities	(1,799,579)	(4,407,577)	(416,583)

Net increase (decrease) in cash	(73,302)	90,802	(81,154)
Cash at beginning of year	118,512	27,710	108,864
Cash at End of Year	$45,210	$118,512	$27,710

Supplemental cash flow information
Cash paid during the period for:
Interest	-	-	-
Income taxes	$833,931	$2,308,920	$1,800,240

Supplemental Schedule of Non-Cash Investing Activities
Acquisition of fixed assets	$1,431,917	-	-

See accompanying notes to consolidated financial statements.

46 of 73

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

Investments

All of the Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value.  Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.  Interest income on fixed maturity investments and short term investments are recognized on an accrual basis at each measurement date and our included in net investment income in the Company’s consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques. (See Note 4)

47 of 73

The Company has used the following methods and assumptions in estimating its fair value disclosures:

•	Fixed Maturities:

1.	Investment securities, excluding long-term certificates of deposit - Fair values are obtained from a national quotation service.

2.	Long-term certificates of deposit - The carrying amounts reported at cost in the balance sheet for these instruments approximate their fair values.

•	Cash and short-term investments - The carrying amounts reported at cost in the balance sheet approximate their fair values given the short term nature of these instruments.

•	Premiums and notes receivable - The carrying amounts reported at cost in the balance sheet approximate their fair values given the short term nature of these instruments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight line methods over 3 to 7 years.

Income Taxes

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns.  Pursuant to the tax allocation agreement, two of the Company’s subsidiaries, Crusader and American Acceptance Corporation are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss.  The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2007 and California state income tax authorities for tax returns filed starting at taxable year 2006.  There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of December 31, 2010, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits.  However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

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

b.  Insurance Company Operations

Premiums are earned on a pro-rata basis over the terms of the policies.  Premiums applicable to the unexpired terms of policies in force are recorded as unearned premiums.  The Company receives a commission on policies that are ceded to its reinsurers.  This commission is considered earned on a pro-rata basis over the terms of the policies.

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

48 of 73

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

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2010	2009

Premium trust funds (1)	$-	$-
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$700,000	$700,000

(1)
As required by law, the Company segregates from its operating accounts the premiums collected from insureds which are payable to insurance companies into separate trust accounts.  These amounts are included in cash and short-term investments.  In the years ended December 31, 2010 and 2009, the Company’s receivables from insurance policies exceeded its premiums payable to insurance companies; therefore, there were no trust restrictions on cash and short-term investments.

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

Reinsurance

The Company cedes reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth.  Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and reinsurance recoverable on both paid and unpaid losses, respectively.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.  The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2010, all such ceded contracts are accounted for as risk transfer reinsurance.

The Company evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries.  No such allowance was considered necessary at December 31, 2010 or 2009.

49 of 73

Segment Reporting

ASC 280 establishes standards for the way information about operating segments are reported in financial statements.  The Company has identified its insurance company operation as its primary reporting segment.  Revenues from this segment comprised 87% of consolidated revenues for the year ended December 31, 2010, 86% of consolidated revenues for the year ended December 31, 2009, and 87% for the year ended December 31, 2008.  The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company’s wholly owned subsidiary Crusader Insurance Company (Crusader), which as of December 31, 2010, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  Crusader is a multi-line property and casualty insurance company, which began transacting business on January 1, 1985.  For the year ended December 31, 2010, 98% of Crusader’s business was commercial multi peril (CMP) insurance policies.  CMP policies provide a combination of property and liability coverage for businesses.  Commercial property coverages insure against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage.  However, Crusader does not write earthquake coverage.  Commercial liability coverages insure against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured’s premises.  In addition to Commercial Multi Peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2010	2009	2008
Revenues
Insurance company operation	$32,334,184	$35,936,552	$40,527,988

Other insurance operations	13,748,509	16,345,676	17,315,124
Intersegment eliminations (1)	(8,961,942)	(10,665,122)	(11,073,668)
Total other insurance operations	4,786,567	5,680,554	6,241,456

Total revenues	$37,120,751	$41,617,106	$46,769,444

Income before income taxes
Insurance company operation	$6,120,731	$7,176,928	$10,369,791
Other insurance operations	(2,900,150)	(3,012,950)	(2,385,325)
Total income before income taxes	$3,220,581	$4,163,978	$7,984,466

Assets
Insurance company operation	$140,555,882	$157,271,019
Intersegment eliminations (2)	(600,113)	(824,887)
Total insurance company operation	139,955,769	156,446,132
Other insurance operations	17,718,951	13,662,520
Total assets	$157,674,720	$170,108,652

(1)  Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc., a wholly owned subsidiary of Unico (Unifax).

(2)  Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks

In 2010 and 2009, 100% of Crusader’s gross premium written was derived from California.  In 2010, approximately 61% of the $1,933,288 commission and fee income from the Company’s health insurance program was from CIGNA HealthCare (CIGNA) medical and dental plan programs.  In 2009, approximately 76% of the $2,526,772 commission and fee income from the Company’s health insurance program was from CIGNA medical and dental plan programs.

50 of 73

At December 31, 2010, the Company’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $11,865,191 was as follows:

Name of Reinsurer	A.M. Best Rating		Amount Recoverable

Platinum Underwriters Reinsurance, Inc.	A		$7,195,950
Hannover Ruckversicherungs AG	A		3,539,945
Partners Reinsurance Company of the U.S.	A	+	855,769
General Reinsurance Corporation	A	++	38,737
QBE Reinsurance Corporation	A		234,790
Total			$11,865,191

Stock-Based Compensation

Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation - Stock Compensation” using the modified prospective transition method.

Recently Issued Accounting Standards

In October 2010, the FASB issued a new standard to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that meet the definition defined in the new standard are recognized as assets and referred to as deferred acquisition costs. Deferred acquisition costs are amortized over time using amortization methods dependent upon the nature of the underlying insurance product. Other costs that do not vary with and are not primarily related to the acquisition of new and renewal insurance contracts are charged to expense as incurred. The new standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company is in the process of evaluating the impact of adoption of the new standard on the Company’s consolidated financial statements.

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to add new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 fair value measurements. The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The Company adopted the new accounting standard which became effective for the interim reporting period ended March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

There have been no other accounting standards issued during 2010 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - ADVANCE PREMIUM AND PREMIUM DEPOSITS

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

51 of 73

NOTE 3 - INVESTMENTS

A summary of net investment and related income is as follows:

	Year ended December 31
	2010	2009	2008

Fixed maturities	$3,467,801	$4,264,304	$5,730,182
Realized gains on fixed maturities	-	-	6,306
Short-term investments	25,129	62,169	160,556
Total investment income	$3,492,930	$4,326,473	$5,897,044

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2010, by contractual maturity are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$48,083,311	$48,445,951
Due after one year through five years	75,217,969	78,266,031
Due after five years through ten years	-	-
Total fixed maturities	$123,301,280	$126,711,982

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
Available for sale:
Fixed maturities
Certificates of deposit	$27,464,998	-	-	$27,464,998
U.S. treasury securities	95,836,282	$3,410,702	-	99,246,984
Total fixed maturities	$123,301,280	$3,410,702	-	$126,711,982

December 31, 2009
Available for sale:
Fixed maturities
Certificates of deposit	$21,034,997	-	-	$21,034,997
U.S. treasury securities	103,361,652	$4,057,614	-	107,419,266
Industrial and miscellaneous taxable bonds	4,044,046	97,174	-	4,141,220
Total fixed maturities	$128,440,695	$4,154,788	-	$132,595,483

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	Year ended December 31
	2010	2009

Gross unrealized appreciation of fixed maturities	$3,410,702	$4,154,788
Gross unrealized (depreciation) of fixed maturities	-	-
Net unrealized appreciation on investments	3,410,702	4,154,788
Deferred federal tax (expense)	(1,159,639)	(1,412,628)
Net unrealized appreciation, net of deferred income taxes	$2,251,063	$2,742,160

At December 31, 2010 and 2009, the Company had no fixed maturity investments with a gross unrealized loss.

No securities were sold at a loss during 2010 or 2009.

The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs.  The Company did not sell any fixed maturity investments in the year ended December 31, 2010 and 2009.  The Company sold one fixed maturity investment in the year ended December 31, 2008, with net realized gain in the amount of $6,306.

52 of 73

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2010	2009

U.S. government money market fund	$121,751	$2,562,100
Short-term U.S. treasury bills	4,398,003	-
Bank money market accounts	1,494,033	3,348,973
Certificates of deposit	450,000	3,245,000
Bank savings accounts	1,862	1,759
Total short-term investments	$6,465,649	$9,157,832

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining the fair value of its financial instruments, the Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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

The estimated carrying values of the Company’s financial instruments as of December 31, 2010 and 2009 allocated among the three levels mentioned above are as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2010
Available for sale:
Fixed maturities
U.S. treasury securities	$99,246,984	$-	$-	$99,246,984
Certificates of deposit	-	27,464,998	-	27,464,998
Total fixed maturities	$99,246,984	$27,464,998	$-	$126,711,982

December 31, 2009
Available for sale:
Fixed maturities
U.S. treasury securities	$107,419,266	$-	$-	$107,419,266
Certificates of deposit		21,034,997	-	21,034,997
Industrial and miscellaneous taxable bonds	4,141,220	-	-	4,141,220
Total fixed maturities	$111,560,486	$21,034,997	$-	$132,595,483

53 of 73

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

NOTE 5 - PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)

Property and equipment consist of the following:

	Year ended December 31
	2010	2009

Furniture, fixtures, computer and office equipment	$3,709,490	$2,178,578
Accumulated depreciation	2,078,916	1,957,323
Net property and equipment	$1,630,574	$221,255

The above table includes work-in-process for software development of $1,500,162 of which $1,431,917 is unpaid.

Depreciation is computed using straight line methods over 3 to 7 years.

NOTE 6 - PREMIUMS, COMMISSIONS AND NOTES RECEIVABLE, NET

Premiums, commissions and notes receivable, net, are as follows:

	Year ended December 31
	2010	2009

Premiums and commission receivable	$2,938,037	$3,105,579
Premium finance notes receivable	2,536,877	1,916,496
Total premiums and notes receivable	5,474,914	5,022,075
Less allowance for doubtful accounts	(1,110,521)	(657,328)
Net premiums and notes receivable	$4,364,393	$4,364,747

Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance.  Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elected to finance their premiums over a nine-month term.  These notes are net of unearned finance charges and credit loss reserves.

One of the Company’s agents that was appointed in 2008 to help the Company get its Trucking Program started failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader.  The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009.  In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company.  The agent has not paid any subsequent premium to Unifax.  The Company subsequently commenced legal proceedings against the agent corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred.  All related recovery costs have been expensed as incurred.  As of December 31, 2010, the agent’s balance due to Unifax was $1,495,226.  Based on the information presently available, the Company increased the bad debt reserve established by approximately $450,000 in the year ended December 31, 2010, from the reserve balance established at December 31, 2009, of approximately $651,835.  Thus, the bad debt reserve for this agent as of December 31, 2010, is $1,101,835, which represents approximately 74% of the current balance due to Unifax.  The Company’s bad debt reserve is subject to change as more information becomes available.

Bad debt expense for the year ended December 31, 2010, 2009 and 2008, was $460,068, $655,797 and $6,439, respectively.

54 of 73

NOTE 7 - UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2010	2009

Direct reserves
Case reserves	$15,773,554	$18,072,709
IBNR reserves	45,786,141	53,512,699
Total direct reserves	$61,559,695	$71,585,408

Reserves net of reinsurance
Case reserves	$13,461,606	$16,231,563
IBNR reserves	36,281,775	39,177,982
Total net reserves	$49,743,381	$55,409,545

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2010		2009

CMP	$58,665,420	95.3%	$67,584,155	94.4%
Other Liability	2,845,407	4.6%	3,929,320	5.5%
Other	48,868	0.1%	71,933	0.1%
Total	$61,559,695	100.0%	$71,585,408	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2010	2009	2008

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$55,409,545	$58,839,017	$66,305,287

Incurred losses and loss adjustment expenses
Provision for insured events of current year	23,038,294	23,501,314	24,149,531
Decrease in provision for events of prior years	(4,568,179)	(3,955,553)	(3,556,801)
Total losses and loss adjustment expenses	18,470,115	19,545,761	20,592,730

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	8,327,215	5,852,107	7,803,644
Losses and loss adjustment expenses attributable to insured events of prior years	15,809,064	17,123,126	20,255,356
Total payments	24,136,279	22,975,233	28,059,000

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	49,743,381	55,409,545	58,839,017

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	11,816,314	16,175,863	19,815,573
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$61,559,695	$71,585,408	$78,654,590

55 of 73

As reflected in the above table, the amount of favorable development recognized during the year ended December 31, 2010, increased $612,626 (15%) to $4,568,179 from $3,955,553 in 2009.  The amount of favorable development recognized during the year ended December 31, 2009, increased $398,752 (11%) to $3,955,553 from $3,556,801 in 2008.  The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period.  Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low.  In the case of the Company, the estimates proved to be too high in each of the years reflected in the table.  The favorable development in 2008 through 2010 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

NOTE 8 - DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of Crusader’s deferred policy acquisition costs:

	Year ended December 31
	2010	2009	2008

Deferred policy acquisition costs at beginning of year	$4,955,636	$5,219,892	$5,722,847
Policy acquisition costs incurred during year	6,627,837	7,348,460	7,758,369
Policy acquisition costs amortized during year	(7,282,546)	(7,612,716)	(8,261,324)
Deferred policy acquisition costs at end of year	$4,300,927	$4,955,636	$5,219,892

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

NOTE 9 - LEASE COMMITMENT TO RELATED PARTY

The lease commitment provides for the following minimum annual rental commitments:

Year ending
December 31, 2011	$1,066,990
December 31, 2012 (through March 31, 2012)	266,747
Total minimum payments	$1,333,737

The Company presently occupies approximately 46,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012.  Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building.  The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007.  The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012.  In addition, the lease extension provides for two 5-year options with a rent increase of 5% for each option period.  The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties.  The Company utilizes for its own operations approximately 100% of the space it leases.  The total rent expense under this lease agreement was $1,066,990 for the years ended December 31, 2010, 2009, and 2008.

NOTE 10 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2010	2009

Policy administration system	$1,431,917	$-
Premium payable	1,236,714	1,534,219
Unearned contingent commission on reinsurance treaty	1,344,341	1,421,944
Unearned policy fee income	932,930	1,021,148
Profit sharing plan contributions	393,000	651,750
Accrued salaries	425,428	445,062
Commission payable	77,031	119,759
Other	158,979	168,555
Total accrued expenses and other liabilities	$6,000,340	$5,362,437

56 of 73

NOTE 11 - COMMITMENT AND CONTINGENCIES

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

NOTE 12 - REINSURANCE

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium).  Reinsurance does not legally discharge the Company from primary liability under its policies.  If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations.

Crusader’s primary excess of loss reinsurance agreements since January 1, 1998, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2005 – 2010	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A	$250,000	$500,000

2002	Partner Reinsurance Company of the U.S.	A+	$250,000	$675,000

2000 - 2001	Partner Reinsurance Company of the U.S.	A+	$250,000	$500,000

1998 - 1999	General Reinsurance Corporation	A++	$250,000	$750,000

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

In 2010, 2009 and 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.  In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty.  In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.  In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.

57 of 73

The 2007 through 2010 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006.  The 2005 excess of loss treaties do not provide for a contingent commission.  Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer.  The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004.  For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled.  Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses.  As of December 31, 2010, the Company has received a total net contingent commission of $3,668,199 for the years subject to contingent commission.  Of this amount, the Company has recognized $2,323,858 of contingent commission income, of which $637,477 was recognized in the year ended December 31, 2010.  The remaining balance of the net payments received of $1,344,341 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets.  The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

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

The effect of reinsurance on premiums written, premiums earned, and incurred losses are as follows:

	Year ended December 31
	2010	2009	2008
Premiums written:
Direct business	$32,697,971	$38,900,176	$39,940,270
Reinsurance assumed	-	-	-
Reinsurance ceded	(7,427,651)	(9,264,278)	(8,765,066)
Net premiums written	$25,270,320	$29,635,898	$31,175,204

Premiums earned:
Direct business	$35,579,438	$40,050,878	$42,720,764
Reinsurance assumed	-	-	-
Reinsurance ceded	(7,427,236)	(9,276,407)	(8,771,069)
Net premiums earned	$28,152,202	$30,774,471	$33,949,695

Incurred losses and loss adjustment expenses:
Direct	$16,706,756	$19,221,640	$19,251,266
Assumed	-	-	-
Ceded	1,763,359	324,121	1,341,464
Net incurred losses and loss adjustment expenses	$18,470,115	$19,545,761	$20,592,730

Earned reinsurance ceded premium as a percentage of direct earned premium was 21% in 2010, 23% in 2009 and 21% in 2008.

NOTE 13 - RETIREMENT PLANS

Profit Sharing Plan

The Unico American Corporation Profit Sharing Plan covers Company employees who are at least 21 years of age and have been employed by the Company for at least 2 years are participants in this plan.  Pursuant to the terms of this plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors.  Participants must be employed by the Company on the last day of the plan year to be eligible for contribution.  Participants are entitled to receive distribution of benefits under this plan upon retirement, termination of employment, death, or disability.

58 of 73

Money Purchase Plan

The Unico American Corporation Money Purchase Plan covers the present executive officers of the Company.  Pursuant to the terms of this plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors.  However, amounts contributed to the Unico American Corporation Profit Sharing Plan will be considered first in determining the actual amount available under the Internal Revenue Service maximum contribution limits.  Participants must be employed by the Company on the last day of the plan year to be eligible for contribution.  Participants are entitled to receive distribution of benefits under this plan upon retirement, termination of employment, death, or disability.

The Company’s Profit Sharing Plan and Money Purchase Plan expenses were as follows:

Year ended December 31, 2010	$277,921
Year ended December 31, 2009	$876,208
Year ended December 31, 2008	$852,305

In the quarter ended March 31, 2010, the Company recorded an adjustment to correct an error that originated in the fourth quarter of 2009.  The effect of the adjustment on the year ended December 31, 2010, was a reduction to salaries and employee benefit expenses of approximately $249,000 and an increase to net income of approximately $164,000.  The correction was the result of a decision made in March 2010 to reduce the Company’s annual contribution to the employee profit sharing plan for the plan year ending March 31, 2010.  Had this accrual adjustment been properly reflected in the fourth quarter of 2009, total stockholders’ equity as of December 31, 2009, and net income for the year ended December 31, 2009, would have increased approximately $164,000.  The Company made an assessment of the materiality of this item on the Company’s historical consolidated financial statements in accordance with SAB No. 99, “Materiality,” and concluded that the error was immaterial to all periods.

NOTE 14 - STATUTORY CAPITAL AND SURPLUS

Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory).  Statutory accounting practices differ in certain respects from GAAP.  The more significant of the differences for statutory accounting are (a) policy acquisition and commission costs are expensed when incurred rather than over the periods covered by the policies; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or fair value, depending on the quality of the security as specified by the NAIC; (c) non-admitted assets are charged directly against surplus; (d) loss reserves and unearned premium reserves are stated net of reinsurance; and (e) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus; changes in deferred taxes are recorded directly to surplus as regards policyholders.  Additionally, the cash flow presentation is not consistent with U.S. generally accepted accounting principles and reconciliation from net income to cash provided by operations is not presented.  Comprehensive income is not presented under statutory accounting.

Crusader Insurance Company statutory capital and surplus are as follows:

As of December 31, 2010	$62,520,958
As of December 31, 2009	$62,553,813

Crusader Insurance Company statutory net income is as follows:

Year ended December 31, 2010	$4,513,078
Year ended December 31, 2009	$4,942,935
Year ended December 31, 2008	$7,067,715

The California Department of Insurance (the insurance department) conducts periodic financial examinations of Crusader.  The insurance department completed a financial examination of Crusader’s December 31, 2008, statutory financial statements.  A final report on the examination was issued by the insurance department on October 22, 2009.  No significant issues were reported in the final report.

The Company believes that Crusader's statutory capital and surplus are sufficient to support the insurance premiums written based on guidelines established by the NAIC.

59 of 73

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the insurance department.  Presently, without prior approval, Crusader may pay a dividend in any 12-month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year.  Based on Crusader’s statutory surplus for the year ended December 31, 2010, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2011 is $6,252,096.  In the years ended December 31, 2010 and 2009, Crusader paid to Unico cash dividends in the amount of $4,250,000 and $7,000,000, respectively.  There were no dividends paid by Crusader to Unico in 2008.

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies.  The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk, and off-balance sheet risk).  These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels.  The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.  A company's RBC is required to be disclosed in its statutory annual statement.  The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval.  Crusader’s adjusted capital at December 31, 2010, was 875% of authorized control level risk-based capital.

Insurance Regulatory Information System (IRIS) was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.  IRIS helps those companies that merit highest priority in the allocation of the regulators’ resources on the basis of 13 financial ratios that are calculated annually.  The analytical phase is a review of annual statements and the financial ratios.  The ratios and trends are valuable in pointing to companies likely to experience financial difficulties but the ratios are not themselves indicative of adverse financial condition.  The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance department’s own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties.  In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action.  Subsequently, a more comprehensive review of the ratio results and an insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention.  In 2010, the Company was outside the usual value of one of the thirteen IRIS ratio tests.  IRIS ratio test number six considers the Company’s 2010 investment yield.  An unusual value for that ratio is equal to or over 6.5% or equal to or less than 3%.  Crusader’s 2010 investment yield was 2.7%.

NOTE 15 - STOCK PLANS

On December 30, 2005, the Company accelerated the vesting of all of its outstanding stock-based compensation awards granted under the Company’s 1999 Omnibus Stock Plan.  All accelerated options were “in the money.” The number of shares covered by the options accelerated totaled 67,500 of which 37,500 were originally scheduled to vest on January 1, 2006, and 30,000 were originally scheduled to vest on January 1, 2007.  The Company accelerated vesting of the options in order to minimize the compensation costs associated with the adoption of ASC 718.  All accelerated options were granted to long-term management employees who were not expected to leave the Company prior to the originally scheduled vesting date.  The estimated compensation cost which would have been excluded from future periods as a result of the acceleration of the vesting of the options was approximately $89,100.  There were no options granted during 2010, 2009 and 2008 and there were no unvested options as of January 1, 2006.  No compensation expenses were recorded for the years ended December 31, 2010, December 31, 2009, and December 31, 2008.

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

60 of 73

On December 18, 2002, the Company granted 182,000 incentive stock options under the Company’s 1999 Omnibus Stock Plan.  As of December 31, 2010, there were 36,773 of those options outstanding and exercisable, 142,727 options had been exercised, and 2,500 options had been terminated.  These options expire 10 years from the date of the grant.

The changes in the number of common shares under option are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	124,650	$6.065
Options granted	-	-
Options exercised	-	-
Options terminated	-	-
Outstanding at December 31, 2008	124,650	6.065
Options granted	-	-
Options exercised	-	-
Options terminated	-	-
Options expired	60,000	9.250
Outstanding at December 31, 2009	64,650	3.110
Options granted	-	-
Options exercised	(26,877)	3.110
Options adjusted	(1,000)	3.110
Options terminated	-	-
Outstanding at December 31, 2010	36,773	$3.110

Aggregate intrinsic value of outstanding and currently exercisable options at December 31, 2010, was $221,741.

The following table summarizes information regarding the stock options outstanding at December 31, 2010:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options

$3.11	36,773	1.96	$3.11	36,773	$3.11

NOTE 16 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2010	2009	2008
Current provision:
Federal	$1,043,492	$1,541,835	$2,750,054
State	8,931	8,920	9,040
Total federal and state	1,052,423	1,550,755	2,759,094
Deferred tax benefit	(160,994)	(314,152)	(57,644)
Provision for taxes	$891,429	$1,236,603	$2,701,450

The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the following table:

	Year ended December 31
	2010	2009	2008

Computed income tax expense	$1,094,997	$1,415,753	$2,714,718
Tax effect of:
State tax, net of federal tax benefit	(220,490)	(297,887)	(40,524)
Tax exempt income	-	-	(132)
Other	16,922	118,737	27,388
Income tax expense per consolidated statements of operations	$891,429	$1,236,603	$2,701,450

61 of 73

In the quarter ended September 30, 2010, the Company recorded an immaterial adjustment to its deferred income tax liability to correct a prior period error in recording the decrease in the percentage of undistributed dividends of its insurance company subsidiary that is subject to California franchise tax. The effect of this adjustment reduced the Company’s deferred tax liability and corresponding income tax expense by approximately $143,000 in the year ended December 31, 2010.  The Company concluded that the error was immaterial to all periods impacted.

In the quarter ended December 31, 2009, the Company recorded a tax adjustment to correct for an error that originated in a prior period.  The cumulative effect of the adjustment as of December 31, 2009, was a reduction to income tax expense and an increase to 2009 net income of approximately $97,000, and was the result of recognition of the tax effect on certain deferred items for state income tax purposes.  The Company concluded that the error was immaterial to all periods impacted.

The deferred tax benefit or expense related to the change in unrealized gains on securities classified as available-for-sale in the current period was a $252,989 deferred tax benefit for the year ended December 31, 2010, a $1,114,125 deferred tax benefit for the year ended December 31, 2009, and a $1,539,643 deferred tax expense for the year ended December 31, 2008.

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

	Year ended December 31
	2010	2009
Deferred tax assets
Discount on loss reserves	$1,668,869	$1,893,993
Unearned premiums	1,100,441	1,299,276
Unearned commission income	386,019	455,943
Unearned policy fee income	399,667	437,460
State income tax deductible in future periods	361,514	269,672
Bad debt reserve	475,747	281,599
Other	108,483	127,566
Total deferred tax assets	$4,500,740	$4,765,509

Deferred tax liabilities
Deferred acquisition costs	$1,809,424	$2,083,915
Unrealized gain on investments	1,159,639	1,412,628
State tax on undistributed insurance company earnings	367,382	490,226
Tax depreciation in excess of book depreciation	26,761	71,751
Other	77,977	73,798
Total deferred tax liabilities	$3,441,183	$4,132,318

Net deferred tax assets	$1,059,557	$633,191

Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns.  Pursuant to the tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss.  The Company files income tax returns under U.S. federal and various state jurisdictions.  The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2007 and California state income tax authorities for tax returns filed starting at taxable year 2006.  There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted.  Premium taxes are deferred and amortized as the related premiums are earned.  The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

62 of 73

As of December 31, 2010, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits.  However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  This program has no expiration date and may be terminated by the Board of Directors at any time.  During the year ended December 31, 2010, the Company did not repurchase any shares of common stock under this program. During the year ended December 31, 2009, the Company repurchased under this program and previously adopted programs an aggregate of 268,111 shares of the Company’s common stock at a cost of $2,447,948 of which $131,756 was allocated to capital and $2,316,192 was allocated to retained earnings. As of December 31, 2010, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock.  The 2008 program is the only program under which there is remaining authority to repurchase shares of the Company’s common stock.  The Company has retired all stock repurchased.

NOTE 18 - EARNINGS PER SHARE
A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	Year ended December 31
	2010	2009	2008
Basic Earnings Per Share
Net income numerator	$2,329,152	$2,927,375	$5,283,016
Weighted average shares outstanding denominator	5,312,684	5,507,371	5,614,730

Per share amount	$0.44	$0.53	$0.94

Diluted Earnings Per Share
Net income numerator	$2,329,152	$2,927,375	$5,283,016

Weighted average shares outstanding	5,312,684	5,507,371	5,614,730
Effect of diluted securities	38,894	40,628	41,280
Diluted shares outstanding denominator	5,351,578	5,547,999	5,656,010

Per share amount	$0.44	$0.53	$0.93

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2010 and 2009 is as follows.

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2010
Total revenues	$9,897,813	$9,387,035	$9,088,814	$8,747,089
Income before taxes	$764,431	$634,671	$687,321	$1,134,158
Net income (1) (2)	$499,193	$448,223	$623,962	$757,774
Earnings per share: Basic	$0.09	$0.08	$0.12	$0.14
Diluted	$0.09	$0.08	$0.12	$0.14

Calendar Year 2009
Total revenues	$10,588,427	$10,653,244	$10,304,412	$10,071,023
Income before taxes	$1,547,579	$996,058	$898,953	$721,388
Net income (3)	$1,029,244	$684,066	$617,680	$596,385
Earnings per share: Basic	$0.18	$0.12	$0.11	$0.11
Diluted	$0.18	$0.12	$0.11	$0.11

1.
As discussed in Note 13, the Company recorded an adjustment to correct an error that originated in the fourth quarter of 2009.  The effect of the adjustment in the quarter ended March 31, 2010, was an increase to net income of approximately $164,000.

2.
As discussed in Note 16, the Company recorded an adjustment to its deferred income tax liability to correct an error in recording the decrease in the percentage of undistributed dividends of its insurance company subsidiary that is subject to California franchise tax. The effect of this adjustment reduced the Company’s income tax expense by approximately $143,000 in the quarter ended September 30, 2010.

3.
As discussed in Note 16, the Company recorded a tax adjustment to correct for an error that originated in a prior period.  This effect of the tax adjustment in the quarter ended December 31, 2009, was an increase to net income of approximately $97,000 and increased basic and diluted earnings per share by $.02.

63 of 73

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.”  Based upon its assessment, the Company’s management believes that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

64 of 73

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

 (a)  Financial Statements, Schedules and Exhibits:

1.  Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2010, are contained herein as listed in the Index to Consolidated Financial Statements on Page 40.

2.  Financial schedules:
Index to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Report on Financial Statement Schedules
Schedule II                          - Condensed Financial Information of Registrant
Schedule III                         - Supplemental Insurance Information

Schedules other than those listed above are omitted, since they are not applicable, not required, or the information required being set forth is included in the consolidated financial statements or notes.

65 of 73

3.  Exhibits

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

10.4
The Lease Amendment #2 dated March,23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed on March 31, 2008.)

10.5	1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*
10.6
Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008.)*

10.7
Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009.)*

10.8
Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 21, 2008.)*

10.9
Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester A. Aaron (Incorporated herein by reference to Exhibit 10.2 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009.)*

10.10
Employment Agreement effective April 1, 2009 by and between Registrant and Terry L. Kinigstein (Incorporated herein by reference to Exhibit 10.3 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009.)*

10.11
Unico American Corporation Money Purchase Plan & Trust.  (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2009, filed on March 9, 2011.)*

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

* Indicates management contract or compensatory plan or arrangement

66 of 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2011
                   UNICO AMERICAN CORPORATION

                   By:       /s/ Cary L. Cheldin
                     Cary L. Cheldin
                     Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 30, 2011

/s/ Lester A. Aaron Lester A. Aaron	Treasurer, Chief Financial Officer and Director (Principal Accounting and Principal Financial Officer)	March 30, 2011

/s/ Terry L. Kinigstein Terry L. Kinigstein	Vice President, Secretary and Director	March 30, 2011

/s/ Erwin Cheldin Erwin Cheldin	Director	March 30, 2011

/s/ George C. Gilpatrick	Director	March 30, 2011
George C. Gilpatrick

/s/ David A. Lewis	Director	March 30, 2011
David A. Lewis

/s/ Warren D. Orloff	Director	March 30, 2011
Warren D. Orloff

/s/ Donald B. Urfrig	Director	March 30, 2011
Donald B. Urfrig

67 of 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation:

Under date of March 30, 2011, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, as contained in the annual report on Form 10K for the year 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 30, 2011

68 of 73

SCHEDULE II

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS - PARENT COMPANY ONLY

	December 31	December 31
	2010	2009

ASSETS

Investments
Short-term investments	$1,861	$1,760
Total investments	1,861	1,760
Cash	3,824	68,499
Investments in subsidiaries	76,017,316	78,437,577
Property and equipment (net of accumulated depreciation)	1,630,574	221,255
Other assets	151,345	338,482
Total Assets	$77,804,920	$79,067,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$1,567,356	$131,776
Payables to subsidiaries (net of receivables)	2,882,573	5,620,457
Income taxes payable	1,175	-
Total Liabilities	$4,451,104	$5,752,233

STOCKHOLDERS’ EQUITY

Common stock	$3,554,973	$3,437,343
Accumulated other comprehensive income	2,251,063	2,742,160
Retained earnings	67,547,780	67,135,837
Total Stockholders’ Equity	$73,353,816	$73,315,340

Total Liabilities and Stockholders’ Equity	$77,804,920	$79,067,573

See accompanying notes to condensed financial information.  See accompanying report of independent registered accounting firm.

69 of 73

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31

	2010	2009	2008
REVENUES

Net investment income	$718	$7	$729
Other income	13,827	8,700	13,100
Total Revenue	14,545	8,707	13,829

EXPENSES

General and administrative expenses	6,230	2,118	3,333
Income before equity in net income of subsidiaries	8,315	6,589	10,496
Equity in net income of subsidiaries	2,320,837	2,920,786	5,272,520
Net Income	$2,329,152	$2,927,375	$5,283,016

See accompanying notes to condensed financial information. See accompanying report of independent registered accounting firm.

70 of 73

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31

	2010	2009	2008
Cash flows from operating activities:
Net income	$2,329,152	$2,927,375	$5,283,016

Adjustments to reconcile net income to net cash from operations
Undistributed equity in net income of subsidiaries	(2,320,837)	(2,920,786)	(5,272,520)
Depreciation and amortization	127,371	196,040	212,028
Accrued expenses and other liabilities	3,662	44,807	(36,677)
Tax benefit from disqualified incentive stock options	(40,031)	-	-
Other assets	187,138	(184,566)	355,254
Net cash provided by operating activities	286,455	62,870	541,101

Cash flows from investing activities
Decrease (increase) in short-term investments	(101)	1,026	(61)
Additions to property and equipment	(104,773)	(57,742)	(14,347)
Dividends received from subsidiaries	4,250,000	8,650,000	1,000,000
Net change in payables and receivables from subsidiaries	(2,696,677)	(4,193,060)	(1,102,871)
Net cash provided (used) by investing activities	1,448,449	4,400,224	(117,279)

Cash flows from financing activities
Dividend paid to stockholders	(1,917,209)	(1,959,629)	-
Proceeds from exercise of stock options	77,599	-	-
Tax benefit from disqualified incentive stock options	40,031	-	-
Repurchase of common stock	-	(2,447,948)	(416,583)
Net cash (used) by financing activities	(1,799,579)	(4,407,577)	(416,583)

Net increase (decrease) in cash	(64,675)	55,517	7,239

Cash at beginning of year	68,499	12,982	5,743

Cash at end of year	$3,824	$68,499	$12,982

Supplemental Schedule of Non-Cash Investing Activities
Acquisition of fixed assets	$1,431,917	-	-

See accompanying notes to condensed financial information. See accompanying report of independent registered accounting firm.

71 of 73

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Dividends
Unico received cash dividends from Crusader Insurance Company of $4,250,000 and $7,000,000 in the years ended December 31, 2010 and 2009, respectively.  In addition, Unico received cash dividends from American Acceptance Corporation of $1,650,000 and $1,000,000 in the years ended December 31, 2009 and 2008, respectively.

Federal Income Taxes
The Company and its wholly owned subsidiaries file consolidated federal and combined California income tax returns.  Pursuant to a tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss.  The payable to subsidiaries includes their income tax receivable or liability included in the consolidated return.

Reimbursement of Expenses
Unico was reimbursed certain expenses by its subsidiaries.  These expenses included depreciation and amortization of $127,371, $196,040, and $212,028 for the years ended December 31, 2010, 2009, and 2008, respectively.

Immaterial Correction to Previously Reported Amounts
The Company identified an error that arose primarily from the recording of dividends paid from the Company’s wholly owned subsidiaries to the parent company as reflected in the previously filed Condensed Balance Sheets- Parent Company Only on Schedule II. The error required a reduction of both Investment in subsidiaries and Payables to subsidiaries (net of receivables) of $13,210,677 as of December 31, 2009.  The Company also determined that cash flows associated with these items were more appropriately classified as investing activities rather than financing activities in the Condensed Statements of Cash Flows – Parent Company Only on Schedule II. Therefore, for 2009, cash provided by investing activities and cash used in financing activities were both increased by $4,456,940 from amounts previously reported, and for 2008, cash used in investing activities increased by $102,871, with a corresponding decrease in cash used by financing activities.  The Company made an assessment of the materiality of this item and concluded that it was immaterial.  Accordingly, in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” Schedule II has been revised to correct the immaterial error.

See accompanying report of independent registered accounting firm.

72 of 73

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Benefits,				Benefits,	Amortization
	Deferred	Losses,				Claims,	of Deferred
	Policy	and Loss			Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premium
	Cost	Expenses	Premiums	Revenue	Income	Expenses	Costs	Costs	Written

Year ended
December 31, 2010
Property &
Casualty	$4,300,927	$61,559,695	$15,929,948	$28,152,202	$3,489,498	$18,470,115	$7,282,546	$140,017	$25,270,320

Year ended
December 31, 2009
Property &
Casualty	$4,955,636	$71,585,408	$18,811,415	$30,774,471	$4,325,123	$19,545,761	$7,612,716	$663,632	$29,635,898

Year ended
December 31, 2008
Property &
Casualty	$5,219,892	$78,654,590	$19,962,118	$33,949,695	$5,829,304	$20,592,730	$8,261,324	$586,556	$31,175,204

73 of 73