Form 10-Q
period 2011-03-31
UNICO AMERICAN CORP
filed 2011-05-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes__ No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __           Accelerated filer __

Non-accelerated filer __             Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, $0 par value per share	5,334,283

1 of 20

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: March 31,
2011 - $122,414,283; December 31, 2010 - $123,301,280)	$125,231,141	$126,711,982
Short-term investments, at cost	5,902,740	6,465,649
Total Investments	131,133,881	133,177,631
Cash	30,675	45,210
Accrued investment income	626,210	690,718
Premiums and notes receivable, net	5,117,253	4,364,393
Reinsurance recoverable:
Paid losses and loss adjustment expenses	87,691	48,877
Unpaid losses and loss adjustment expenses	10,790,886	11,816,314
Deferred policy acquisition costs	4,322,339	4,300,927
Property and equipment (net of accumulated depreciation)	1,688,757	1,630,574
Deferred income taxes	998,198	1,059,557
Other assets	506,667	540,519
Total Assets	$155,302,557	$157,674,720

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$58,077,968	$61,559,695
Unearned premiums	15,968,996	15,929,948
Advance premium and premium deposits	1,177,150	829,746
Income taxes payable	240,937	1,175
Accrued expenses and other liabilities	5,761,277	6,000,340
Total Liabilities	$81,226,328	$84,320,904

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,334,283 at March 31, 2011, and 5,333,081 at December 31, 2010	$3,554,976	$3,554,973
Accumulated other comprehensive income	1,859,126	2,251,063
Retained earnings	68,662,127	67,547,780
Total Stockholders’ Equity	$74,076,229	$73,353,816

Total Liabilities and Stockholders' Equity	$155,302,557	$157,674,720

See notes to unaudited consolidated financial statements.

2 of 20

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2011	2010
REVENUES
Insurance Company Revenues
Premium earned	$7,959,539	$9,389,158
Premium ceded	1,323,401	1,946,931
Net premium earned	6,636,138	7,442,227
Investment income	772,362	938,258
Other income	170,346	180,126
Total Insurance Company Revenues	7,578,846	8,560,611

Other Revenues from Insurance Operations
Gross commissions and fees	1,003,889	1,249,138
Investment income	1,035	1,060
Finance charges and fees earned	20,508	85,782
Other income	3,567	1,222
Total Revenues	8,607,845	9,897,813

EXPENSES
Losses and loss adjustment expenses	3,387,067	5,308,149
Policy acquisition costs	1,773,160	1,886,826
Salaries and employee benefits	1,012,445	888,989
Commissions to agents/brokers	54,167	191,978
Other operating expenses	654,832	857,440
Total Expenses	6,881,671	9,133,382

Income Before Taxes	1,726,174	764,431
Income Tax Expense	611,827	265,238
Net Income	$1,114,347	$499,193

PER SHARE DATA
Basic
Earnings Per Share	$0.21	$0.09
Weighted Average Shares	5,334,213	5,306,204

Diluted
Earnings Per Share	$0.21	$0.09
Weighted Average Shares	5,358,106	5,349,923

See notes to unaudited consolidated financial statements.

3 of 20

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31
	2011	2010

Net Income	$1,114,347	$499,193
Other changes in comprehensive income, net of tax:
Unrealized (losses) on securities classified as
available-for-sale arising during the period	(391,937)	(133,799)
Comprehensive Income	$722,410	$365,394

See notes to unaudited consolidated financial statements.

4 of 20

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2011	2010
Cash flows from operating activities:
Net Income	$1,114,347	$499,193
Adjustments to reconcile net income to net cash from operations
Depreciation	13,548	30,607
Bond amortization, net	39,998	10,965
Other	—	12,332
Changes in assets and liabilities
Premium, notes and investment income receivable	(688,352)	(109,773)
Reinsurance recoverable	986,614	838,922
Deferred policy acquisition costs	(21,412)	108,943
Other assets	32,260	(64,531)
Unpaid losses and loss adjustment expenses	(3,481,727)	(2,048,004)
Unearned premium	39,048	(920,199)
Advance premium and premium deposits	347,404	330,458
Accrued expenses and other liabilities	(239,063)	333,031
Income taxes current/deferred	504,621	266,996
Net Cash (Used) by Operating Activities	(1,352,714)	(711,060)

Cash flows from investing activities
Purchase of fixed maturity investments	(350,000)	(1,297,000)
Proceeds from maturity of fixed maturity investments	1,196,998	8,500,000
Net decrease (increase) in short-term investments	562,909	(6,602,836)
Additions to property and equipment	(71,731)	—
Net Cash Provided by Investing Activities	1,338,176	600,164

Cash flows from financing activities
Proceeds from issuance of common stock	3	—
Net Cash Provided by Financing Activities	3	—

Net decrease in cash	(14,535)	(110,896)
Cash at beginning of period	45,210	118,512
Cash at End of Period	$30,675	$7,616

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$108,800	—

See notes to unaudited consolidated financial statements.

5 of 20

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentations.

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

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques. (See Note 7.)

The Company has used the following methods and assumptions in estimating its fair value disclosures:

  Fixed Maturities:

o        Investment securities, excluding long-term certificates of deposit - Fair values are obtained from a national quotation service.

o        Long-term certificates of deposit - The carrying amounts reported at cost in the balance sheet for these instruments approximate their fair values.

  Cash and short-term investments - The carrying amounts reported at cost in the balance sheet approximate their fair values given the short-term nature of these instruments.
  Premiums and notes receivable - The carrying amounts reported at cost in the balance sheet approximate their fair values given the short-term nature of these instruments.
6 of 20

NOTE 2 - REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2011, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

NOTE 3 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
	2011	2010
Basic Earnings Per Share
Net income numerator	$1,114,347	$499,193

Weighted average shares outstanding denominator	5,334,213	5,306,204

Basic earnings per share	$0.21	$0.09

Diluted Earnings per Share
Net income numerator	$1,114,347	$499,193

Weighted average shares outstanding	5,334,213	5,306,204
Effect of dilutive securities	23,893	43,719
Diluted shares outstanding denominator	5,358,106	5,349,923

Diluted earnings per share	$0.21	$0.09

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In January 2010, the FASB issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for the interim reporting period ended March 31, 2011. The Company adopted the new standard, and the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2007 and California state income tax authorities for tax returns filed starting at taxable year 2006. The Company has been notified that its U.S. federal income tax return for the 2009 tax year has been selected for examination.

7 of 20

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Since adoption of ASC 740 and as of March 31, 2011, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not incurred interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 6 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 88% of consolidated revenues for the three months ended March 31, 2011, compared to 86% of consolidated revenues for the three months ended March 31, 2010. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2011	2010
Revenues
Insurance company operation	$7,578,846	$8,560,611

Other insurance operations	3,222,420	3,659,299
Intersegment eliminations (1)	(2,193,421)	(2,322,097)
Total other insurance operations	1,028,999	1,337,202

Total revenues	$8,607,845	$9,897,813

Income Before Income Taxes
Insurance company operation	$2,133,259	$1,231,813
Other insurance operations	(407,085)	(467,382)
Total income before income taxes	$1,726,174	$764,431

	As of
	March 31	December 31
	2011	2010
Assets
Insurance company operation	$138,758,663	$140,555,882
Intersegment eliminations (2)	(970,280)	(600,113)
Total insurance company operation	137,788,383	139,955,769

Other insurance operations	17,514,174	17,718,951

Total assets	$155,302,557	$157,674,720

(1)      Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Unico.

(2)      Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

8 of 20

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

The carrying values and estimated fair values of the Company’s consolidated financial instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments (*)	$125,231,141	$125,231,141	$126,711,982	$126,711,982

* This table excludes short-term investments which are carried at amortized cost in the consolidated balance sheets and approximate their fair values given the short-term nature of these instruments.

   The estimated carrying values of the Company’s consolidated financial instruments as of March 31, 2011 and December 31, 2010 allocated among the three levels mentioned above were as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2011
Available for sale:
Fixed maturities
U.S. treasury securities	$98,613,141	$—	$—	$98,613,141
Certificates of deposit	—	26,618,000	—	26,618,000
Total fixed maturities	$98,613,141	$26,618,000	$—	$125,231,141

December 31, 2010
Available for sale:
Fixed maturities
U.S. treasury securities	$99,246,984	$—	$—	$99,246,984
Certificates of deposit	—	27,464,998	—	27,464,998
Total fixed maturities	$96,246,984	$27,464,998	$—	$126,711,982

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

The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2011 and 2010.

9 of 20

NOTE 8 – INVESTMENTS

The Company manages its own investment portfolio. A summary of net investment and related income is as follows:

	Three Months Ended March 31
	2011	2010

Fixed maturities	$770,397	$930,102
Short-term investments	3,000	9,216
Total investment income	$773,397	$939,318

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
Available for sale:
Fixed maturities
Certificates of deposit	$26,618,000	—	—	$26,618,000
U.S. treasury securities	95,796,283	$2,816,858	—	98,613,141
Total fixed maturities	$122,414,283	$2,816,858	—	$125,231,141

December 31, 2010
Available for sale:
Fixed maturities
Certificates of deposit	$27,464,998	—	—	$27,464,998
U.S. treasury securities	95,836,282	$3,410,702	—	99,246,984
Total fixed maturities	$123,301,280	$3,410,702	—	$126,711,982

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2011	2010

Gross unrealized appreciation of fixed maturities	$2,816,858	$3,410,702
Gross unrealized (depreciation) of fixed maturities	—	—
Net unrealized appreciation on investments	2,816,858	3,410,702
Deferred federal tax expense	957,732	1,159,639
Net unrealized appreciation, net of deferred income taxes	$1,859,126	$2,251,063

The Company had no investments in an unrealized loss position as of March 31, 2011, and as of December 31, 2010.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, the impairment representing a credit loss is written off as a realized loss through the Consolidated Statements of Operations, and the impairment related to non-credit factors is recorded through the Consolidated Statements of Comprehensive Income. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments, and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs.

The Company did not sell any fixed maturity investments in the three months ended March 31, 2011 and 2010.

10 of 20

Short-term investments consist of the following:

	March 31	December 31
	2011	2010

U.S. government money market fund	$821,064	$121,751
Short-term U.S. treasury bills	3,299,285	4,398,003
Bank money market accounts	1,330,530	1,494,033
Certificates of deposit	450,000	450,000
Bank savings accounts	1,861	1,862
Total short-term investments	$5,902,740	$6,465,649

NOTE 9 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to help the Company get its Trucking Program started failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The agent has not paid any subsequent premium to Unifax. The Company subsequently commenced legal proceedings against the agent corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent’s balance due to Unifax was $1,495,226, as of March 31, 2011. The bad debt reserve for this agent is $1,101,835, as of March 31, 2011. The Company’s bad debt reserve is subject to change as more information becomes available.

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

Total revenue for the three months ended March 31, 2011, was $8,607,845 compared to $9,897,813 for the three months ended March 31, 2010, a decrease of $1,289,968 (13%). The Company had net income of $1,114,347 for the three months ended March 31, 2011, compared to $499,193 for the three months ended March 31, 2010, an increase of $615,154 (123%).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operation, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 88% and 86% of consolidated revenues for the three months ended March 31, 2011 and 2010, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. As of March 31, 2011, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business has been written in the state of California.

11of 20

A.M. Best Company assigned Crusader a financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent). These ratings were reaffirmed by A.M. Best Company in December of 2010.

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

Premium written before reinsurance decreased $470,371 (6%) to $7,998,588 for the three months ended March 31, 2011, compared to $8,468,959 for the three months ended March 31, 2010.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended March 31
	2011	2010	Increase (Decrease)

Net premium earned	$6,636,138	$7,442,227	$(806,089)

Less:
Losses and loss adjustment expenses	3,387,067	5,308,149	(1,921,082)
Policy acquisition costs	1,773,160	1,886,826	(113,666)
Total	5,160,227	7,194,975	(2,034,748)

Underwriting profit (before income taxes)	$1,475,911	$247,252	$1,228,659

The increase in underwriting profit (before income tax) for the three months ended March 31, 2011, compared to the prior year period, as shown in the above table, is primarily the result of a decrease in losses and loss adjustment expenses and policy acquisition costs, offset in part by a decrease in net earned premium. Losses and loss adjustment expenses were 51% of net premium earned for the three months ended March 31, 2011, compared to 71% of net premium earned for the three months ended March 31, 2010.

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended March 31
	2011	2010	Increase (Decrease)

Losses and loss adjustment expenses:
Current accident year	$4,653,124	$7,315,970	$(2,662,846)
Favorable development of all prior accident years	1,266,057	2,007,821	(741,764)
Total losses and loss adjustment expenses	$3,387,067	$5,308,149	$(1,921,082)

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 12% and 13% of total revenues in the three months ended March 31, 2011, and 2010, respectively.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $128,317,023 (at amortized cost) at March 31, 2011, compared to $129,766,929 (at amortized cost) at December 31, 2010. Investment income decreased $165,921 (18%) to $773,397 for the three months ended March 31, 2011, compared to $939,318 for the three months ended March 31, 2010. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 2.4% for the three months ended March 31, 2011, from 2.7% for the three months ended March 31, 2010. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

12 of 20

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2011, the Company had cash and investments of $128,347,698 (at amortized cost) of which $126,736,319 (99%) were cash and investments of Crusader.

As of March 31, 2011, the Company had invested $122,414,283 (at amortized cost) or 95% of its invested assets in fixed maturity obligations. In accordance with ASC 320, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $122,414,283 (at amortized cost) include $95,796,283 (78%) of U.S. treasury securities and $26,618,000 (22%) of long-term certificates of deposit.

The remaining balance of the Company's investments are in short-term investments that include bank money market accounts, U.S. treasury bills, certificates of deposit, and a short-term treasury money market fund.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three months ended March 31, 2011, the Company did not repurchase any stock under this program and the previously adopted programs. As of March 31, 2011, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 247,356 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

In June 2010, the Company completed its search for a new policy administration software system to replace its existing legacy system, and the Company signed related contracts on July 8, 2010.  The Company has concerns about the basis for the vendor’s delay in the implementation of the system and about the new system’s expected functionality.  The Company is working with the vendor to resolve the issues and to renegotiate the contracts.  As of March 31, 2011, the Company had capitalized work-in-progress software in the amount of $1,514,077 of which $1,431,917 remains unpaid.

The increase in net cash used by operating activities for the three months ended March 31, 2011 compared to the prior year period was primarily due to declining written premium and declining commission and fee income. The decrease in written premium is primarily due to the competitive insurance marketplace. The Company believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. The increase in net cash used in operating activities was also attributable to decreased investment income resulting from the lower yields in the marketplace on both new and reinvested assets. In addition, cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of March 31, 2011, the Company had only 546 open claims. Although the consolidated statements of cash flows continues to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of March 31, 2011, all of the Company’s investments are in U.S. treasury securities, investment grade bonds, certificates of deposit and money market funds, which are readily marketable. The weighted average maturity of the Company’s investments is approximately 1.1 years.

13 of 20

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2011, net of trust restrictions of $554,092, statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2011, to the three months ended March 31, 2010, unless otherwise indicated.

The Company had net income of $1,114,347 for the three months ending March 31, 2011, compared to net income of $499,193 for the three months ended March 31, 2010, an increase in net income of $615,154 (123%). Total revenues for the three months ended March 31, 2011, decreased $1,289,968 (13%) to $8,607,845, compared to total revenue of $9,897,813 for the three months ended March 31, 2010.

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement decreased $470,371 (6%) to $7,998,588 for the three months ended March 31, 2011, compared to $8,468,959 for the three months ended March 31, 2010. The decrease in written premium in 2011 reflected heightened competition, weak economic growth and management’s continued emphasis on rate adequacy and underwriting discipline.

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

Premium earned before reinsurance decreased $1,429,619 (15%) to $7,959,539 for the three months ended March 31, 2011, compared to $9,389,158 for the three months ended March 31, 2010. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium before reinsurance is a direct result of the decrease in written premium during the twelve-month period ended March 31, 2011, as compared to premium written during the twelve-month period ended March 31, 2010.

Earned ceded premium decreased $623,530 (32%) to $1,323,401 for the three months ended March 31, 2011, compared to $1,946,931 for the three months ended March 31, 2010. Total earned ceded premium was 17% of direct earned premium in the three months ended March 31, 2011, and 21% of direct earned premium in the three months ended March 31, 2010. The decrease in earned ceded premium is primarily a result of a decrease in direct premium earned and to decreases in the rates charged by Crusader’s reinsurers due to changes in the Company’s retention and participation in its reinsurance treaties. In 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2011, all such ceded contracts are accounted for as risk transfer reinsurance.

Direct earned premium and earned ceded premium are as follows:

	Three Months Ended March 31
	2011	2010	Increase (Decrease)

Direct earned premium	$7,959,539	$9,389,158	$(1,429,619)
Earned ceded premium	1,323,401	1,946,931	(623,530)
Net earned premium	$6,636,138	$7,442,227	$(806,089)

14 of 20

In 2009 and 2010 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

The 2007 through 2009 excess of loss treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each twelve-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses. As of March 31, 2011, the Company has received a total net contingent commission of $3,643,768 for the years subject to contingent commission. Of this amount, the Company has recognized $2,478,385 of contingent commission income, of which $154,517 was recognized in the three months ended March 31, 2011. The remaining balance of the net payments received of $1,165,383 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheet at March 31, 2011. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Investment income decreased $165,921 (18%) to $773,397 for the three months ended March 31, 2011, compared to investment income of $939,318 for the three months ended March 31, 2010. The Company had no realized gains or losses for the three months ended March 31, 2011 and 2010. The decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 2.4% for the three months ended March 31, 2011, from 2.7% in the prior year period. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2011	2010

Average Invested Assets*	$129,041,976	$137,292,962
Total Investment Income	$773,397	$939,318
Annualized Yield on Average Invested Assets	2.4%	2.7%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2011, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2011	46,842,000	46,873,263	47,137,235	1.8%
December 31, 2012	58,080,000	58,168,407	60,221,875	3.3%
December 31, 2013	17,196,000	17,272,613	17,772,031	2.0%
December 31, 2014	-	-	-
December 31, 2015	100,000	100,000	100,000	1.9%
Total	$122,218,000	$122,414,283	$125,231,141	2.5%

The weighted average maturity of the Company’s fixed maturity investments was 1.1 years as of March 31, 2011, and 1.6 years as of March 31, 2010. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

15 of 20

As of March 31, 2011, the Company held fixed maturity investments with unrealized appreciation of $2,816,858 and held no fixed maturity investments with unrealized depreciation. The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, the amount related to a credit loss is recognized in earnings and the amount related to other factors is recorded in the consolidated statements of comprehensive income (loss). The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company did not sell any fixed maturity investments in the three months ended March 31, 2011 and 2010. The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.

Gross commissions and fees decreased $245,249 (20%) to $1,003,889 for the three months ended March 31, 2011, compared to commissions and fees of $1,249,138 for the three months ended March 31, 2010.

The decreases in gross commission and fee income for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, are as follows:

	Three Months Ended
	March 31		Increase
	2011	2010	(Decrease)

Policy fee income	$467,781	$511,046	$(43,265)
Health insurance program	370,295	530,228	(159,933)
Membership and fee income	40,948	57,386	(16,438)
Other commission and fee income	—	85	(85)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	60,157	82,520	(22,363)
Contingent commission	64,708	67,873	(3,165)
Total	$1,003,889	$1,249,138	$(245,249)

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” Policy fee income decreased $43,265 (8%) in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease in policy fee income is directly related to a decrease in the number of policies issued in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $159,933 (30%) in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease is primarily due to the termination of AIB’s marketing and administrative agreement with CIGNA effective August 31, 2010. The decision to terminate the agreement was primarily a result of CIGNA’s decision to reduce the number of plans offered. On September 1, 2010, AIB stopped marketing all CIGNA products.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $16,438 (29%) for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This decrease was primarily a result of the termination of the marketing and administrative agreement with CIGNA as discussed above.

AIB has developed a new partnership with Guardian Life Insurance Company of America (GLIC). Effective October 1, 2010, AIB has been marketing GLIC’s dental and group life products to both brokers and the public. GLIC has created plans specifically for AIB.

16 of 20

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $22,363 (27%) for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease in commission income is primarily due to the decrease in premiums written in this program as a result of intense competition in the marketplace.

Finance charges and fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), decreased $65,274 (76%) for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease is primarily attributable to AAC reducing the interest rate charged on premiums financed to 0% beginning July 20, 2010. AAC only provides premium financing for Crusader policies produced by Unifax in California. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business for Crusader.

Losses and loss adjustment expenses were 51% of net premium earned for the three months ended March 31, 2011, compared to 71% of net premium earned for the three months ended March 31, 2010.

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended March 31
	2011	2010	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$4,653,124	$7,315,970	$(2,662,846)
Favorable development of all prior accident years	1,266,057	2,007,821	(741,764)
Total	$3,387,067	$5,308,149	$(1,921,082)

The net claims costs incurred by the Company during the first quarter of 2011 for all accident years were lower than expected; aberrations are normal for smaller insurers like the Company.  The accident year 2010 losses and loss adjustment expenses incurred in the first quarter of 2010 were higher than expected due primarily to an unexpectedly high number of property claims on one of the Company’s relatively new programs. Management took immediate corrective action on that program; the program’s loss ratio has improved during the past year, and Management expects the program's loss ratio will continue to improve over time.

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

17 of 20

At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by the Company’s chief executive officer, the Company’s chief financial officer, and an independent consulting actuary. The Company uses the industry standard loss development and Bornhuetter-Ferguson methods to estimate ultimate claims costs. In general the loss development methods are more appropriate for older more mature accident years, and the Bornhuetter-Ferguson methods are more appropriate for recent accident years. The claims costs incurred during the first quarter for 2011 were below expected, and the claim costs incurred during the first quarter of 2010 were above expected. Management reviews such differences to determine whether they are merely statistical aberrations that are a normal part of the process, or whether they are an indication that a change in assumptions to estimate ultimate claims costs is appropriate. Management believes that the lower claims costs incurred in the first quarter of 2011, and that the higher claims cost incurred in the first quarter of 2010, are normal statistical aberrations, differences between actual and expected claim costs. Such statistical aberrations can emerge from time to time, particularly in the claim costs of an insurer the size of the Company. Management does not believe that a change in assumptions to estimate ultimate claims costs for the current accident year is appropriate. The differences between actual and expected claims costs are typically not due to one specific factor, but to a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors. Any differences between actual and expected claims costs are reflected in the operating results of the periods in which the actual costs emerge. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable estimates of the amount that will ultimately be required to cover the cost of claims occurring on or before the valuation date, for both reported and unreported.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 27% of net premium earned for the three months ended March 31, 2011, compared to 25% of net premium earned for the three months ended March 31, 2010.

Salaries and employee benefits increased $123,456 (14%) to $1,012,445 for the three months ended March 31, 2011, compared to salary and employee benefits of $888,989 for the three months ended March 31, 2010. This increase is primarily a result of the effect of an adjustment of approximately $249,000 recorded in the quarter ended March 31, 2010, to reflect a decrease in the Company’s annual contribution to the employee profit sharing plan for the plan year ending March 31, 2010.

Commissions to agents/brokers decreased $137,811 (72%) to $54,167 for the three months ended March 31, 2011, compared to commission expense of $191,978 for the three months ended March 31, 2010. The decrease in the three months ended March 31, 2011, is primarily due to the decrease in written premium in the health insurance program and the corresponding decrease in commission expense paid to agents and brokers producing the business for that program.

Other operating expenses decreased $202,608 (24%) to $654,832 for the three months ended March 31, 2011, compared to $857,440 for the three months ended March 31, 2010. The decrease in other operating expenses in the three months ended March 31, 2011 is primarily due to a decrease in the bad debt expense of approximately $153,000 and a decrease in the general corporate legal expenses of approximately $23,000 as compared to the three months ended March 31, 2010.

Income tax provision was an expense of $611,827 (35% of pre-tax income) for the three months ended March 31, 2011, compared to an income tax expense of $265,238 (35% of pre-tax income) for the three months ended March 31, 2010. The increase in income tax expense was primarily due to an increase in pre-tax income to $1,726,174 in the three months ended March 31, 2011, compared to pre-tax income of $764,431 in the three months ended March 31, 2010.

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

The Company’s invested assets consist of the following:

	March 31 2011	December 31 2010	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$95,796,283	$95,836,282	$(39,999)
Short-term cash investments (at cost)	5,902,738	6,465,649	(562,911)
Certificates of deposit (over 1 year, at cost)	26,618,000	27,464,998	(846,998)

Total invested assets	$128,317,021	$129,766,929	$(1,449,908)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2011, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010, in response to Item 1A to Part I of Form 10-K.

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

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date:   May 13, 2011    By:   /s/ CARY L. CHELDIN

                                Cary L. Cheldin

                                Chairman of the Board, President and Chief

                                Executive Officer, (Principal Executive Officer)

Date:   May 13, 2011    By:   /s/ LESTER A. AARON

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