Form 10-Q
period 2011-06-30
UNICO AMERICAN CORP
filed 2011-08-12
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __ Accelerated filer __

Non-accelerated filer __ Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock, $0 par value per share	5,335,112

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2011	2010
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: June 30,
2011 - $116,259,839; December 31, 2010 - $123,301,280)	$119,763,766	$126,711,982
Short-term investments, at cost	12,027,081	6,465,649
Total Investments	131,790,847	133,177,631
Cash	70,055	45,210
Accrued investment income	665,111	690,718
Premiums and notes receivable, net	5,654,423	4,364,393
Reinsurance recoverable:
Paid losses and loss adjustment expenses	48,899	48,877
Unpaid losses and loss adjustment expenses	9,656,849	11,816,314
Deferred policy acquisition costs	4,377,725	4,300,927
Property and equipment (net of accumulated depreciation)	1,701,094	1,630,574
Deferred income taxes	779,668	1,059,557
Other assets	533,304	540,519
Total Assets	$155,277,975	$157,674,720

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$57,065,775	$61,559,695
Unearned premiums	16,383,978	15,929,948
Advance premium and premium deposits	1,094,529	829,746
Income taxes payable	—	1,175
Accrued expenses and other liabilities	5,508,271	6,000,340
Total Liabilities	$80,052,553	$84,320,904

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,333,159 at June 30, 2011, and 5,333,081 at December 31, 2010	$3,554,424	$3,554,973
Accumulated other comprehensive income	2,312,592	2,251,063
Retained earnings	69,358,406	67,547,780
Total Stockholders’ Equity	$75,225,422	$73,353,816

Total Liabilities and Stockholders' Equity	$155,277,975	$157,674,720

See notes to unaudited consolidated financial statements.

 UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
REVENUES
Insurance Company Revenues
Premium earned	$8,040,029	$8,962,425	$15,999,568	$18,351,583
Premium ceded	1,329,545	1,873,791	2,652,946	3,820,722
Net premium earned	6,710,484	7,088,634	13,346,622	14,530,861
Investment income	766,501	907,400	1,538,863	1,845,658
Other income	168,742	175,159	339,088	355,285
Total Insurance Company Revenues	7,645,727	8,171,193	15,224,573	16,731,804

Other Revenues from Insurance Operations
Gross commissions and fees	911,396	1,129,115	1,915,285	2,378,253
Investment income	400	1,079	1,435	2,139
Finance charges and fees earned	18,273	81,453	38,781	167,235
Other income	3,203	4,195	6,770	5,417
Total Revenues	8,578,999	9,387,035	17,186,844	19,284,848

EXPENSES
Losses and loss adjustment expenses	3,871,531	4,574,615	7,258,598	9,882,764
Policy acquisition costs	1,771,705	1,843,160	3,544,865	3,729,986
Salaries and employee benefits	1,110,075	1,280,353	2,122,520	2,169,342
Commissions to agents/brokers	57,101	170,763	111,268	362,741
Other operating expenses	680,901	883,473	1,335,733	1,740,913
Total Expenses	7,491,313	8,752,364	14,372,984	17,885,746

Income Before Taxes	1,087,686	634,671	2,813,860	1,399,102
Income Tax Expense	380,999	186,448	992,826	451,686
Net Income	$706,687	$448,223	$1,821,034	$947,416

PER SHARE DATA:
Basic
Earnings Per Share	$0.13	$0.08	$0.34	$0.18
Weighted Average Shares	5,334,119	5,308,548	5,334,166	5,307,376
Diluted
Earnings Per Share	$0.13	$0.08	$0.34	$0.18
Weighted Average Shares	5,357,960	5,350,429	5,358,014	5,350,176

 See notes to unaudited consolidated financial statements.

 UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net Income	$706,687	$448,223	$1,821,034	$947,416
Other changes in comprehensive income, net of tax:
Unrealized gains on securities classified as available-for-sale arising during the period	453,466	246,774	61,529	112,975
Comprehensive Income	$1,160,153	$694,997	$1,882,563	$1,060,391

See notes to unaudited consolidated financial statements.

 UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30
	2011	2010
Cash flows from operating activities:
Net Income	$1,821,034	$947,416
Adjustments to reconcile net income to net cash from operations
Depreciation	28,569	64,017
Bond amortization, net	80,445	39,100
Changes in assets and liabilities
Premium, notes and investment income receivable	(1,264,423)	14,806
Reinsurance recoverable	2,159,443	2,335,623
Deferred policy acquisition costs	(76,798)	274,435
Other assets	17,022	(59,575)
Unpaid losses and loss adjustment expenses	(4,493,920)	(4,663,914)
Unearned premiums	454,030	(1,337,769)
Advance premium and premium deposits	264,783	54,583
Accrued expenses and other liabilities	(492,069)	(321,605)
Income taxes current/deferred	237,208	(3,598)
Net Cash (Used) by Operating Activities	(1,264,676)	(2,656,481)

Cash flows from investing activities:
Purchase of fixed maturity investments	(3,849,000)	(15,962,258)
Proceeds from maturity of fixed maturity investments	10,809,998	22,350,000
Net increase in short-term investments	(5,561,432)	(3,795,983)
Additions to property and equipment	(99,089)	(52,406)
Net Cash Provided by Investing Activities	1,300,477	2,539,353

Cash flows from financing activities:
Proceeds from issuance of common stock	3	31,878
Repurchase of common stock	(10,959)	—
Net Cash (Used) Provided by Financing Activities	(10,956)	31,878

Net increase (decrease) in cash	24,845	(85,250)
Cash at beginning of period	45,210	118,512
Cash at End of Period	$70,055	$33,262

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$758,800	$458,800

See notes to unaudited consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques. (See Note 7)

The Company has used the following methods and assumptions in estimating its fair value disclosures:

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

NOTE 2 - REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three and six months ended June 30, 2011, the Company repurchased 1,124 shares of the Company’s common stock in unsolicited private transactions at a cost of $10,959, of which $552 was allocated to capital and $10,407 was allocated to retained earnings. As of June 30, 2011, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 246,232 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

NOTE 3 - EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Basic Earnings Per Share
Net income numerator	$706,687	$448,223	$1,821,034	$947,416

Weighted average shares outstanding denominator	5,334,119	5,308,548	5,334,166	5,307,376

Basic Earnings Per Share	$0.13	$0.08	$0.34	$0.18

Diluted Earnings per Share
Net income numerator	$706,687	$448,223	$1,821,034	$947,416

Weighted average shares outstanding	5,334,119	5,308,548	5,334,166	5,307,376
Effect of dilutive securities	23,841	41,881	23,848	42,800
Diluted shares outstanding denominator	5,357,960	5,350,429	5,358,014	5,350,176

Diluted Earnings Per Share	$0.13	$0.08	$0.34	$0.18

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In January 2010, the Financial Accounting Standards Board (FASB) issued a new standard related to fair value measurements and disclosures, which amends the earlier FASB standard to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for the interim reporting period ended March 31, 2011. The Company adopted the new standard, and the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944). The new standard modifies the types of policy acquisition costs that can be capitalized and are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, inspection costs and broker commissions. The ASU defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. The new guidance is effective for interim periods and annual fiscal years beginning after December 15, 2011, and may be applied prospectively or retrospectively.  The Company is currently in the process of evaluating the impact of adoption of the new standard on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (ASC 820).  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The new guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the new standard and to quantify the total effect, if practicable. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASC 220).  The new standard requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  The ASU does not change the items that must be reported in other comprehensive income.  The new guidance is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2007 and California state income tax authorities for tax returns filed starting at taxable year 2006. The Company is currently undergoing an examination of its U.S. federal income tax return for the 2009 tax year.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Since adoption of ASC 740 and as of June 30, 2011, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not incurred interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 6 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the three and six months ended June 30, 2011, compared to 87% of consolidated revenues for the three and six months ended June 30, 2010. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues and income before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues
Insurance company operation	$7,645,727	$8,171,193	$15,224,573	$16,731,804

Other insurance operations	3,252,034	3,558,680	6,474,454	7,217,979
Intersegment eliminations (1)	(2,318,762)	(2,342,838)	(4,512,183)	(4,664,935)
Total other insurance operations	933,272	1,215,842	1,962,271	2,553,044

Total revenues	$8,578,999	$9,387,035	$17,186,844	$19,284,848

Income (Loss) Before Income Taxes
Insurance company operation	$1,555,339	$1,562,823	$3,688,598	$2,794,636
Other insurance operations	(467,653)	(928,152)	(874,738)	(1,395,534)
Total income before income taxes	$1,087,686	$634,671	$2,813,860	$1,399,102

Assets by segment are as follows:

	As of
	June 30	December 31
	2011	2010
Assets
Insurance company operation	$131,289,096	$140,555,882
Intersegment eliminations (2)	(2,268,751)	(600,113)
Total insurance company operation	129,020,345	139,955,769
Other insurance operations	26,257,630	17,718,951
Total assets	$155,277,975	$157,674,720

(1)      Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of Unico.

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

The carrying values and estimated fair values of the Company’s consolidated financial instruments as of June 30, 2011, and December 31, 2010, were as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments *	$119,763,766	$119,763,766	$126,711,982	$126,711,982

* This table excludes short-term investments which are carried at amortized cost in the consolidated balance sheets and approximate their fair values given the short-term nature of these instruments.

The estimated carrying values of the Company’s consolidated financial instruments as of June 30, 2011, and December 31, 2010, allocated among the three levels mentioned above were as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2011
Available for sale:
Fixed maturities
U.S. treasury securities	$99,259,766	$—	$—	$99,259,766
Certificates of deposit	—	20,504,000	—	20,504,000
Total fixed maturities	$99,259,766	$20,504,000	$—	$119,763,766

December 31, 2010
Available for sale:
Fixed maturities
U.S. treasury securities	$99,246,984	$—	$—	$99,246,984
Certificates of deposit	—	27,464,998	—	27,464,998
Total fixed maturities	$96,246,984	$27,464,998	$—	$126,711,982

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

The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and six months ended June 30, 2011 and 2010.

NOTE 8 – INVESTMENTS

The Company manages its own investment portfolio. A summary of net investment and related income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Fixed maturities	$764,840	$902,256	$1,535,237	$1,832,358
Short-term investments	2,061	6,223	5,061	15,439
Total investment income	$766,901	$908,479	$1,540,298	$1,847,797

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
Available for sale:
Fixed maturities
Certificates of deposit	$20,504,000	$—	$—	$20,504,000
U.S. treasury securities	95,755,839	3,503,927	—	99,259,766
Total fixed maturities	$116,259,839	$3,503,927	$—	$119,763,766

December 31, 2010
Available for sale:
Fixed maturities
Certificates of deposit	$27,464,998	$—	$—	$27,464,998
U.S. treasury securities	95,836,282	3,410,702	—	99,246,984
Total fixed maturities	$123,301,280	$3,410,702	$—	$126,711,982

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2011	2010

Gross unrealized appreciation of fixed maturities	$3,503,927	$3,410,702
Gross unrealized (depreciation) of fixed maturities	—	—
Net unrealized appreciation on investments	3,503,927	3,410,702
Deferred federal tax expense	1,191,335	1,159,639
Net unrealized appreciation, net of deferred income taxes	$2,312,592	$2,251,063

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

The Company did not sell any fixed maturity investments in the three and six months ended June 30, 2011 and 2010.

Short-term investments consist of the following:

	June 30, 2011	December 31, 2010
U.S. government money market fund	$7,006	$121,751
Short-term U.S. treasury bills	10,299,895	4,398,003
Bank money market accounts	1,468,318	1,494,033
Certificates of deposit	250,000	450,000
Bank savings accounts	1,862	1,862
Total short-term investments	$12,027,081	$6,465,649

NOTE 9 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to help the Company get its Trucking Program started failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The agent has not paid any subsequent premium to Unifax. The Company subsequently commenced legal proceedings against the agent corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent’s balance due to Unifax was $1,495,226, as of June 30, 2011. No interest has been accrued on this balance. The bad debt reserve for this agent is $1,101,835, as of June 30, 2011. The Company’s bad debt reserve is subject to change as more information becomes available.

In June 2010, the Company completed its search for a new policy administration software system to replace its existing legacy system, and the Company signed related contracts on July 8, 2010.  The Company has concerns about the vendor’s delay in the implementation of the system and the system’s functionality. The Company is working with the vendor to resolve those issues and intends to renegotiate the contracts. Accordingly, the amount currently capitalized of $1,514,077 as software work-in-progress and the related payable to the vendor of $1,431,917 are subject to change.

NOTE 10 – INCENTIVE STOCK PLANS

The Company’s 2011 Incentive Stock Option Plan covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. As of June 30, 2011, and through the date of this filing, there have been no stock options granted under the 2011 Incentive Stock Option Plan.

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

Total revenue for the three months ended June 30, 2011, was $8,578,999 compared to $9,387,035 for the three months ended June 30, 2010, a decrease of $808,036 (9%). Total revenue for the six months ended June 30, 2011, was $17,186,844 compared to $19,284,848 for the six months ended June 30, 2010, a decrease of $2,098,004 (11%). The Company had net income of $706,687 for the three months ended June 30, 2011, compared to $448,223 for the three months ended June 30, 2010, an increase of $258,464 (58%). For the six months ended June 30, 2011, the Company had net income of $1,821,034, compared to $947,416 for the six months ended June 30, 2010, an increase of $873,618 (92%).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operation, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 89% and 87% of consolidated revenues for the three and six months ended June 30, 2011 and 2010, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. As of June 30, 2011, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business has been written in the state of California.

A.M. Best Company assigned Crusader a financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent). These ratings were reaffirmed by A.M. Best Company in December of 2010.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented. Premium written is earned on a pro-rata basis over the term of the policies.

Premium written before reinsurance decreased $89,845 (1%) to $8,455,010 for the three months ended June 30, 2011, compared to $8,544,855 for the three months ended June 30, 2010. Premium written before reinsurance decreased $560,215 (3%) to $16,453,598 for the six months ended June 30, 2011, compared to $17,013,813 for the six months ended June 30, 2010.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)

Net premium earned	$6,710,484	$7,088,634	$(378,150)	$13,346,622	$14,530,861	$(1,184,239)

Less:
Losses and loss adjustment expenses	3,871,531	4,574,615	(703,084)	7,258,598	9,882,764	(2,624,166)
Policy acquisition costs	1,771,705	1,843,160	(71,455)	3,544,865	3,729,986	(185,121)
Total	5,643,236	6,417,775	(774,539)	10,803,463	13,612,750	(2,809,287)

Underwriting Profit (Before Income Taxes)	$1,067,248	$670,859	$396,389	$2,543,159	$918,111	$1,625,048

The increase in underwriting profit (before income tax) for the three and six months ended June 30, 2011, compared to the prior year period, as shown in the above table, is primarily the result of a decrease in losses and loss adjustment expenses and policy acquisition costs, offset in part by a decrease in net earned premium. Losses and loss adjustment expenses were 58% and 54% of net premium earned for the three and six months ended June 30, 2011, respectively, compared to 65% and 68% of net premium earned for the three and six months ended June 30, 2010, respectively.

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$4,704,889	$6,466,259	$(1,761,370)	$9,358,013	$13,782,229	$(4,424,216)
Less: favorable development of all prior accident years	833,358	1,891,644	(1,058,286)	2,099,415	3,899,465	(1,800,050)
Total	$3,871,531	$4,574,615	$(703,084)	$7,258,598	$9,882,764	$(2,624,166)

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 11% and 13% of total revenues in the three and six months ended June 30, 2011, and 2010, respectively.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $128,286,920 (at amortized cost) at June 30, 2011, compared to $129,766,929 (at amortized cost) at December 31, 2010. Investment income decreased $141,578 (16%) and $307,499 (17%) for the three and six months ended June 30, 2011, respectively, as compared to the prior year periods. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 2.4% for the three and six months ended June 30, 2011, from 2.7% for the three and six months ended June 30, 2010. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2011, the Company had cash and investments of $128,356,975 (at amortized cost) of which $126,688,037 (99%) were cash and investments of Crusader.

As of June 30, 2011, the Company had invested $116,259,839 (at amortized cost) or 91% of its invested assets in fixed maturity obligations. In accordance with ASC 320, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $116,259,839 (at amortized cost) include $95,755,839 (82%) of U.S. treasury securities and $20,504,000 (18%) of long-term certificates of deposit.

The remaining balance of the Company’s investments are in short-term investments that include bank money market accounts, U.S. treasury bills, certificates of deposit, and a short-term treasury money market fund.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three and six months ended June 30, 2011, the Company repurchased 1,124 shares of the Company’s common stock in unsolicited private transactions at a cost of $10,959, of which $552 was allocated to capital and $10,407 was allocated to retained earnings. As of June 30, 2011, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 246,232 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

In June 2010, the Company completed its search for a new policy administration software system to replace its existing legacy system, and the Company signed related contracts on July 8, 2010.  The Company has concerns about the vendor’s delay in the implementation of the system and the system’s functionality. The Company is working with the vendor to resolve those issues and intends to renegotiate the contracts. Accordingly, the amount currently capitalized of $1,514,077 as software work-in-progress and the related payable to the vendor of $1,431,917 are subject to change.

As reflected on the Consolidated Statements of Cash Flows, the net cash used by operating activities in the six months ended June 30, 2011 was $1,264,676, a decrease of $1,391,805 compared to the six months ended June 30, 2010. The decrease in net cash used by operating activities was primarily due to the decrease in loss and loss adjustment expense payments offset in part by cash used by the Company’s premium finance subsidiary, American Acceptance Corporation, due to increased premium financing resulting from its 0% financing incentive program. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of June 30, 2011, the Company had only 540 open claims. Cash flows can change from period to period depending largely on the amount and the timing of claims payments and changes in premium earned. Although the consolidated statements of cash flows continues to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of June 30, 2011, all of the Company’s investments are in U.S. treasury securities, certificates of deposit and money market funds, which are readily marketable. The weighted average maturity of the Company’s investments is approximately one year.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2011, net of trust restrictions of $547,820, statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three and six months ended June 30, 2011, to the three and six months ended June 30, 2010, unless otherwise indicated.

The Company had net income of $706,687 for the three months ending June 30, 2011, compared to net income of $448,223 for the three months ended June 30, 2010, an increase in net income of $258,464 (58%). For the six months ended June 30, 2011, the Company had net income of $1,821,034 compared to net income of $947,416 for the six months ended June 30, 2010, an increase of $873,618 (92%). Total revenues decreased $808,036 (9%) to $8,578,999 for the three months and $2,098,004 (11%) to $17,186,844 for the six months ended June 30, 2011, compared to total revenues of $9,387,035 for the three months and $19,284,848 for the six months ended June 30, 2010.

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement decreased $89,845 (1%) and $560,215 (3%) to $8,455,010 and $16,453,598 for the three and six months ended June 30, 2011, respectively, compared to $8,544,855 and $17,013,813 for the three and six months ended June 30, 2010, respectively. The decrease in written premium in 2011 reflected heightened competition, weak economic growth and management’s continued emphasis on rate adequacy and underwriting discipline.

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

Premium earned before reinsurance decreased $922,396 (10%) and $2,352,015 (13%) to $8,040,029 and $15,999,568 for the three and six months ended June 30, 2011, respectively, compared to $8,962,425 and $18,351,583 for the three and six months ended June 30, 2010, respectively. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium before reinsurance is a direct result of the decrease in written premium during the twelve-month period ended June 30, 2011, as compared to premium written during the twelve-month period ended June 30, 2010.

Earned ceded premium decreased $544,246 (29%) and $1,167,776 (31%) to $1,329,545 and $2,652,946 for the three and six months ended June 30, 2011, respectively, compared to $1,873,791 and $3,820,722 for the three and six months ended June 30, 2010, respectively. Total earned ceded premium was 17% of direct earned premium in the three and six months ended June 30, 2011, and 21% of direct earned premium in the three and six months ended June 30, 2010. The decrease in earned ceded premium is primarily a result of a decrease in direct premium earned and due to decreases in the rates charged by Crusader’s reinsurers. The decrease in the reinsurer’s rates is primarily due to changes in both the Company’s retention and participation in its reinsurance treaties. In 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of June 30, 2011, all such ceded contracts are accounted for as risk transfer reinsurance.

In calendar years 2010 and 2009 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

Direct earned premium and earned ceded premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Direct earned premium	$8,040,029	$8,962,425	$(922,396)	$15,999,568	$18,351,583	$(2,352,015)
Earned ceded premium	1,329,545	1,873,791	(544,246)	2,652,946	3,820,722	(1,167,776)
Net earned premium	$6,710,484	$7,088,634	$(378,150)	$13,346,622	$14,530,861	$(1,184,239)

The 2007 through 2011 excess of loss treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each twelve-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses. As of June 30, 2011, the Company has received a total net contingent commission of $3,643,768 for the years subject to contingent commission. Of this amount, the Company has recognized $2,633,895 of contingent commission income, of which $155,510 and $310,027 was recognized in the three and six months ended June 30, 2011, respectively. The remaining balance of the net payments received of $1,009,873 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheet at June 30, 2011. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Investment income decreased $141,578 (16%) and $307,499 (17%) to $766,901 and $1,540,298 for the three and six months ended June 30, 2011, respectively, compared to $908,479 and $1,847,797 for the three and six months ended June 30, 2010, respectively. The Company had no realized gains or losses for the three and six months ended June 30, 2011 and 2010. The decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 2.4% for the three and six months ended June 30, 2011, compared to 2.7% for the three and six months ended June 30, 2010. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Average Invested Assets*	$128,301,972	$135,977,534	$129,026,925	$136,283,098
Total Investment Income	$766,901	$908,479	$1,540,298	$1,847,797
Annualized Yield on Average Invested Assets	2.4%	2.7%	2.4%	2.7%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at June 30, 2011, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2011	$37,229,000	$37,247,067	$37,599,234	1.8%
December 31, 2012	58,080,000	58,151,437	60,562,188	3.3%
December 31, 2013	20,595,000	20,661,335	21,402,344	1.9%
December 31, 2015	100,000	100,000	100,000	1.9%
December 31, 2016	100,000	100,000	100,000	1.9%
Total	$116,104,000	$116,259,839	$119,763,766	2.6%

The weighted average maturity of the Company’s fixed maturity investments was 1 year as of June 30, 2011, and 1.6 years as of June 30, 2010. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of June 30, 2011, the Company held fixed maturity investments with unrealized appreciation of $3,503,927 and held no fixed maturity investments with unrealized depreciation. The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, the amount related to a credit loss is recognized in earnings and the amount related to other factors is recorded in the consolidated statements of comprehensive income (loss) for fixed maturity investments. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company did not sell any fixed maturity investments in the three and six months ended June 30, 2011 and 2010. The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.

Gross commissions and fees decreased $217,719 (19%) and $462,968 (20%) to $911,396 and $1,915,285 for the three and six months ended June 30, 2011, respectively, compared to $1,129,115 and $2,378,253 for the three and six months ended June 30, 2010, respectively.

The decreases in gross commission and fee income for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Policy fee income	$460,198	$500,243	$(40,045)	$927,978	$1,011,289	$(83,311)
Health insurance program	353,588	500,260	(146,672)	723,884	1,030,489	(306,605)
Membership and fee income	39,587	54,899	(15,312)	80,535	112,285	(31,750)
Other commission and fee income	—	60	(60)	—	145	(145)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	58,023	73,653	(15,630)	118,180	156,263	(38,083)
Contingent commission	—	—	—	64,708	67,782	(3,074)
Total	$911,396	$1,129,115	$(217,719)	$1,915,285	$2,378,253	$(462,968)

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” Policy fee income decreased $40,045 (8%) and $83,311 (8%) in the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. The decrease in policy fee income is directly related to a decrease in the number of policies issued in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $146,672 (29%) and $306,605 (30%) in the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. The decrease is primarily due to the termination of AIB’s marketing and administrative agreement with CIGNA effective August 31, 2010. The decision to terminate the agreement was primarily a result of CIGNA’s decision to reduce the number of plans offered. On September 1, 2010, AIB stopped marketing all CIGNA products.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $15,312 (28%) and $31,750 (28%) for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. This decrease was primarily a result of the termination of the marketing and administrative agreement with CIGNA as discussed above.

AIB has developed a new partnership with Guardian Life Insurance Company of America (GLIC). Effective October 1, 2010, AIB has been marketing GLIC’s dental and group life products to both brokers and the public. GLIC has created plans specifically for AIB.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $15,630 (21%) and $38,083 (24%) for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. The decrease in commission income is primarily due to the decrease in premiums written in this program as a result of intense competition in the marketplace.

Finance charges and fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), decreased $63,180 (78%) and $128,454 (77%) for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. The decrease is primarily attributable to AAC reducing the interest rate charged on premiums financed to 0% beginning July 20, 2010. AAC only provides premium financing for Crusader policies produced by Unifax in California. This reduction in the interest rate charged was initiated in an effort to increase the sales of renewal and new business for Crusader.

Losses and loss adjustment expenses were 58% and 54% of net premium earned for the three and six months ended June 30, 2011, respectively, compared to 65% and 68% of net premium earned for the three and six months ended June 30, 2010, respectively.

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$4,704,889	$6,466,259	$(1,761,370)	$9,358,013	$13,782,229	$(4,424,216)
Less: favorable development of all prior accident years	833,358	1,891,644	(1,058,286)	2,099,415	3,899,465	(1,800,050)
Total	$3,871,531	$4,574,615	$(703,084)	$7,258,598	$9,882,764	$(2,624,166)

The net claims costs incurred by the Company during the three and six months ended June 30, 2011, for all accident years were lower than expected. The accident year 2010 losses and loss adjustment expenses incurred during the three and six months ended June 30, 2010, were higher than expected due primarily to an unexpectedly high number of property claims on one of the Company’s relatively new programs. Management took immediate corrective action on that program; the program’s loss ratio has improved during the past year, and Management expects the program's loss ratio will continue to improve over time. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Prior accident year development remained favorable for the three and six months ended June 30, 2011, however compared to the three and six months ended June 30, 2010, favorable development decreased $1,058,286 (56%) and $1,800,050 (46%) for the three and six months ended June 30, 2011, respectively.

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

At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by the Company’s chief executive officer, the Company’s chief financial officer, and an independent consulting actuary. The Company uses the industry standard loss development and Bornhuetter-Ferguson methods to estimate ultimate claims costs. In general the loss development methods are more appropriate for older more mature accident years, and the Bornhuetter-Ferguson methods are more appropriate for recent accident years. The claims costs incurred during the three and six months ended June 30, 2011, were below expected, and the claims costs incurred during the three and six months ended June 30, 2010, were above expected. Management reviews such differences to determine whether they are merely statistical aberrations that are a normal part of the process, or whether they are an indication that a change in assumptions to estimate ultimate claims costs is appropriate. Management believes that the lower claims costs incurred during the three and six months ended June 30, 2011, and that the higher claims costs incurred during the three and six months ended June 30, 2010, are normal statistical aberrations, differences between actual and expected claim costs. Such statistical aberrations can emerge from time to time, particularly in the claims costs of an insurer the size of the Company. Management does not believe that a change in assumptions to estimate ultimate claims costs for the current accident year is appropriate. The differences between actual and expected claims costs are typically not due to one specific factor, but to a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors. Any differences between actual and expected claims costs are reflected in the operating results of the periods in which the actual costs emerge. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable estimates of the amount that will ultimately be required to cover the cost of claims occurring on or before the valuation date for both reported and unreported.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 26% and 27% of net premium earned for the three and six months ended June 30, 2011, respectively, compared to 26% of net premium earned for the three and six months ended June 30, 2010.

Salaries and employee benefits decreased $170,278 (13%) to $1,110,075 and $46,822 (2%) to $2,122,520 for the three and six months ended June 30, 2011, respectively, compared to salary and employee benefits of $1,280,353 and $2,169,342 for the three and six months ended June 30, 2010, respectively. The decrease in salaries and employee benefits in the three and six months ended June 30, 2011, compared to the prior year period are primarily due to lower salaries and related costs due a decrease in personnel and a decrease in the Company’s contributions to its retirement plans.

Commissions to agents/brokers decreased $113,662 (67%) and $251,473 (69%) to $57,101 and $111,268 for the three and six months ended June 30, 2011, respectively, compared to commission expense of $170,763 and $362,741 for the three and six months ended June 30, 2010, respectively. The decrease in commission to agents/brokers in the three and six months ended June 30, 2011, compared to the prior year period is primarily due to the decrease in written premium in the health insurance program and the corresponding decrease in commission expense paid to agents and brokers producing the business for that program.

Other operating expenses decreased $202,572 (23%) and $405,180 (23%) to $680,901 and $1,335,733 for the three and six months ended June 30, 2011, respectively, compared to $883,473 and $1,740,913 for the three and six months ended June 30, 2010, respectively. The decrease in other operating expenses in the three and six months ended June 30, 2011, compared to the prior year period is primarily due to a decrease in bad debt expense, a decrease in the general corporate legal expenses, and a decrease in general corporate advertising expenses.

Income tax provision was an expense of $380,999 (35% of pre-tax income) and $992,826 (35% of pre-tax income) for the three and six months ended June 30, 2011, respectively, compared to an income tax expense of $186,448 (29% of pre-tax income) and $451,686 (32% of pre-tax income) for the three and six months ended June 30, 2010, respectively. The increase in the Company’s effective income tax rate in the three and six months ended June 30, 2011, compared to the prior year periods is primarily due to the establishment of a valuation allowance account that limited the carry-forward of certain state tax benefits in the current year.

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

The Company’s invested assets consist of the following:

	June 30 2011	December 31 2010	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$95,755,839	$95,836,282	$(80,443)
Short-term cash investments (at cost)	12,027,081	6,465,649	5,561,432
Certificates of deposit (over 1 year, at cost)	20,504,000	27,464,998	(6,960,998)
Total invested assets	$128,286,920	$129,766,929	$(1,480,009)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2011, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended June 30, 2011, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2011, through April 30, 2011	—	—	—	247,356
May 1, 2011, through May 31, 2011	—	—	—	247,356
June 1, 2011, through June 30, 2011	1,124	$9.75	1,124	246,232
Total	1,124	$9.75	1,124	246,232

(1)     On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares of the Company’s common stock form time to time in the open market and through negotiated private transactions. The 2008 program has no expiration date and may be terminated by the Board of Directors at any time. The 2008 program is the only program under which the Company has authority to repurchase shares of its common stock. During the three months ended June 30, 2011, the Company repurchased under the 2008 program 1,124 shares of the Company’s common stock in unsolicited private transactions at a cost of $10,959 of which $522 was allocated to capital and $10,407 was allocated to retained earnings. As of June 30, 2011, the Company had remaining authority to repurchase under the 2008 program up to an aggregate of 246,232 shares of common stock.

ITEM 6 - EXHIBITS

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

101    The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.*

         * XBRL information is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act  and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: August 12, 2011 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: August 12, 2011 By: /s/ LESTER A. AARON

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

101    The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.