Form 10-Q
period 2011-09-30
UNICO AMERICAN CORP
filed 2011-11-08
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2011
Common Stock, $0 par value per share	5,339,992

1 of 24

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2011	2010
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: September 30,
2011 - $101,718,787; December 31, 2010 - $123,301,280)	$104,343,391	$126,711,982
Short-term investments, at cost	27,141,800	6,465,649
Total Investments	131,485,191	133,177,631
Cash	71,108	45,210
Accrued investment income	603,654	690,718
Premiums and notes receivable, net	5,560,469	4,364,393
Reinsurance recoverable:
Paid losses and loss adjustment expenses	22,254	48,877
Unpaid losses and loss adjustment expenses	8,402,146	11,816,314
Deferred policy acquisition costs	4,294,382	4,300,927
Property and equipment (net of accumulated depreciation)	205,685	1,630,574
Deferred income taxes	1,078,514	1,059,557
Other assets	461,050	540,519
Total Assets	$152,184,453	$157,674,720

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$55,231,351	$61,559,695
Unearned premiums	16,067,088	15,929,948
Advance premium and premium deposits	1,222,022	829,746
Income taxes payable	258,406	1,175
Accrued expenses and other liabilities	3,460,893	6,000,340
Total Liabilities	$76,239,760	$84,320,904

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued
and outstanding shares 5,334,992 at September 30, 2011,
and 5,333,081 at December 31, 2010	$3,579,395	$3,554,973
Accumulated other comprehensive income	1,732,239	2,251,063
Retained earnings	70,633,059	67,547,780
Total Stockholders’ Equity	$75,944,693	$73,353,816

Total Liabilities and Stockholders' Equity	$152,184,453	$157,674,720

See notes to unaudited consolidated financial statements.

2 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
REVENUES
Insurance Company Revenues
Premium earned	$8,021,982	$8,784,025	$24,021,550	$27,135,608
Premium ceded	1,321,422	1,836,956	3,974,368	5,657,678
Net premium earned	6,700,560	6,947,069	20,047,182	21,477,930
Investment income	733,384	839,403	2,272,247	2,685,061
Other income	746,322	150,004	1,085,410	505,289
Total Insurance Company Revenues	8,180,266	7,936,476	23,404,839	24,668,280

Other Revenues from Insurance Operations
Gross commissions and fees	875,959	1,078,231	2,791,244	3,456,484
Investment income	351	752	1,786	2,891
Finance charges and fees earned	15,846	69,598	54,627	236,833
Other income	5,397	3,757	12,167	9,174
Total Revenues	9,077,819	9,088,814	26,264,663	28,373,662

EXPENSES
Losses and loss adjustment expenses	3,357,803	4,501,433	10,616,401	14,384,197
Policy acquisition costs	1,778,105	1,805,586	5,322,970	5,535,572
Salaries and employee benefits	1,147,771	1,111,503	3,270,291	3,280,845
Commissions to agents/brokers	55,718	153,932	166,986	516,673
Other operating expenses	792,068	829,039	2,127,801	2,569,952
Total Expenses	7,131,465	8,401,493	21,504,449	26,287,239

Income Before Taxes	1,946,354	687,321	4,760,214	2,086,423
Income Tax Expense	671,702	63,359	1,664,528	515,045
Net Income	$1,274,652	$623,962	$3,095,686	$1,571,378

PER SHARE DATA:
Basic
Earnings Per Share	$0.24	$0.12	$0.58	$0.30
Weighted Average Shares	5,334,901	5,316,751	5,334,411	5,310,501
Diluted
Earnings Per Share	$0.24	$0.12	$0.58	$0.29
Weighted Average Shares	5,357,869	5,352,571	5,358,509	5,350,974

See notes to unaudited consolidated financial statements.

3 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net Income	$1,274,652	$623,962	$3,095,686	$1,571,378
Other changes in comprehensive income, net of tax:
Unrealized losses on securities classified
as available-for-sale arising during the period	(580,353)	(137,827)	(518,824)	(24,852)
Comprehensive Income	$694,299	$486,135	$2,576,862	$1,546,526

See notes to unaudited consolidated financial statements.

4 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30
	2011	2010
Cash flows from operating activities:
Net Income	$3,095,686	$1,571,378
Adjustments to reconcile net income to net cash from operations
Depreciation	42,854	96,156
Bond amortization, net	121,496	75,046
Non-cash stock based compensation	23,103	—
Changes in assets and liabilities
Premium, notes and investment income receivable	(1,109,012)	268,322
Reinsurance recoverable	3,440,791	3,022,832
Deferred policy acquisition costs	6,545	425,492
Other assets	80,801	14,936
Unpaid losses and loss adjustment expenses	(6,328,344)	(7,435,663)
Unearned premiums	137,140	(2,006,111)
Advance premium and premium deposits	392,276	114,126
Accrued expenses and other liabilities	(1,107,530)	(271,793)
Income taxes current/deferred	504,215	(70,143)
Net Cash (Used) by Operating Activities	(699,979)	(4,195,422)

Cash flows from investing activities:
Purchase of fixed maturity investments	(6,045,000)	(24,585,750)
Proceeds from maturity of fixed maturity investments	27,505,998	33,798,999
Net increase in short-term investments	(20,676,151)	(4,793,000)
Additions to property and equipment	(49,882)	(76,002)
Net Cash Provided by Investing Activities	734,965	4,344,247

Cash flows from financing activities:
Proceeds from issuance of common stock	1,871	33,744
Repurchase of common stock	(10,959)	—
Net Cash (Used) Provided by Financing Activities	(9,088)	33,744

Net increase in cash	25,898	182,569
Cash at beginning of period	45,210	118,512
Cash at End of Period	$71,108	$301,081

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$1,158,982	$583,931

Supplemental Schedule of Non-Cash Investing Activities
(Write-offs) acquisition of fixed assets	$(1,431,917)	$1,117,537

See notes to unaudited consolidated financial statements.

5 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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
  Premiums and notes receivable – The carrying amounts reported at cost in the balance sheet approximate their fair values given the short-term nature of these instruments.
6 of 24

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three months ended September 30, 2011, no shares of the Company’s common stock were repurchased. During the nine months ended September 30, 2011, the Company repurchased 1,124 shares of the Company’s common stock in unsolicited private transactions at a cost of $10,959, of which $552 was allocated to capital and $10,407 was allocated to retained earnings. As of September 30, 2011, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 246,232 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

NOTE 3 – EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Basic Earnings Per Share
Net income numerator	$1,274,652	$623,962	$3,095,686	$1,571,378

Weighted average shares outstanding denominator	5,334,901	5,316,751	5,334,411	5,310,501

Basic Earnings Per Share	$0.24	$0.12	$0.58	$0.30

Diluted Earnings Per Share
Net income numerator	$1,274,652	$623,962	$3,095,686	$1,571,378

Weighted average shares outstanding	5,334,901	5,316,751	5,334,411	5,310,501
Effect of dilutive securities	22,968	35,820	24,098	40,473
Diluted shares outstanding denominator	5,357,869	5,352,571	5,358,509	5,350,974

Diluted Earnings Per Share	$0.24	$0.12	$0.58	$0.29

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In January 2010, the Financial Accounting Standards Board (FASB) issued a new standard related to fair value measurements and disclosures, that amends the earlier FASB standard to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for the interim reporting period ended March 31, 2011. The Company adopted the new standard, and the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944). The new standard modifies the types of policy acquisition costs that can be capitalized and are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, inspection costs and broker commissions. The ASU defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. The new guidance is effective for interim periods and annual fiscal years beginning after December 15, 2011, and may be applied prospectively or retrospectively.  The Company is currently in the process of evaluating the impact of adopting the new standard; however, it does not anticipate the impact to be material to the Company’s consolidated financial statements.

7 of 24

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

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2007 and California state income tax authorities for tax returns filed starting at taxable year 2006. On April 28, 2011, the Company’s U.S. federal income tax return for the 2009 tax year was selected to undergo an examination by the Internal Revenue Service. On October 7, 2011, the Company received a letter from the Internal Revenue Service stating that its review and examination of the Company’s 2009 federal income tax return had been completed and that there were no changes to the reported tax.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Since adoption of ASC 740 and as of September 30, 2011, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not incurred interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 6 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 90% and 89% of consolidated revenues for the three and nine months ended September 30, 2011, respectively, compared to 87% of consolidated revenues for the three and nine months ended September 30, 2010. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

8 of 24

Revenues and income before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Revenues
Insurance company operation	$8,180,266	$7,936,476	$23,404,839	$24,668,280

Other insurance operations	3,010,115	3,378,259	9,484,569	10,596,238
Intersegment eliminations (1)	(2,112,562)	(2,225,921)	(6,624,745)	(6,890,856)
Total other insurance operations	897,553	1,152,338	2,859,824	3,705,382

Total revenues	$9,077,819	$9,088,814	$26,264,663	$28,373,662

Income (Loss) Before Income Taxes
Insurance company operation	$2,846,242	$1,516,934	$6,534,840	$4,311,570
Other insurance operations	(899,888)	(829,613)	(1,774,626)	(2,225,147)
Total income before income taxes	$1,946,354	$687,321	$4,760,214	$2,086,423

Assets by segment are as follows:

	As of
	September 30	December 31
	2011	2010
Assets
Insurance company operation	$139,506,977	$140,555,882
Intersegment eliminations (2)	(2,313,009)	(600,113)
Total insurance company operation	137,193,968	139,955,769
Other insurance operations	14,990,485	17,718,951
Total assets	$152,184,453	$157,674,720

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

9 of 24

The carrying values and estimated fair values of the Company’s consolidated financial instruments as of September 30, 2011, and December 31, 2010, were as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments*	$104,343,391	$104,343,391	$126,711,982	$126,711,982

* This table excludes short-term investments which are carried at amortized cost in the consolidated balance sheets and approximate their fair values given the short-term nature of these instruments.

The estimated carrying values of the Company’s consolidated financial instruments as of September 30, 2011, and December 31, 2010, allocated among the three levels mentioned above were as follows:

Fixed Maturities
Available for Sale	Level 1	Level 2	Level 3	Total

September 30, 2011
U.S. treasury securities	$86,339,391	$—	$—	$86,339,391
Certificates of deposit	—	18,004,000	—	18,004,000
Total fixed maturities	$86,339,391	$18,004,000	$—	$104,343,391

December 31, 2010
U.S. treasury securities	$99,246,984	$—	$—	$99,246,984
Certificates of deposit	—	27,464,998	—	27,464,998
Total fixed maturities	$99,246,984	$27,464,998	$—	$126,711,982

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

The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and nine months ended September 30, 2011 and 2010.

NOTE 8 – INVESTMENTS

The Company manages its own investment portfolio. A summary of net investment and related income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Fixed maturities	$732,323	$834,910	$2,267,560	$2,667,268
Short-term investments	1,412	5,245	6,473	20,684
Total investment income	$733,735	$840,155	$2,274,033	$2,687,952

10 of 24

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

		Gross	Gross	Estimated
Fixed Maturities	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

September 30, 2011
Certificates of deposit	$18,004,000	$—	$—	$18,004,000
U.S. treasury securities	83,714,787	2,624,604	—	86,339,391
Total fixed maturities	$101,718,787	$2,624,604	$—	$104,343,391

December 31, 2010
Certificates of deposit	$27,464,998	$—	$—	$27,464,998
U.S. treasury securities	95,836,282	3,410,702	—	99,246,984
Total fixed maturities	$123,301,280	$3,410,702	$—	$126,711,982

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2011	2010
Gross unrealized appreciation of fixed maturities	$2,624,604	$3,410,702
Gross unrealized (depreciation) of fixed maturities	—	—
Net unrealized appreciation on investments	2,624,604	3,410,702
Deferred federal tax expense	892,365	1,159,639
Net unrealized appreciation, net of deferred income taxes	$1,732,239	$2,251,063

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

The Company did not sell any fixed maturity investments in the three and nine months ended September 30, 2011 and 2010.

Short-term investments consist of the following:

	September 30, 2011	December 31, 2010
U.S. government money market fund	$56,369	$121,751
Short-term U.S. treasury bills	24,999,972	4,398,003
Bank money market accounts	2,083,597	1,494,033
Certificates of deposit	—	450,000
Bank savings accounts	1,862	1,862
Total short-term investments	$27,141,800	$6,465,649

11 of 24

NOTE 9 – OTHER INCOME

Included in Other Income for the three and nine months ended September 30, 2011, is $626,073 relating to the final settlement of the Company’s provisional rated reinsurance treaties. The Company had reinsurance treaties covering 1985 through 1997 with National Reinsurance Corporation (acquired by General Reinsurance Corporation in 1996), and was charged a provisional ceded premium rate on losses and loss adjustment expenses incurred up to $500,000 per risk from policies covered under those treaties. The provisional ceded premium rate was subject to adjustment based on the amount of losses and loss adjustment expenses ceded to those treaties. The provisional ceded premium rate was also subject to a minimum and a maximum amount. Those provisionally rated treaties were cancelled on a runoff basis and replaced by a flat-rated treaty on January 1, 1998. On August 31, 2011, the Company received a notice from General Reinsurance Corporation that all ceded claims had been closed and that there were no outstanding case or IBNR reserves on any claims subject to the provisional rated treaties. During the quarter ended September 30, 2011, General Reinsurance Corporation settled its provisional liability with the Company and the Company closed its estimated provisional liability reserves to General Reinsurance Corporation resulting in income recognition of $626,073.

NOTE 10 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to help the Company get its Trucking Program started failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The agent has not paid any subsequent premium to Unifax. The Company subsequently commenced legal proceedings against the agent corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent’s balance due to Unifax was $1,495,226, as of September 30, 2011. No interest has been accrued on this balance. The bad debt reserve for this agent is $1,101,835, as of September 30, 2011. The Company’s bad debt reserve is subject to change as more information becomes available.

In June 2010, the Company completed its search for a new policy administration software system to replace its existing Legacy system, and the Company signed related contracts on July 8, 2010.  The Company had discussions and negotiations with the vendor over concerns about the vendor’s delay in the implementation of the system and the system’s functionality. As a result of the vendor’s inability to resolve the issues related to the software’s operation and functionality, the Company unilaterally cancelled the contract and abandoned the implementation of the policy administration software with the related vendor. The Company expensed all capitalized work-in-progress costs paid to date of $80,038 and has cancelled the remaining unpaid capitalized balance of the accounts payable due the vendor. The Company is currently reviewing its options regarding a renewed search for a new policy administration software system.

NOTE 11– INCENTIVE STOCK PLANS AND STOCK BASED COMPENSATION

The Company’s 1999 Omnibus Stock Plan that covered 500,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999. This plan terminated in accordance with its terms in March 2009. As of September 30, 2011, options to purchase up to 32,396 shares of common stock were outstanding.

The Unico American Corporation 2011 Incentive Stock Plan covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. During the three and nine months ended September 30, 2011, options to purchase 91,240 shares of common stock were granted under the 2011 plan to one non-executive employee.

As of September 30, 2011, options to purchase an aggregate of 123,636 shares of common stock were outstanding under the 1999 and 2011 Plans, of which 41,520 were vested and exercisable.

The exercise price, term and other conditions applicable to each stock option granted under the 2011 Plan are determined by the Company’s compensation committee of the Board of Directors. The exercise price of the stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). Options granted under the 2011 Plan are vested 10% as of the grant date and 10% annually on the anniversary date thereafter and expire ten years after the date of the grant.

12 of 24

The Company recognized stock-based compensation expense in the amount of $23,103 and $0 for all awards issued under the Company’s 2011 Stock Option plan in the salaries and employee benefits line item in the consolidated statements of operations in the three and nine months ended September 30, 2011 and 2010, respectively. No options were granted during the three and nine months ended September 30, 2010.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and expected dividends.

Expected dividend yield is based on the historical dividend behavior as well as the expected dividend behavior of the Company. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve for a ten-year treasury in effect at the time of grant. The expected term represents an estimate of time the options are expected to remain outstanding. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company estimates forfeitures at the time of the grant and revises those estimates in subsequent periods if the actual forfeitures differ from those estimates. The average assumptions used to value each option award in the three and nine months ended September 30, 2011 are as follows.

	Three Months Ended September 30	Nine Months Ended September 30
	2011	2011

Expected dividend yield	3.12%	3.12%
Expected volatility	28.74%	28.74%
Risk-free interest rate	2.02%	2.02%
Expected term (years)	10	10
Expected forfeiture	0.00%	0.00%

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Average Intrinsic Value
Outstanding at December 31, 2010	36,773	$3.11	1.96	$221,741
Granted	94,240	$10.96	—	—
Forfeited	—	—	—	—
Exercised	4,377	$3.11	—	—
Outstanding at September 30, 2011	123,636	$8.90	8.98	$231,631
Exercisable at September 30, 2011	41,520	$4.84	8.98	$231,631

The weighted average fair value per option granted during the three and nine months ended September 30, 2011, was $2.53. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2011 and 2010 was $29,461 and $69,130, respectively. During the nine months ended September 30, 2011 and 2010, the amount of cash received from the exercise of stock options was $1,871 and $33,744, respectively.

The Company granted no options to non-employees during the three and nine months ended September 30, 2011 and 2010.

As of September 30, 2011, there was $207,929 of total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments which are expected to be recognized over a weighted average remaining period of 8.92 years.

13 of 24

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

Total revenue for the three months ended September 30, 2011, was $9,077,819 compared to $9,088,814 for the three months ended September 30, 2010, a decrease of $10,995 (less than 1%). Total revenue for the nine months ended September 30, 2011, was $26,264,663 compared to $28,373,662 for the nine months ended September 30, 2010, a decrease of $2,108,999 (7%). The Company had net income of $1,274,652 for the three months ended September 30, 2011, compared to $623,962 for the three months ended September 30, 2010, an increase of $650,690 (104%). For the nine months ended September 30, 2011, the Company had net income of $3,095,686, compared to $1,571,378 for the nine months ended September 30, 2010, an increase of $1,524,308 (97%). Revenues for the three and nine months ended September 30, 2011 included other income of $626,073 from the final settlement of provisional rated reinsurance treaties covering the years 1985 through 1997.

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operation, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 90% and 89% of consolidated revenues for the three and nine months ended September 30, 2011, respectively, compared to 87% of consolidated revenues for the three and nine months ended September 30, 2010. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. As of September 30, 2011, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business has been written in the state of California.

A.M. Best Company assigned Crusader a financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent). These ratings were reaffirmed by A.M. Best Company in December of 2010.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined under statutory accounting as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented. Premium written is earned on a pro-rata basis over the term of the policies.

Premium written before reinsurance decreased $410,592 (5%) to $7,705,092 for the three months ended September 30, 2011, compared to $8,115,684 for the three months ended September 30, 2010. Premium written before reinsurance decreased $970,808 (4%) to $24,158,690 for the nine months ended September 30, 2011, compared to $25,129,498 for the nine months ended September 30, 2010.

14 of 24

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)

Net premium earned	$6,700,560	$6,947,069	$(246,509)	$20,047,182	$21,477,930	$(1,430,748)

Less:
Losses and loss adjustment expenses	3,357,803	4,501,433	(1,143,630)	10,616,401	14,384,197	(3,767,796)
Policy acquisition costs	1,778,105	1,805,586	(27,481)	5,322,970	5,535,572	(212,602)
Total	5,135,908	6,307,019	(1,171,111)	15,939,371	19,919,769	(3,980,398)

Underwriting Profit (Before Income Taxes)	$1,564,652	$640,050	$924,602	$4,107,811	$1,558,161	$2,549,650

The increase in underwriting profit (before income tax) for the three and nine months ended September 30, 2011, compared to the prior year period, as shown in the above table, is primarily the result of a decrease in losses and loss adjustment expenses and policy acquisition costs, offset in part by a decrease in net earned premium. Losses and loss adjustment expenses were 50% and 53% of net premium earned for the three and nine months ended September 30, 2011, respectively, compared to 65% and 67% of net premium earned for the three and nine months ended September 30, 2010, respectively.

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$5,040,499	$4,741,432	$299,067	$14,398,512	$18,523,660	$(4,125,148)
Less: favorable development of all prior accident years	1,682,696	239,999	1,442,697	3,782,111	4,139,463	(357,352)
Total	$3,357,803	$4,501,433	$(1,143,630)	$10,616,401	$14,384,197	$(3,767,796)

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 10% and 11% of total revenues in the three and nine months ended September 30, 2011, respectively, compared to 13% of total revenues in the three and nine months ended September 30, 2010.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $128,860,587 (at amortized cost) at September 30, 2011, compared to $129,766,929 (at amortized cost) at December 31, 2010. Investment income decreased $106,420 (13%) and $413,919 (15%) for the three and nine months ended September 30, 2011, respectively, as compared to the prior year periods. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 2.3% for the three and nine months ended September 30, 2011, compared to 2.5% and 2.6% for the three and nine months ended September 30, 2010, respectively. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 2011, the Company had cash and investments of $128,931,695 (at amortized cost) of which $127,144,782 (99%) were cash and investments of Crusader.

15 of 24

As of September 30, 2011, the Company had invested $101,718,787 (at amortized cost) or 79% of its invested assets in fixed maturity obligations. In accordance with ASC 320, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $101,718,787 (at amortized cost) include $83,714,787 (82%) of U.S. treasury securities and $18,004,000 (18%) of long-term certificates of deposit.

The remaining balance of the Company’s investments is in short-term investments that include bank money market accounts, U.S. treasury bills, and a short-term treasury money market fund.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the nine months ended September 30, 2011, the Company repurchased 1,124 shares of the Company’s common stock in unsolicited private transactions at a cost of $10,959, of which $552 was allocated to capital and $10,407 was allocated to retained earnings. As of September 30, 2011, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 246,232 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

In June 2010, the Company completed its search for a new policy administration software system to replace its existing legacy system, and the Company signed related contracts on July 8, 2010.  The Company had discussions and negotiations with the vendor over concerns about the vendor’s delay in the implementation of the system and the system’s functionality. As a result of the vendor’s inability to resolve the issues related to the software’s operation and functionality, the Company unilaterally rescinded the contract and abandoned the implementation of the policy administration software with the related vendor. The Company expensed all capitalized work-in-progress costs paid to date of $80,038 and has cancelled the remaining unpaid capitalized balance of the accounts payable due the vendor. The Company is currently reviewing its options regarding a renewed search for a new policy administration software system.

As reflected on the Consolidated Statements of Cash Flows, the net cash used by operating activities in the nine months ended September 30, 2011 was $699,979, a decrease of $3,495,443 compared to the nine months ended September 30, 2010. The decrease in net cash used by operating activities was primarily due to the decrease in loss and loss adjustment expense payments offset in part by cash used by the Company’s premium finance subsidiary, American Acceptance Corporation, due to increased premium financing resulting from its 0% financing incentive program. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of September 30, 2011, the Company had only 593 open claims. Cash flows can change from period to period depending largely on the amount and the timing of claims payments and changes in premium earned. Although the Consolidated Statements of Cash Flows continues to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of September 30, 2011, all of the Company’s investments are in U.S. treasury securities, certificates of deposit and money market funds, which are readily marketable. The weighted average maturity of the Company’s investments is approximately one year.

On September 28, 2011, Crusader declared a cash dividend of $1,250,000 payable to its sole shareholder, Unico. The dividend is to be used for general corporate purposes. Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 2011, net of trust restrictions of $839,722, statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

16 of 24

Results of Operations

All comparisons made in this discussion are comparing the three and nine months ended September 30, 2011, to the three and nine months ended September 30, 2010, unless otherwise indicated.

The Company had net income of $1,274,652 for the three months ending September 30, 2011, compared to net income of $623,962 for the three months ended September 30, 2010, an increase in net income of $650,690 (104%). For the nine months ended September 30, 2011, the Company had net income of $3,095,686 compared to net income of $1,571,378 for the nine months ended September 30, 2010, an increase of $1,524,308 (97%). Total revenues decreased $10,995 (less than 1%) to $9,077,819 for the three months and $2,108,999 (7%) to $26,264,663 for the nine months ended September 30, 2011, compared to total revenues of $9,088,814 for the three months and $28,373,662 for the nine months ended September 30, 2010. Revenues for the three and nine months ended September 30, 2011 included other income of $626,073 from the final settlement of provisional rated reinsurance treaties covering the years 1985 through 1997.

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement decreased $410,592 (5%) and $970,808 (4%) to $7,705,092 and $24,158,690 for the three and nine months ended September 30, 2011, respectively, compared to $8,115,684 and $25,129,498 for the three and nine months ended September 30, 2010, respectively. The decrease in written premium in 2011 reflected heightened competition, weak economic growth and management’s continued emphasis on rate adequacy and underwriting discipline.

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

Premium earned before reinsurance decreased $762,043 (9%) and $3,114,058 (11%) to $8,021,982 and $24,021,550 for the three and nine months ended September 30, 2011, respectively, compared to $8,784,025 and $27,135,608 for the three and nine months ended September 30, 2010, respectively. The Company writes annual policies and, therefore, earns written premium over the one-year policy term. The decrease in earned premium before reinsurance is a direct result of the decrease in written premium during the twelve-month period ended September 30, 2011, as compared to premium written during the twelve-month period ended September 30, 2010.

Earned ceded premium decreased $515,534 (28%) and $1,683,310 (30%) to $1,321,422 and $3,974,368 for the three and nine months ended September 30, 2011, respectively, compared to $1,836,956 and $5,657,678 for the three and nine months ended September 30, 2010, respectively. Total earned ceded premium was 16% and 17% of direct earned premium in the three and nine months ended September 30, 2011, respectively, compared to 21% of direct earned premium in the three and nine months ended September 30, 2010. The decrease in earned ceded premium is primarily a result of a decrease in direct premium earned and due to decreases in the rates charged by Crusader’s reinsurers. The decrease in the reinsurer’s rates is primarily due to changes in both the Company’s retention and participation in its reinsurance treaties. In 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2011, all such ceded contracts are accounted for as risk transfer reinsurance.

In calendar years 2010 and 2009 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

17 of 24

Direct earned premium and earned ceded premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Direct earned premium	$8,021,982	$8,784,025	$(762,043)	$24,021,550	$27,135,608	$(3,114,058)
Earned ceded premium	1,321,422	1,836,956	(515,534)	3,974,368	5,657,678	(1,683,310)
Net earned premium	$6,700,560	$6,947,069	$(246,509)	$20,047,182	$21,477,930	$(1,430,748)

The 2007 through 2011 excess of loss treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each twelve-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission payment received is subject to return based on future development of ceded losses and loss adjustment expenses. As of September 30, 2011, the Company has received a total net contingent commission of $3,643,768 for the years subject to contingent commission. Of this amount, the Company has recognized $2,742,509 of contingent commission income, of which $108,614 and $418,641 was recognized in the three and nine months ended September 30, 2011, respectively. The remaining balance of the net payments received of $901,259 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheet at September 30, 2011. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Investment income decreased $106,420 (13%) and $413,919 (15%) to $733,735 and $2,274,033 for the three and nine months ended September 30, 2011, respectively, compared to $840,155 and $2,687,952 for the three and nine months ended September 30, 2010, respectively. The Company had no realized gains or losses for the three and nine months ended September 30, 2011 and 2010. The decrease in investment income in the current period as compared to the prior year’s period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 2.3% for the three and nine months ended September 30, 2011, compared to 2.5% and 2.6% for the three and nine months ended September 30, 2010, respectively. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Average Invested Assets*	$128,573,754	$134,035,452	$129,313,758	$135,350,881
Total Investment Income	$733,735	$840,155	$2,274,033	$2,687,952
Annualized Yield on Average Invested Assets	2.3%	2.5%	2.3%	2.6%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at September 30, 2011, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2011	$20,533,000	$20,537,562	$20,632,375	1.5%
December 31, 2012	58,080,000	58,134,282	59,934,375	3.3%
December 31, 2013	22,791,000	22,846,943	23,576,641	1.7%
December 31, 2015	100,000	100,000	100,000	1.9%
December 31, 2016	100,000	100,000	100,000	1.9%
Total	$101,604,000	$101,718,787	$104,343,391	2.6%

18 of 24

The weighted average maturity of the Company’s fixed maturity investments was less than 1 year as of September 30, 2011, and 1.5 years as of September 30, 2010. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of September 30, 2011, the Company held fixed maturity investments with unrealized appreciation of $2,624,604 and held no fixed maturity investments with unrealized depreciation. The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, the amount related to a credit loss is recognized in earnings and the amount related to other factors is recorded in the consolidated statements of comprehensive income (loss) for fixed maturity investments. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company did not sell any fixed maturity investments in the three and nine months ended September 30, 2011 and 2010. The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.

Other Income included in Insurance Company Revenues increased $596,318 (398%) and $580,121 (115%) to $746,322 and $1,085,410 for the three and nine months ended September 30, 2011, respectively, compared to $150,004 and $505,289 for the three and nine months ended September 30, 2010, respectively. The increase in other income is related to the settlement of provisionally rated reinsurance treaties. The Company had reinsurance treaties covering 1985 through 1997 with National Reinsurance Corporation (acquired by General Reinsurance Corporation in 1996), and was charged a provisional ceded premium rate on losses and loss adjustment expenses incurred up to $500,000 per risk from policies covered under those treaties. The provisional ceded premium rate was subject to adjustment based on the amount of losses and loss adjustment expenses ceded to those treaties. The provisional ceded premium rate was also subject to a minimum and a maximum amount. Those provisionally rated treaties were cancelled on a runoff basis and replaced by a flat-rated treaty on January 1, 1998. On August 31, 2011, the Company received a notice from General Reinsurance Corporation that all ceded claims had been closed and that there were no outstanding case or IBNR reserves on any claims subject to the provisional rated treaties. During the quarter ended September 30, 2011, General Reinsurance Corporation settled its provisional liability with the Company and the Company closed its estimated provisional liability reserves to General Reinsurance Corporation resulting in income recognition of $626,073.

Gross commissions and fees decreased $202,272 (19%) and $665,240 (19%) to $875,959 and $2,791,244 for the three and nine months ended September 30, 2011, respectively, compared to $1,078,231 and $3,456,484 for the three and nine months ended September 30, 2010, respectively.

The decreases in gross commission and fee income for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Policy fee income	$454,060	$490,339	$(36,279)	$1,382,038	$1,501,628	$(119,590)
Health insurance program	325,464	461,701	(136,237)	1,049,348	1,492,189	(442,841)
Membership and fee income	38,252	52,317	(14,065)	118,787	164,601	(45,814)
Other commission and fee income	—	24	(24)	—	170	(170)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	58,183	73,850	(15,667)	176,363	230,114	(53,751)
Contingent commission	—	—	—	64,708	67,782	(3,074)
Total	$875,959	$1,078,231	$(202,272)	$2,791,244	$3,456,484	$(665,240)

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” Policy fee income decreased $36,279 (7%) and $119,590 (8%) in the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The decrease in policy fee income is directly related to a decrease in the number of policies issued in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010.

19 of 24

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $136,237 (30%) and $442,841 (30%) in the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The decrease is primarily due to the termination of AIB’s marketing and administrative agreement with CIGNA effective August 31, 2010. The decision to terminate the agreement was primarily a result of CIGNA’s decision to reduce the number of plans offered. On September 1, 2010, AIB stopped marketing all CIGNA products.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $14,065 (27%) and $45,814 (28%) for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. This decrease was primarily a result of the termination of the marketing and administrative agreement with CIGNA as discussed above.

AIB has developed a new partnership with Guardian Life Insurance Company of America (GLIC). Effective October 1, 2010, AIB has been marketing GLIC’s dental and group life products to both brokers and the public. GLIC has created plans specifically for AIB.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $15,667 (21%) and $53,751 (23%) for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The decrease in commission income is primarily due to the decrease in premiums written in this program as a result of intense competition in the marketplace.

Finance charges and fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), decreased $53,752 (77%) and $182,206 (77%) for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The decrease is primarily attributable to AAC reducing the interest rate charged on premiums financed to 0% beginning July 20, 2010. AAC only provides premium financing for Crusader policies produced by Unifax in California. This reduction in the interest rate charged was initiated in an effort to increase the sales of renewal and new business for Crusader.

Losses and loss adjustment expenses were 50% and 53% of net premium earned for the three and nine months ended September 30, 2011, respectively, compared to 65% and 67% of net premium earned for the three and nine months ended September 30, 2010, respectively.

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended September 30			Nine Months Ended September 30

	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$5,040,499	$4,741,432	$299,067	$14,398,512	$18,523,660	$(4,125,148)
Less: favorable development of all prior accident years	1,682,696	239,999	1,442,697	3,782,111	4,139,463	(357,352)
Total	$3,357,803	$4,501,433	$(1,143,630)	$10,616,401	$14,384,197	$(3,767,796)

20 of 24

The decrease in net claim costs incurred in the three months ended September 30, 2011, compared to the prior year is primarily due to an increase in favorable development of prior year losses in the current period of $1,442,697. This was partially offset by an increase in current accident year losses of $299,067 compared to the prior year-to-date period. The increase in favorable development of prior year losses and loss adjustment expenses arose from lower than expected emergence of losses and loss adjustment expenses in the period relative to expectations used to establish the loss reserves. The increase in current accident year losses in the current calendar year period compared to the prior year period is the result of normal statistical variations due to the small population of claims.

The decrease in net claim costs incurred in the nine months ended September 30, 2011, compared to the prior year to date period was primarily due to the decrease in current accident year losses of $4,125,148, compared to the current accident losses incurred in the prior year-to-date period. This was partially offset by a decrease in favorable development of prior accident year losses of $357,352 compared to the prior year-to-date period. In the nine months ended September 30, 2010, the 2010 accident year losses and loss adjustment expenses were higher than expected due to a higher than expected number of property claims on one of the Company’s relatively new programs. In 2010, management took immediate corrective action on that program and the program’s loss ratio has improved during the past year and management expects the program’s loss ratio will continue to improve over time.

The variability of the Company’s losses and loss adjustment expenses for the periods presented is primarily due to the small population of the Company’s claims which may result in greater fluctuations in claim frequency and/or severity.

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

21 of 24

At the end of each fiscal quarter, the Company’s reserves are re-evaluated for each accident year (i.e., for all claims incurred within each year) by the Company’s chief executive officer, the Company’s chief financial officer, and an independent consulting actuary. The Company uses the industry standard loss development and Bornhuetter-Ferguson methods to estimate ultimate claims costs. In general the loss development methods are more appropriate for older more mature accident years, and the Bornhuetter-Ferguson methods are more appropriate for recent accident years. The claims costs incurred during the three and nine months ended September 30, 2011, were below expected, and the claims costs incurred during the three and nine months ended September 30, 2010, were above expected. Management reviews such differences to determine whether they are merely statistical aberrations that are a normal part of the process or whether they are an indication that a change in assumptions to estimate ultimate claims costs is appropriate. Management believes that the lower claims costs incurred during the three and nine months ended September 30, 2011, and that the higher claims costs incurred during the three and nine months ended September 30, 2010, are normal statistical aberrations, differences between actual and expected claims costs. Such statistical aberrations can emerge from time to time, particularly in the claims costs of an insurer the size of the Company. Management does not believe that a change in assumptions to estimate ultimate claims costs for the current accident year is appropriate. The differences between actual and expected claims costs are typically not due to one specific factor, but to a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors. Any differences between actual and expected claims costs are reflected in the operating results of the periods in which the actual costs emerge. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable estimates of the amount that will ultimately be required to cover the cost of claims occurring on or before the valuation date for both reported and unreported claims.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 27% of net premium earned for the three and nine months ended September 30, 2011, respectively, compared to 26% of net premium earned for the three and nine months ended September 30, 2010.

Salaries and employee benefits increased $36,268 (3%) to $1,147,771 and decreased $10,554 (less than 1%) to $3,270,291 for the three and nine months ended September 30, 2011, respectively, compared to salary and employee benefits of $1,111,503 and $3,280,845 for the three and nine months ended September 30, 2010, respectively.

Commissions to agents/brokers decreased $98,214 (64%) and $349,687 (68%) to $55,718 and $166,986 for the three and nine months ended September 30, 2011, respectively, compared to commission expense of $153,932 and $516,673 for the three and nine months ended September 30, 2010, respectively. The decrease in commission to agents/brokers in the three and nine months ended September 30, 2011, compared to the prior year period is primarily due to the decrease in written premium in the health insurance program and the corresponding decrease in commission expense paid to agents and brokers producing the business for that program.

Other operating expenses decreased $36,971 (4%) and $442,151 (17%) to $792,068 and $2,127,801 for the three and nine months ended September 30, 2011, respectively, compared to $829,039 and $2,569,952 for the three and nine months ended September 30, 2010, respectively. The decrease in other operating expenses in the three and nine months ended September 30, 2011, compared to the prior year period is primarily due to a decrease in bad debt expense, a decrease in the general corporate legal expenses, and a decrease in general corporate advertising expenses.

Income tax provision was an expense of $671,702 (35% of pre-tax income) and $1,664,528 (35% of pre-tax income) for the three and nine months ended September 30, 2011, respectively, compared to an income tax expense of $63,359 (9% of pre-tax income) and $515,045 (25% of pre-tax income) for the three and nine months ended September 30, 2010, respectively. The increase in the Company’s effective income tax rate in the three and nine months ended September 30, 2011, compared to the prior year periods is primarily due to the establishment of a valuation allowance account that limited the carry-forward of certain state tax benefits in the current year. The increase in income tax expense was primarily due to an increase in pre-tax income to $1,946,354 and $4,760,214 in the three months and nine months ended September 30, 2011, respectively, compared to pre-tax income of $687,321 and $2,086,423 in the three months and nine months ended September 30, 2010, respectively, and was also due to the effect of the adjustment to recognize a decrease in the percentage of Crusader’s retained earnings subject to California franchise tax that reduced the Company’s deferred tax liability by approximately $143,000 during the three and nine months ended September 30, 2010. Excluding the adjustment to the deferred tax expense, the effective tax rate would have been 30% and 32% for the three and nine months ended September 30, 2010, respectively, and, therefore, would have been more comparable.

22 of 24

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

The Company’s invested assets consist of the following:

	September 30 2011	December 31 2010	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$83,714,787	$95,836,282	$(12,121,495)
Short-term cash investments (at cost)	27,141,800	6,465,649	20,676,151
Certificates of deposit (over 1 year, at cost)	18,004,000	27,464,998	(9,460,998)

Total invested assets	$128,860,587	$129,766,929	$(906,342)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2011, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

101 The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act  and otherwise is not subject to liability under these sections.

23 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNICO AMERICAN CORPORATION

Date: November 8, 2011      By:  /s/ CARY L. CHELDIN

                                           Cary L. Cheldin

                                           Chairman of the Board, President and Chief

                                           Executive Officer, (Principal Executive Officer)

Date: November 8, 2011      By: /s/ LESTER A. AARON

                                          Lester A. Aaron

                                          Treasurer, Chief Financial Officer, (Principal

                                          Accounting and Principal Financial Officer)

24 of 24

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

101 The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements.