Form 10-K
period 2011-12-31
UNICO AMERICAN CORP
filed 2012-03-26
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011	Commission File No. 0-3978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23251 Mulholland Drive, Woodland Hills, California	91364
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerator filer,” “accelerator filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __              Accelerated filer __

Non-accelerated filer __                 Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2011, the last business day of Registrant’s most recently completed second fiscal quarter was $24,825,001.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2012
Common Stock, $0 Par value per share	5,341,492

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2011, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment - insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico’s property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, are as follows:

	Year ended December 31
	2011		2010		2009
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company revenues	$30,791,722	89.1%	$32,334,184	87.1%	$35,936,552	86.3%

Other revenues from insurance operations
Gross commissions and fees:
Health insurance program commission income	1,407,490	4.1%	1,933,288	5.2%	2,526,772	6.1%
Policy fee income	1,829,257	5.3%	1,980,928	5.3%	2,109,681	5.1%
Daily automobile rental insurance program commission	305,516	0.9%	364,968	1.0%	401,829	1.0%
Association operations membership and fee income	156,165	0.4%	212,215	0.6%	261,980	0.6%
Other commission and fee income	-	-	170	-	787	-
Total gross commission and fee income	3,698,428	10.7%	4,491,569	12.1%	5,301,049	12.8%
Investment income	1,852	-	3,432	-	1,350	-
Finance charges and fees earned	70,901	0.2%	276,737	0.8%	369,285	0.9%
Other income	13,798	-	14,829	-	8,870	-
Total other revenues from insurance operations	3,784,979	10.9%	4,786,567	12.9%	5,680,554	13.7%

Total revenues	$34,576,701	100.0%	$37,120,751	100.0%	$41,617,106	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. Since 2004, all Crusader business has been written in the state of California. During the year ended December 31, 2011, approximately 98% of Crusader’s business was commercial multiple peril policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis. Crusader is domiciled in California; and as of December 31, 2011, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

The property casualty insurance marketplace continues to be intensely competitive as more insurers are competing for the same customers. Many of Crusader’s competitors price their insurance at rates that the Company believes are inadequate to support an underwriting profit. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

During 2011, Crusader continued to introduce product changes such as revised rates, eligibility guidelines, rules and coverage forms. Improved service is primarily focused upon transacting business through the internet, as well as providing more options to make the agents’ and brokers’ time more efficiently spent with Crusader (i.e., as opposed to spending time with Crusader’s competitors). As of December 31, 2011, Crusader had appointed 14 retail agents. Presently, it is expected that each such retail agent should be able to reach an annual sales volume of approximately one to two million dollars of Crusader’s products within three to five years of their appointment by Crusader. However, Crusader does not intend to substantially increase its number of retail agents appointed until such time as the Company implements a new policy administration system.

All of Crusader’s business is produced by Unifax Insurance Systems, Inc. (Unifax), its sister corporation. Unifax has substantial experience with these classes of business. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected in the previous table.

Reinsurance

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations. Crusader’s primary excess of loss reinsurance agreements since January 1, 2003, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2011	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A A+	$500,000	$ -

2005 – 2010	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A	$250,000	$500,000

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

The 2007 through 2010 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2011, the Company has received a total net contingent commission of $3,643,758 for the years subject to contingent commission. Of this amount, the Company has recognized $2,842,157 of contingent commission income, of which $518,301 was recognized in the year ended December 31, 2011. The remaining balance of the net payments received of $801,601 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which Crusader insures. The Company has no reinsurance recoverable balances in dispute.

The Company evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2011, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of earned premium ceded to the reinsurers was $5,348,319 for the year ended December 31, 2011, $7,427,236 for the year ended December 31, 2010, and $9,276,407 for the year ended December 31, 2009.

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

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 2001 through 2011. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate may change as more information becomes known. The Company believes that its loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects redundancies and deficiencies in Crusader’s net loss and loss adjustment expense reserves. The net reserves for the 2002 through 2010 periods reflect a cumulative redundancy. The gross reserves also reflect a cumulative redundancy for the 2002 through 2010 periods. See discussion of losses and loss adjustment expenses in Item 7 - “Management’s Discussion and Analysis - Results of Operations - Insurance Company Operation.”

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

	CRUSADER INSURANCE COMPANY
	ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
	Year Ended December 31
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Reserve for Unpaid Losses and Loss Adjustment Expenses, Net	$49,786,215	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179

Paid Cumulative as of
1 Year Later	23,010,615	21,326,688	18,546,279	14,626,446	17,257,218	18,136,958	20,255,356	17,123,126	15,809,062	12,431,401
2 Years Later	39,463,106	35,883,729	28,289,327	26,374,067	30,280,022	32,708,859	34,175,791	27,981,461	24,809,437
3 Years Later	46,256,431	40,808,763	35,508,898	34,031,644	39,459,338	40,477,741	40,878,873	33,327,793
4 Years Later	49,157,040	44,116,477	39,577,949	37,471,168	44,045,638	43,803,412	44,243,160
5 Years Later	51,678,787	46,382,760	41,417,614	38,960,467	45,490,105	45,453,118
6 Years Later	53,604,855	47,272,911	42,384,891	39,606,633	46,502,411
7 Years Later	53,834,453	47,994,346	42,843,453	40,434,752
8 Years Later	53,826,582	48,289,708	43,655,452
9 Years Later	53,954,614	48,989,544
10 Years Later	54,215,097

Reserves Re-estimated as of
1 Year Later	57,577,066	56,348,531	58,048,427	63,525,526	64,064,784	65,958,329	62,748,486	54,883,464	50,841,366	44,900,923
2 Years Later	60,629,814	57,237,770	54,623,000	51,981,027	60,840,795	61,135,905	59,520,345	51,044,229	47,332,499
3 Years Later	60,974,567	55,430,550	50,602,947	49,959,618	57,688,373	56,989,424	56,548,186	47,343,297
4 Years Later	59,745,610	53,154,847	49,959,618	47,537,734	55,381,880	54,055,748	54,131,673
5 Years Later	58,289,479	53,047,154	47,848,145	46,539,900	52,540,959	52,443,534
6 Years Later	58,677,307	51,628,155	47,335,768	44,229,362	51,219,584
7 Years Later	57,039,089	51,380,177	45,793,998	43,383,538
8 Years Later	56,156,091	50,249,934	45,401,564
9 Years Later	54,899,151	50,089,872
10 Years Later	54,675,839

Cumulative Redundancy (Deficiency)	$(4,889,624)	$3,507,073	$13,482,297	$23,966,451	$25,015,883	$17,632,896	$12,173,614	$11,495,720	$8,077,046	$4,842,458

Gross Liability for Unpaid Losses and Loss Adjustment Expenses	$60,534,295	$74,905,284	$78,139,090	$87,469,000	$101,914,548	$93,596,117	$94,730,711	$78,654,590	$71,585,408	$61,559,695	$54,486,843
Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(10,748,080)	(21,308,339)	(19,255,229)	(20,119,011)	(25,679,081)	(23,519,687)	(28,425,424)	(19,815,573)	(16,175,863)	(11,816,314)	(7,974,664)
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$49,786,215	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179

Gross Liability Re-estimated	$84,399,487	$71,194,618	$62,772,899	$57,788,602	$68,447,115	$66,444,986	$68,990,706	$58,421,297	$55,631,069	$52,691,260
Ceded Liability Re-estimated	(29,723,648)	(21,104,746)	(17,371,335)	(14,405,064)	(17,227,531)	(14,001,452)	(14,859,033)	(11,078,000)	(8,298,570)	(7,790,337)
Net Liability Re-estimated	$54,675,839	$50,089,872	$45,401,564	$43,383,538	$51,219,584	$52,443,534	$54,131,673	$47,343,297	$47,332,499	$44,900,923

Gross Reserve Redundancy (Deficiency)	$(23,865,192)	$3,710,666	$15,366,191	$29,680,398	$33,467,433	$27,151,131	$25,740,005	$20,233,293	$15,954,339	$8,868,435

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

	Twelve months ended December 31
Statutory:	2011	2010	2009	2008	2007
Net premium written	$26,719,847	$25,270,320	$29,635,898	$31,175,204	$33,412,745
Policyholders’ surplus	$67,277,035	$62,520,958	$62,553,813	$64,736,230	$57,862,334
Ratio	0.4 to 1	0.4 to 1	0.5 to 1	0.5 to 1	0.6 to 1

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

Regulation

The insurance company operation is subject to regulation by the California Department of Insurance (the insurance department) and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance department’s Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent Market Conduct Examination of Crusader covered claims handling practices in California during the period March 1, 2010, through February 28, 2011. The examination report was adopted by the insurance department on January 11, 2012. All issues identified during the examination were resolved to the satisfaction of the insurance department and the Company. None of the issues identified during the examination had any material effect on the Company. The insurance department also conducts periodic financial examinations of Crusader. During 2009, the insurance department completed a financial examination of Crusader’s December 31, 2005, through December 31, 2008, statutory financial statements. A final report on the examination was issued by the insurance department on October 22, 2009. No significant issues were reported as a result of that examination.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2011, was 1,018% of authorized control level risk-based capital.

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

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention. In 2011, the Company was outside the usual value of one of the 13 IRIS ratio tests. IRIS ratio test No. 6 considers the Company’s 2011 investment yield. An unusual value for that ratio is equal to or over 6.5% or equal to or less than 3%. Crusader’s 2011 investment yield was 2.3%.

California Insurance Guarantee Association

The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2011, 2010, or 2009 calendar years.

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

In December of 2011, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (The Act) was signed by President Bush. On December 22, 2005, the United States’ government extended The Act, which was set to expire on December 31, 2005, for two more years. On December 26, 2007, the United States government extended The Act again through December 31, 2014. The Act establishes a program within the Department of the Treasury in which the federal government will share the risk of loss from acts of terrorism with the insurance industry. Federal participation will be triggered when the Secretary of the Treasury in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism. No act shall be certified as an act of terrorism unless the terrorist act results in aggregate losses in excess of $5 million.

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

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. In 2011, Crusader received $96,485 in terrorism coverage premium from approximately 6% of its policyholders. Crusader’s 2011 terrorism deductible was $7,115,887. Crusader’s 2012 terrorism deductible is $6,414,452.

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

COMPETITION

General

The property and casualty insurance industry is highly competitive in the areas of price, coverage, and service. It is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess underwriting capacity.

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

Insurance Premium Financing Operation

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Effective July 20, 2010, AAC reduced the interest rate charged on premiums financed to 0% in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the financial cost to provide this incentive is not material. The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time.

Health Insurance Operation

The health insurance market is cautious and uncertain due to changes in healthcare insurance mandated by recent federal legislation. There have also been significant changes in the Company’s health insurance operation in 2011 and 2010. On September 30, 2010, AIB discontinued marketing CIGNA Healthcare (CIGNA) medical and dental plans and on December 1, 2010, AAQHC ceased administration of all CIGNA medical and dental plans. The CIGNA plans had accounted for approximately 56% of the Company’s health insurance income in 2010. The termination of the marketing and administrative agreement with CIGNA has resulted in a decrease in AIB commission income and AAQHC fee income. Effective October 1, 2010, AIB developed a new partnership with Guardian Life Insurance Company of America (GLIC). AIB began marketing, to brokers and to the public, GLIC’s dental and group life products that were created specifically for AIB. In 2011, approximately 34% of health insurance commission and fee income is from GLIC products. The Company is continuing efforts to add additional contracted carriers in order to diversify its product offerings and to attract additional individual and group accounts.

EMPLOYEES

As of March 26, 2012, the Company employed 84 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

Item 1A. Risk Factors.

The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. These risks are as follows:

RISKS RELATED TO THE COMPANY’S BUSINESS

Crusader is subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject Crusader to regulatory action.

Crusader is subject to risk-based capital (RBC) standards and other minimum capital and surplus requirements imposed under applicable laws of its state of domicile. The RBC standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners (NAIC), require Crusader to report the results of RBC calculations to state departments of insurance and the NAIC. If Crusader fails to meet these standards and requirements, the California Department of Insurance (DOI) may require specified actions to be taken.

The Company’s business is vulnerable to significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.

The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, fires, sinkholes, war, acts of terrorism, severe winter weather and other natural and man-made disasters. Such events typically increase the frequency and severity of commercial property claims.  Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in substantial volatility in the Company’s financial condition and results of operations from period to period. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.

The Company’s consolidated financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes the Company is required to adopt could change the current accounting treatment that the Company applies to its consolidated financial statements and that such changes could have a material effect on the Company’s financial condition and results of operations.

The Company may be required to adopt International Financial Reporting Standards (“IFRS”). The ultimate adoption of such standards could negatively impact its financial condition or results of operations.

Although not yet required, the Company could be required to adopt IFRS, which differs from GAAP, for the Company’s accounting and reporting standards. The ultimate implementation and adoption of new standards could materially impact the Company’s financial condition or results of operations.

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

Any inability of the Company to realize its deferred tax assets may have a materially adverse effect on the Company’s financial condition and results of operations.

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability and capital gain generation. Although management believes that it is more likely than not that the deferred tax assets will be realized, some or all of the Company’s deferred tax assets could expire unused if the Company is unable to generate taxable income of a sufficient nature in the future sufficient to utilize them.

If the Company determines that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a materially adverse effect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. For these reasons and because changes in these assumptions and estimates can materially affect the Company’s results of operations and financial condition, management has included the assessment of a deferred tax asset valuation allowance as a critical accounting estimate.

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

Such risks may result in the Company’s pricing being based on outdated, inadequate, or inaccurate data, or inappropriate analyses, assumptions, or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s operating results, financial condition, and cash flow could be materially adversely affected.

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

The insurance business is subject to extensive regulation by the California Department of Insurance. The California Department of Insurance has broad regulatory powers implemented to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

•	Place limitations on the Company’s investments and dividends.
•	Place limitations on the Company’s ability to transact business with its affiliates.
•	Establish standards of solvency including minimum reserves and capital surplus requirements.
•	Prescribe the form and content of and to examine the Company’s financial statements.

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

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models, and is subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents, and are not intended for the protection of investors. Any downgrade in the Company’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a materially adverse affect on the Company’s results of operations and financial position. In December of 2011, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

The Company’s insurance business is concentrated in California (100% of gross written premium in 2009 through 2011). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events.

The Company relies on independent insurance agents and brokers.

The failure or inability of independent insurance agents and brokers to market the Company’s insurance programs successfully could have a materially adverse effect on its business, financial condition and results of operations. Independent brokers are not obligated to promote the Company’s insurance programs and may sell competitors' insurance programs. The Company’s business largely depends on the marketing efforts of independent brokers and on the Company’s ability to offer insurance programs and services that meet the requirements of those brokers’ customers.

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

The Company relies on its information technology systems to manage many aspects of its business; and any failure of these systems to function properly or any interruption in their operation could result in a materially adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on the accuracy, reliability, and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and maintaining its policyholder data. The failure of hardware or software that supports the Company’s information technology systems or the loss of data contained in the systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a materially adverse affect on the Company’s business, financial condition, and results of operations. In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from events such as:

•	Earthquake, fire, flood and other natural disasters.
•	Terrorism acts and attacks by computer viruses or hackers.
•	Power loss.
•	Unauthorized access.
•	Computer systems or data network failure.

It is possible that a system failure, accident, or security breach could result in a material disruption to the Company’s business. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a materially adverse effect on the Company’s results of operations.

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

The Company’s revenues and profitability may be impacted by national and local economic conditions, such as recessions, increased levels of unemployment, inflation and the disruption in the financial markets. The Company is not able to predict the effect of these factors or their duration and severity.

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

RISKS RELATED TO THE COMPANY’S INDUSTRY

The property casualty insurance industry is highly competitive, and the Company may not be able to compete effectively against larger, better-capitalized companies.

Approximately 98% of Crusader’s business is commercial multiple peril insurance policies. The Company competes with many property and casualty insurance companies selling comparable commercial multiple peril insurance policies. Many of these competitors are better capitalized than the Company and have higher A.M. Best ratings. The superior capitalization of the competitors may enable them to offer lower rates, to withstand larger losses, and to more effectively take advantage of new marketing opportunities. The Company’s competition may also become increasingly better capitalized in the future as the traditional barriers between insurance companies and banks and other financial institutions erode and as the property and casualty industry continues to consolidate.

The Company may undertake strategic marketing and operating initiatives to improve its competitive position and drive growth. If the Company is unable to successfully implement new strategic initiatives or if the Company’s marketing campaigns do not attract new customers, the Company’s competitive position may be harmed, which could adversely affect the Company’s business and results of operations.

Regulation may become more extensive in the future, which may adversely affect the Company’s business, financial condition, and results of operations.

From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company cannot predict whether and to what extent new laws and regulations that would affect its business will be adopted, the timing of any such adoption and what effects, if any, they may have on the Company’s business, financial condition, and results of operations.

Crusader is subject to extensive regulations and supervision in the states in which it operates or is licensed to conduct business. These regulations are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders or other investors. The regulations relate to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company’s business.

In the state in which Crusader operates, Crusader along with other insurers licensed to do business in that that states are required to bear a portion of the losses suffered by some insureds as the result of impaired or insolvent insurance companies. In addition Crusader must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these and similar arrangements could reduce our profitability in any given period or limit our ability to grow our business. Crusader currently only operates in the state of California.

The NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC recently has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. On the federal level, the Dodd-Frank Act, enacted in July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or the impact such regulation will have on our business. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our insurance operating units to conduct business than current regulatory requirements or may result in higher costs.

RISKS RELATED TO THE COMPANY’S STOCK

The Company is controlled by small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval.

Messrs. Erwin Cheldin, Cary L. Cheldin, Lester A. Aaron, and George C. Gilpatrick who hold approximately 52.65% of the voting power of the Company have agreed to vote the shares of common stock held by each of them so as to elect each of them to the Board of Directors and to vote on all other matters as they may agree. As a result of this agreement, the Company is a “Controlled Company” as defined in the NASDAQ Stock Market (“NASDAQ”) Listing Rules. A Controlled Company is exempt from the requirements of the NASDAQ Listing Rules requiring that (i) the Company have a majority of independent directors on the Board of Directors, (ii) the Compensation Committee be composed solely of independent directors, (iii) the compensation of the executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors and (iv) director nominees be elected or recommended either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Accordingly, Messrs. Erwin Cheldin, Cary L. Cheldin, Lester A. Aaron, and George C. Gilpatrick have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. This concentration of ownership may conflict with the interests of the Company’s other shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company presently occupies approximately 46,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007. The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012. In addition, the lease extension provides for two 5-year options with a rent increase of 5% for each option period. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations approximately 100% of the space it leases. The total rent expense under this lease agreement was $1,066,990 for the years ended December 31, 2011, 2010, and 2009. The Company intends to relocate its offices and is currently looking to purchase an office building for that purpose. While this process takes place, the Company has entered into a new one-year lease at its current location and will occupy approximately half of the space it currently leases. The new lease provides for an annual gross rent of $486,000 and is effective from April 1, 2012, through March 31, 2013, with options to extend for three 6-month periods at the same terms and conditions for each extension period. The Company anticipates that it will incur approximately $180,000 for tenant improvements and other costs required to downsize its current space. The Company believes that at the inception the lease agreement, at each subsequent extension of that lease and the new lease agreement effective April 1, 2012, the terms of the lease are at least as favorable to the Company as could have been obtained from non-affiliated third parties.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM." The high and low sales prices (by quarter) during the last two comparable 12 month periods are as follows:

	High	Low
Quarter Ended	Price	Price

March 31, 2010	$10.33	$9.35
June 30, 2010	$9.79	$9.10
September 30, 2010	$9.50	$8.85
December 31, 2010	$9.97	$8.57

March 31, 2011	$10.35	$8.88
June 30, 2011	$10.18	$9.08
September 30, 2011	$11.12	$9.78
December 31, 2011	$12.35	$9.96

As of December 31, 2011, the approximate number of shareholders of record of the Company's common stock was 350. In addition, the Company estimates beneficial owners of the Company’s common stock held in the name of nominees to be approximately 400. Total shareholders are estimated to be approximately 750.

There were no cash dividends declared or paid in the year ending December 31, 2011. The Company declared and paid one cash dividend of $0.36 per share during the year ending December 31, 2010. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”). Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2011, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2012 is $6,727,703. On March 19, 2012, the Company declared a cash dividend of $0.20 per share to shareholders of record on April 9, 2012 and payable on April 30, 2012.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the year ended December 31, 2011, the Company repurchased 1,124 shares of the Company’s common stock in unsolicited private transactions at a cost of $10,959, of which $553 was allocated to capital and $10,406 was allocated to retained earnings. As of December 31, 2011, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 246,232 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

Performance Graph

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and a peer group consisting of all NASDAQ property and casualty companies. The comparison assumes $100.00 was invested on December 31, 2006, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Unico American Corp.	100.00	78.38	62.70	83.73	77.24	101.83
NASDAQ Stock Market (US)	100.00	108.47	66.35	95.37	113.19	113.80
NASDAQ Insurance Index	100.00	100.21	92.82	96.94	109.14	113.66
6331 - Fire, Marine & Casualty Insurance	100.00	99.30	50.81	66.94	74.67	69.82

Item 6. Selected Financial Data.

	Year ended December 31
	2011	2010	2009	2008	2007

Total revenues	$34,576,701	$37,120,751	$41,617,106	$46,769,444	$50,372,895
Total costs and expenses	$28,826,533	$33,900,170	$37,453,128	$38,784,978	$40,299,742
Income before taxes	$5,750,168	$3,220,581	$4,163,978	$7,984,466	$10,073,153
Net income	$3,739,876	$2,329,152	$2,927,375	$5,283,016	$6,712,444
Basic earnings per share	$0.70	$0.44	$0.53	$0.94	$1.20
Diluted earnings per share	$0.70	$0.44	$0.53	$0.93	$1.18
Cash dividends per share	-	$0.36	$0.36	-	-
Total assets	$150,375,045	$157,674,720	$170,108,652	$184,602,976	$193,775,861
Stockholders’ equity	$75,848,315	$73,353,816	$73,315,340	$76,958,255	$69,103,103

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

The Company’s net income was $3,739,876 in 2011, $2,329,152 in 2010, and $2,927,375 in 2009.

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

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. As of December 31, 2011, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business was written in the state of California. During the year ended December 31, 2011, 98% of Crusader’s business was commercial multi-peril policies. In December of 2011, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find, and insurers’ profits increase. The Company believes that the California property and casualty insurance market continues to be a “soft market.” The Company cannot determine how long the existing market conditions will continue nor in which direction they might change. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and that underwriting profit is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers and (3) appointment of captive and independent retail agents.

In June 2010, the Company completed its search for a new policy administration software system to replace its existing legacy system, and the Company signed related contracts on July 8, 2010.  The Company had discussions and negotiations with the vendor over concerns about the vendor’s delay in the implementation of the system and the system’s functionality. As a result of the vendor’s inability to resolve the issues related to the software’s operation and functionality, the Company unilaterally rescinded the contracts and abandoned the implementation effort with that vendor. In the year ended December 31, 2011, the Company expensed all capitalized work-in-progress costs paid to date of $80,038 and cancelled the remaining unpaid capitalized balance of approximately $1.6 million due the vendor. The Company has renewed its search for a new policy administration software system.

Crusader’s underwriting profit (before income taxes) is as follows:

	Year ended December 31
	2011	2010	2009

Net premium earned	$26,723,943	$28,152,202	$30,774,471
Less:
Losses and loss adjustment expenses	14,387,327	18,470,115	19,545,761
Policy acquisition costs	7,080,768	7,282,546	7,612,716
Total	21,468,095	25,752,661	27,158,477

Underwriting profit (before income taxes)	$5,255,848	$2,399,541	$3,615,994

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2011	2010	2009

Losses and loss adjustment expenses
Current accident year	$19,229,785	$23,038,294	$23,501,314
Favorable development of all prior accident years	4,842,458	4,568,179	3,955,553
Total losses and loss adjustment expenses	$14,387,327	$18,470,115	$19,545,761

Losses and loss adjustment expenses were 54% of net premium earned for the year ended December 31, 2011, compared to 66% of net premium earned for the year ended December 31, 2010, and compared to 64% of net premium earned for the year ended December 31, 2009.

Other Operations

The Company’s other operations generate commissions, fees, and finance charges from various insurance products. The events that have the most significant economic impact are as follows:

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Policy fee income for the 12 months ended December 31, 2011, decreased 8% as compared to the prior year. The decrease in policy fee income is a result of a decrease in the number of policies issued during the 12 months ended December 31, 2011, as compared to 2010.

There have also been significant changes in the Company’s health insurance operation in 2011 and 2010. AIB markets health, life and dental insurance programs and receives a commission from the insurance company based on premium written. AAQHC administers some of the group health care insurance programs for AIB and provides various consumer benefits to its members, including participation in these insurance programs. For these services, AAQHC receives membership and fee income from its members. On September 30, 2010, AIB discontinued marketing CIGNA medical and dental plans and on December 1, 2010, AAQHC, ceased administration of all CIGNA medical and dental plans. The CIGNA programs had accounted for approximately 56% of the Company’s health insurance income in 2010 and 76% in 2009. The termination of the marketing and administrative agreement with CIGNA has resulted in a decrease in AIB commission income and AAQHC fee income. Effective October 1, 2010, AIB developed a new partnership with Guardian Life Insurance Company of America (GLIC). AIB began marketing, to brokers and to the public, GLIC’s dental and group life products that were created specifically for AIB. In 2011, approximately 34% of health insurance commission and fee income is from Guardian products.

The termination of the marketing and administrative agreement with CIGNA has resulted in a decrease in AIB commission income and AAQHC fee income. AIB’s commission income decreased approximately 27% for the year ended December 31, 2011, as compared to 2010. AAQHC membership and fee income decreased 26% for the year ended December 31, 2011, compared to 2010. The decrease is primarily a result of the termination of the administrative agreement with CIGNA as discussed above.

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Effective July 20, 2010, AAC reduced the interest rate charged on premiums financed to 0% in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time. Primarily due to the interest rate reduction, finance charges and fees earned by AAC in 2011 decreased 74% as compared to 2010. The average premium financed by AAC was $2,817 in 2011, $2,304 in 2010 and $2,309 in 2009.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. Bedford receives a commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program decreased 16% in 2011 as compared to 2010. The decrease in commission income is a result of a decrease in the number of policies issued and in-force during the 12 months ended December 31, 2011, as compared to 2010.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $128.0 million (at amortized cost) as of December 31, 2011, and $129.8 million (at amortized cost) as of December 31, 2010. Investment income for the 12 months ended December 31, 2011, decreased $594,305 (17%) as compared to the 12 months ended December 31, 2010. The decrease in investment income was primarily due to a decrease in the Company’s annualized yield on average invested assets to 2.3% in 2011 from 2.6% in 2010. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of December 31, 2011, the weighted average maturity of the Company’s fixed maturity investments was .9 years compared to 1.3 years and 1.7 years as of December 31, 2010, and December 31, 2009, respectively.

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

The Company reported net cash used by operating activities for each of the years ended December 31, 2011, 2010 and 2009. A primary reason for cash being used by operating activities for these years is declining written premium, declining commission and fee income and a decline in investment income. The decrease in written premium is primarily due to the continuing competitive insurance marketplace with fewer policies being written. The Company believes that rate adequacy is more important than premium growth and that underwriting profit is its primary goal. The decline in investment income is a result of the continued low yields in the marketplace on both new and reinvested assets. Cash used in operating activities in 2011, was $1,073,100 compared to cash used of $5,885,624, in 2010, a decrease in the amount of cash used of $4,812,524. This decrease in cash used in operations was primarily due to a decrease in loss and loss adjustment expense payments in 2011 of $6,142,513, which were offset in part by an increase in cash used of approximately $902,000 by the Company’s premium finance subsidiary, AAC, due to increased premium financing resulting from its 0% financing incentive program. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of December 31, 2011, the Company had only 588 open claims. Although the consolidated statements of cash flows continue to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of December 31, 2011, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasurey securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 0.9 years.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at December 31, 2011, were $128,509,233 compared to $129,812,139 at December 31, 2010. Crusader's cash and investments were 99% and 98% of the total cash and investments held by the Company as of December 31, 2011 and 2010, respectively.

The Company's investments are as follows:

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%

Fixed maturities (at amortized cost)
Certificates of deposit	$16,470,000	18	$27,464,998	22
U.S. treasury securities	73,432,677	82	95,836,282	78
Industrial and miscellaneous (taxable)	-	-	-	-
Total fixed maturity investments	89,902,677	100	123,301,280	100

Short-term cash investments (at cost)
Certificates of deposit	-	-	450,000	7
Bank money market accounts	1,046,813	3	1,494,033	23
U.S. government money market fund	6,802,126	18	121,751	2
Short-term U.S. treasury bills	30,288,668	79	4,398,003	68
Bank savings accounts	1,862	-	1,861	-
Total short-term cash investments	38,139,469	100	6,465,649	100

Total investments	$128,042,146		$129,766,929

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

The investment marketplace in general, and in certain asset classes specifically, has been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and continued throughout 2011. The Company’s fixed maturity (amortized cost) investment portfolio as of December 31, 2011, consisted of 82% U.S. treasury securities and 18% FDIC insured certificates of deposit.

Crusader's statutory capital and surplus as of December 31, 2011, was $67,277,035, an increase of $4,756,077 (8%) from December 31, 2010. Crusader's statutory capital and surplus as of December 31, 2010, was $62,520,958, a decrease of $32,855 (less than 1%) from December 31, 2009. In the years ending December 31, 2011 and 2010, Crusader issued cash dividends of $1,250,000 and $4,250,000, respectively, to Unico, its parent and sole shareholder. These dividends were primarily used for general corporate purposes in 2011. In 2010 the dividends were used primarily to fund the cash dividends paid by Unico to its shareholders and for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2011, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2012 is $6,727,703.

During the year ended December 31, 2011, no cash dividends were declared or issued to shareholders. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the year ended December 31, 2011, the Company repurchased 1,124 shares of the Company’s common stock in unsolicited private transactions at a cost of $10,959, of which $553 was allocated to capital and $10,406 was allocated to retained earnings. As of December 31, 2011, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 246,232 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. There were no trust restrictions on cash and short-term investments at December 31, 2011.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2011, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years

Building lease	$752,747	$631,247	$121,500	-	-
Loss and loss adjustment expense reserves*	54,486,843	18,287,018	23,269,609	$7,944,462	$4,985,754
Total	$55,239,590	$18,918,265	$23,391,109	$7,944,462	$4,985,754

* Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

Results of Operations

General

Total revenue for the year ended December 31, 2011, was $34,576,701, as compared to $37,120,751 for the year ended December 31, 2010, and $41,617,106 for the year ended December 31, 2009. This represents a decrease of $2,544,050 (7%) for the 2011 year compared to the 2010 year and $4,496,355 (11%) for the 2010 year compared to the 2009 year. The Company had net income of $3,739,876 for the year ended December 31, 2011, $2,329,152, for the year ended December 31, 2010, and $2,927,375 for the year ended December 31, 2009. This represents an increase of $1,410,724 (61%) for the 2011 year compared to the 2010 year, and a decrease of $598,223 (20%) for the 2010 year compared to the 2009 year.

For the year ended December 31, 2011, the Company had income before taxes of $5,750,168 compared to income before taxes of $3,220,581 for the year ended December 31, 2010, an increase of $2,529,587 (79%) in income before taxes. The increase in income before taxes was primarily due to an increase of $2,856,307 in the underwriting profit, and a reduction in commission expense and operating expenses of $806,571. The increases in income were partially offset by a decrease of $594,305 in investment income and a decrease in other insurance revenues of $521,486.

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

The effect of inflation on the net income of the Company during the years ended December 31, 2011, 2010, and 2009 was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2011	2010	2009

Gross written premium	$32,054,590	$32,697,971	$38,900,176
Net written premium (net of reinsurance ceded)	$26,719,847	$25,270,320	$29,635,898
Earned premium before reinsurance ceded	$32,072,262	$35,579,438	$40,050,878
Earned premium (net of reinsurance ceded)	$26,723,943	$28,152,202	$30,774,471
Losses and loss adjustment expenses	$14,387,327	$18,470,115	$19,545,761
Gross unpaid losses and loss adjustment expenses	$54,486,843	$61,559,695	$71,585,408
Net unpaid losses and loss adjustment expenses	$46,512,179	$49,743,381	$55,409,545

Crusader’s primary line of business is commercial multi-peril policies. This line of business represented approximately 98% of Crusader’s total written premium for the years ended December 31, 2011, 2010, and 2009.

Although Crusader is presently only selling insurance policies in the state of California, as of December 31, 2011, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

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

For the year ended December 31, 2011, gross written premium as reported on the Company’s statutory statement was $32,054,590 compared to $32,697,971, for the year ended December 31, 2010, a decrease of $643,381 (2%). The decline in written premium in 2011 of 2% was an improvement compared to the 16% decline in written premium in 2010. The modest improvement in results was primarily due to improved insurance products and increased marketing efforts. However, the continued year over year decline in written premium, although it appears to be slowing, reflects the continued competition in the Company’s commercial property casualty lines of business, weak economic growth in the state of California and in the nation and management’s continued emphasis on rate adequacy and underwriting discipline.

For the year ended December 31, 2010, gross written premium was $32,697,971 compared to $38,900,176 for the year ended December 31, 2009, a decrease of $6,202,205 (16%). The decline in written premium in 2010 of 16% compared to 2009, primarily reflects the then continuing and increasing price competition in the Company’s commercial property casualty insurance lines of business as well as corrective action management implemented on two of its problematic programs that were contributing higher than expected losses. This action resulted in reducing the number of brokers authorized to write that particular program from 85 to 15. These two programs accounted for approximately 32% of the $6,202,205 decrease in written premium before reinsurance in 2010. This action reinforces the Company’s belief that rate adequacy is more important than premium growth and that underwriting profit is its primary goal.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term.

In the year ended December 31, 2011, premium earned before reinsurance decreased $3,507,176 (10%) to $32,072,262 compared to $35,579,438 for the year ended December 31, 2010. In the year ended December 31, 2010, premium earned before reinsurance decreased $4,471,440 (11%) to $35,579,438 compared to $40,050,878 for the year ended December 31, 2009. The decrease in earned premium before reinsurance in both 2011 and 2010 is a direct result of the decrease in written premium in 2011 and 2010, respectively.

Earned ceded premium for the 12 months ended December 31, 2011, decreased $2,078,917 (28%) to $5,348,319 compared to $7,427,236 for the 12 months ended December 31, 2010. Earned ceded premium for the 12 months ended December 31, 2010, decreased $1,849,171 (20%) to $7,427,236 compared to $9,276,407 for the 12 months ended December 31, 2009. Earned ceded premiums as a percentage of direct earned premiums were 17% in 2011, 21% in 2010, and 23% for 2009. The decrease in earned ceded premium is partially a result of a decrease in direct premium earned and due to decreases in the rates charged by Crusader’s reinsurers. The decrease in the reinsurer’s rates is primarily due to changes in both the Company’s retention and participation in its reinsurance treaties.

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

The 2007 through 2011 excess of loss treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2011, the Company has received a total net contingent commission of $3,643,758 for the years subject to contingent commission. Of this amount, the Company has recognized $2,842,157 of contingent commission income, of which $518,301 was recognized in the year ended December 31, 2011. The remaining balance of the net payments received of $801,601 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2011, all such ceded contracts are accounted for as risk transfer reinsurance. The earned premium ceded consists of both premium ceded under the Company’s current reinsurance contracts and premium ceded to the Company’s provisionally rated reinsurance contracts.

Crusader’s direct, ceded and net earned premium are as follows:

	Year ended December 31
	2011	2010	2009

Direct earned premium	$32,072,262	$35,579,438	$40,050,878

Earned ceded premium
Excluding provisionally rated ceded premium	5,348,319	7,427,236	9,284,534
Provisionally rated ceded premium	-	-	(8,127)
Total earned ceded premium	5,348,319	7,427,236	9,276,407

Net earned premium	$26,723,943	$28,152,202	$30,774,471

Ratios of earned ceded premium to direct earned premium	17%	21%	23%

The changes in the ratio of earned ceded premium to direct earned premium is primarily due to changes in ceded reinsurance rates charged by reinsurers and changes in the level of Crusader’s participation.

Losses and Loss Adjustment Expenses

The Company’s net losses and loss adjustment expenses for the calendar years ended December 31, 2011, December 31, 2010 and December 31, 2009, were $14,387,327, $18,470,115 and $19,545,761, respectively.

Losses and loss adjustment expenses and loss ratio are as follows:

	Year ended December 31
	2011	2010	2009

Net earned premium	$26,723,943	$28,152,202	$30,774,471

Net losses and loss adjustment expenses
Provision for insured events of current year	19,229,785	23,038,294	23,501,314
Decrease in provision for events of prior years	4,842,458	4,568,179	3,955,553
Total net losses and loss adjustment expenses	$14,387,327	$18,470,115	$19,545,761

Loss ratio	53.8%	65.6%	63.5%

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

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP.

	Year ended December 31
	2011	2010	2009

Loss ratio	53.8%	65.6%	63.5%
Expense ratio	26.5%	25.9%	24.7%
Combined ratio	80.3%	91.5%	88.2%

As indicated in the above table, the loss ratio for the year ended December 31, 2011, decreased to 53.8% from 65.6% in 2010 and 63.5% in 2009. The decrease in the 2011 loss ratio was primarily due to a decrease in the provision for insured events of the current year as a percent of net earned premium. For the year ended December 31, 2011, the provision for insured events of the current year as a percent of net earned premium was 72% as compared to 82% for the year ended December 31, 2010, and 76% for the year ended December 31, 2009, respectively.

The current accident year losses of 72% of earned premium for the year ended December 31, 2011, are within the range of expected loss and loss expense ratios. In 2010, the current accident year loss ratio of 82% was outside of the expected range and was primarily a result of the losses recorded due to an unexpectedly high number of property claims reported in 2010 on one of the Company’s relatively new programs. Management took immediate corrective action on that program and the program’s loss ratio has improved during the past year. Management expects the program’s loss ratio will continue to improve over time. The Company’s sales in that program, which include both property and liability coverage, began in July 2008.

The variability of the Company’s losses and loss adjustment expenses for the periods presented is primarily due to the small population of the Company’s claims which may result in greater fluctuations in claim frequency and/or severity.

The favorable (adverse) development by accident year is as follows:

	Years ended
	December 31, 2011		December 31, 2010		December 31, 2009
Accident Year	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total

Prior to 2002	$223,311	5%	$1,256,939	27%	$882,996	22%
2002	(63,250)	(1)%	(126,697)	(3)%	(635,022)	(16)%
2003	232,372	5%	411,528	9%	264,402	7%
2004	453,390	9%	768,768	17%	485,456	12%
2005	475,551	10%	530,382	12%	1,308,662	33%
2006	290,839	6%	92,755	2%	1,839,987	47%
2007	804,297	17%	38,478	1%	(918,334)	(23)%
2008	1,284,419	26%	867,073	19%	727,406	18%
2009	(192,065)	(4)%	728,953	16%	-	-
2010	1,333,594	27%	-	-	-	-
Total prior accident years	$4,842,458	100%	$4,568,179	100%	$3,955,553	100%

As reflected in the above table, the amount of favorable development recognized during the year ended December 31, 2011, increased $274,279 (6%) to $4,842,458 from $4,568,179 in 2010. The amount of favorable development recognized during the year ended December 31, 2010, increased $612,626 (15%) to $4,568,179 from $3,955,553 in 2009. The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods.

Any reduction in losses and loss adjustment expenses from redundancies in the Company’s December 31, 2011, reserves over actual future payments, and/or any additional losses and loss adjustment expenses from actual future payments that exceed the Company’s reserves, will be recognized in the consolidated statements of operations of future accounting periods. The Company’s current expected loss and loss adjustment expense ratio assumption closely approximates the Company’s historical average loss and loss adjustment expense ratio. The difference between the Company’s current expected loss and loss adjustment expense ratio assumption and the actual loss and loss adjustment expense ratio for a given accident year will ultimately result in a dollar change (either higher or lower) that is a multiple of the earned premium for that year. The actual loss and loss adjustment expense ratio has been within five percentage points of the current expected loss and loss adjustment expense ratio in 6 of the Company’s 27 years. Since the Company’s net earned premium in 2011 was $26,723,943, a difference between the accident year 2011 actual and current expected loss and loss adjustment expense ratios of only five percentage points will ultimately impact losses and loss adjustment expenses by $1,336,197. The actual loss and loss adjustment expense ratio has been within ten percentage points of the current expected loss and loss adjustment expense ratio in 11 of the Company’s 27 years. A difference of ten percentage points on accident year 2011 will ultimately impact losses and loss adjustment expenses by $2,672,394. The actual loss and loss adjustment expense ratio has been within twenty percentage points of the current expected loss and loss adjustment expense ratio in 20 of the Company’s 27 years. A twenty percentage point difference between the accident year 2011 actual and the current expected loss and loss adjustment expense ratios will ultimately impact losses and loss adjustment expenses by $5,344,788. In addition, accident years 2010 and prior are also still developing. Future development on those years might either offset or add to any future development that emerges on accident year 2011.

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

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2011	2010	2009

Direct reserves
Case reserves	$12,771,203	$16,041,554	$18,374,109
IBNR reserves	41,715,640	45,518,141	53,211,299
Total direct reserves	$54,486,843	$61,559,695	$71,585,408

Reserves net of reinsurance
Case reserves	$11,815,692	$13,729,606	$16,532,963
IBNR reserves	34,696,487	36,013,775	38,876,582
Total net reserves	$46,512,179	$49,743,381	$55,409,545

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2011		2010		2009

CMP	$52,198,037	95.8%	$58,665,420	95.3%	$67,584,155	94.4%
Other Liability	2,246,166	4.1%	2,845,407	4.6%	3,929,320	5.5%
Other	42,640	0.1%	48,868	0.1%	71,933	0.1%
Total	$54,486,843	100.0%	$61,559,695	100.0%	$71,585,408	100.0%

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

Analysis of the roll forward of reserves for losses and loss adjustment expenses

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2011	2010	2009

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$49,743,381	$55,409,545	$58,839,017

Incurred losses and loss adjustment expenses
Provision for insured events of current year	19,229,785	23,038,294	23,501,314
Decrease in provision for events of prior years	(4,842,458)	(4,568,179)	(3,955,553)
Total losses and loss adjustment expenses	14,387,327	18,470,115	19,545,761

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	5,187,128	8,327,215	5,852,107
Losses and loss adjustment expenses attributable to insured events of prior years	12,431,401	15,809,064	17,123,126
Total payments	17,618,529	24,136,279	22,975,233

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	46,512,179	49,743,381	55,409,545

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	7,974,664	11,816,314	16,175,863
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$54,486,843	$61,559,695	$71,585,408

The Company’s net loss and loss adjustment expense reserve was $46,512,179 as of December 31, 2011. Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns. Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, the Company must consider the varying probabilities that the development pattern is off in varying degrees. If future development ultimately ends up being five percent different than the Company’s 2011 net reserve, approximately $2.4 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. A variance of five percent of net loss and loss adjustment expense reserve is not an unlikely scenario. If future development ultimately ends up being ten percent different than the Company’s 2011 net reserve, approximately $4.7 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. A variance of ten percent of net loss and loss adjustment expense reserve is not an unlikely scenario. Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

Other Insurance Operations

Health Insurance Program

Commission income from the health insurance sales is as follows:

	Year ended December 31
	2011	2010	2009

Commission income	$1,407,490	$1,933,288	$2,526,772

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income for the year ended December 31, 2011, decreased $525,798 (27%) compared to the year ended December 31, 2010. Commission income for the year ended December 31, 2010, decreased $593,484 (23%), compared to the year ended December 31, 2009.

The decrease in commission income in 2011 and 2010 is primarily the result of significant changes in the Company’s health insurance operation in 2010. On September 30, 2010, AIB discontinued marketing CIGNA medical and dental plans and on December 1, 2010, AAQHC, ceased administration of all CIGNA medical and dental plans. The CIGNA plans had accounted for approximately 56% of the Company’s health insurance income in 2010. The termination of the marketing and administrative agreement with CIGNA has resulted in a decrease in AIB commission income and AAQHC fee income. Effective October 1, 2010, AIB developed a new partnership with Guardian Life Insurance Company of America (GLIC). AIB began marketing, to brokers and to the public, GLIC’s dental and group life products that were created specifically for AIB. In 2011, approximately 34% of health insurance commission is from Guardian products. The decrease in commission income in 2011 and 2010 that is primarily related to the decrease in commission income from the sales of CIGNA medical and dental plans was approximately $1,085,431 (100%) in 2011 and approximately $828,085 (43%) in 2010. The decrease in commission income from the cancellation of the CIGNA programs was partially offset by an increase in commission income from the sales of the GLIC products and the other individual and group health insurance products marketed by the Company. Commission income from the Company’s other products was $1,407,490 in 2011; $847,857 in 2010; and $613,256 in 2009, respectively, resulting in an increase of approximately $559,633 (66%) in 2011 and $234,601 (38%) in 2010. The Company is continuing efforts to add additional contracted carriers in order to diversify its product offerings and to attract additional individual and group accounts.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2011	2010	2009

Membership and fee income	$156,165	$212,216	$261,980

Membership and fee income for the year ended December 31, 2011, decreased $56,051 (26%) compared to the year ended December 31, 2010. Membership and fee income for the year ended December 31, 2010, decreased $49,764 (19%) compared to the year ended December 31, 2009. The decrease for each of the years presented is a result of a decrease in the number of association members primarily as a result of the decrease in sales of CIGNA medical and dental plans and to the termination of the administrative agreement with CIGNA in 2010 as previously discussed .

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

	Year ended December 31
	2011	2010	2009

Policy fee income	$1,829,257	$1,980,928	$2,109,681
Policies issued	10,307	10,946	11,901

Policy fee income for the year ended December 31, 2011, decreased $151,671 (8%) as compared to the year ended December 31, 2010. The 8% decrease in policy fee income is primarily a result of a 639 (6%) decrease in the number of policies issued during 2011 as compared to 2010.

Policy fee income for the year ended December 31, 2010, decreased $128,753 (6%) as compared to the year ended December 31, 2009. The 6% decrease in policy fee income is primarily a result of a 955 (8%) decrease in the number of policies issued during 2010 as compared to 2009.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program is produced by Bedford for a non-affiliated insurance company.

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2011	2010	2009

Rental program commission	$240,808	$297,095	$336,315
Contingent commission	64,708	67,873	65,514
Total commission income	$305,516	$364,968	$401,829

The daily automobile rental insurance program commission income for the year ended December 31, 2011, decreased $56,287 (19%) compared to the year ended December 31, 2010. For the year ended December 31, 2010, commission income decreased $39,220 (12%) compared to the year ended December 31, 2009. Premium written in 2011 decreased 19% compared to premium written in 2010. Premium written in 2010 decreased 11% compared to premium written in 2009. The daily automobile rental insurance program continues to be impacted by the intense price competition in the marketplace and the slow economic recovery during the periods covered by this report. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. To avoid underwriting losses for the non-affiliated insurance company that it represents, Bedford continues to produce business only at rates that it believes to be adequate.

Other Commission and Fee Income

Other commission and fee income are as follows:

	Year ended December 31
	2011	2010	2009

Earthquake program commission income	$ -	$ -	$493
Miscellaneous commission and fee income		170	294
Total other commission and fee income	$ -	$170	$787

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

Premium Finance Program

Premium finance charges and late fees earned from financing policies are as follows:

	Year ended December 31
	2011	2010	2009

Premium finance charges and fees earned	$70,901	$276,737	$369,285
New loans	3,158	2,429	2,244

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Effective July 20, 2010, AAC reduced the interest rate charged on premiums financed to 0% in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time. Primarily due to the 0% financing, premium finance charges and fees earned decreased $205,836 (74%) in the year ended December 31, 2011, compared to 2010. Premium finance charges and fees earned decreased $92,548 (25%) in the year ended December 31, 2010, compared to 2009, primarily due to the reduction of interest charged on premiums financed to 0% effective July 20, 2010. The reduction in the interest rate that AAC charges on premiums financed has increased the number of new loans issued by 729, (30%) during 2011 compared to 2010. The average premium financed by AAC was $2,817 in 2011, $2,304 in 2010 and $2,309 in 2009. During 2011, 38% of all Unifax policies were financed and 80% of those policies were financed by AAC. During 2010, 33% of all Unifax policies were financed and 67% of those policies were financed by AAC. During 2009, 32% of all Unifax policies were financed and 59% of those policies were financed by AAC.

Investment Income and Net Realized Gains

Investment income and net realized gains are as follows:

	Year ended December 31
	2011	2010	2009

Average invested assets* – at amortized cost	$128,904,538	$133,682,728	$141,320,457

Interest income
Insurance company operations	$2,896,773	$3,489,498	$4,325,123
Other operations	1,852	3,432	1,350
Total investment income and realized gains	$2,898,625	$3,492,930	$4,326,473

Yield on average invested assets	2.25%	2.61%	3.06%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective year.

In the year ended December 31, 2011, the Company’s average invested assets (at amortized value) decreased $4,778,190 (4%) compared to the year ended December 31, 2010. In the year ended December 31, 2011, investment income earned, excluding realized gains, decreased $594,305 (17%) compared to the year ended December 31, 2010. The yield on average invested assets decreased to 2.25% in 2011 from 2.61% in 2010. The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2011, was 0.9 years compared to 1.3 years as of December 31, 2010. The Company’s invested assets (at amortized value) as of December 31, 2011, were $128,042,147 as compared to $129,766,929 as of December 31, 2010.

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

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2011, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2012	$58,080,000	$58,117,125	$59,078,086	3.29%
December 31, 2013	30,890,000	30,935,552	31,428,538	1.34%
December 31, 2014	650,000	650,000	650,000.64%
December 31, 2015	100,000	100,000	100,000	1.90%
December 31, 2016	100,000	100,000	100,000	1.88%
Total	$89,820,000	$89,902,677	$91,356,624	2.60%

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	(Amounts in Thousands)
	December 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

Certificates of deposit	$16,470	$16,470	$27,465	$27,465
U.S. treasury securities	73,433	74,887	95,836	99,247
Total fixed maturity investments	89,903	91,357	123,301	126,712
Short-term cash investments	38,139	38,139	6,466	6,466
Total investments	$128,042	$129,496	$129,767	$133,178

At December 31, 2011 and 2010 the Company had no fixed maturity investments with a gross unrealized loss.

No securities were sold at a loss during 2011 or 2010.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments; and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the years ended December 31, 2011, 2010 or 2009.

Other Income

Other Income from Insurance Company Revenues and Insurance Company Operations is primarily comprised of miscellaneous non-recurring income or items not relevant to the primary income statement captions:

	Year ended December 31
	2011	2010	2009

Other Income from insurance company revenues and other insurance operations	$1,184,804	$707,313	$845,828

Other income included in Insurance Company Revenues and Insurance Company Operations for the year ended December 31, 2011, increased $477,491 (68%) to $1,184,804, compared to $707,313 for the year ended December 31, 2010. The increase in other income is primarily related to the settlement of a provisionally rated reinsurance treaty with General Reinsurance Corporation during the quarter ended September 30, 2011, resulting in income recognition of $626,073. The provisional liability settlement was offset by a decrease of $119,176 (19%) in the contingent commission the Company recognized on the Company’s 2003, 2004 and 2006 excess of loss reinsurance treaties. Other income miscellaneous items decreased $29,406 compared to the prior year.

Other income included in Insurance Company Revenues and Insurance Company Operations for the year ended December 31, 2010, decreased $138,515 (16%) to $707,313 compared to $845,828 for the year ended December 31, 2009. The decrease was primarily the result of a $129,174 decrease (17%) in the contingent commission the Company recognized in 2010 on the Company’s 2003, 2004 and 2006 excess of loss reinsurance treaties. Other income miscellaneous items decreased $9,341 compared to the prior year.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2011	2010	2009

Policy acquisition costs	$7,080,768	$7,282,546	$7,612,716
Ratio to net earned premium (GAAP ratio)	27%	26%	25%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The ratio of policy acquisition cost to net earned premium has increased each year presented compared to the prior year primarily as a result of the continued decline in net earned premium. Policy acquisition costs have decreased, but at a slightly lower rate than earned premiums have declined which has resulted in the increase in the ratio.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2011	2010	2009

Total salaries and employee benefits incurred	$7,275,199	$7,783,272	$9,133,929
Less: charged to losses and loss adjustment expenses	(795,830)	(1,040,139)	(1,414,259)
Less: capitalized to policy acquisition costs	(2,144,805)	(2,426,069)	(2,519,543)
Net amount charged to operating expenses	$4,334,564	$4,317,064	$5,200,127

Total salaries and employee benefits incurred for the year ended December 31, 2011, increased $17,500 (0%) compared to the year ended December 31, 2010.

Total salaries and employee benefits incurred for the year ended December 31, 2010, decreased $883,063 (17%) compared to the year ended December 31, 2009. The decrease in total salaries and employee benefits incurred is primarily a result of a decrease in the number of employees as compared to the prior period, the retirement of the former chief executive of the Company on April 1, 2010, and was offset by increases in general salaries and employee benefits costs.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2011	2010	2009

Commission to agents/brokers	$225,094	$637,861	$1,089,787

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program and the daily automobile rental insurance program. Commissions to agents and brokers decreased $412,767 (65%) for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The decrease is primarily due to the decrease in written premium in the health insurance program and the decrease in commission income from that program. Commissions to agents and brokers decreased $451,926 (41%) for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease is also primarily due to the decrease in written premium in the health insurance program and the decrease in commission income from that program.

Other Operating Expenses are as follows:

	Year ended December 31
	2011	2010	2009

Other operating expenses	$2,798,780	$3,192,584	$4,004,737

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. Other operating expenses decreased $393,804 (12%) for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in other operating expenses is primarily due to a decrease of approximately $457,000 in the Company’s bad debt expense in 2011 compared to 2010.

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

Income Taxes

Income tax expense for the year ended December 31, 2011, was $2,010,292 compared to income tax expense of $891,429 for the year ended December 31, 2010. The effective combined income tax rates for 2011 and 2010 were 35% and 28%, respectively. The increase in income tax expense was primarily due to an increase in pre-tax income of $2,529,687 (79%) to $5,750,168 in the year ended December 31, 2011, compared to pre-tax income of $3,220,581 in the year ended December 31, 2010. The income tax expense incurred in 2010 included the recognition of a decrease in the percentage of undistributed dividends subject to California franchise tax that reduced the Company’s deferred tax liability by approximately $143,000. Excluding the adjustment to the deferred tax expense, the effective tax rate would have been 35% and 32% for the years ended December 31, 2011 and 2010, respectively.

Income tax expense for the year ended December 31, 2010, was $891,429 compared to income tax expense of $1,236,603 for the year ended December 31, 2009. The effective combined income tax rates for 2010 and 2009 were 28% and 30%, respectively. The decrease in income tax expense was primarily due to the decrease in pre-tax income of $943,397 (23%) to $3,220,581 in the year ended December 31, 2010, compared to pre-tax income of $4,163,978 in the year ended December 31, 2009. The decrease in the effective tax rate in 2010 was primarily due to the recognition of a decrease in the percentage of undistributed dividends subject to California franchise tax that reduced the Company’s deferred tax liability by approximately $143,000.

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

The Company underwrites four statutory annual statement lines of business: (1) commercial multi-peril, (2) liability other than automobile and products, (3) fire, and (4) allied lines. Commercial multi-peril policies comprised 98% of the Company’s 2011, 2010 and 2009 premium volume. Commercial multi-peril policies include both property and liability coverages. For all of the Company’s coverages and lines of business, the Company’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected losses and loss adjustment expenses required by the expected loss ratio and Bornhuetter-Ferguson methods, and (2) expected development patterns required by the loss development and Bornhuetter-Ferguson methods.

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

At the end of each fiscal quarter, the Company’s unpaid claims costs (reserves) for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer and by an independent consulting actuary.  Generally accepted actuarial methods including the widely used Bornhuetter-Ferguson and loss development methods are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary. During 2011, the claims costs emerging for the current accident year were slightly better than expected, hence the ultimate claims cost estimated using the Bornhuetter-Ferguson incurred method was not materially different from ultimate claims costs calculated by the expected loss ratio method. It was noted that the 2010 claims costs emerging during 2010 were higher than expected; however the 2010 claims costs emerging during 2011 were slightly lower than expected.  Total 2009 claims costs emerging through 2011 were higher than expected.  Each year, management reviews such aberrations to determine whether they are a normal part of the process or an indication that a change in reserve assumptions is appropriate. Management concluded that the differences noted above are normal differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of the Company, and does not believe a change of assumptions to be appropriate.

Development patterns generally do not tend to change materially over time. Generally, the Company has very little property claim development subsequent to the end of an accident year. Although liability claims may take ten or more years to fully develop, most of the development occurs in the first five to six years subsequent to the end of the accident year. The Company’s reserving methodology assumptions have not changed in the years presented. The effect of losses and loss adjustment expenses on the Company’s financial statements has primarily resulted from estimated costs being adjusted as actual costs emerge. The estimate of the total ultimate losses and loss adjustment expenses for a given accident year is revised over time as actual costs emerge. This is not, however a revision of the Company’s estimates, but a gradual replacement over time of the prior cost estimates with actual costs as they emerge. This is normal unfolding of the loss development process, not a revision of cost estimates.

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2011, the Company had 584 open claim files. During 2011, 1,032 new claim files were opened and 1,028 claim files were closed, leaving 588 open claim files at the end of 2011. Due to the small size of the Company and the related small population of claims, the Company’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect the Company’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. In the case of the Company, the estimates proved to be too high in each of the years reflected in the table. The favorable development in 2009 through 2011 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

	Calendar year ended December 31
	2011	2010	2009
Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$49,743,381	$55,409,545	$58,839,017
Net decrease in provision for events of prior years	$4,842,458	$4,568,179	$3,955,553
Percent of favorable development to beginning reserves	9.7%	8.2%	6.7%

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

There have been no changes in key assumptions of estimating future loss and loss adjustment expense payments. The changes in estimates of prior accident year incurred losses and loss adjustment expenses are attributed to the passage of time and the greater amount of actual loss data available for each accident year.

Reinsurance

The Company’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from the Company’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that the Company expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. The Company’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. The Company’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2011, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2011	2010	2009

Ceded loss and loss adjustment expense recoverable on excess of loss treaties
Ceded case loss and loss adjustment expense reserves recoverable	$955,511	$2,311,947	$1,841,146
Ceded IBNR reserves recoverable	7,019,153	9,504,367	14,334,717
Total ceded loss and loss adjustment expense reserves recoverable	$7,974,664	$11,818,314	$16,175,863

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2011	2010	2009

Direct earned premium	$32,072,262	$35,579,438	$40,050,878

Earned ceded premium
Excluding provisionally rated ceded premium	5,348,319	7,427,236	9,284,534
Provisionally rated ceded premium	-	-	(8,127)
Total earned ceded premium	5,348,319	7,427,236	9,276,407

Net premiums earned	$26,723,943	$28,152,202	$30,774,471
Ratio of earned ceded premium to direct earned premium	17%	21%	23%

The effect of reinsurance on losses and loss adjustment expenses are as follows:

	Year ended December 31
	2011	2010	2009

Direct losses and loss adjustment expenses	$11,970,100	$16,706,756	$19,221,640

Ceded losses and loss adjustment expenses incurred on excess of loss treaties
Ceded paid losses and loss adjustment expenses	1,424,423	2,596,190	3,315,589
Change in ceded case loss reserves	(1,356,436)	470,801	486,328
Change in ceded IBNR reserves	(2,485,214)	(4,830,350)	(4,126,038)
Total ceded losses and loss adjustment expenses incurred	(2,417,227)	(1,763,359)	(324,121)

Net losses and loss adjustment expenses	$14,387,327	$18,470,115	$19,545,761

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2011	2010	2009

Earned ceded premium	$5,348,319	$7,427,236	$9,276,407

Ceded losses and loss adjustment expenses incurred	(2,417,227)	(1,763,359)	(324,121)
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$7,765,546	$9,190,595	$9,600,528

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations, reflected above, and the following changes in reinsurance recoverable:

	Year ended December 31
	2011	2010	2009

Changes in ceded paid and unpaid losses and loss adjustment expenses	$3,830,227	$4,763,986	$3,301,130

There were no catastrophe losses incurred during the period covered by this table.

There have been no changes in key assumptions of estimating future ceded losses and loss adjustment expenses. The changes in estimates of prior accident year ceded incurred losses and loss adjustment expenses are attributed to the passage of time and a greater amount of actual loss data available for each accident year.

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

Related Party Transactions

The Company presently occupies approximately 46,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007. The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012. In addition, the lease extension provides for two 5-year options with a rent increase of 5% for each option period. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations approximately 100% of the space it leases. The total rent expense under this lease agreement was $1,066,990 for the years ended December 31, 2011, 2010, and 2009. The Company intends to relocate its offices and is currently looking to purchase an office building for that purpose. While this process takes place, the Company has entered into a new one-year lease at its current location and will occupy approximately half of the space it currently leases. The new lease provides for an annual gross rent of $486,000 and is effective from April 1, 2012, through March 31, 2013, with options to extend for three 6-month periods at the same terms and conditions for each extension period. The Company anticipates that it will incur approximately $180,000 for tenant improvements and other costs required to downsize its current space. The Company believes that at the inception the lease agreement, at each subsequent extension of that lease and the new lease agreement effective April 1, 2012, the terms of the lease are at least as favorable to the Company as could have been obtained from non-affiliated third parties.

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

The Company’s invested assets at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Fixed maturity bonds (at amortized cost)	$73,432,677	$95,836,282
Short-term cash investments (at cost)	38,139,469	6,465,649
Certificates of deposit – over 1 year (at cost)	16,470,000	27,464,998
Total invested assets	$128,042,146	$129,766,929

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than 8 years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from market interest rate movements is not recognized as realized gains or losses in the Consolidated Statements of Operations. Interest rate movements on the Company’s investments are not due to credit rating related issues. As of December 31, 2011, the Company’s unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $1,453,946 compared to unrealized gains (net of unrealized losses) before income taxes of $3,410,702 as of December 31, 2010. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2011, would decrease by approximately $650,716. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold or the decrease was deemed to be other-than-temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Los Angeles, California

March 26, 2012

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2011	2010
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: December 31, 2011 $89,902,677; December 31, 2010 $123,301,280)	$91,356,624	$126,711,982
Short-term investments, at cost	38,139,469	6,465,649
Total Investments	129,496,093	133,177,631
Cash	467,087	45,210
Accrued investment income	680,626	690,718
Premium and notes receivable, net	5,303,714	4,364,393
Reinsurance recoverable:
Paid losses and loss adjustment expenses	60,300	48,877
Unpaid losses and loss adjustment expenses	7,974,664	11,816,314
Deferred policy acquisition costs	4,158,522	4,300,927
Property and equipment (net of accumulated depreciation)	230,781	1,630,574
Deferred income taxes	1,394,500	1,059,557
Other assets	608,758	540,519
Total Assets	$150,375,045	$157,674,720

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$54,486,843	$61,559,695
Unearned premiums	15,912,276	15,929,948
Advance premium and premium deposits	818,006	829,746
Income taxes payable	-	1,175
Accrued expenses and other liabilities	3,309,605	6,000,340
Total Liabilities	$74,526,730	$84,320,904

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,341,992 at December 31, 2011, and 5,333,081 at December 31, 2010	$3,611,461	$3,554,973
Accumulated other comprehensive income	959,604	2,251,063
Retained earnings	71,277,250	67,547,780
Total Stockholders’ Equity	$75,848,315	$73,353,816

Total Liabilities and Stockholders' Equity	$150,375,045	$157,674,720

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
REVENUES
Insurance Company Revenues
Premium earned	$32,072,262	$35,579,438	$40,050,878
Premium ceded	5,348,319	7,427,236	9,276,407
Net premium earned	26,723,943	28,152,202	30,774,471
Investment income	2,896,773	3,489,498	4,325,123
Other income	1,171,006	692,484	836,958
Total Insurance Company Revenues	30,791,722	32,334,184	35,936,552

Other Revenues from Insurance Operations
Gross commissions and fees	3,698,428	4,491,569	5,301,049
Investment income	1,852	3,432	1,350
Finance charges and fees earned	70,901	276,737	369,285
Other income	13,798	14,829	8,870
Total Revenues	34,576,701	37,120,751	41,617,106

EXPENSES
Losses and loss adjustment expenses	14,387,327	18,470,115	19,545,761
Policy acquisition costs	7,080,768	7,282,546	7,612,716
Salaries and employee benefits	4,334,564	4,317,064	5,200,127
Commissions to agents/brokers	225,094	637,861	1,089,787
Other operating expenses	2,798,780	3,192,584	4,004,737
Total Expenses	28,826,533	33,900,170	37,453,128

Income Before Taxes	5,750,168	3,220,581	4,163,978
Income Tax Expense	2,010,292	891,429	1,236,603

Net Income	$3,739,876	$2,329,152	$2,927,375

PER SHARE DATA:
Basic
Earnings Per Share	$0.70	$0.44	$0.53
Weighted Average Shares	5,335,524	5,312,684	5,507,371
Diluted Earnings Per Share
Earnings Per Share	$0.70	$0.44	$0.53
Weighted Average Shares	5,358,590	5,351,578	5,547,999

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009

Net income	$3,739,876	$2,329,152	$2,927,375
Other changes in comprehensive income, net of tax:
Unrealized losses on securities classified as
available-for-sale arising during the period	(1,291,459)	(491,097)	(2,162,713)
Comprehensive Income	$2,448,417	$1,838,055	$764,662

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Losses)	Earnings	Total

Balance – December 31, 2008	5,574,315	$3,569,099	$4,904,873	$68,484,283	$76,958,255

Dividends paid to stockholders’	-	-	-	(1,959,629)	(1,959,629)
Shares repurchased	(268,111)	(131,756)	-	(2,316,192)	(2,447,948)
Change in comprehensive income, net of deferred income tax	-	-	(2,162,713)	-	(2,162,713)
Net income	-	-	-	2,927,375	2,927,375
Balance – December 31, 2009	5,306,204	$3,437,343	$2,742,160	$67,135,837	$73,315,340

Dividends paid to stockholders’	-	-	-	(1,917,209)	(1,917,209)
Net shares issued for exercise of stock options	26,877	77,599	-	-	77,599
Tax benefit from disqualified incentive stock options	-	40,031	-	-	40,031
Change in comprehensive income, net of deferred income tax	-	-	(491,097)	-	(491,097)
Net income	-	-	-	2,329,152	2,329,152
Balance – December 31, 2010	5,333,081	$3,554,973	$2,251,063	$67,547,780	$73,353,816

Net shares issued for exercise of stock options	10,177	23,641	-	-	23,641
Tax benefit from disqualified incentive stock options	-	2,724	-	-	2,724
Non cash stock based compensation	-	30,676	-	-	30,676
Shares repurchased	(1,124)	(553)	-	(10,406)	(10,959)
Shares cancelled or adjusted	(142)	-	-	-	-
Change in comprehensive income, net of deferred income tax	-	-	(1,291,459)	-	(1,291,459)
Net income	-	-	-	3,739,876	3,739,876
Balance – December 31, 2011	5,341,992	$3,611,461	$959,604	$71,277,250	$75,848,315

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009

Cash flows from operating activities:
Net income	$3,739,876	$2,329,152	$2,927,375
Adjustments to reconcile net income to net cash from operations
Depreciation	59,483	127,371	196,040
Bond amortization, net	153,604	114,924	224,180
Non cash stock based compensation	30,676	-	-
Tax benefit from disqualified incentive stock options	(2,724)	(40,031)	-
Changes in assets and liabilities
Premium, notes and investment income receivable	(929,229)	73,476	853,430
Reinsurance recoverable	3,830,227	4,763,986	3,301,130
Deferred policy acquisition costs	142,405	654,709	264,256
Other assets	160,847	(61,542)	129,300
Unpaid losses and loss adjustment expenses	(7,072,852)	(10,025,713)	(7,069,182)
Unearned premium	(17,672)	(2,881,467)	(1,150,703)
Advance premium and premium deposits	(11,740)	(204,306)	(158,501)
Accrued expenses and other liabilities	(1,258,818)	(794,014)	(1,119,331)
Income taxes current/deferred	102,817	57,831	(1,061,553)
Net Cash Used by Operating Activities	(1,073,100)	(5,885,624)	(2,663,559)

Cash flows from investing activities:
Purchase of fixed maturity investments	(14,794,000)	(33,024,508)	(36,074,521)
Proceeds from maturity of fixed maturity investments	48,038,998	38,048,999	42,950,000
Net (increase) decrease in short-term investments	(31,673,820)	2,692,183	344,201
Additions to property and equipment	(91,607)	(104,773)	(57,742)
Net Cash Provided by Investing Activities	1,479,571	7,611,901	7,161,938

Cash flows from financing activities:
Repurchase of common stock	(10,959)	-	(2,447,948)
Dividends paid to stockholders	-	(1,917,209)	(1,959,629)
Proceeds from exercise of stock options	23,641	77,599	-
Tax benefit from disqualified incentive stock options	2,724	40,031	-
Net Cash Provided (Used) by Financing Activities	15,406	(1,799,579)	(4,407,577)

Net increase (decrease) in cash	421,877	(73,302)	90,802
Cash at beginning of year	45,210	118,512	27,710
Cash at End of Year	$467,087	$45,210	$118,512

Supplemental cash flow information
Cash paid during the period for:
Interest	-	-	-
Income taxes	$1,908,982	$833,931	$2,308,920

Supplemental schedule of non-cash investing activities
(Write-offs) acquisition of fixed assets	$(1,602,133)	$1,431,917	-

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

Investments

All of the Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value, with unrealized gains and losses, net of applicable deferred income taxes, excluded from earnings and credited or charged to a separate component of equity. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Interest income on fixed maturity investments and short-term investments are recognized on an accrual basis at each measurement date and are included in net investment income in the Company’s Consolidated Statements of Operations.

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired. For each fixed income security in an unrealized loss position, the Company assesses whether it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes, or the credit quality of the underlying security. If a security meets this criteria, the security's decline in fair value is considered other than temporary and is recorded as a net realized investment loss, included in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income based on the specific identification method. There were no realized investments gains (losses) for any of the periods presented in the accompanying Consolidated Statements of Operations. The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Short term investments include U.S. treasury bills, U.S. treasury money market fund and bank money market and savings accounts which are all highly rated and redeemable within one year.

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques. (See Note 4.)

The Company has used the following methods and assumptions in estimating its fair value disclosures:

  Fixed Maturities:

1.       Investment securities, excluding long-term certificates of deposit – Fair values are obtained from a national quotation service.

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

As of December 31, 2011, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

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

Earnings Per Share

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, options are excluded from the calculation of diluted earnings per share, as the inclusion of such options would have an anti-dilutive effect.

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

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2011	2010

Premium trust funds (1)	$ -	$ -
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$700,000	$700,000

(1)	As required by law, the Company segregates from its operating accounts the premiums collected from insured’s which are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments. In the years ended December 31, 2011 and 2010, the Company’s receivables from insurance policies exceeded its premiums payable to insurance companies; therefore, there were no trust restrictions on cash and short-term investments.

(2)	Included in fixed maturity investments are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

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

Reinsurance

The Company cedes reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and reinsurance recoverable on both paid and unpaid losses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2011, all such ceded contracts are accounted for as risk transfer reinsurance.

The Company evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2011 or 2010.

Segment Reporting

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the year ended December 31, 2011, 87% of consolidated revenues for the year ended December 31, 2010, and 86% for the year ended December 31, 2009. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company’s wholly owned subsidiary Crusader Insurance Company (Crusader), which as of December 31, 2011, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader is a multi-line property and casualty insurance company, which began transacting business on January 1, 1985. For the year ended December 31, 2011, 98% of Crusader’s business was commercial multi-peril (CMP) insurance policies. CMP policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured’s premises. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2011	2010	2009
Revenues
Insurance company operation	$30,791,722	$32,334,184	$35,936,552

Other insurance operations	12,571,186	13,748,509	16,345,676
Intersegment eliminations (1)	(8,786,207)	(8,961,942)	(10,665,122)
Total other insurance operations	3,784,979	4,786,567	5,680,554

Total revenues	$34,576,701	$37,120,751	$41,617,106

Income before income taxes
Insurance company operation	$8,074,016	$6,120,731	$7,176,928
Other insurance operations	(2,323,848)	(2,900,150)	(3,012,950)
Total income before income taxes	$5,750,168	$3,220,581	$4,163,978

Assets
Insurance company operation	$138,622,429	$141,155,995	$158,095,906
Intersegment eliminations (2)	(1,063,558)	(600,113)	(824,887)
Total insurance company operation	137,558,871	140,555,882	157,271,019
Other insurance operations	12,816,174	17,118,838	12,837,633
Total assets	$150,375,045	$157,674,720	$170,108,652

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc., a wholly owned subsidiary of Unico (Unifax).

(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks

In 2011 and 2010, 100% of Crusader’s gross premium written was derived from California. In 2011, approximately 34% of the $1,407,490 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America (GLIC) dental and group life plan programs. In 2010, approximately 56% of the $1,933,288 commission income from the Company’s health insurance program was from CIGNA medical and dental plan programs.

At December 31, 2011, the Company’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses of $8,034,964 was as follows:

Name of Reinsurer	A.M. Best Rating	Amount Recoverable

Platinum Underwriters Reinsurance, Inc.	A	$4,586,458
Hannover Ruckversicherungs AG	A	1,965,683
Partners Reinsurance Company of the U.S.	A+	452,324
General Reinsurance Corporation	A++	448,872
TOA Reinsurance	A+	446,873
QBE Reinsurance Corporation	A	134,754
Total		$8,034,964

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

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”. The new standard indefinitely defers the requirement in ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  During the deferral period, entities will still need to comply with the existing requirements for the presentation of reclassification adjustments. The amendment is effective for annual reporting periods beginning after December 15, 2011.  The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (ASC 820).  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The new guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the new standard and to quantify the total effect, if practicable. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944). The new standard modifies the types of policy acquisition costs that can be capitalized and are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, inspection costs and broker commissions. The ASU defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. The new guidance is effective for interim periods and annual fiscal years beginning after December 15, 2011, and may be applied prospectively or retrospectively.  The Company completed its evaluation and assessment using the prospective method to implement this new standard and believes adoption of the standard will not have a material impact on the Company’s consolidated financial statements.

There have been no other accounting standards issued in 2011 that are expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – INVESTMENTS

A summary of net investment and related income is as follows:

	Year ended December 31
	2011	2010	2009

Fixed maturities	$2,890,473	$3,467,801	$4,264,304
Short-term investments	8,152	25,129	62,169
Total investment income	$2,898,625	$3,492,930	$4,326,473

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2011, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$58,117,126	$59,078,086
Due after one year through five years	31,785,551	32,278,538
Total fixed maturities	$89,902,677	$91,356,624

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
Available for sale:
Fixed maturities
Certificates of deposit	$16,470,000	$ -	-	$16,470,000
U.S. treasury securities	73,432,677	1,453,947	-	74,886,624
Total fixed maturities	$89,902,677	$1,453,947		$91,356,624

December 31, 2010
Available for sale:
Fixed maturities
Certificates of deposit	$27,464,998	$ -	-	$27,464,998
U.S. treasury securities	95,836,282	3,410,702	-	99,246,984
Total fixed maturities	$123,301,280	$3,410,702		$126,711,982

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	Year ended December 31
	2011	2010

Gross unrealized appreciation of fixed maturities	$1,453,947	$3,410,702
Gross unrealized (depreciation) of fixed maturities	-	-
Net unrealized appreciation on investments	1,453,947	3,410,702
Deferred federal tax (expense)	(494,343)	(1,159,639)
Net unrealized appreciation, net of deferred income taxes	$959,604	$2,251,063

At December 31, 2011 and 2010, the Company had no fixed maturity investments with a gross unrealized loss.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the years ended December 31, 2011, 2010 or 2009.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2011	2010

U.S. treasury money market fund	$6,802,126	$121,751
Short-term U.S. treasury bills	30,288,668	4,398,003
Bank money market accounts	1,046,813	1,494,033
Certificates of deposit	-	450,000
Bank savings accounts	1,862	1,862
Total short-term investments	$38,139,469	$6,465,649

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

The estimated carrying values of the Company’s financial instruments as of December 31, 2011 and 2010 allocated among the three levels mentioned above are as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2011
Available for sale:
Fixed maturities
U.S. treasury securities	$74,886,624	$ -	-	$74,886,624
Certificates of deposit	-	16,470,000	-	16,470,000
Total fixed maturities	$74,886,624	$16,470,000		$91,356,624

December 31, 2010
Available for sale:
Fixed maturities
U.S. treasury securities	$99,246,984	$ -	-	$99,246,984
Certificates of deposit	-	27,464,998	-	27,464,998
Total fixed maturities	$99,246,984	$27,464,998		$126,711,982

The Company’s fixed maturity investments, excluding long-term certificates of deposit, are all classified within Level 1 of the fair value hierarchy because they are valued using unadjusted quoted market prices. Long-term certificates of deposit are classified within Level 2. Fair value measurements are not adjusted for transaction costs.

NOTE 5 – PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION)

Property and equipment consist of the following:

	Year ended December 31
	2011	2010

Furniture, fixtures, computer and office equipment	$2,369,180	$3,709,490
Accumulated depreciation	2,138,399	2,078,916
Net property and equipment	$230,781	$1,630,574

Included in the above table for the year ended December 31, 2010, is work-in-process for software development in the amount of $1,500,162 of which $1,431,917 was unpaid. During the year ended December 31, 2011, the unpaid balance due the vendor associated with the implementation of a new policy administration system was not paid due to the vendor’s inability to resolve the issues related to the software’s operation and functionality. The Company expensed all capitalized work-in-progress costs paid to date (see Note 11).

Depreciation is computed using straight line methods over 3 to 7 years.

NOTE 6 – PREMIUMS, COMMISSIONS AND NOTES RECEIVABLE, NET

Premiums, commissions and notes receivable, net, are as follows:

	Year ended December 31
	2011	2010

Premiums and commission receivable	$3,439,653	$2,938,037
Premium finance notes receivable	2,977,731	2,536,877
Total premiums and notes receivable	6,417,384	5,474,914
Less allowance for doubtful accounts	(1,113,670)	(1,110,521)
Net premiums and notes receivable	$5,303,714	$4,364,393

Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elected to finance their premiums over a nine-month term. These notes are net of unearned finance charges and credit loss reserves.

One of the Company’s agents that was appointed in 2008 to assist the Company to implement its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The agent has not paid any subsequent premium to Unifax. The Company subsequently commenced legal proceedings against the agent corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. As of December 31, 2011, the agent’s balance due to Unifax was $1,495,226. Based on the information presently available, the Company has a bad debt reserve established of $1,101,835 which represents approximately 74% of the current balance due to Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

Bad debt expense for the year ended December 31, 2011, 2010 and 2009, was $11,465, $460,068 and $655,797, respectively.

NOTE 7 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2011	2010

Direct reserves
Case reserves	$12,771,203	$16,041,554
IBNR reserves	41,715,640	45,518,141
Total direct reserves	$54,486,843	$61,559,695

Reserves net of reinsurance
Case reserves	$11,815,692	$13,729,606
IBNR reserves	34,696,487	36,013,775
Total net reserves	$46,512,179	$49,743,381

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
	2011		2010
Line of Business
CMP	$52,198,037	95.8%	$58,665,420	95.3%
Other liability	2,246,166	4.1%	2,845,407	4.6%
Other	42,640	0.1%	48,868	0.1%
Total	$54,486,843	100.0%	$61,559,695	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2011	2010	2009

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$49,743,381	$55,409,545	$58,839,017

Incurred losses and loss adjustment expenses
Provision for insured events of current year	19,229,785	23,038,294	23,501,314
Decrease in provision for events of prior years	(4,842,458)	(4,568,179)	(3,955,553)
Total losses and loss adjustment expenses	14,387,327	18,470,115	19,545,761

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	5,187,128	8,327,215	5,852,107
Losses and loss adjustment expenses attributable to insured events of prior years	12,431,401	15,809,064	17,123,126
Total payments	17,618,529	24,136,279	22,975,233

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	46,512,179	49,743,381	55,409,545

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	7,974,664	11,816,314	16,175,863
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$54,486,843	$61,559,695	$71,585,408

 At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. In the case of the Company, the estimates proved to be too high in each of the years reflected in the table. The favorable development in 2009 through 2011 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

NOTE 8 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of Crusader’s deferred policy acquisition costs:

	Year ended December 31
	2011	2010	2009

Deferred policy acquisition costs at beginning of year	$4,300,927	$4,955,636	$5,219,892
Policy acquisition costs incurred during year	6,938,363	6,627,837	7,348,460
Policy acquisition costs amortized during year	(7,080,768)	(7,282,546)	(7,612,716)
Deferred policy acquisition costs at end of year	$4,158,522	$4,300,927	$4,955,636

Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs, which are related to and vary with the production of Crusader policies. Policy acquisition costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income on insurance policies generated from these costs, including investment income.

NOTE 9 – LEASE COMMITMENT TO RELATED PARTY

The lease commitment provides for the following minimum annual rental commitments:

Year ending
December 31, 2012	$631,247
December 31, 2013 (through March 31, 2013)	121,500
Total minimum payments	$752,747

The Company presently occupies approximately 46,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2012. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The Company signed an extension to the lease with a 4% increase in rent effective April 1, 2007. The lease provides for an annual gross rent of $1,066,990 from April 1, 2007, through March 31, 2012. In addition, the lease extension provides for two 5-year options with a rent increase of 5% for each option period. The total rent expense under this lease agreement was $1,066,990 for the years ended December 31, 2011, 2010, and 2009. The Company intends to relocate its offices and is currently looking to purchase an office building for that purpose. While this process takes place, the Company has entered into a new one-year lease at its current location and will occupy approximately half of the space it currently leases. The new lease provides for an annual gross rent of $486,000 and is effective from April 1, 2012, through March 31, 2013, with options to extend for three 6-month periods at the same terms and conditions for each extension period. The Company anticipates that it will incur approximately $180,000 for tenant improvements and other costs required to downsize its current space. The Company believes that at the inception the lease agreement, at each subsequent extension of that lease and the new lease agreement effective April 1, 2012, the terms of the lease are at least as favorable to the Company as could have been obtained from non-affiliated third parties.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2011	2010

Policy administration system	$ -	$1,431,917
Premium payable	586,717	1,236,714
Unearned contingent commission on reinsurance treaty	801,601	1,344,341
Unearned policy fee income	886,361	932,930
Profit sharing plan contributions	264,000	393,000
Accrued salaries	428,489	425,428
Commission payable	101,244	77,031
Other	241,193	158,979
Total accrued expenses and other liabilities	$3,309,605	$6,000,340

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or others, which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and they do not materially affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position.

In June 2010, the Company completed its search for a new policy administration software system to replace its existing legacy system, and the Company signed related contracts on July 8, 2010.  The Company had discussions and negotiations with the vendor over concerns about the vendor’s delay in the implementation of the system and the system’s functionality. As a result of the vendor’s inability to resolve the issues related to the software’s operation and functionality, the Company unilaterally rescinded the contracts and abandoned the implementation of that vendor’s software. In the year ended December 31, 2011, the Company expensed all capitalized work-in-progress costs paid to date of $80,038 and cancelled the remaining unpaid capitalized balance of approximately $1.6 million due the vendor. The Company renewed its search for a new policy administration software system.

NOTE 12 – REINSURANCE

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations.

Crusader’s primary excess of loss reinsurance agreements since January 1, 2003, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2011	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A A+	$500,000	$ -

2005 – 2010	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A	$250,000	$500,000

In 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2011, all such ceded contracts are accounted for as risk transfer reinsurance.

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

The 2007 through 2010 excess of loss treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2011, the Company has received a total net contingent commission of $3,643,758 for the years subject to contingent commission. Of this amount, the Company has recognized $2,842,157 of contingent commission income, of which $518,301 was recognized in the year ended December 31, 2011. The remaining balance of the net payments received of $801,601 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

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

The effect of reinsurance on premiums written, premiums earned, and incurred losses are as follows:

	Year ended December 31
	2011	2010	2009
Premiums written:
Direct business	$32,054,590	$32,697,971	$38,900,176
Reinsurance assumed	-	-	-
Reinsurance ceded	(5,334,743)	(7,427,651)	(9,264,278)
Net premiums written	$26,719,847	$25,270,320	$29,635,898

Premiums earned:
Direct business	$32,072,262	$35,579,438	$40,050,878
Reinsurance assumed	-	-	-
Reinsurance ceded	(5,348,319)	(7,427,236)	(9,276,407)
Net premiums earned	$26,723,943	$28,152,202	$30,774,471

Incurred losses and loss adjustment expenses:
Direct	$11,970,100	$16,706,756	$19,221,640
Assumed	-	-	-
Ceded	2,417,227	1,763,359	324,121
Net incurred losses and loss adjustment expenses	$14,387,327	$18,470,115	$19,545,761

Earned reinsurance ceded premium as a percentage of direct earned premium was 17% in 2011, 21% in 2010 and 23% in 2009.

NOTE 13– RETIREMENT PLANS

Profit Sharing Plan

The Unico American Corporation Profit Sharing Plan covers Company employees who are at least 21 years of age and have been employed by the Company for at least 2 years. Pursuant to the terms of this plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. Participants must be employed by the Company on the last day of the plan year to be eligible for contribution. Participants are entitled to receive distribution of benefits under this plan upon retirement, termination of employment, death, or disability.

Money Purchase Plan

The Unico American Corporation Money Purchase Plan covers the present executive officers of the Company and an employee of a subsidiary of the Company. Pursuant to the terms of this plan, the Company annually contributes to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. However, amounts contributed to the Unico American Corporation Profit Sharing Plan will be considered first in determining the actual amount available under the Internal Revenue Service maximum contribution limits. Participants must be employed by the Company on the last day of the plan year to be eligible for contribution. Participants are entitled to receive distribution of benefits under this plan upon retirement, termination of employment, death, or disability.

The Company’s Profit Sharing Plan and Money Purchase Plan expenses were as follows:

Year ended December 31, 2011	$233,710
Year ended December 31, 2010	$277,921
Year ended December 31, 2009	$876,208

NOTE 14 – STATUTORY CAPITAL AND SURPLUS

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

Crusader Insurance Company statutory capital and surplus are as follows:

As of December 31, 2011	$67,277,035
As of December 31, 2010	$62,520,958

Crusader Insurance Company statutory net income is as follows:

Year ended December 31, 2011	$5,661,398
Year ended December 31, 2010	$4,513,078
Year ended December 31, 2009	$4,942,935

The California Department of Insurance (the insurance department) conducts periodic financial examinations of Crusader. The insurance department completed a financial examination of Crusader’s December 31, 2008, statutory financial statements. A final report on the examination was issued by the insurance department on October 22, 2009. No significant issues were reported in the final report.

The Company believes that Crusader's statutory capital and surplus are sufficient to support the insurance premiums written based on guidelines established by the National Association of Insurance Commissioners (NAIC).

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the insurance department. Presently, without prior approval, Crusader may pay a dividend in any 12-month period to its parent equal to the greater of (a) 10% of Crusader's statutory policyholders' surplus or (b) Crusader's statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2011, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2012 is $6,727,703. In the years ended December 31, 2011, 2010 and 2009, Crusader paid to Unico cash dividends in the amount of $1,250,000, $4,250,000 and $7,000,000, respectively.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk, and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2011, was 1,018% of authorized control level risk-based capital.

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

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive 4 or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer’s annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention. In 2011, the Company was outside the usual value of one of the 13 IRIS ratio tests. IRIS ratio test No. 6 considers the Company’s 2011 investment yield. An unusual value for that ratio is equal to or over 6.5% or equal to or less than 3%. Crusader’s 2011 investment yield was 2.3%.

NOTE 15 – STOCK PLANS

The Company’s 1999 Omnibus Stock Plan that covered 500,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999. This plan terminated in accordance with its terms in March 2009. As of December 31, 2011, options to purchase up to 25,396 shares of common stock were outstanding and exercisable under the 1999 Plan.

The Unico American Corporation 2011 Incentive Stock Plan covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. During the year ended December 31, 2011, options to purchase 91,240 shares of common stock were granted under the 2011 plan to one non-executive employee and 9,124 of these shares are currently vested and exercisable.

No options were granted during the year ended December 31, 2010. The Company granted no options to non-employees during the years ended December 31, 2011 and 2010.

As of December 31, 2011, options to purchase an aggregate of 116,636 shares of common stock were outstanding under the 1999 and 2011 Plans, of which 34,520 were vested and exercisable.

The exercise price, term and other conditions applicable to each stock option granted under the 2011 Plan are determined by the Company’s compensation committee of the Board of Directors. The exercise price of the stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). Options granted under the 2011 Plan in 2011 become exercisable over a ten year period and expire ten years after the date of the grant. The options granted in 2011 vest 10% as of the grant date and 10% annually thereafter on the anniversary date.

The Company recognized stock-based compensation expense in the amount of $30,676 and $0 for all awards issued under the Company’s 2011 Stock Option plan in the salaries and employee benefits line item in the consolidated statements of operations in the year ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $200,356 of total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments which are expected to be recognized over a weighted average remaining period of 8.67 years.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes Option-Pricing Model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and expected dividends. The weighted average fair value per option granted in the year ended December 31, 2011, was $2.53.

Expected dividend yield is based on the historical dividend behavior as well as the expected dividend behavior of the Company. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve for a ten-year treasury in effect at the time of grant. The expected term represents an estimate of time the options are expected to remain outstanding. In accordance with ASC Topic 718, “Compensation – Stock Compensation”, the Company estimates forfeitures at the time of the grant and revises those estimates in subsequent periods if the actual forfeitures differ from those estimates.

The average assumptions used to value each option award in the year ended December 31, 2011 are as follows.

Year Ended
December 31, 2011

Weighted-average grant date fair value	$2.53
Expected dividend yield	3.12%
Expected volatility	28.74%
Risk-free interest rate	2.02%
Expected term (years)	10.00
Expected forfeiture	0.00%

The following table summarizes stock option activity for year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2010	36,773	$3.11	1.96	$221,741
Granted	91,240	$10.96	-	-
Forfeited	-	-	-	-
Exercised	11,377	$3.11	-	-
Outstanding at December 31, 2011	116,636	$9.25	7.78	$326,492
Exercisable at December 31, 2011	34,520	$5.18	3.27	$236,985

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on December 31, 2011. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $87,441, $165,096 and $0, respectively. During the years ended December 31, 2011, 2010 and 2009, the amount of cash received from the exercise of stock options was $23,641, $77,599 and $0, respectively. There were no options exercised in 2009.

The following table summarizes information regarding the stock options outstanding at December 31, 2011:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options

$10.96	91,240	9.67	$10.96	9,124	$10.96
$3.11	25,396.97		$3.11	25,396	$3.11

NOTE 16 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2011	2010	2009
Current provision:
Federal	$1,670,957	$1,043,492	$1,541,835
State	8,982	8,931	8,920
Total federal and state	1,679,939	1,052,423	1,550,755
Deferred tax expense (benefit)	330,353	(160,994)	(314,152)
Provision for taxes	$2,010,292	$891,429	$1,236,603

The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the following table:

	Year ended December 31
	2011	2010	2009

Computed income tax expense	$1,955,058	$1,094,997	$1,415,753
Tax effect of:
State tax, net of federal tax benefit	41,233	(220,490)	(297,887)
Other	14,001	16,922	118,737
Income tax expense per consolidated statements of operations	$2,010,292	$891,429	$1,236,603

The deferred tax benefit or expense related to the change in unrealized gains on securities classified as available-for-sale in the current period was a $665,296 deferred tax benefit for the year ended December 31, 2011, a $252,989 deferred tax benefit for the year ended December 31, 2010, and a $1,114,125 deferred tax expense for the year ended December 31, 2009.

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

	Year ended December 31
	2011	2010
Deferred tax assets
Discount on loss reserves	$1,331,432	$1,668,869
Unearned premiums	1,099,386	1,100,441
Unearned commission income	385,637	386,019
Unearned policy fee income	379,717	399,667
State income tax deductible in future periods	281,789	361,514
Bad debt reserve	477,096	475,747
Other	114,191	108,483
Total deferred tax assets	$4,069,248	$4,500,740

Deferred tax liabilities
Deferred acquisition costs	$1,748,455	$1,809,424
Unrealized gain on investments	494,343	1,159,639
State tax on undistributed insurance company earnings	409,005	367,382
Tax depreciation in excess of book depreciation	22,945	26,761
Other	-	77,977
Total deferred tax liabilities	$2,674,748	$3,441,183

Net deferred tax assets	$1,394,500	$1,059,557

Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

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

As of December 31, 2011, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the year ended December 31, 2011, the Company repurchased 1,124 shares of the Company’s common stock in unsolicited private transactions at a cost of $10,959, of which $553 was allocated to capital and $10,406 was allocated to retained earnings. As of December 31, 2011, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 246,232 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

NOTE 18 - EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	Year ended December 31
	2011	2010	2009
Basic Earnings Per Share
Net income numerator	$3,739,876	$2,329,152	$2,927,375
Weighted average shares outstanding denominator	5,335,524	5,312,684	5,507,371

Per share amount	$0.70	$0.44	$0.53

Diluted Earnings Per Share
Net income numerator	$3,739,876	$2,329,152	$2,927,375

Weighted average shares outstanding	5,335,524	5,312,684	5,507,371
Effect of diluted securities	23,066	38,894	40,628
Diluted shares outstanding denominator	5,358,590	5,351,578	5,547,999

Per share amount	$0.70	$0.44	$0.53

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2011 and 2010 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2011
Total revenues	$8,607,845	$8,578,999	$9,077,819	$8,312,038
Income before taxes	$1,726,174	$1,087,686	$1,946,354	$989,954
Net income	$1,114,347	$706,687	$1,274,652	$644,190
Earnings per share: Basic	$0.21	$0.13	$0.24	$0.12
Diluted	$0.21	$0.13	$0.24	$0.12

Calendar Year 2010
Total revenues	$9,897,813	$9,387,035	$9,088,814	$8,747,089
Income before taxes	$764,431	$634,671	$687,321	$1,134,158
Net income	$499,193	$448,223	$623,962	$757,774
Earnings per share: Basic	$0.09	$0.08	$0.12	$0.14
Diluted	$0.09	$0.08	$0.12	$0.14

The Company has identified an error related to valuation of investments as previously reported for interim periods ended September 30 and June 30, 2011.  The error has no impact on amounts presented in the accompanying consolidated financial statements or on the selected quarterly financial data presented above.  The error resulted in an overstatement of accumulated other comprehensive income and stockholders’ equity as of September 30, 2011 and June 30, 2011 of $659,980 and $417,884, respectively; an (understatement)/overstatement of comprehensive income for the three and nine months ended September 30, 2011 of ($242,096) and $417,884, respectively; and an overstatement of comprehensive income for the three and six months ended June 30, 2011, of $659,980.  Management concluded the error was immaterial to all periods presented and will revise the June 2011 and September 2011 previously reported amounts in the Company’s June 2012 and September 2012 Form 10-Q’s to reflect correction of the error.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based upon its assessment, the Company’s management believes that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2011, are contained herein as listed in the Index to Consolidated Financial Statements on Page 43.

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

3. Exhibits

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984)
3.2	By-laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008)
3.3	Amended Section 1 of Article V of the Company’s Bylaws effective April 1, 2009 (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on March 26, 2009)
10.1	Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985)*
10.2	The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987)
10.3	The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.4	The Lease Amendment #2 dated March,23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed on March 31, 2008)
10.5	1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000)*
10.6	Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*
10.7	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*
10.8	Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*
10.9	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester A. Aaron (Incorporated herein by reference to Exhibit 10.2 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*
10.10	Employment Agreement effective April 1, 2009 by and between Registrant and Terry L. Kinigstein (Incorporated herein by reference to Exhibit 10.3 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*
10.11	Unico American Corporation Money Purchase Plan & Trust. (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2009, filed on March 9, 2011)*
10.12	The 2011 Incentive Stock Option Plan of Unico American Corporation (incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011)*
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984)
23	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2012

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 26, 2012

/s/ Lester A. Aaron Lester A. Aaron	Treasurer, Chief Financial Officer and Director (Principal Accounting and Principal Financial Officer)	March 26, 2012

/s/ Terry L. Kinigstein Terry L. Kinigstein	Vice President, Secretary and Director	March 26, 2012

/s/ Erwin Cheldin Erwin Cheldin	Director	March 26, 2012

/s/ George C. Gilpatrick	Director	March 26, 2012
George C. Gilpatrick

/s/ David A. Lewis	Director	March 26, 2012
David A. Lewis

/s/ Warren D. Orloff	Director	March 26, 2012
Warren D. Orloff

/s/ Donald B. Urfrig	Director	March 26, 2012
Donald B. Urfrig

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unico American Corporation:

Under date of March 26, 2012, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, as contained in the Annual Report on Form 10K for the year 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 26, 2012

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

	December 31	December 31
	2011	2010

ASSETS
Investments
Short-term investments	$1,862	$1,861
Total investments	1,862	1,861
Cash	15,972	3,824
Investments in subsidiaries	77,207,519	76,017,316
Property and equipment (net of accumulated depreciation)	230,781	1,630,574
Other assets	145,409	151,345
Total Assets	$77,601,543	$77,804,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$84,282	$1,567,356
Payables to subsidiaries (net of receivables)	1,668,946	2,882,573
Income taxes payable	-	1,175
Total Liabilities	$1,753,228	$4,451,104

STOCKHOLDERS’ EQUITY

Common stock	$3,611,461	$3,554,973
Accumulated other comprehensive income	959,604	2,251,063
Retained earnings	71,277,250	67,547,780
Total Stockholders’ Equity	$75,848,315	$73,353,816

Total Liabilities and Stockholders’ Equity	$77,601,543	$77,804,920

 See accompanying notes to condensed financial information. See accompanying report of independent registered  accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2011	2010	2009

REVENUES

Net investment income	$28,733	$718	$7
Other income	312	13,827	8,700
Total Revenue	29,045	14,545	8,707

EXPENSES

General and administrative expenses	20,830	6,230	2,118
Income before equity in net income of subsidiaries	8,215	8,315	6,589
Equity in net income of subsidiaries	3,731,661	2,320,837	2,920,786
Net Income	$3,739,876	$2,329,152	$2,927,375

See accompanying notes to condensed financial information. See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2011	2010	2009

Cash flows from operating activities:
Net income	$3,739,876	$2,329,152	$2,927,375

Adjustments to reconcile net income to net cash from operations
Undistributed equity in net income of subsidiaries	(3,731,661)	(2,320,837)	(2,920,786)
Depreciation and amortization	59,483	127,371	196,040
Non cash stock based compensation	30,676	-	-
Accrued expenses and other liabilities	(52,332)	3,662	44,807
Tax benefit from disqualified incentive stock options	(2,724)	(40,031)	-
Other assets	5,936	187,138	(184,566)
Net Cash Provided by Operating Activities	49,254	286,455	62,870

Cash flows from investing activities
(Increase) decrease in short-term investments	(1)	(101)	1,026
Additions to property and equipment	(91,607)	(104,773)	(57,742)
Dividends received from subsidiaries	1,250,000	4,250,000	8,650,000
Net change in payables and receivables from subsidiaries	(1,210,904)	(2,696,677)	(4,193,060)
Net Cash (Used) Provided by Investing Activities	(52,512)	1,448,449	4,400,224

Cash flows from financing activities
Dividend paid to stockholders	-	(1,917,209)	(1,959,629)
Proceeds from exercise of stock options	23,641	77,599	-
Tax benefit from disqualified incentive stock options	2,724	40,031	-
Repurchase of common stock	(10,959)	-	(2,447,948)
Net Cash Provided (Used) by Financing Activities	15,406	(1,799,579)	(4,407,577)

Net increase (decrease) in cash	12,148	(64,675)	55,517
Cash at beginning of year	3,824	68,499	12,982
Cash at End of Year	$15,972	$3,824	$68,499

Supplemental schedule of non-cash investing activities
(Write-offs) acquisition of fixed assets	$(1,602,133)	$1,431,917	-

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

Dividends

Unico received cash dividends from Crusader Insurance Company of $1,250,000, $4,250,000 and $7,000,000 in the years ended December 31, 2011, 2010 and 2009, respectively. In addition, Unico received cash dividends from American Acceptance Corporation of $1,650,000 and $1,000,000 in the years ended December 31, 2010 and 2009, respectively.

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

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $59,483, $127,371, and $196,040 for the years ended December 31, 2011, 2010, and 2009, respectively.

See accompanying report of independent registered accounting firm.

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Cost	Future Benefits, Losses and Loss Adjustment Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Premium Written

Year ended
December 31, 2011
Property & Casualty	$4,158,522	$54,486,843	$15,912,276	$26,723,943	$2,896,773	$14,387,327	$7,080,768	$75,939	$26,719,847

Year ended
December 31, 2010
Property & Casualty	$4,300,927	$61,559,695	$15,929,948	$28,152,202	$3,489,498	$18,470,115	$7,282,546	$140,017	$25,270,320

Year ended
December 31, 2009
Property & Casualty	$4,955,636	$71,585,408	$18,811,415	$30,774,471	$4,325,123	$19,545,761	$7,612,716	$663,632	$29,635,898

