Form 10-Q
period 2012-03-31
UNICO AMERICAN CORP
filed 2012-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2012
Common Stock, $0 par value per share	5,345,104

1 of 22

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: March 31, 2012
$88,481,430; December 31, 2011 $89,902,677)	$89,400,088	$91,356,624
Short-term investments, at cost	39,014,230	38,139,469
Total Investments	128,414,318	129,496,093
Cash	156,066	467,087
Accrued investment income	684,731	680,626
Premiums and notes receivable, net	5,872,440	5,303,714
Reinsurance recoverable:
Paid losses and loss adjustment expenses	3,766	60,300
Unpaid losses and loss adjustment expenses	7,775,060	7,974,664
Deferred policy acquisition costs	4,076,855	4,158,522
Property and equipment (net of accumulated depreciation)	320,943	230,781
Deferred income taxes	1,650,982	1,394,500
Other assets	414,556	608,758
Total Assets	$149,369,717	$150,375,045

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$52,484,641	$54,486,843
Unearned premiums	16,019,516	15,912,276
Advance premium and premium deposits	1,345,961	818,006
Income taxes payable	110,283	—
Accrued expenses and other liabilities	3,414,820	3,309,605
Dividends payable	1,068,298	—
Total Liabilities	$74,443,519	$74,526,730

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares
issued and outstanding shares 5,341,492 at March 31, 2012,
and 5,341,992 at December 31, 2011	$3,616,991	$3,611,461
Accumulated other comprehensive income	606,314	959,604
Retained earnings	70,702,893	71,277,250
Total Stockholders’ Equity	$74,926,198	$75,848,315

Total Liabilities and Stockholders' Equity	$149,369,717	$150,375,045

See notes to unaudited consolidated financial statements.

2 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2012	2011
REVENUES
Insurance Company Revenues
Premium earned	$7,962,172	$7,959,539
Premium ceded	1,247,006	1,323,401
Net premium earned	6,715,166	6,636,138
Investment income	581,821	772,362
Other income	112,210	170,346
Total Insurance Company Revenues	7,409,197	7,578,846

Other Revenues from Insurance Operations
Gross commissions and fees	905,905	1,003,889
Investment income	252	1,035
Finance charges and fees earned	16,330	20,508
Other income	3,502	3,567
Total Revenues	8,335,186	8,607,845

EXPENSES
Losses and loss adjustment expenses	3,721,783	3,387,067
Policy acquisition costs	1,761,735	1,773,160
Salaries and employee benefits	1,359,537	1,012,445
Commissions to agents/brokers	60,000	54,167
Other operating expenses	659,153	654,832
Total Expenses	7,562,208	6,881,671

Income Before Taxes	772,978	1,726,174
Income Tax Expense	272,608	611,827
Net Income	$500,370	$1,114,347

PER SHARE DATA:
Basic
Earnings Per Share	$0.09	$0.21
Weighted Average Shares	5,341,742	5,334,213

Diluted
Earnings Per Share	$0.09	$0.21
Weighted Average Shares	5,360,782	5,358,106

See notes to unaudited consolidated financial statements.

3 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31
	2012	2011

Net Income	$500,370	$1,114,347
Other changes in comprehensive income, before tax:
Unrealized losses on securities classified as
available-for-sale arising during the period	(535,298)	(593,844)
Income tax benefit related to unrealized losses on securities
classified as available-for-sale arising during the period	182,008	201,907
Comprehensive Income	$147,080	$722,410

See notes to unaudited consolidated financial statements

.

4 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2012	2011
Cash flows from operating activities:
Net Income	$500,370	$1,114,347
Adjustments to reconcile net income to net cash from operations
Depreciation	13,361	13,548
Bond amortization, net	27,247	39,998
Non cash stock based compensation	5,776	—
Changes in assets and liabilities
Premium, notes and investment income receivable	(572,831)	(688,352)
Reinsurance recoverable	256,138	986,614
Deferred policy acquisition costs	81,667	(21,412)
Other assets	(43,970)	32,260
Unpaid losses and loss adjustment expenses	(2,002,202)	(3,481,727)
Unearned premium	107,240	39,048
Advance premium and premium deposits	527,955	347,404
Accrued expenses and other liabilities	105,215	(239,063)
Income taxes current/deferred	273,971	504,621
Net Cash Used by Operating Activities	(720,063)	(1,352,714)

Cash flows from investing activities:
Purchase of fixed maturity investments	(150,000)	(350,000)
Proceeds from maturity of fixed maturity investments	1,544,000	1,196,998
Net (increase) decrease in short-term investments	(874,761)	562,909
Additions to property and equipment	(103,523)	(71,731)
Net Cash Provided by Investing Activities	415,716	1,338,176

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3
Repurchase and adjustment of common stock	(6,674)	—
Net Cash (Used) Provided by Financing Activities	(6,674)	3

Net decrease in cash	(311,021)	(14,535)
Cash at Beginning of period	467,087	45,210
Cash at End of Period	$156,066	$30,675

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,942	$108,800

See notes to unaudited consolidated financial statements.

5 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

  Notes receivable – The carrying amounts reported at cost in the balance sheet approximate their fair values given the short-term nature of these instruments. These valuations have been have been classified as Level 3 of the fair value hierarchy as defined in Note 7.
6 of 22

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three months ended March 31, 2012, the Company repurchased 500 shares of the Company’s common stock in unsolicited private transactions at a cost of $5,775, of which $246 was allocated to capital and $5,529 was allocated to retained earnings. As of March 31, 2012, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 245,732 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

NOTE 3 – EARNINGS PER SHARE

The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31
	2012	2011
Basic Earnings Per Share
Net income numerator	$500,370	$1,114,347

Weighted average shares outstanding denominator	5,341,742	5,334,213

Basic earnings per share	$0.09	$0.21

Diluted Earnings per Share
Net income numerator	$500,370	$1,114,347

Weighted average shares outstanding	5,341,742	5,334,213
Effect of dilutive securities	19,040	23,893
Diluted shares outstanding denominator	5,360,782	5,358,106

Diluted earnings per share	$0.09	$0.21

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASC 220).  The new standard requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income.  The ASU does not change the items that must be reported in other comprehensive income.  The Company adopted the new standard on January 1, 2012 and has historically presented all components of comprehensive income in a separate but consecutive statement after a statement including the components and total of net income; therefore, the adoption of this standard had no effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” The new standard indefinitely defers the requirement in ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  During the deferral period, entities will still need to comply with the existing requirements for the presentation of reclassification adjustments. The amendment was effective for interim and annual reporting periods beginning after December 15, 2011.  The Company adopted the new standard on January 1, 2012. The adoption of the new standard had no effect on the Company’s consolidated financial statements.

7 of 22

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (ASC 820).  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The new guidance was effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity is required to disclose a change, if any, in valuation technique and related inputs that result from applying the new standard and to quantify the total effect, if practicable. The Company adopted the new standard on January 1, 2012. The adoption of the new standard had no effect on the Company’s financial position or results of operations.

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944). The new standard modifies the types of policy acquisition costs that can be capitalized and are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, inspection costs and broker commissions. The ASU defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. The new guidance was effective for interim periods and annual fiscal years beginning after December 15, 2011, and may be applied prospectively or retrospectively.

The Company adopted the new standard on January 1, 2012, prospectively. As a result of adopting ASU 2010-26, approximately $300,000 of unamortized deferred policy acquisition costs as of January 1, 2012, deferred under the prior guidance have been determined to be no longer deferrable and will be recognized in expense over the original amortization period. As of March 31, 2012, deferred policy acquisition costs were $4,076,855, but would have been $4,213,144 under the previous guidance. Deferred policy acquisition cost amortization was $1,761,735 and $1,773,160 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to tax allocation agreements, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting in taxable year 2007 and California state income tax authorities for tax returns filed starting in taxable year 2006. There are no ongoing examinations of income tax returns by federal or state tax authorities.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Since adoption of ASC 740 and as of March 31, 2012, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not incurred interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 6 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the three months ended March 31, 2012, compared to 88% of consolidated revenues for the three months ended March 31, 2011. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

8 of 22

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2012	2011
Revenues
Insurance company operation	$7,409,197	$7,578,846

Other insurance operations	3,139,003	3,222,420
Intersegment eliminations (1)	(2,213,014)	(2,193,421)
Total other insurance operations	925,989	1,028,999
Total revenues	$8,335,186	$8,607,845

Income before Income Taxes
Insurance company operation	$1,577,585	$2,133,259
Other insurance operations	(804,607)	(407,085)
Total income before income taxes	$772,978	$1,726,174

	As of
	March 31	December 31
	2012	2011
Assets
Insurance company operation	$138,057,727	$138,622,429
Intersegment eliminations (2)	(2,737,175)	(1,063,558)
Total insurance company operation	135,320,552	137,558,871

Other insurance operations	14,049,165	12,816,174
Total assets	$149,369,717	$150,375,045

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

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

9 of 22

The carrying values and estimated fair values of the Company’s consolidated financial instruments as of March 31, 2012, and December 31, 2011, were as follows:

		March 31, 2012		December 31, 2011
Assets	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Investments	1,2	$89,400,088	$89,400,088	$91,356,624	$91,356,624
Cash and short term investments	1	$39,170,296	$39,170,296	$38,606,556	$38,606,556
Notes receivable	3	$3,599,233	$3,599,233	$3,439,153	$3,439,153

The estimated carrying values of the Company’s financial instruments as of March 31, 2012, and December 31, 2011, allocated among the three levels mentioned above are as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2012
Available for sale:
Fixed maturities
U.S. treasury securities	$74,324,088	$—	$—	$74,324,088
Certificates of deposit	—	15,076,000	—	15,076,000
Total fixed maturities	$74,324,088	$15,076,000	$—	$89,400,088

December 31, 2011
Available for sale:
Fixed maturities
U.S. treasury securities	$74,886,624	$—	$—	$74,886,624
Certificates of deposit	—	16,470,000	—	16,470,000
Total fixed maturities	$74,886,624	$16,470,000	$—	$91,356,624

The Company’s fixed maturity investments, excluding long-term certificates of deposit, are all classified within Level 1 of the fair value hierarchy because they are valued using unadjusted quoted market prices. Long-term certificates of deposit are classified within Level 2. Fair value measurements are not adjusted for transaction costs.

The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2012 and 2011.

NOTE 8 – INVESTMENTS

The Company manages its own investment portfolio. A summary of net investment and related income is as follows:

	Three Months Ended March 31
	2012	2011

Fixed maturities	$577,481	$770,397
Short-term investments	4,592	3,000
Total investment income	$582,073	$773,397

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012
Available for sale:
Fixed maturities
Certificates of deposit	$15,076,000	—	—	$15,076,000
U.S. treasury securities	73,405,430	$926,078	$(7,420)	74,324,088
Total fixed maturities	$88,481,430	$926,078	$(7,420)	$89,400,088

10 of 22

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
Available for sale:
Fixed maturities
Certificates of deposit	$16,470,000	—	—	$16,470,000
U.S. treasury securities	73,432,677	$1,453,947	—	74,886,624
Total fixed maturities	$89,902,677	$1,453,947	—	$91,356,624

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2012	2011

Gross unrealized appreciation of fixed maturities	$926,078	$1,453,947
Gross unrealized (depreciation) of fixed maturities	(7,420)	—
Net unrealized appreciation on investments	918,658	1,453,947
Deferred federal tax expense	(312,344)	(494,343)
Net unrealized appreciation, net of deferred income taxes	$606,314	$959,604

The Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than three months as of March 31, 2012, and had no investments in an unrealized loss position as of December 31, 2011.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investments gains (losses) in the three months ended March 31, 2012 and 2011. The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments in the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and 2011, the Company’s investment in Certificates of Deposit (CD) included $14,476,000 and $26,468,000 of brokered CD’s, respectively. Brokered CD’s provide the safety and security of a CD combined with competitive rates and the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CD’s are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CD’s are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank, as Custodian for the benefit of the Company, and are FDIC-insured within permissible limits. All the Company’s brokered CD’s are within the FDIC insured permissible limits. As of March 31, 2012 and 2011, the Company’s remaining CD’s totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CD’s are within the FDIC insured permissible limits.

Short-term investments consist of the following:

	March 31, 2012	December 31, 2011
U.S. treasury money market fund	$389,555	$6,802,126
Short-term U.S. treasury bills	35,288,076	30,288,668
Bank money market accounts	3,334,766	1,046,813
Bank savings accounts	1,833	1,862
Total short-term investments	$39,014,230	$38,139,469

11 of 22

NOTE 9 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to assist the Company to implement its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The agent has not paid any subsequent premium to Unifax. The Company subsequently commenced legal proceedings against the agent corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. As of March 31, 2012, the agent’s balance due to Unifax was $1,495,226. Based on the information presently available, the Company has a bad debt reserve established of $1,101,835 which represents approximately 74% of the current balance due to Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

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

Total revenue for the three months ended March 31, 2012, was $8,335,186 compared to $8,607,845 for the three months ended March 31, 2011, a decrease of $272,659 (3%). The Company had net income of $500,370 for the three months ended March 31, 2012, compared to $1,114,347 for the three months ended March 31, 2011, a decrease of $613,977 (55%). The decrease in net income in the current quarter is primarily due to a decrease in investment income of $191,324, an increase in losses and loss adjustment expenses of $334,716, and an increase in salaries and employee benefits of $347,092 (primarily due to the adoption of ASU 2010-26 and an adjustment made in the three months ended March 31, 2011, to the Company’s profit sharing plan contribution).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 89% and 88% of consolidated revenues for the three months ended March 31, 2012 and 2011, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. As of March 31, 2012, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business has been written in the state of California. In December of 2011, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

12 of 22

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

Premium written before reinsurance increased $70,824 (1%) to $8,069,412 for the three months ended March 31, 2012, compared to $7,998,588 for the three months ended March 31, 2011.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended March 31
	2012	2011	Increase (Decrease)

Net premium earned	$6,715,166	$6,636,138	$79,028

Less:
Losses and loss adjustment expenses	3,721,783	3,387,067	334,716
Policy acquisition costs	1,761,735	1,773,160	(11,425)
Total	5,483,518	5,160,227	323,291

Underwriting profit (before income taxes)	$1,231,648	$1,475,911	$(244,263)

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended March 31
	2012	2011	Increase (Decrease)

Losses and loss adjustment expenses
Current accident year	$5,067,209	$4,653,124	$414,085
Favorable development of all prior accident years	1,345,426	1,266,057	79,369
Total losses and loss adjustment expenses	$3,721,783	$3,387,067	$334,716

Losses and loss adjustment expenses were 55% of net premium earned for the three months ended March 31, 2012, compared to 51% of net premium earned for the three months ended March 31, 2011.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 11% and 12% of total revenues in the three months ended March 31, 2012, and 2011, respectively.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of approximately $127,495,660 (at amortized cost) at March 31, 2012, compared to $128,042,146 (at amortized cost) at December 31, 2011. Investment income decreased $191,324 (25%) to $582,073 for the three months ended March 31, 2012, compared to $773,397 for the three months ended March 31, 2011. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 1.8% for the three months ended March 31, 2012, from 2.4% for the three months ended March 31, 2011. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of March 31, 2012, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s fixed maturity investments was 0.7 years and 1.1 years as of March 31, 2012 and 2011, respectively.

13 of 22

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of March 31, 2012, the Company had cash and investments of $127,651,726 (at amortized cost) of which $125,297,606 (98%) were cash and investments of Crusader.

As of March 31, 2012, the Company had invested $88,481,430 (at amortized cost) or 69% of its invested assets in fixed maturity obligations. In accordance with ASC 320, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $88,481,430 (at amortized cost) include $73,405,430 (83%) of U.S. treasury securities and $15,076,000 (17%) of long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, U.S. treasury money market fund and bank money market and savings accounts that are all highly rated and redeemable within one year.

The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities, when made, are primarily pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated, readily marketable, and could be liquidated without any materially adverse financial impact.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three months ended March 31, 2012, the Company repurchased 500 shares of the Company’s common stock in unsolicited private transactions at a cost of $5,775, of which $246 was allocated to capital and $5,529 was allocated to retained earnings. As of March 31, 2012, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 245,732 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has retired all stock repurchased.

The Company reported $720,063 net cash used by operating activities for the three months ended March 31, 2012, a decrease of $632,651 (47%) compared to $1,352,714 net cash used by operating activities for the three months ended March 31, 2011. The decrease in net cash used by operating activities in the three months ended March 31, 2012, is due primarily to a decrease in loss and loss adjustment expense payments in the current year compared to the prior year period and an increase in premiums written and advance premiums and deposits compared to the prior year period. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of March 31, 2012, the Company had only 740 open claims. Although the consolidated statements of cash flows continue to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of March 31, 2012, all of the Company’s investments are in U.S. treasury securities; FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 0.7 years.

On March 19, 2012, the Company declared a cash dividend of $0.20 per share to shareholders of record on April 9, 2012, payable on April 30, 2012. There were no cash dividends declared or paid in the year ending December 31, 2011.

14 of 22

On April 9, 2012, Crusader declared a cash dividend of $2,250,000 payable to its sole shareholder, Unico. The dividend is to be used by Unico for payment of dividends declared to Unico shareholders of record and for general corporate expenses. Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2012, net of trust restrictions of $948,738, statutory deposits of $700,000, and California insurance company statutory dividend rules applicable to Crusader, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2012, to the three months ended March 31, 2011, unless otherwise indicated.

The Company had net income of $500,370 for the three months ending March 31, 2012, compared to net income of $1,114,347 for the three months ended March 31, 2011, a decrease in net income of $613,977 (55%). Total revenues for the three months ended March 31, 2012, decreased $272,659 (3%) to $8,335,186, compared to total revenue of $8,607,845 for the three months ended March 31, 2011.

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement increased $70,824 (1%) to $8,069,412 for the three months ended March 31, 2012, compared to $7,998,588 for the three months ended March 31, 2011. The increase in written premium in 2012 indicates stabilization in the insurance marketplace.

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find, and insurers’ profits increase. The Company believes that the California property and casualty insurance marketplace appears to be stabilizing. The Company cannot determine how long the existing market conditions will continue nor in which direction they might change. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and that underwriting profit is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers and (3) appointment of captive and independent retail agents.

Premium earned before reinsurance increased $2,633 (less than 1%) to $7,962,172 for the three months ended March 31, 2012, compared to $7,959,539 for the three months ended March 31, 2011. The Company writes annual policies and, therefore, earns written premium over the one-year policy term.

As mentioned above, although direct earned premium increased slightly (less than 1%), earned ceded premium decreased $76,395 (6%) to $1,247,006 for the three months ended March 31, 2012, compared to $1,323,401 for the three months ended March 31, 2011. Total earned ceded premium was 16% of direct earned premium in the three months ended March 31, 2012, and 17% of direct earned premium in the three months ended March 31, 2011. The decrease in earned ceded premium is primarily a result of a decrease in the rates charged by Crusader’s reinsurers. The decrease in the reinsurer’s rates is primarily due to changes in both the Company’s retention and participation in its reinsurance treaties that the Company made in 2011 and continued in 2012. In calendar years 2012 and 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2012, all such ceded contracts are accounted for as risk transfer reinsurance.

In calendar years 2010 and 2009 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

15 of 22

Direct earned premium and earned ceded premium are as follows:

	Three Months Ended March 31
	2012	2011	Increase (Decrease)

Direct earned premium	$7,962,172	$7,959,539	$2,633
Earned ceded premium	1,247,006	1,323,401	(76,395)
Net earned premium	$6,715,166	$6,636,138	$79,028

The 2007 through 2012 excess of loss treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of March 31, 2012, the Company has received a total net contingent commission of $3,651,935 for the years subject to contingent commission. Of this amount, the Company has recognized $2,941,757 of contingent commission income, of which $99,599 was recognized in the three months ended March 31, 2012. The remaining balance of the net payments received of $710,178 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission

Investment income decreased $191,324 (25%) to $582,073 for the three months ended March 31, 2012, compared to investment income of $773,397 for the three months ended March 31, 2011. The Company had no realized gains or losses for the three months ended March 31, 2012 and 2011. The decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 1.8% for the three months ended March 31, 2012, from 2.4% in the prior year period. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2012	2011

Average invested assets*	$127,768,903	$129,041,976
Total investment income	$582,073	$773,397
Annualized yield on average invested assets	1.8%	2.4%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2012, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2012	$56,536,000	$56,556,157	$57,077,922	3.3%
December 31, 2013	30,890,000	30,925,273	31,322,166	1.3%
December 31, 2014	650,000	650,000	650,000	0.6%
December 31, 2015	250,000	250,000	250,000	1.0%
December 31, 2016	100,000	100,000	100,000	1.9%
Total	$88,426,000	$88,481,430	$89,400,088	2.6%

16 of 22

The weighted average maturity of the Company’s fixed maturity investments was 0.7 years as of March 31, 2012, and 1.1 years as of March 31, 2011. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of March 31, 2012, the Company held fixed maturity investments with unrealized appreciation of $926,078 and held one fixed maturity investment with unrealized depreciation of $7,420 for a continuous period of less than three months. As of March 31, 2011, the Company held fixed maturity investments with unrealized appreciation of $2,816,858 and held no fixed maturity investments with unrealized depreciation. The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments; and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the three months ended March 31, 2012 and 2011.

Other Income included in Insurance Company Revenues decreased $58,136 (34%) to $112,210 for the three months ended March 31, 2012, compared to $170,346 for the three months ended March 31, 2011. The decrease in other income is primarily related to the decrease of $54,918 (36%) in the amount of contingent commission recognized during the three months ended March 31, 2012 of $99,599 compared to $154,517 recognized during the three months ended March 31, 2011.

Gross commissions and fees decreased $97,984 (10%) to $905,905 for the three months ended March 31, 2012, compared to commissions and fees of $1,003,889 for the three months ended March 31, 2011.

The decreases in gross commission and fee income for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, are as follows:

	Three Months Ended
	March 31		Increase
	2012	2011	(Decrease)

Policy fee income	$447,334	$467,781	$(20,447)
Health insurance program	318,454	370,295	(51,841)
Membership and fee income	35,970	40,948	(4,978)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	62,928	60,157	2,771
Contingent commission	41,219	64,708	(23,489)
Total	$905,905	$1,003,889	$(97,984)

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” Policy fee income decreased $20,447 (4%) in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease in policy fee income is directly related to a decrease in the number of policies issued in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $51,841 (14%) in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This decrease is primarily related to a decrease in group health insurance policy commissions in the three months ended March 31, 2012, compared to three months ended March 31, 2011.

17 of 22

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $4,978 (12%) for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This decrease is primarily a result of a decrease in the number of association members enrolled in AAQHC during the three months ended March 31, 2012, compared to the number of association members enrolled during the three months ended March 31, 2011.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) increased $2,771 (5%) for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in commission income is primarily due to a slight increase in premiums written in this program.

Finance charges and fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), decreased $4,178 (20%) for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease is primarily attributable to AAC reducing the interest rate charged on premiums financed to 0% beginning July 20, 2010. Finance charges earned by AAC during the three months ended March 31, 2012, were $0, compared to $8,273 earned during the three months ended March 31, 2011. AAC only provides premium financing for Crusader policies produced by Unifax in California. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader.

Losses and loss adjustment expenses were 55% of net premium earned for the three months ended March 31, 2012, compared to 51% of net premium earned for the three months ended March 31, 2011.

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended March 31
	2012	Loss Ratio	2011	Loss Ratio	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$5,067,209	75%	$4,653,124	70%	$414,085
Favorable development of all prior accident years	1,345,426		1,266,057		79,369
Total	$3,721,783	55%	$3,387,067	51%	$334,716

Due to higher losses and loss adjustment expenses being incurred in the current accident year during the three months ended March 31, 2012, management increased its estimate of ultimate losses and loss adjustment expenses for that period. The favorable development of prior accident year losses and loss adjustment expenses arose from lower than expected emergence of loss and loss adjustment expenses in each of the periods presented.

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

18 of 22

At the end of each fiscal quarter, the Company’s unpaid claims costs (reserves) for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer and by an independent consulting actuary.  Generally accepted actuarial methods including the widely used Bornhuetter-Ferguson and loss development methods are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable estimates of the amount that will ultimately be required to cover the cost of claims occurring on or before the valuation date for both reported and unreported losses.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 26% of net premium earned for the three months ended March 31, 2012, compared to 27% of net premium earned for the three months ended March 31, 2011.

Salaries and employee benefits increased $347,092 (34%) to $1,359,537 for the three months ended March 31, 2012, compared to salary and employee benefits of $1,012,445 for the three months ended March 31, 2011. This increase is primarily a result of the effect of the adoption of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944) and due to an adjustment in the Company’s annual expense related to the employee profit sharing plan for the plan year ending March 31, 2011. The adoption of ASU 2010-26 resulted in increased salaries and employee benefits expense of approximately $154,000 during the three months ended March 31, 2012, when compared to three months ended March 31, 2011. The Company’s profit sharing contribution expense increased compared to the prior year by approximately $139,000 due primarily to an adjustment in the three months ended March 31, 2011, that reduced the Company’s profit sharing contribution expense for the plan year ending March 31, 2011.

Commissions to agents/brokers increased $5,833 (11%) to $60,000 for the three months ended March 31, 2012, compared to commission expense of $54,167 for the three months ended March 31, 2011. Although commission income in the life and health insurance program declined, the increase in commission expense in the three months ended March 31, 2012, is primarily due to the mix of business written in the health insurance program that resulted in increased commissions paid to agents and brokers producing the business for that program.

Other operating expenses increased $4,324 (1%) to $659,153 for the three months ended March 31, 2012, compared to $654,832 for the three months ended March 31, 2011. The increase in other operating expenses in the three months ended March 31, 2012 is the effect of increases and decreases amongst the various expense categories, none of which were significant.

Income tax provision was an expense of $272,608 (35% of pre-tax income) for the three months ended March 31, 2012, compared to an income tax expense of $611,827 (35% of pre-tax income) for the three months ended March 31, 2011. The decrease in income tax expense was primarily due to a decrease of $953,196 (86%) in pre-tax income to $772,978 in the three months ended March 31, 2012, compared to pre-tax income of $1,726,174 in the three months ended March 31, 2011.

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

19 of 22

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets consist of the following:

	March 31 2012	December 31 2011	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$73,405,430	$73,432,677	$(27,247)
Short-term cash investments (at cost)	39,014,230	38,139,469	874,761
Certificates of deposit (over 1 year, at cost)	15,076,000	16,470,000	(1,394,000)
Total invested assets	$127,495,660	$128,042,146	$(546,486)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2012, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

20 of 22

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2011, in response to Item 1A to Part I of Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended March 31, 2012, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1, 2012, through January 31, 2012	—	—	—	246,232
February 1, 2012, through February 29, 2012	500	$11.55	500	245,732
March 1, 2012, through March 31, 2012	—	—	—	245,732
Total	500	$11.55	500	245,732

(1)	On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares of the Company’s common stock from time to time in the open market and through negotiated private transactions. The 2008 program has no expiration date and may be terminated by the Board of Directors at any time. The 2008 program is the only program under which the Company has authority to repurchase shares of its common stock. During the three months ended March 31, 2012, the Company repurchased under the 2008 program 500 shares of the Company’s common stock in unsolicited private transactions at a cost of $5,775 of which $246 was allocated to capital and $5,529 was allocated to retained earnings. As of March 31, 2012, the Company had remaining authority to repurchase under the 2008 program up to an aggregate of 245,732 shares of common stock.

ITEM 6 - EXHIBITS

Exhibit No. Description

10.1	Lease dated February 28, 2012, 1st Addendum to the Lease dated March 14, 2012, and 2nd Addendum to the Lease dated March 22, 2012, between Unico American Corporation and Cheldin Management Company.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

21 of 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: May 15, 2012 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: May 15, 2012 By: /s/ LESTER A. AARON

Lester A. Aaron

Treasurer, Chief Financial Officer, (Principal

Accounting and Principal Financial Officer)

22 of 22

EXHIBIT INDEX

Exhibit No. Description

10.1	Lease dated February 28, 2012, 1st Addendum to the Lease dated March 14, 2012, and 2nd Addendum to the Lease dated March 22, 2012, between Unico American Corporation and Cheldin Management Company.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.