Form 10-Q
period 2012-06-30
UNICO AMERICAN CORP
filed 2012-08-10
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2012
Common Stock, $0 par value per share	5,341,823

1 of 22

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2012	2011
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: June 30, 2012 $67,858,509; December 31, 2011 $89,902,677)	$68,377,080	$91,356,624
Short-term investments, at fair value	56,243,937	38,139,469
Total Investments	124,621,017	129,496,093
Cash	296,873	467,087
Accrued investment income	563,230	680,626
Premiums and notes receivable, net	6,072,132	5,303,714
Reinsurance recoverable:
Paid losses and loss adjustment expenses	316,633	60,300
Unpaid losses and loss adjustment expenses	8,370,476	7,974,664
Deferred policy acquisition costs	4,025,978	4,158,522
Property and equipment (net of accumulated depreciation)	561,138	230,781
Deferred income taxes	1,814,658	1,394,500
Other assets	1,476,844	608,758
Total Assets	$148,118,979	$150,375,045

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$52,590,570	$54,486,843
Unearned premiums	16,646,957	15,912,276
Advance premium and premium deposits	1,025,270	818,006
Accrued expenses and other liabilities	3,077,924	3,309,605
Total Liabilities	$73,340,721	$74,526,730

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,340,784 at June 30, 2012, and 5,341,992 at December 31, 2011	$3,621,664	$3,611,461
Accumulated other comprehensive income	342,257	959,604
Retained earnings	70,814,337	71,277,250
Total Stockholders’ Equity	$74,778,258	$75,848,315

Total Liabilities and Stockholders' Equity	$148,118,979	$150,375,045

See notes to unaudited consolidated financial statements.

2 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
REVENUES
Insurance Company Revenues
Premium earned	$8,040,673	$8,040,029	$16,002,845	$15,999,568
Premium ceded	1,260,178	1,329,545	2,507,184	2,652,946
Net premium earned	6,780,495	6,710,484	13,495,661	13,346,622
Investment income	474,205	766,501	1,056,026	1,538,863
Other income	184,532	168,742	296,742	339,088
Total Insurance Company Revenues	7,439,232	7,645,727	14,848,429	15,224,573

Other Revenues from Insurance Operations
Gross commissions and fees	809,328	911,396	1,715,233	1,915,285
Investment income	191	400	443	1,435
Finance charges and fees earned	16,035	18,273	32,365	38,781
Other income	2,049	3,203	5,551	6,770
Total Revenues	8,266,835	8,578,999	16,602,021	17,186,844

EXPENSES
Losses and loss adjustment expenses	4,326,428	3,871,531	8,048,211	7,258,598
Policy acquisition costs	1,706,793	1,771,705	3,468,528	3,544,865
Salaries and employee benefits	1,305,170	1,110,075	2,664,707	2,122,520
Commissions to agents/brokers	56,565	57,101	116,565	111,268
Other operating expenses	673,007	680,901	1,332,160	1,335,733
Total Expenses	8,067,963	7,491,313	15,630,171	14,372,984

Income before taxes	198,872	1,087,686	971,850	2,813,860
Income tax expense	42,097	380,999	314,705	992,826
Net Income	$156,775	$706,687	$657,145	$1,821,034

PER SHARE DATA:
Basic
Earnings per share	$0.03	$0.13	$0.12	$0.34
Weighted average shares	5,344,234	5,334,119	5,342,988	5,334,166
Diluted
Earnings per share	$0.03	$0.13	$0.12	$0.34
Weighted average shares	5,359,878	5,357,960	5,361,056	5,358,014

See notes to unaudited consolidated financial statements.

3 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
		(Restated)		(Restated)

Net Income	$156,775	$706,687	$657,145	$1,821,034
Other changes in comprehensive income:
Unrealized losses on securities classified as available-for-sale arising during the period	(400,077)	(312,900)	(935,375)	(906,744)
Income tax benefit related to unrealized losses on securities classified as available-for-sale arising during the period	136,026	106,386	318,028	308,293
Comprehensive (Loss) Income	$(107,276)	$500,173	$39,798	$1,222,583

See notes to unaudited consolidated financial statements.

4 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30
	2012	2011
Cash flows from operating activities:
Net Income	$657,145	$1,821,034
Adjustments to reconcile net income to net cash from operations
Depreciation	40,230	28,569
Bond amortization, net	54,170	80,445
Non cash stock based compensation	11,552	—
Changes in assets and liabilities
Premium, notes and investment income receivable	(651,022)	(1,264,423)
Reinsurance recoverable	(652,145)	2,159,443
Deferred policy acquisition costs	132,544	(76,798)
Other assets	(778,983)	17,022
Unpaid losses and loss adjustment expenses	(1,896,273)	(4,493,920)
Unearned premium	734,681	454,030
Advance premium and premium deposits	207,264	264,783
Accrued expenses and other liabilities	(231,681)	(492,069)
Income taxes current/deferred	(191,234)	237,208
Net Cash Used by Operating Activities	(2,563,752)	(1,264,676)

Cash flows from investing activities:
Purchase of fixed maturity investments	(350,000)	(3,849,000)
Proceeds from maturity of fixed maturity investments	22,340,000	10,809,998
Net increase in short-term investments	(18,104,468)	(5,561,432)
Additions to property and equipment	(370,587)	(99,089)
Net Cash Provided by Investing Activities	3,514,945	1,300,477

Cash flows from financing activities:
Proceeds from exercise of stock options	1,248	3
Repurchase of common stock	(54,357)	(10,959)
Dividends paid to stockholders	(1,068,298)	—
Net Cash Used by Financing Activities	(1,121,407)	(10,956)

Net (decrease) increase in cash	(170,214)	24,845
Cash at beginning of period	467,087	45,210
Cash at End of Period	$296,873	$70,055

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$508,948	$758,800

See notes to unaudited consolidated financial statements.

5 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques. (See Note 8.)

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

  Notes receivable – The carrying amounts reported at cost in the balance sheet approximate their fair values given the short-term nature of these instruments. These valuations have been classified as Level 3 of the fair value hierarchy as defined in Note 8.
6 of 22

NOTE 2 - IMMATERIAL CORRECTION TO PREVIOUSLY REPORTED AMOUNTS

As disclosed in the Company’s December 31, 2011 Form 10-K, the Company had identified an error related to valuation of investments as previously reported for interim periods ended September 30, 2011 and June 30, 2011. The error resulted in an overstatement of accumulated other comprehensive income and stockholders’ equity as of June 30, 2011 of $659,980 and an overstatement of comprehensive income for the three and six months ended June 30, 2011, of $659,980. Management concluded the error was immaterial to all periods presented and has revised the June 30, 2011 Consolidated Statements of Comprehensive Income to reflect correction of the error. The September 30, 2011 previously reported amounts in the Consolidated Statements of Comprehensive Income will be revised in the Company’s September 30, 2012 Form 10-Q to reflect correction of the error.

NOTE 3 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three and six months ended June 30, 2012, the Company repurchased 4,786 shares and 5,286 shares of the Company’s common stock, in unsolicited transactions at a cost of $48,582 and $54,357, respectively, of which $2,352 and $2,598 were allocated to capital and $46,230 and $51,759 were allocated to retained earnings, respectively. As of June 30, 2012, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 240,946 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

NOTE 4 – EARNINGS PER SHARE

The following table represents the reconciliation of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Basic Earnings Per Share
Net income	$156,775	$706,687	$657,145	$1,821,034

Weighted average shares outstanding	5,344,234	5,334,119	5,342,988	5,334,166

Basic Earnings Per Share	$0.03	$0.13	$0.12	$0.34

Diluted Earnings Per Share
Net income	$156,775	$706,687	$657,145	$1,821,034

Weighted average shares outstanding	5,344,234	5,334,119	5,342,988	5,334,166
Effect of dilutive securities	15,644	23,841	18,068	23,848
Diluted shares outstanding	5,359,878	5,357,960	5,361,056	5,358,014

Diluted Earnings Per Share	$0.03	$0.13	$0.12	$0.34

NOTE 5 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASC 220).  The new standard requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income.  The ASU does not change the items that must be reported in other comprehensive income.  The Company adopted the new standard on January 1, 2012, and has historically presented all components of comprehensive income in a separate but consecutive statement after a statement including the components and total of net income; therefore, the adoption of this standard had no effect on the Company’s consolidated financial statements.

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

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944). The new standard modifies the types of policy acquisition costs that can be capitalized and are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, inspection costs and broker commissions. The ASU defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. The new guidance became effective for interim periods and annual fiscal years beginning after December 15, 2011, and allows for prospective or retrospective application.

The Company adopted the new standard on January 1, 2012, prospectively. As a result of adopting ASU 2010-26, approximately $300,000 of unamortized deferred policy acquisition costs as of January 1, 2012, deferred under the prior guidance have been determined to be no longer deferrable and will be recognized in expense over the original amortization period. As of June 30, 2012, deferred policy acquisition costs were $4,025,978, but would have been $4,262,871 under the previous guidance. Deferred policy acquisition cost amortization was $1,706,793 and $3,468,528 for the three and six months ended June 30, 2012, respectively, compared to $1,771,705 and $3,544,865 for the three and six months ended June 30, 2011.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to tax allocation agreements, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting in taxable year 2008 and California state income tax authorities for tax returns filed starting in taxable year 2007. There are no ongoing examinations of income tax returns by federal or state tax authorities.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Since the adoption of ASC 740 and as of June 30, 2012, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not incurred interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

8 of 22

NOTE 7 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 90% and 89% of consolidated revenues for the three and six months ended June 30, 2012, respectively, compared to 89% of consolidated revenues for the three and six months ended June 30, 2011. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Revenues
Insurance company operation	$7,439,232	$7,645,727	$14,848,429	$15,224,573

Other insurance operations	3,204,925	3,252,034	6,343,928	6,474,454
Intersegment eliminations (1)	(2,377,322)	(2,318,762)	(4,590,336)	(4,512,183)
Total other insurance operations	827,603	933,272	1,753,592	1,962,271

Total Revenues	$8,266,835	$8,578,999	$16,602,021	$17,186,844

Income (Loss) Before Income Taxes
Insurance company operation	$797,944	$1,555,339	$2,375,529	$3,688,598
Other insurance operations	(599,072)	(467,653)	(1,403,679)	(874,738)
Total Income Before Income Taxes	$198,872	$1,087,686	$971,850	$2,813,860

	As of
	June 30	December 31
	2012	2011
Assets
Insurance company operation	$134,859,380	$138,622,429
Intersegment eliminations (2)	(1,966,933)	(1,063,558)
Total Insurance Company Operation	132,892,447	137,558,871

Other insurance operations	15,226,532	12,816,174
Total Assets	$148,118,979	$150,375,045

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of the Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

9 of 22

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

The carrying values and estimated fair values of the Company’s consolidated financial instruments as of June 30, 2012, and December 31, 2011, were as follows:

		June 30, 2012		December 31, 2011
Assets	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Investments	1,2	$68,377,080	$68,377,080	$91,356,624	$91,356,624
Cash and short-term investments	1	$56,540,810	$56,540,810	$38,606,556	$38,606,556
Notes receivable	3	$3,906,389	$3,906,389	$3,439,153	$3,439,153

The estimated carrying values of the Company’s fixed maturity investments as of June 30, 2012, and December 31, 2011, allocated among the three levels mentioned above are as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2012
Available-for-sale:
Fixed maturities
U.S. treasury securities	$54,897,080	$—	$—	$54,897,080
Certificates of deposit	—	13,480,000	—	13,480,000
Total Fixed Maturities	$54,897,080	$13,480,000	$—	$68,377,080

December 31, 2011
Available-for-sale:
Fixed maturities
U.S. treasury securities	$74,886,624	$—	$—	$74,886,624
Certificates of deposit	—	16,470,000	—	16,470,000
Total Fixed Maturities	$74,886,624	$16,470,000	$—	$91,356,624

Fair value measurements are not adjusted for transaction costs. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and six months ended June 30, 2012 and 2011.

NOTE 9 – INVESTMENTS

The Company manages its own investment portfolio. A summary of total investment income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Fixed maturities	$464,620	$764,840	$1,042,101	$1,535,237
Short-term investments	9,776	2,061	14,368	5,061
Total Investment Income	$474,396	$766,901	$1,056,469	$1,540,298

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012
Available-for-sale:
Fixed maturities
U.S. treasury securities	$54,378,509	$523,191	$(4,620)	$54,897,080
Certificates of deposit	13,480,000	—	—	13,480,000
Total Fixed Maturities	$67,858,509	$523,191	$(4,620)	$68,377,080

10 of 22

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
Available-for-sale:
Fixed maturities
U.S. treasury securities	$73,432,677	$1,453,947	$—	$74,886,624
Certificates of deposit	16,470,000	—	—	16,470,000
Total Fixed Maturities	$89,902,677	$1,453,947	$—	$91,356,624

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2012	2011

Gross unrealized appreciation of fixed maturities	$523,191	$1,453,947
Gross unrealized (depreciation) of fixed maturities	(4,620)	—
Net unrealized appreciation on investments	518,571	1,453,947
Deferred federal tax expense	(176,314)	(494,343)
Net Unrealized Appreciation, Net of Deferred Income Taxes	$342,257	$959,604

The Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than six months as of June 30, 2012, and had no investments in an unrealized loss position as of December 31, 2011.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investments gains (losses) in the three and six months ended June 30, 2012 and 2011. The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments in the three and six months ended June 30, 2012 and 2011.

The Company’s investment in Certificates of Deposit (CD) included $12,880,000 and $15,870,000 of brokered CD’s as of June 30, 2012 and December 31, 2011, respectively. Brokered CDs provide the safety and security of a CD combined with competitive rates and the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CD’s are within the FDIC insured permissible limits. As of June 30, 2012 and December 31, 2011, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

11 of 22

Short-term investments consist of the following:

	June 30, 2012	December 31, 2011
U.S. treasury money market fund	$1,198,600	$6,802,126
Short-term U.S. treasury bills	53,282,638	30,288,668
Bank money market accounts	1,760,937	1,046,813
Bank savings accounts	1,762	1,862
Total Short-Term Investments	$56,243,937	$38,139,469

NOTE 10 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to assist the Company to implement its trucking program failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The agent has not paid any subsequent premium to Unifax. The Company subsequently commenced legal proceedings against the agent’s corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. As of June 30, 2012, the agent’s balance due to Unifax was $1,495,226. Based on the information presently available, the Company has a bad debt reserve established of $1,101,835 which represents approximately 74% of the current balance due to Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

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

Total revenue for the three months ended June 30, 2012, was $8,266,835 compared to $8,578,999 for the three months ended June 30, 2011, a decrease of $312,164 (4%). Total revenue for the six months ended June 30, 2012, was $16,602,021 compared to $17,186,844 for the six months ended June 30, 2011, a decrease of $584,823 (3%). The Company had net income of $156,775 for the three months ended June 30, 2012, compared to $706,687 for the three months ended June 30, 2011, a decrease of $549,912 (78%). For the six months ended June 30, 2012, the Company had net income of $657,145, compared to $1,821,034 for the six months ended June 30, 2011, a decrease of $1,163,889 (64%). The decrease in net income in the three and six months ended June 30, 2012 compared to the prior year periods are primarily due to a decrease in investment income of $292,505 and $483,829 for the three and six months ended June 30, 2012, respectively, an increase in losses and loss adjustment expenses of $454,897 and $789,613 for the three and six months ended June 30, 2012, respectively, and an increase in salaries and employee benefits of $195,095 and $542,187 (primarily due to the adoption of ASU 2010-26 and an adjustment made in the three months ended March 31, 2011, to the Company’s profit sharing plan contribution).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 90% and 89% of consolidated revenues for the three and six months ended June 30, 2012, respectively, compared to 89% of consolidated revenues for the three and six months ended June 30, 2011. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

12 of 22

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. As of June 30, 2012, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business has been written in the state of California. In December of 2011, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

Premium written before reinsurance increased $213,103 (3%) and $283,927 (2%) to $8,668,113 and $16,737,525 for the three and six months ended June 30, 2012, respectively, compared to $8,455,010 and $16,453,598 for the three and six months ended June 30, 2011, respectively.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)

Net premium earned	$6,780,495	$6,710,484	$70,011	$13,495,661	$13,346,622	$149,039

Less:
Losses and loss adjustment expenses	4,326,428	3,871,531	454,897	8,048,211	7,258,598	789,613
Policy acquisition costs	1,706,793	1,771,705	(64,912)	3,468,528	3,544,865	(76,337)
Total	6,033,221	5,643,236	389,985	11,516,739	10,803,463	713,276
Underwriting Profit (Before Income Taxes)	$747,274	$1,067,248	$(319,974)	$1,978,922	$2,543,159	$(564,237)

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Losses and loss adjustment expenses
Current accident year	$5,595,159	$4,704,889	$890,270	$10,662,368	$9,358,013	$1,304,355
Favorable development of all prior accident years	1,268,731	833,358	435,373	2,614,157	2,099,415	514,742
Total	$4,326,428	$3,871,531	$454,897	$8,048,211	$7,258,598	$789,613

Losses and loss adjustment expenses were 64% and 60% of net premium earned for the three and six months ended June 30, 2012, respectively, compared to 58% and 54% of net premium earned for the three and six months ended June 30, 2011, respectively.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 10% and 11% of total revenues in the three and six months ended June 30, 2012, compared to 11% of total revenues in the three and six months ended June 30, 2011, respectively.

13 of 22

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of $124,102,446 (at amortized cost) at June 30, 2012, compared to $128,042,146 (at amortized cost) at December 31, 2011. Investment income decreased $292,505 (38%) and $483,829 (31%) to $474,396 and $1,056,469 for the three and six months ended June 30, 2012, respectively, compared to $766,901 and $1,540,298 for the three and six months ended June 30, 2011, respectively. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 1.5% and 1.7% for the three and six months ended June 30, 2012, respectively, from 2.4% for the three and six months ended June 30, 2011. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of June 30, 2012, the Company had cash and investments of $124,399,319 (at amortized cost) of which $122,463,088 (98%) were cash and investments of Crusader.

As of June 30, 2012, the Company had invested $67,858,509 (at amortized cost) or 55% of its invested assets in fixed maturity obligations. In accordance with ASC 320, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $67,858,509 (at amortized cost) include $54,378,509 (80%) of U.S. treasury securities and $13,480,000 (20%) of long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, U.S. treasury money market fund and bank money market and savings accounts that are all highly rated and redeemable within one year.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three and six months ended June 30, 2012, the Company repurchased 4,786 shares and 5,286 shares of the Company’s common stock, in unsolicited transactions at a cost of $48,582 and $54,357, respectively, of which $2,352 and $2,598 were allocated to capital and $46,230 and $51,759 were allocated to retained earnings, respectively. As of June 30, 2012, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 240,946 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

The Company reported $2,563,752 net cash used by operating activities for the six months ended June 30, 2012, an increase of $1,299,076 (103%) compared to $1,264,676 net cash used by operating activities for the six months ended June 30, 2011. The increase in net cash used by operating activities in the six months ended June 30, 2012, is due primarily to an increase in loss and loss adjustment expense payments in the current year compared to the prior year period. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of June 30, 2012, the Company had only 801 open claims. Although the consolidated statements of cash flows continue to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of June 30, 2012, all of the Company’s investments are in U.S. treasury securities; FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 0.6 years.

14 of 22

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2012, net of trust restrictions of $266,868, statutory deposits of $700,000, and California insurance company statutory dividend rules applicable to Crusader, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three and six months ended June 30, 2012, to the three and six months ended June 30, 2011, unless otherwise indicated.

The Company had net income of $156,775 for the three months ended June 30, 2012, compared to net income of $706,687 for the three months ended June 30, 2011, a decrease in net income of $549,912 (78%). The Company had net income of $657,145 for the six months ended June 30, 2012, compared to net income of $1,821,034 for the six months ended June 30, 2011, a decrease in net income of $1,163,889 (64%). Total revenues decreased $312,164 (4%) to $8,266,835 for the three months and $584,823 (3%) to $16,602,021 for the six months ended June 30, 2012, compared to total revenues of $8,578,999 and $17,186,844 for the three months and six months ended June 30, 2011, respectively.

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement increased $213,103 (3%) and $283,927 (2%) to $8,668,113 and $16,737,525 for the three and six months ended June 30, 2012, respectively, compared to $8,455,010 and $16,453,598 for the three and six months ended June 30, 2011, respectively. The increase in written premium in 2012 indicates stabilization in the insurance marketplace.

The property and casualty insurance industry is characterized by periods of soft market conditions, in which premium rates are stable or falling and insurance is readily available, and by periods of hard market conditions, in which premium rates rise, coverage may be more difficult to find, and insurers’ profits increase. The Company believes that the California property and casualty insurance marketplace is stabilizing. The Company cannot determine how long the existing market conditions will continue nor in which direction they might change. Despite the increased competition in the property and casualty marketplace, the Company believes that rate adequacy is more important than premium growth and that underwriting profit is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three key areas of its operations: (1) product development, (2) improved service to retail brokers and (3) appointment of captive and independent retail agents.

Premium earned before reinsurance increased $644 (less than 1%) and $3,277 (less than 1%) to $8,040,673 and $16,002,845 for the three and six months ended June 30, 2012, respectively, compared to $8,040,029 and $15,999,568 for the three and six months ended June 30, 2011, respectively. The Company writes annual policies and, therefore, earns written premium over the one-year policy term.

As mentioned above, although direct earned premium increased slightly (less than 1%), earned ceded premium decreased $69,367 (5%) and $145,762 (5%) to $1,260,178 and $2,507,184 for the three and six months ended June 30, 2012, respectively, compared to $1,329,545 and $2,652,946 for the three and six months ended June 30, 2011, respectively. Total earned ceded premium was 16% of direct earned premium in the three and six months ended June 30, 2012, and 17% of direct earned premium in the three and six months ended June 30, 2011. The decrease in earned ceded premium is primarily a result of a decrease in the rates charged by Crusader’s reinsurers. The decrease in the reinsurer’s rates is primarily due to changes in both the Company’s retention and participation in its reinsurance treaties that the Company made in 2011 and continued in 2012. In calendar years 2012 and 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of June 30, 2012, all such ceded contracts are accounted for as risk transfer reinsurance.

15 of 22

In calendar years 2010 and 2009 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

Direct earned premium and earned ceded premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Direct earned premium	$8,040,673	$8,040,029	$644	$16,002,845	$15,999,568	$3,277
Earned ceded premium	1,260,178	1,329,545	(69,367)	2,507,184	2,652,946	(145,762)
Net Earned Premium	$6,780,495	$6,710,484	$70,011	$13,495,661	$13,346,622	$149,039

The 2007 through 2012 excess of loss treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of June 30, 2012, the Company has received a total net contingent commission of $3,651,935 for the years subject to contingent commission. Of this amount, the Company has recognized $3,111,878 of contingent commission income, of which $170,121 and $269,720 was recognized in the three and six months ended June 30, 2012, respectively. The remaining balance of the net payments received of $540,057 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheet at June 30, 2012. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Investment income decreased $292,505 (38%) and $483,829 (31%) to $474,396 and $1,056,469 for the three and six months ended June 30, 2012, respectively, compared to $766,901 and $1,540,298 for the three and six months ended June 30, 2011, respectively. The Company had no realized gains or losses for the three and six months ended June 30, 2012 and 2011. The decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 1.5% and 1.7% for the three and six months ended June 30, 2012, respectively, compared to 2.4% for the three and six months ended June 30, 2011. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Average invested assets*	$125,799,053	$128,301,972	$126,072,297	$129,026,925
Total investment income	$474,396	$766,901	$1,056,469	$1,540,298
Annualized yield on average invested assets	1.5%	2.4%	1.7%	2.4%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets.

16 of 22

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at June 30, 2012, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2012	$35,740,000	$35,743,515	$35,936,568	3.2%
December 31, 2013	30,890,000	30,914,994	31,240,512	1.3%
December 31, 2014	850,000	850,000	850,000	0.6%
December 31, 2015	250,000	250,000	250,000	1.1%
December 31, 2016	100,000	100,000	100,000	1.9%
Total	$67,830,000	$67,858,509	$68,377,080	2.3%

The weighted average maturity of the Company’s fixed maturity investments was 0.6 years as of June 30, 2012, and 1 year as of June 30, 2011. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of June 30, 2012, the Company held fixed maturity investments with unrealized appreciation of $523,191 and held one fixed maturity investment with unrealized depreciation of $4,620 for a continuous period of less than six months. As of June 30, 2011, the Company held fixed maturity investments with unrealized appreciation of $2,503,958 and held no fixed maturity investments with unrealized depreciation. The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments; and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the three and six months ended June 30, 2012 and 2011.

Other Income included in Insurance Company Revenues increased $15,790 (9%) and decreased $42,346 (12%) to $184,532 and $296,742 for the three and six months ended June 30, 2012, respectively, compared to $168,742 and $339,088 for the three and six months ended June 30, 2011, respectively. The increases and decreases in other income included in Insurance Company Revenues in any given period are primarily related to the change in the amount of contingent commission recognized during any given period. The Company recognized $170,121 and $269,720 of contingent commission during the three and six months ended June 30, 2012, respectively, compared to $155,510 and $310,027 recognized during the three and six months ended June 30, 2011, respectively.

Gross commissions and fees decreased $102,068 (11%) and $200,052 (10%) to $809,328 and $1,715,233 for the three and six months ended June 30, 2012, respectively, compared to $911,396 and $1,915,285 for the three and six months ended June 30, 2011, respectively.

The decreases in gross commission and fee income for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Policy fee income	$445,482	$460,198	$(14,716)	$892,816	$927,978	$(35,162)
Health insurance program	270,704	353,588	(82,884)	589,158	723,884	(134,726)
Membership and fee income	33,634	39,587	(5,953)	69,604	80,535	(10,931)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	59,508	58,023	1,485	122,436	118,180	4,256
Contingent commission	—	—	—	41,219	64,708	(23,489)
Total	$809,328	$911,396	$(102,068)	$1,715,233	$1,915,285	$(200,052)

17 of 22

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” Policy fee income decreased $14,716 (3%) and $35,162 (4%) in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. The decrease in policy fee income is due to a decrease in policies issued in the current amortization period as compared to the prior year amortization period.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $82,884 (23%) and $134,726 (19%) in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. This decrease is primarily related to a decrease in group health insurance policy commissions in the three and six months ended June 30, 2012, compared to three and six months ended June 30, 2011.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $5,953 (15%) and $10,931 (14%) for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. This decrease is primarily a result of a decrease in the number of association members enrolled in AAQHC during the three and six months ended June 30, 2012, compared to the number of association members enrolled during the three and six months ended June 30, 2011.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) increased $1,485 (3%) and $4,256 (4%) for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. The increase in commission income in the three and six months ended June 30, 2012, is primarily due to a slight increase in premiums written in this program.

Finance charges and fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), decreased $2,238 (12%) and $6,416 (17%) for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. The decrease is primarily attributable to AAC reducing the interest rate charged on premiums financed to 0% beginning July 20, 2010. Finance charges earned by AAC during the three and six months ended June 30, 2012, were $0, compared to $4,308 and $12,581 earned during the three and six months ended June 30, 2011, respectively. AAC only provides premium financing for Crusader policies produced by Unifax in California. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader.

Losses and loss adjustment expenses were 64% and 60% of net premium earned for the three and six months ended June 30, 2012, respectively, compared to 58% and 54% of net premium earned for the three and six months ended June 30, 2011, respectively.

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended June 30
	2012	Loss Ratio	2011	Loss Ratio	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$5,595,159	83%	$4,704,889	70%	$890,270
Favorable development of all prior accident years	1,268,731		833,358		435,373
Total	$4,326,428	64%	$3,871,531	58%	$454,897

18 of 22

	Six Months Ended June 30
	2012	Loss Ratio	2011	Loss Ratio	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$10,662,368	79%	$9,358,013	70%	$1,304,355
Favorable development of all prior accident years	2,614,157		2,099,415		514,742
Total	$8,048,211	60%	$7,258,598	54%	$789,613

The increase in the current accident year losses and loss adjustment expenses in the three and six months ended June 30, 2012, compared to the prior year quarter and year-to-date period is primarily due to the impact of two large property losses that exceeded Crusader’s reinsurance retention of $500,000 plus participation. One loss occurred in the first quarter of 2012 and the second loss occurred in the second quarter of 2012. As previously disclosed, for calendar years 2012 and 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. Although the Company believes that its reinsurance retentions in 2012 and 2011 are reasonable given Crusader’s amount of surplus and its goal to minimize ceded premium, its reinsurance retention is relatively high in relationship to its net earned premium. As demonstrated by the comparison of the current accident year loss ratio for the three and six months ended June 30, 2012, to the prior year quarter and year-to-date period, Crusader’s reinsurance retention can result in increased loss ratio volatility when large losses are incurred.

The favorable development of prior accident year losses and loss adjustment expenses arose from lower than expected emergence of losses and loss adjustment expenses in each of the periods presented.

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

19 of 22

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 25% and 26% of net premium earned for the three and six months ended June 30, 2012, respectively, compared to 26% and 27% of net premium earned for the three and six months ended June 30, 2011, respectively.

Salaries and employee benefits increased $195,095 (18%) and $542,187 (26%) to $1,305,170 and $2,664,707 for the three and six months ended June 30, 2012, respectively, compared to salary and employee benefits of $1,110,075 and $2,122,520 for the three and six months ended June 30, 2011, respectively. This increase is primarily a result of the effect of the adoption of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944) and due to an adjustment in the Company’s annual expense related to the employee profit sharing plan for the plan year ending March 31, 2011. The adoption of ASU 2010-26 resulted in increased salaries and employee benefits expense of approximately $161,000 and $315,000 during the three and six months ended June 30, 2012, respectively, when compared to the three and six months ended June 30, 2011. The Company’s profit sharing contribution expense increased compared to the prior year by approximately $139,000 due primarily to an adjustment in the three months ended March 31, 2011, that reduced the Company’s profit sharing contribution expense for the plan year ending March 31, 2011.

Commissions to agents/brokers decreased $536 (1%) to $56,565 and increased $5,297 (5%) to $116,565 for the three and six months ended June 30, 2012, respectively, compared to $57,101 and $111,268 for the three and six months ended June 30, 2011. Although commission income in the life and health insurance program declined, the increase in commissions to agents/brokers in the six months ended June 30, 2012, is primarily due to the mix of business written in the health insurance program that resulted in increased commissions paid to agents and brokers producing the business for that program.

Other operating expenses decreased $7,894 (1%) and $3,573 (less than 1%) to $673,007 and $1,332,160 for the three and six months ended June 30, 2012, respectively, compared to $680,901 and $1,335,733 for the three and six months ended June 30, 2011, respectively. The decrease in other operating expenses in the three and six months ended June 30, 2012, is the effect of increases and decreases amongst the various expense categories, none of which were significant.

Income tax provision was an expense of $42,097 (21% of pre-tax income) and $314,705 (32% of pre-tax income) for the three and six months ended June 30, 2012, respectively, compared to an income tax expense of $380,999 (35% of pre-tax income) and $992,826 (35% of pre-tax income) for the three and six months ended June 30, 2011, respectively. The decrease in income tax expense was primarily due to a decrease of $888,814 (82%) and $1,842,010 (65%) in pre-tax income to $198,872 and $971,850 for the three and six months ended June 30, 2012, respectively, compared to pre-tax income of $1,087,686 and $2,813,860 for the three and six months ended June 30, 2011. The decrease in the effective tax rate for the three months ended June 30, 2012, compared to three months ended June 30, 2011, was primarily the result of a decrease in state income tax expense which is determined exclusive of Crusader’s income.

Forward Looking Statements

Certain statements contained herein, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are forward-looking. These statements, which may be identified by forward-looking words or phrases such as “anticipate,” “appears”, “believe,” “expect,” “intend,” “may,” “plan,” “should,” and “would” involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include underwriting or marketing actions not being effective, rate increases for coverages not being sufficient, premium rate adequacy relating to competition or regulation, actual versus estimated claim experience, regulatory changes or developments, unforeseen calamities, general market conditions, and the Company’s ability to introduce new profitable products.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

20 of 22

The Company’s invested assets consist of the following:

	June 30 2012	December 31 2011	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$54,378,509	$73,432,677	$(19,054,168)
Short-term cash investments (at cost)	56,243,937	38,139,469	18,104,468
Certificates of deposit (over 1 year, at cost)	13,480,000	16,470,000	(2,990,000)
Total Invested Assets	$124,102,446	$128,042,146	$(3,939,700)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2012, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended June 30, 2012, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2012, through April 30, 2012	—	—	—	245,732
May 1, 2012, through May 31, 2012	—	—	—	245,732
June 1, 2012, through June 30, 2012	4,786	10.15	4,786	240,946
Total	4,786	$10.15	4,786	240,946

(1)	On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares of the Company’s common stock from time to time in the open market and through negotiated private transactions. The 2008 program has no expiration date and may be terminated by the Board of Directors at any time. The 2008 program is the only program under which the Company has authority to repurchase shares of its common stock. During the three months ended June 30, 2012, the Company repurchased under the 2008 program 4,786 shares of the Company’s common stock in unsolicited transactions at a cost of $48,582 of which $2,352 was allocated to capital and $46,230 was allocated to retained earnings. As of June 30, 2012, the Company had remaining authority to repurchase under the 2008 program up to an aggregate of 240,946 shares of common stock.

21 of 22

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: August 10, 2012   By: /s/ CARY L. CHELDIN

    Cary L. Cheldin

        Chairman of the Board, President and Chief

    Executive Officer, (Principal Executive Officer)

Date: August 10, 2012   By: /s/ LESTER A. AARON

         Lester A. Aaron

 Treasurer, Chief Financial Officer, (Principal

 Accounting and Principal Financial Officer)

22 of 22

EXHIBIT INDEX

Exhibit No. Description

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.