Form 10-Q/A
period 2012-06-30
UNICO AMERICAN CORP
filed 2012-08-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Unico American Corporation (the “Company”) for the quarter ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 10, 2012. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

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

UNICO AMERICAN CORPORATION

Date: August 15, 2012   By: /s/ CARY L. CHELDIN

    Cary L. Cheldin

        Chairman of the Board, President and Chief

    Executive Officer, (Principal Executive Officer)

Date: August 15, 2012   By: /s/ LESTER A. AARON

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