Form 10-Q
period 2012-09-30
UNICO AMERICAN CORP
filed 2012-11-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2012
Common Stock, $0 par value per share	5,328,102

1 of 22

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2012	2011
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: September 30, 2012 $46,499,034; December 31, 2011 $89,902,677)	$46,796,485	$91,356,624
Short-term investments, at fair value	78,046,412	38,139,469
Total Investments	124,842,897	129,496,093
Cash	94,519	467,087
Accrued investment income	270,367	680,626
Premiums and notes receivable, net	6,019,786	5,303,714
Reinsurance recoverable:
Paid losses and loss adjustment expenses	11,991	60,300
Unpaid losses and loss adjustment expenses	7,814,118	7,974,664
Deferred policy acquisition costs	3,928,234	4,158,522
Property and equipment (net of accumulated depreciation)	664,664	230,781
Deferred income taxes	1,835,909	1,394,500
Other assets	1,396,323	608,758
Total Assets	$146,878,808	$150,375,045

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$51,029,078	$54,486,843
Unearned premiums	16,590,439	15,912,276
Advance premium and premium deposits	930,060	818,006
Accrued expenses and other liabilities	3,103,359	3,309,605
Total Liabilities	$71,652,936	$74,526,730

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,329,597 at September 30, 2012, and 5,341,992 at December 31, 2011	$3,633,189	$3,611,461
Accumulated other comprehensive income	196,318	959,604
Retained earnings	71,396,365	71,277,250
Total Stockholders’ Equity	$75,225,872	$75,848,315

Total Liabilities and Stockholders' Equity	$146,878,808	$150,375,045

See condensed notes to unaudited consolidated financial statements.

2 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
REVENUES
Insurance Company Revenues
Premium earned	$8,233,042	$8,021,982	$24,235,887	$24,021,550
Premium ceded	1,292,032	1,321,422	3,799,216	3,974,368
Net premium earned	6,941,010	6,700,560	20,436,671	20,047,182
Investment income	303,234	733,384	1,359,260	2,272,247
Other income	141,146	746,322	437,888	1,085,410
Total Insurance Company Revenues	7,385,390	8,180,266	22,233,819	23,404,839

Other Revenues from Insurance Operations
Gross commissions and fees	820,729	875,959	2,535,962	2,791,244
Investment income	307	351	750	1,786
Finance charges and fees earned	18,503	15,846	50,868	54,627
Other income	3,535	5,397	9,086	12,167
Total Revenues	8,228,464	9,077,819	24,830,485	26,264,663

EXPENSES
Losses and loss adjustment expenses	3,571,972	3,357,803	11,620,183	10,616,401
Policy acquisition costs	1,659,945	1,778,105	5,128,473	5,322,970
Salaries and employee benefits	1,252,567	1,147,771	3,917,274	3,270,291
Commissions to agents/brokers	59,226	55,718	175,791	166,986
Other operating expenses	550,325	792,068	1,882,485	2,127,801
Total Expenses	7,094,035	7,131,465	22,724,206	21,504,449

Income before taxes	1,134,429	1,946,354	2,106,279	4,760,214
Income tax expense	388,834	671,702	703,539	1,664,528
Net Income	$745,595	$1,274,652	$1,402,740	$3,095,686

PER SHARE DATA:
Basic
Earnings per share	$0.14	$0.24	$0.26	$0.58
Weighted average shares	5,337,913	5,334,901	5,341,296	5,334,411
Diluted
Earnings per share	$0.14	$0.24	$0.26	$0.58
Weighted average shares	5,349,921	5,357,869	5,356,751	5,358,509

See condensed notes to unaudited consolidated financial statements.

3 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net Income	$745,595	$1,274,652	$1,402,740	$3,095,686
Other changes in comprehensive income:
Unrealized losses on securities classified as available-for-sale arising during the period	(221,119)	(512,510)	(1,156,494)	(1,419,254)
Income tax benefit related to unrealized losses on securities classified as available-for-sale arising during the period	75,180	174,253	393,208	482,546
Comprehensive Income	$599,656	$936,395	$639,454	$2,158,978

 See condensed notes to unaudited consolidated financial statements.

4 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30
	2012	2011
Cash flows from operating activities:
Net Income	$1,402,740	$3,095,686
Adjustments to reconcile net income to net cash from operations
Depreciation	91,129	42,854
Bond amortization, net	68,645	121,496
Non-cash stock based compensation	17,328	23,103
Changes in assets and liabilities
Premium, notes and investment income receivable	(305,813)	(1,109,012)
Reinsurance recoverable	208,855	3,440,791
Deferred policy acquisition costs	230,288	6,545
Other assets	(778,822)	80,801
Unpaid losses and loss adjustment expenses	(3,457,765)	(6,328,344)
Unearned premium	678,163	137,140
Advance premium and premium deposits	112,054	392,276
Accrued expenses and other liabilities	(206,246)	(1,107,530)
Income taxes current/deferred	(56,944)	504,215
Net Cash Used by Operating Activities	(1,996,388)	(699,979)

Cash flows from investing activities:
Purchase of fixed maturity investments	(1,300,000)	(6,045,000)
Proceeds from maturity of fixed maturity investments	44,635,000	27,505,998
Net increase in short-term investments	(39,906,943)	(20,676,151)
Additions to property and equipment	(525,012)	(49,882)
Net Cash Provided by Investing Activities	2,903,045	734,965

Cash flows from financing activities:
Proceeds from exercise of stock options	15,245	1,871
Repurchase of common stock	(226,172)	(10,959)
Dividends paid to stockholders	(1,068,298)	—
Net Cash Used by Financing Activities	(1,279,225)	(9,088)

Net (decrease) increase in cash	(372,568)	25,898
Cash at beginning of period	467,087	45,210
Cash at End of Period	$94,519	$71,108

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$758,949	$1,158,982

Supplemental schedule of non-cash investing activities
Write-offs of property and equipment	—	$1,431,917

See condensed notes to unaudited consolidated financial statements.

5 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect its reported amounts of assets and liabilities and its disclosure of any contingent assets and liabilities at the date of its financial statements, as well as its reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters inherently uncertain and those estimates may likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to losses and loss adjustment expenses. While every effort is made to ensure the integrity of such estimates, actual results may differ.

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
6 of 22

NOTE 2 - IMMATERIAL CORRECTION TO PREVIOUSLY REPORTED AMOUNTS

As disclosed in the Company’s December 31, 2011, Form 10-K, the Company had identified an error related to valuation of investments as previously reported for the interim period ended September 30, 2011. The error resulted in an overstatement of accumulated other comprehensive income and stockholders’ equity as of September 30, 2011, of $417,884 and an understatement and overstatement of comprehensive income for the three and nine months ended September 30, 2011, of $242,096 and $417,884, respectively. Management concluded the error was immaterial to all periods presented and has revised the September 30, 2011, Consolidated Statements of Comprehensive Income to reflect correction of the error.

NOTE 3 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three and nine months ended September 30, 2012, the Company repurchased 16,782 shares and 22,068 shares of the Company’s common stock, in unsolicited transactions at a cost of $171,815 and $226,172, respectively, of which $8,247 and $10,845 were allocated to capital and $163,568 and $215,327 were allocated to retained earnings, respectively. As of September 30, 2012, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 224,164 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

NOTE 4 – EARNINGS PER SHARE

The following table represents the reconciliation of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Basic Earnings Per Share
Net income	$745,595	$1,274,652	$1,402,740	$3,095,686

Weighted average shares outstanding	5,337,913	5,334,901	5,341,296	5,334,411

Basic Earnings Per Share	$0.14	$0.24	$0.26	$0.58

Diluted Earnings Per Share
Net income	$745,595	$1,274,652	$1,402,740	$3,095,686

Weighted average shares outstanding	5,337,913	5,334,901	5,341,296	5,334,411
Effect of dilutive securities	12,008	22,968	15,455	24,098
Diluted shares outstanding	5,349,921	5,357,869	5,356,751	5,358,509

Diluted Earnings Per Share	$0.14	$0.24	$0.26	$0.58

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

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944). The new standard modifies the types of policy acquisition costs that can be capitalized and are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, inspection costs and broker commissions. The ASU defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. The new standard became effective for interim periods and annual fiscal years beginning after December 15, 2011, and allows for prospective or retrospective application.

The Company adopted the new standard on January 1, 2012, prospectively. As a result of adopting ASU 2010-26, approximately $300,000 of unamortized deferred policy acquisition costs as of January 1, 2012, deferred under the prior guidance have been determined to be no longer deferrable and will be recognized in expense over the original amortization period. As of September 30, 2012, deferred policy acquisition costs were $3,928,234, but would have been $4,225,021 under the previous guidance. Deferred policy acquisition cost amortization was $1,659,945 and $5,128,473 for the three and nine months ended September 30, 2012, respectively, compared to $1,778,105 and $5,322,970 for the three and nine months ended September 30, 2011.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to tax allocation agreements, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting in taxable year 2009 and California state income tax authorities for tax returns filed starting in taxable year 2008. On October 7, 2011, the Company received a letter from the Internal Revenue Service stating that its review and examination of the Company’s 2009 federal income tax return had been completed and that there were no changes to the reported tax. The Company has been notified by the California Franchise Tax Board that the California state income tax returns for the 2009 and 2010 tax years have been selected for examination.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Since the adoption of ASC 740 and as of September 30, 2012, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not incurred interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

8 of 22

NOTE 7 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 90% of consolidated revenues for the three and nine months ended September 30, 2012, compared to 90% and 89% of consolidated revenues for the three and nine months ended September 30, 2011, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Revenues
Insurance company operation	$7,385,390	$8,180,266	$22,233,819	$23,404,839

Other insurance operations	3,084,781	3,010,115	9,428,709	9,484,569
Intersegment eliminations (1)	(2,241,707)	(2,112,562)	(6,832,043)	(6,624,745)
Total other insurance operations	843,074	897,553	2,596,666	2,859,824

Total Revenues	$8,228,464	$9,077,819	$24,830,485	$26,264,663

Income (Loss) Before Income Taxes
Insurance company operation	$1,571,586	$2,846,242	$3,947,115	$6,534,840
Other insurance operations	(437,157)	(899,888)	(1,840,836)	(1,774,626)
Total Income Before Income Taxes	$1,134,429	$1,946,354	$2,106,279	$4,760,214

	As of
	September 30	December 31
	2012	2011
Assets
Insurance company operation	$132,742,064	$138,622,429
Intersegment eliminations (2)	(2,127,071)	(1,063,558)
Total Insurance Company Operation	130,614,993	137,558,871

Other insurance operations	16,263,815	12,816,174
Total Assets	$146,878,808	$150,375,045

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

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

Level 1 – Financial assets and financial liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Financial assets and financial liabilities whose values are based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in non-active markets; or valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability as of the reporting date.

Level 3 – Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities as of the reporting date.

9 of 22

The hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) or unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The carrying values and estimated fair values of the Company’s consolidated financial instruments as of September 30, 2012, and December 31, 2011, which are measured on a recurring basis, were as follows:

		September 30, 2012		December 31, 2011
Assets	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Investments	1,2	$46,796,485	$46,796,485	$91,356,624	$91,356,624
Cash and short-term investments	1	$78,140,931	$78,140,931	$38,606,556	$38,606,556
Notes receivable	3	$4,034,354	$4,034,354	$3,439,153	$3,439,153

The estimated carrying values of the Company’s fixed maturity investments as of September 30, 2012, and December 31, 2011, allocated among the three levels mentioned above are as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2012
Available-for-sale:
Fixed maturities
U.S. treasury securities	$35,661,485	$—	$—	$35,661,485
Certificates of deposit	—	11,135,000	—	11,135,000
Total Fixed Maturities	$35,661,485	$11,135,000	$—	$46,796,485

December 31, 2011
Available-for-sale:
Fixed maturities
U.S. treasury securities	$74,886,624	$—	$—	$74,886,624
Certificates of deposit	—	16,470,000	—	16,470,000
Total Fixed Maturities	$74,886,624	$16,470,000	$—	$91,356,624

Fair value measurements are not adjusted for transaction costs. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and nine months ended September 30, 2012 and 2011.

NOTE 9 – INVESTMENTS

The Company manages its own investment portfolio. A summary of total investment income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Fixed maturities	$284,149	$732,323	$1,326,250	$2,267,560
Short-term investments	19,392	1,412	33,760	6,473
Total Investment Income	$303,541	$733,735	$1,360,010	$2,274,033

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012
Available-for-sale:
Fixed maturities
U.S. treasury securities	$35,364,034	$297,451	$—	$35,661,485
Certificates of deposit	11,135,000	—	—	11,135,000
Total Fixed Maturities	$46,499,034	$297,451	$—	$46,796,485

10 of 22

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
Available-for-sale:
Fixed maturities
U.S. treasury securities	$73,432,677	$1,453,947	$—	$74,886,624
Certificates of deposit	16,470,000	—	—	16,470,000
Total Fixed Maturities	$89,902,677	$1,453,947	$—	$91,356,624

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2012	2011
Gross unrealized appreciation of fixed maturities	$297,451	$1,453,947
Gross unrealized (depreciation) of fixed maturities	—	—
Net unrealized appreciation on investments	297,451	1,453,947
Deferred federal tax expense	(101,133)	(494,343)
Net Unrealized Appreciation, Net of Deferred Income Taxes	$196,318	$959,604

The Company had no investments in an unrealized loss position as of September 30, 2012, and had no investments in an unrealized loss position as of December 31, 2011.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investments gains (losses) in the three and nine months ended September 30, 2012 and 2011. The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments in the three and nine months ended September 30, 2012 and 2011.

The Company’s investment in Certificates of Deposit (CD) included $10,535,000 and $15,870,000 of brokered CD’s as of September 30, 2012 and December 31, 2011, respectively. Brokered CDs provide the safety and security of a CD combined with competitive rates and the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CD’s are within the FDIC insured permissible limits. As of September 30, 2012 and December 31, 2011, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

Short-term investments consist of the following:

	September 30, 2012	December 31, 2011
U.S. treasury money market fund	$284,958	$6,802,126
Short-term U.S. treasury bills	73,278,111	30,288,668
Bank money market accounts	4,481,581	1,046,813
Bank savings accounts	1,762	1,862
Total Short-Term Investments	$78,046,412	$38,139,469

11 of 22

NOTE 10 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to assist the Company to implement its trucking program failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent’s corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. As of September 30, 2012, the agent’s balance due to Unifax was $1,395,226. Based on the information presently available, the Company has a bad debt reserve established of $995,226 which represents approximately 71% of the current balance due to Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

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

Total revenue for the three months ended September 30, 2012, was $8,228,464 compared to $9,077,819 for the three months ended September 30, 2011, a decrease of $849,355 (9%). Total revenue for the nine months ended September 30, 2012, was $24,830,485 compared to $26,264,663 for the nine months ended September 30, 2011, a decrease of $1,434,178 (5%). The Company had net income of $745,595 for the three months ended September 30, 2012, compared to $1,274,652 for the three months ended September 30, 2011, a decrease of $529,057 (42%). For the nine months ended September 30, 2012, the Company had net income of $1,402,740, compared to $3,095,686 for the nine months ended September 30, 2011, a decrease of $1,692,946 (55%). The decrease in net income in the three and nine months ended September 30, 2012 compared to the prior year periods is primarily due to a decrease in investment income of $430,194 and $914,023 for the three and nine months ended September 30, 2012, respectively, an increase in losses and loss adjustment expenses of $214,169 and $1,003,782 for the three and nine months ended September 30, 2012, respectively, and an increase in salaries and employee benefits of $104,796 and $646,983 (primarily due to the adoption of ASU 2010-26 and an adjustment made in the three months ended March 31, 2011, to the Company’s profit sharing plan contribution).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 90% of consolidated revenues for the three and nine months ended September 30, 2012, compared to 90% and 89% of consolidated revenues for the three and nine months ended September 30, 2011, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

12 of 22

Insurance Company Operation

The property and casualty insurance industry is highly competitive and includes many insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product. Many of the Company's existing or potential competitors have considerably greater financial and other resources, have a higher rating assigned by independent rating organizations such as A.M. Best Company, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. As of September 30, 2012, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business has been written in the state of California. In December of 2011, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

Premium written before reinsurance increased $471,432 (6%) and $755,359 (3%) to $8,176,524 and $24,914,049 for the three and nine months ended September 30, 2012, respectively, compared to $7,705,092 and $24,158,690 for the three and nine months ended September 30, 2011, respectively.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)

Net premium earned	$6,941,010	$6,700,560	$240,450	$20,436,671	$20,047,182	$389,489

Less:
Losses and loss adjustment expenses	3,571,972	3,357,803	214,169	11,620,183	10,616,401	1,003,782
Policy acquisition costs	1,659,945	1,778,105	(118,160)	5,128,473	5,322,970	(194,497)
Total	5,231,917	5,135,908	96,009	16,748,656	15,939,371	809,285
Underwriting Profit (Before Income Taxes)	$1,709,093	$1,564,652	$144,441	$3,688,015	$4,107,811	$(419,796)

The following table provides an analysis of the losses and loss adjustment expenses as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Losses and loss adjustment expenses
Current accident year	$4,597,500	$5,040,499	$(442,999)	$15,259,868	$14,398,512	$861,356
Favorable development of all prior accident years	1,025,528	1,682,696	(657,168)	3,639,685	3,782,111	(142,426)
Total	$3,571,972	$3,357,803	$214,169	$11,620,183	$10,616,401	$1,003,782

Losses and loss adjustment expenses were 51% and 57% of net premium earned for the three and nine months ended September 30, 2012, respectively, compared to 50% and 53% of net premium earned for the three and nine months ended September 30, 2011, respectively.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 10% of total revenues in the three and nine months ended September 30, 2012, compared to 10% and 11% of total revenues in the three and nine months ended September 30, 2011, respectively.

13 of 22

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of $124,545,446 of fixed maturities and short-term investments (at amortized cost) at September 30, 2012, compared to $128,042,146 (at amortized cost) at December 31, 2011. Investment income decreased $430,194 (59%) and $914,023 (40%) to $303,541 and $1,360,010 for the three and nine months ended September 30, 2012, respectively, compared to $733,735 and $2,274,033 for the three and nine months ended September 30, 2011, respectively. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 1.4% and 1.0% for the three and nine months ended September 30, 2012, respectively, from 2.3% for the three and nine months ended September 30, 2011. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. As of September 30, 2012, the Company had cash and investments of $124,639,965 (at amortized cost) of which $121,536,861 (98%) were cash and investments of Crusader.

As of September 30, 2012, the Company had invested $46,499,034 (at amortized cost) or 37% of its invested assets in fixed maturity obligations. In accordance with ASC 320, the Company is required to classify its investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality investments until maturity.

The Company's investments in fixed maturity obligations of $46,499,034 (at amortized cost) include $35,364,034 (76%) of U.S. treasury securities and $11,135,000 (24%) of long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, U.S. treasury money market fund and bank money market and savings accounts that are all highly rated and redeemable within one year.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the three and nine months ended September 30, 2012, the Company repurchased 16,782 shares and 22,068 shares of the Company’s common stock, in unsolicited transactions at a cost of $171,815 and $226,172, respectively, of which $8,247 and $10,845 were allocated to capital and $163,568 and $215,327 were allocated to retained earnings, respectively. As of September 30, 2012, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 224,164 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

The Company reported $1,996,388 net cash used by operating activities for the nine months ended September 30, 2012, an increase of $1,296,409 (185%) compared to $699,979 net cash used by operating activities for the nine months ended September 30, 2011. The increase in net cash used by operating activities in the nine months ended September 30, 2012, is due primarily to an increase in loss and loss adjustment expense payments in the current year compared to the prior year period. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of September 30, 2012, the Company had only 910 open claims. Although the consolidated statements of cash flows continue to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of September 30, 2012, all of the Company’s investments are in U.S. treasury securities; FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 0.7 years.

14 of 22

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 2012, net of trust restrictions of $659,459, statutory deposits of $700,000, and California insurance company statutory dividend rules applicable to Crusader, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds.

Results of Operations

All comparisons made in this discussion are comparing the three and nine months ended September 30, 2012, to the three and nine months ended September 30, 2011, unless otherwise indicated.

The Company had net income of $745,595 for the three months ended September 30, 2012, compared to net income of $1,274,652 for the three months ended September 30, 2011, a decrease in net income of $529,057 (42%). The Company had net income of $1,402,740 for the nine months ended September 30, 2012, compared to net income of $3,095,686 for the nine months ended September 30, 2011, a decrease in net income of $1,692,946 (55%). Total revenues decreased $849,355 (9%) to $8,228,464 for the three months and $1,434,178 (5%) to $24,830,485 for the nine months ended September 30, 2012, compared to total revenues of $9,077,819 and $26,264,663 for the three months and nine months ended September 30, 2011, respectively.

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement increased $471,432 (6%) and $755,359 (3%) to $8,176,524 and $24,914,049 for the three and nine months ended September 30, 2012, respectively, compared to $7,705,092 and $24,158,690 for the three and nine months ended September 30, 2011, respectively. The increase in written premium in 2012 indicates stabilization in the insurance marketplace.

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

Premium earned before reinsurance increased $211,060 (3%) and $214,337 (1%) to $8,233,042 and $24,235,887 for the three and nine months ended September 30, 2012, respectively, compared to $8,021,982 and $24,021,550 for the three and nine months ended September 30, 2011, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Earned ceded premium decreased $29,390 (2%) and $175,152 (4%) to $1,292,032 and $3,799,216 for the three and nine months ended September 30, 2012, respectively, compared to $1,321,422 and $3,974,368 for the three and nine months ended September 30, 2011, respectively. Total earned ceded premium was 16% of direct earned premium in the three and nine months ended September 30, 2012, compared to 16% and 17% of direct earned premium in the three and nine months ended September 30, 2011, respectively. The decrease in earned ceded premium is primarily a result of a decrease in the rates charged by Crusader’s reinsurers. The decrease in the reinsurer’s rates is primarily due to changes in both the Company’s retention and participation in its reinsurance treaties that the Company made in 2011 and continued in 2012. In calendar years 2012 and 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2012, all such ceded contracts are accounted for as risk transfer reinsurance.

15 of 22

In calendar years 2010 and 2009 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

Direct earned premium and earned ceded premium are as follows:

	Three Months Ended September 30			Nine months Ended September 30
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Direct earned premium	$8,233,042	$8,021,982	$211,060	$24,235,887	$24,021,550	$214,337
Earned ceded premium	1,292,032	1,321,422	(29,390)	3,799,216	3,974,368	(175,152)
Net Earned Premium	$6,941,010	$6,700,560	$240,450	$20,436,671	$20,047,182	$389,489

The 2007 through 2012 excess of loss treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of September 30, 2012, the Company has received a total net contingent commission of $3,651,935 for the years subject to contingent commission. Of this amount, the Company has recognized $3,245,478 of contingent commission income, of which $133,600 and $403,320 was recognized in the three and nine months ended September 30, 2012, respectively. The remaining balance of the net payments received of $406,457 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheet at September 30, 2012. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Investment income decreased $430,194 (59%) and $914,023 (40%) to $303,541 and $1,360,010 for the three and nine months ended September 30, 2012, respectively, compared to $733,735 and $2,274,033 for the three and nine months ended September 30, 2011, respectively. The Company had no realized gains or losses for the three and nine months ended September 30, 2012 and 2011. The decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 1.4% and 1.0% for the three and nine months ended September 30, 2012, respectively, compared to 2.3% for the three and nine months ended September 30, 2011. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

The average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine months Ended September 30
	2012	2011	2012	2011
Average invested assets*	$124,323,946	$128,573,754	$126,293,796	$129,313,758
Total investment income	$303,541	$733,735	$1,360,010	$2,274,033
Annualized yield on average invested assets	1.0%	2.3%	1.4%	2.3%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at September 30, 2012, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

16 of 22

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
December 31, 2012	$13,445,000	$13,444,432	$13,477,423	3.7%
December 31, 2013	30,890,000	30,904,602	31,169,062	1.3%
December 31, 2014	1,600,000	1,600,000	1,600,000	0.5%
December 31, 2015	450,000	450,000	450,000	0.9%
December 31, 2016	100,000	100,000	100,000	1.9%
Total	$46,485,000	$46,499,034	$46,796,485	2.0%

The weighted average maturity of the Company’s fixed maturity investments was 0.7 years as of September 30, 2012, and less than 1 year as of September 30, 2011. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of September 30, 2012, the Company held fixed maturity investments with unrealized appreciation of $297,451 and held no fixed maturity investment with unrealized depreciation. As of September 30, 2011, the Company held fixed maturity investments with unrealized appreciation of $1,991,448 and held no fixed maturity investments with unrealized depreciation. The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments; and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the three and nine months ended September 30, 2012 and 2011.

Other Income included in insurance company revenues decreased $605,176 (81%) and $647,522 (60%) to $141,146 and $437,888 for the three and nine months ended September 30, 2012, respectively, compared to $746,322 and $1,085,410 for the three and nine months ended September 30, 2011, respectively. The decrease in other income included in insurance company revenues during the three and nine months ended September 30, 2012, when compared to the prior year period are primarily related to the closing of provisionally rated reinsurance treaties during the three months ended September 30, 2011. These provisionally rated reinsurance treaties covered the periods 1985 through 1997. Generally, fluctuations in other income included in insurance company revenues in any given period are primarily related to the change in the amount of contingent commission recognized during any given period. The Company recognized $133,600 and $403,320 of contingent commission during the three and nine months ended September 30, 2012, respectively, compared to $108,614 and $418,641 recognized during the three and nine months ended September 30, 2011, respectively.

Gross commissions and fees decreased $55,230 (6%) and $255,282 (9%) to $820,729 and $2,535,962 for the three and nine months ended September 30, 2012, respectively, compared to $875,959 and $2,791,244 for the three and nine months ended September 30, 2011, respectively.

The decreases in gross commission and fee income for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Policy fee income	$442,984	$454,060	$(11,076)	$1,335,801	$1,382,038	$(46,237)
Health insurance program	285,566	325,464	(39,898)	874,723	1,049,348	(174,625)
Membership and fee income	33,645	38,252	(4,607)	103,249	118,787	(15,538)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	58,534	58,183	351	180,970	176,363	4,607
Contingent commission	—	—	—	41,219	64,708	(23,489)
Total	$820,729	$875,959	$(55,230)	$2,535,962	$2,791,244	$(255,282)

17 of 22

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” Policy fee income decreased $11,076 (2%) and $46,237 (3%) in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. The decrease in policy fee income is due to a decrease in policies issued in the current amortization period as compared to the prior year amortization period.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $39,898 (12%) and $176,624 (17%) in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. This decrease is primarily related to a decrease in group health insurance policy commissions earned in the three and nine months ended September 30, 2012, compared to three and nine months ended September 30, 2011.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $4,607 (12%) and $15,538 (13%) for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. This decrease is primarily a result of a decrease in the number of association members enrolled in AAQHC during the three and nine months ended September 30, 2012, compared to the number of association members enrolled during the three and nine months ended September 30, 2011.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) increased $351 (less than 1%) and $4,607 (3%) for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. The increase in commission income in the three and nine months ended September 30, 2012, is primarily due to a slight increase in premiums written in this program.

Finance charges and fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), increased $2,657 (17%) and decreased $3,759 (7%) to $18,503 and $50,868 for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. Finance charges earned by AAC during the three and nine months ended September 30, 2012, were $0, compared to $0 and $12,581 earned during the three and nine months ended September 30, 2011, respectively. The decrease in finance charges earned is primarily attributable to AAC reducing the interest rate charged on premiums financed to 0% beginning July 20, 2010. AAC only provides premium financing for Crusader policies produced by Unifax in California. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. The fees earned by AAC during the three and nine months ended September 30, 2012, were $18,503 and $50,868, respectively, compared to $15,846 and $42,046 for the three and nine months ended September 30, 2011, respectively. The increase in fees earned during the current year-to-date period is a result of an increase in the number of loans issued and outstanding in the current period compared to the prior year period.

Losses and loss adjustment expenses were 51% and 57% of net premium earned for the three and nine months ended September 30, 2012, respectively, compared to 50% and 53% of net premium earned for the three and nine months ended September 30, 2011, respectively.

18 of 22

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended September 30
	2012	Loss Ratio	2011	Loss Ratio	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$4,597,500	66%	$5,040,499	75%	$(422,999)
Favorable development of all prior accident years	1,025,528		1,682,696		(657,168)
Total	$3,571,972	51%	$3,357,803	50%	$214,169

	Nine months Ended September 30
	2012	Loss Ratio	2011	Loss Ratio	Increase (Decrease)
Losses and loss adjustment expenses:
Current accident year	$15,259,868	75%	$14,398,512	72%	$861,356
Favorable development of all prior accident years	3,639,685		3,782,111		(142,426)
Total	$11,620,183	57%	$10,616,401	53%	$1,003,782

The variability of the Company’s losses and loss adjustment expenses for the periods presented is primarily due to fluctuations from claim frequency and/or severity due to the small population of the Company’s claims.

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

19 of 22

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 24% and 25% of net premium earned for the three and nine months ended September 30, 2012, respectively, compared to 27% of net premium earned for the three and nine months ended September 30, 2011.

Salaries and employee benefits increased $104,796 (9%) and $646,983 (20%) to $1,252,567 and $3,917,274 for the three and nine months ended September 30, 2012, respectively, compared to salary and employee benefits of $1,147,771 and $3,270,291 for the three and nine months ended September 30, 2011, respectively. This increase is primarily a result of the effect of the adoption of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944) and due to an adjustment in the Company’s annual expense related to the employee profit sharing plan for the plan year ending March 31, 2011. The adoption of ASU 2010-26 resulted in increased salaries and employee benefits expense of approximately $160,000 and $475,000 during the three and nine months ended September 30, 2012, respectively, when compared to the three and nine months ended September 30, 2011. The Company’s profit sharing contribution expense increased compared to the prior year by approximately $139,000 due primarily to an adjustment in the three months ended March 31, 2011, that reduced the Company’s profit sharing contribution expense for the plan year ending March 31, 2011.

Commissions to agents/brokers increased $3,508 (6%) and $8,805 (5%) to $59,226 and $175,791 for the three and nine months ended September 30, 2012, respectively, compared to $55,718 and $166,986 for the three and nine months ended September 30, 2011. Although commission income in the life and health insurance program declined, the increase in commissions to agents/brokers in the nine months ended September 30, 2012, is primarily due to the mix of business written in the health insurance program that resulted in increased commissions paid to agents and brokers producing the business for that program.

Other operating expenses decreased $241,743 (31%) and $245,316 (12%) to $550,325 and $1,882,485 for the three and nine months ended September 30, 2012, respectively, compared to $792,068 and $2,127,801 for the three and nine months ended September 30, 2011, respectively. The decrease in other operating expenses for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, are primarily related to a decrease in rent expense due to the commencement of the new lease term beginning April 2012 for approximately half of the space under the original master lease, along with the effect of increases and decreases amongst various other expense categories, none of which were significant.

Income tax provision was an expense of $388,834 (34% of pre-tax income) and $703,539 (33% of pre-tax income) for the three and nine months ended September 30, 2012, respectively, compared to an income tax expense of $671,702 (35% of pre-tax income) and $1,664,528 (35% of pre-tax income) for the three and nine months ended September 30, 2011, respectively. The decrease in income tax expense was primarily due to a decrease of $811,924 (42%) and $2,653,935 (58%) in pre-tax income to $1,134,429 and $2,106,279 for the three and nine months ended September 30, 2012, respectively, compared to pre-tax income of $1,946,354 and $4,760,214 for the three and nine months ended September 30, 2011, respectively.

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

20 of 22

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets consist of the following:

	September 30 2012	December 31 2011	Increase (Decrease)
Fixed maturity bonds (at amortized value)	$35,364,034	$73,432,677	$(38,068,643)
Short-term cash investments (at cost)	78,046,412	38,139,469	39,906,943
Certificates of deposit (over 1 year, at cost)	11,135,000	16,470,000	(5,335,000)
Total Invested Assets	$124,545,446	$128,042,146	$(3,496,700)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended September 30, 2012, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2012, through July 31, 2012	3,061	$10.21	3,061	237,885
August 1, 2012, through August 31, 2012	4,786	10.16	4,786	233,099
September 1, 2012, through September 30, 2012	8,935	10.18	8,935	224,164
Total	16,782	$10.18	16,782	224,164

(1)	On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares of the Company’s common stock from time to time in the open market and through negotiated private transactions. The 2008 program has no expiration date and may be terminated by the Board of Directors at any time. The 2008 program is the only program under which the Company has authority to repurchase shares of its common stock. During the three months ended September 30, 2012, the Company repurchased under the 2008 program 16,782 shares of the Company’s common stock in unsolicited transactions at a cost of $171,815 of which $8,247 was allocated to capital and $163,568 was allocated to retained earnings. As of September 30, 2012, the Company had remaining authority to repurchase under the 2008 program up to an aggregate of 224,164 shares of common stock.

21 of 22

ITEM 6 – EXHIBITS

10.1	Amendment to Employee Agreement between Registrant and Cary L. Cheldin extending the term of the Agreement to December 31, 2017.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: November 13, 2012 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: November 13, 2012 By: /s/ LESTER A. AARON

Lester A. Aaron

Treasurer, Chief Financial Officer, (Principal

Accounting and Principal Financial Officer)

22 of 22

EXHIBIT INDEX

    Exhibit No. Description

10.1	Amendment to Employee Agreement between Registrant and Cary L. Cheldin extending the term of the Agreement to December 31, 2017.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.