Form 10-K
period 2012-12-31
UNICO AMERICAN CORP
filed 2013-03-29
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012	Commission File No. 0-3978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23251 Mulholland Drive, Woodland Hills, California	91364
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

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

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 29, 2012, the last business day of Registrant’s most recently completed second fiscal quarter was $25,431,445.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2013
Common Stock, $0 Par value per share	5,341,147

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(a) by a date no later than 120 days after December 31, 2012, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment - insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico’s property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, are as follows:

	Year ended December 31
	2012		2011		2010
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company revenues	$29,336,197	89.6%	$30,791,722	89.1%	$32,334,184	87.1%

Other revenues from insurance operations
Gross commissions and fees:
Health insurance program commission income	1,157,700	3.5%	1,407,490	4.1%	1,933,288	5.2%
Policy fee income	1,773,234	5.5%	1,829,257	5.3%	1,980,928	5.3%
Daily automobile rental insurance program commission	273,530	0.8%	305,516	0.9%	364,968	1.0%
Association operations membership and fee income	134,609	0.4%	156,165	0.4%	212,215	0.6%
Other commission and fee income	—	—	—	—	170	—
Total gross commission and fee income	3,339,073	10.2%	3,698,428	10.7%	4,491,569	12.1%
Investment income	1,151	—	1,852	—	3,432	—
Finance charges and fees earned	70,013	0.2%	70,901	0.2%	276,737	0.8%
Other income	10,136	—	13,798	—	14,829	—
Total other revenues from insurance operations	3,420,373	10.4%	3,784,979	10.9%	4,786,567	12.9%

Total revenues	$32,756,570	100.0%	$34,576,701	100.0%	$37,120,751	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. Since 2004, all Crusader business has been written in the state of California. During the year ended December 31, 2012, approximately 98% of Crusader’s business was commercial multiple peril policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis. Crusader is domiciled in California; and as of December 31, 2012, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

Production and Servicing of Policies

The Company sells its insurance policies through Unifax Insurance Systems, Inc. (Unifax), Crusader’s sister corporation and exclusive general agent. All policies are produced by a network of brokers and retail agents. During 2012, Crusader continued to introduce new products as well as product changes such as revised rates, eligibility guidelines, rules and coverage forms. In order to improve service, the Company is currently implementing and configuring a new policy administration system that is primarily focused upon transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Crusader does not intend to substantially increase its number of retail agents appointed until the Company implements its new policy administration system.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents.

Adjusting of Claims

Crusader manages all of its claims with a staff of in-house claim adjusters. This staff adjusts claims and oversees all outside claim services such as attorneys, independent claim adjusters, outside claim adjusters, investigators, and experts as necessary.

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

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2011 – 2012	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A A+	$500,000	$ -

2005 – 2010	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A	$250,000	$500,000

In calendar years 2012 and 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

In calendar years 2010, 2009 and 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty. In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.

The 2007 through 2012 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covered the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties did not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2012, the Company has received a total net contingent commission of $3,651,935 for the years subject to contingent commission. Of this amount, the Company has recognized $3,285,855 of contingent commission income, of which $443,697 was recognized in the year ended December 31, 2012. The remaining balance of the net payments received of $366,080 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

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

The Company evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2012, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of earned premium ceded to the reinsurers was $5,135,929 for the year ended December 31, 2012, $5,348,319 for the year ended December 31, 2011, and $7,427,236 for the year ended December 31, 2010.

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

The Company does not discount to a present value that portion of loss and loss adjustment expense reserves expected to be paid in future periods. Federal tax law, however, requires the Company to discount losses and loss adjustment expense reserves for federal income tax purposes.

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 2002 through 2011. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate may change as more information becomes known. The Company believes that its loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects redundancies in Crusader’s net loss and loss adjustment expense reserves for each of the 2002 through 2011 periods. The gross loss and loss adjustment expense reserves also reflect a cumulative redundancy for the 2002 through 2011 periods. See discussion of losses and loss adjustment expenses in Item 7 - “Management’s Discussion and Analysis - Results of Operations - Insurance Company Operation.”

When evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts of prior periods; therefore, the cumulative redundancy represents the aggregate change in the estimates over all prior years. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on this table.

	CRUSADER INSURANCE COMPANY
	ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
	Year Ended December 31
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Reserve for Unpaid Losses and
Loss Adjustment Expenses, Net	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582

Paid Cumulative as of
1 Year Later	21,326,688	18,546,279	14,626,446	17,257,218	18,136,957	20,255,356	17,123,126	15,809,062	12,431,401	11,351,147
2 Years Later	35,883,729	28,289,327	26,374,067	30,280,022	32,708,859	34,175,791	27,981,461	24,809,437	19,595,440
3 Years Later	40,808,763	35,508,898	34,031,644	39,459,338	40,477,741	40,878,873	33,327,793	29,641,757
4 Years Later	44,116,477	39,577,949	37,471,168	44,045,638	43,803,412	44,243,160	35,105,657
5 Years Later	46,382,760	41,417,614	38,960,467	45,490,105	45,453,118	45,060,447
6 Years Later	47,272,911	42,384,891	39,606,633	48,502,411	46,048,205
7 Years Later	47,994,346	42,843,453	40,434,752	49,035,550
8 Years Later	48,289,708	43,655,452	40,943,349
9 Years Later	48,989,544	44,164,176
10 Years Later	49,169,630

Reserves Re-estimated as of
1 Year Later	56,348,531	58,048,427	63,525,526	64,064,785	65,958,329	62,748,486	54,883,464	50,841,366	44,900,923	42,149,270
2 Years Later	57,237,770	54,623,000	51,981,027	60,840,795	61,135,905	59,520,345	51,044,229	47,332,499	40,856,252
3 Years Later	55,430,550	50,602,947	49,959,618	57,688,373	56,989,424	56,548,186	47,343,297	43,887,081
4 Years Later	53,154,847	49,959,618	47,537,734	55,381,880	54,055,748	54,131,673	44,479,597
5 Years Later	53,047,154	47,848,145	46,539,900	52,540,959	52,443,534	51,927,804
6 Years Later	51,628,155	47,335,768	44,229,362	51,219,584	50,931,469
7 Years Later	51,380,177	45,793,998	43,383,538	52,482,257
8 Years Later	50,249,934	45,401,564	43,057,576
9 Years Later	50,089,872	45,520,627
10 Years Later	50,062,599

Cumulative Redundancy	$3,534,346	$13,363,234	$24,292,413	$23,753,210	$19,144,961	$14,377,483	$14,359,420	$11,522,464	$8,887,129	$4,362,910
Gross Liability for Unpaid Losses and Loss Adjustment Expenses	$74,905,284	$78,139,090	$87,469,000	$101,914,548	$93,596,117	$94,730,711	$78,654,590	$71,585,408	$61,559,695	$54,486,843	$49,784,725

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(21,308,339)	(19,255,229)	(20,119,011)	(25,679,081)	(23,519,687)	(28,425,424)	(19,815,573)	(16,175,863)	(11,816,314)	(7,974,664)	(6,584,143)

Net Liability for Unpaid Losses and
Loss Adjustment Expenses	$53,596,945	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582

Gross Liability Re-estimated	$70,902,267	$62,129,789	$56,238,314	$68,205,915	$63,368,874	$65,215,056	$54,361,761	$51,197,591	$47,303,324	$48,474,542
Ceded Liability Re-estimated	(20,839,668)	(16,609,162)	(13,180,738)	(15,723,658)	(12,437,405)	(13,287,252)	(9,882,164)	(7,310,510)	(6,447,076)	(6,325,272)
Net Liability Re-estimated	$50,062,599	$45,520,627	$43,057,576	$52,482,257	$50,931,469	$51,927,804	$44,479,597	$43,887,081	$40,856,248	$42,149,270
Gross Reserve Redundancy	$4,003,017	$16,009,301	$31,230,686	$33,708,633	$30,227,243	$29,515,655	$24,292,829	$20,387,817	$14,256,371	$6,012,301

Net Premium Written to Policyholders' Surplus Ratio

The following table shows, for the periods indicated, Crusader's statutory ratio of net premium written to statutory policyholders' surplus. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net premium written to policyholders' surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners (NAIC) provide that such ratio should generally be no greater than 3 to 1.

	Twelve months ended December 31
Statutory:	2012	2011	2010	2009	2008

Net premium written	$27,391,289	$26,719,847	$25,270,320	$29,635,898	$31,175,204
Policyholders’ surplus	$59,062,170	$67,277,035	$62,520,958	$62,553,813	$64,736,230
Ratio	0.5 to 1	0.4 to 1	0.4 to 1	0.5 to 1	0.5 to 1

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

SAP differs in certain respects from GAAP. The more significant of these differences that apply to Crusader are:

•	Under GAAP, policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred as required by SAP.
•	Certain assets included in balance sheets under GAAP are designated as “non-admitted assets” and are charged directly against statutory surplus under SAP. Non-admitted assets primarily include premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements, and prepaid expenses.
•	Under GAAP, amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverable, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.
•	Under GAAP, fixed maturity securities that are classified as available-for-sale are reported at estimated fair values, rather than at amortized cost or the lower of amortized cost or market, depending on the specific type of security as required by SAP.
•	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Under GAAP reporting, changes in deferred income taxes are reflected as an item of income tax benefit or expense. As required by SAP, federal income taxes are recorded as income tax benefit or expense when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus. Changes in deferred taxes are recorded directly to statutory surplus.

Regulation

The insurance company operation is subject to regulation by the California Department of Insurance (the insurance department) and by the department of insurance of other states in which Crusader is licensed. The insurance department has broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses, and other purposes. The regulations and supervision by the insurance department are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance department’s Market Conduct Division is responsible for conducting periodic examinations of companies to ensure compliance with California Insurance Code and California Code of Regulations with respect to rating, underwriting and claims handling practices. The most recent Market Conduct Examination of Crusader covered claims handling practices in California during the period March 1, 2010, through February 28, 2011. The examination report was adopted by the insurance department on January 11, 2012. All issues identified during the examination were resolved to the satisfaction of the insurance department and the Company. None of the issues identified during the examination had any material effect on the Company. The insurance department also conducts periodic financial examinations of Crusader. During 2012, the insurance department began conducting a financial examination of Crusader’s December 31, 2009 through December 31, 2011, statutory financial statements. As of the date of this report, the examination has not been completed.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2012, was 953% of authorized control level risk-based capital.

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

In 2012, Crusader was outside the usual value on three of the thirteen IRIS ratio tests. IRIS Ratio test number 6 considers Crusader’s 2012 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3%. Crusader’s 2012 investment yield was 1.3%. IRIS ratio tests number 7 considers the change in policyholders’ surplus and IRIS ratio test number 8 considers the change in adjusted policyholders’ surplus. Unusual values for these ratio tests are an increase in the captioned amount equal to or greater than 50% or a decrease in the captioned amount equal to or greater than 10%. Crusader’s policyholders’ surplus and adjusted policyholders’ surplus amounts are identical, as there were no adjustments to Crusader’s policyholders’ surplus. Crusader’s policyholders’ surplus decreased 12% in the year ended December 31, 2012, compared to the prior year, primarily as a result of the payment of dividends of $11,750,000 by Crusader to its sole shareholder, Unico, during the year ended December 31, 2012.

California Insurance Guarantee Association

The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2012, 2011, or 2010 calendar years.

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

In November of 2012, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. In 2012, Crusader received $76,087 in terrorism coverage premium from approximately 5% of its policyholders. Crusader’s 2012 terrorism deductible was $6,414,452. Crusader’s 2013 terrorism deductible is $6,490,818.

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

Health Insurance Operation

The Company's subsidiary, American Insurance Brokers, Inc. (AIB), markets health insurance in California as a general agency and an independent broker through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, billing and collection, accounting, and customer service. For these services AIB receives commissions from insurance companies. AIB holds licenses issued by the California Department of Insurance.

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

COMPETITION

Insurance Company and General Agency Operations (Property and Casualty)

The property and casualty markets in which we operate are highly competitive. Property and casualty insurers generally compete on many factors, including price, commission rates, consumer recognition, coverages offered, financial stability, customer service and geographic coverage. Competition is also affected by the pace of technological developments. An insurer’s ability to innovate, develop, and implement new applications and other technology can affect its competitive position. The Company continues to invest in technology in order to compete more effectively in the insurance marketplace. The marketplace is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess underwriting capacity.

The profitability of insurers is affected by many factors including premium adequacy, the frequency and severity of claims, state regulations, interest rates, general business conditions, and court decisions redefining and expanding the extent of coverage. One of the challenging and unique features of the property and casualty business is the fact that since premiums are collected before losses are paid, its products are normally priced before its costs are known.

Additional information regarding competition in the insurance marketplace is discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”

Insurance Premium Financing Operation

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Since July 2010, AAC has continued to offer 0% financing on policies written by Unifax for Crusader. The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time.

Health Insurance Operation

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB provides a variety of health and life insurance products to individuals and groups. These same products are offered by most of our competitors; thus service, reliability and stability are important to obtain and retain customers.

EMPLOYEES

As of March 27, 2013, the Company employed 81 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

Item 1A. Risk Factors.

The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition.

Management divides these risks into three broad categories in assessing how they may affect our financial condition and operating results, as well as our ability to achieve our business objectives:

•	Risks related to the Company’s business – risks associated with day-to-day events that directly or indirectly may affect our insurance operations.

•	Risks related to the Company’s industry – the risks stemming from the insurance industry business and regulatory environment that directly or indirectly may affect our insurance operations

•	Risks related to the Company’s stock – the risks resulting from financial results or regulatory actions or ownership and control that may have an adverse effect on the company’s stock price and the company’s shareholders.

This information is not all encompassing and should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the Securities and Exchange Commission (“SEC”), as well as news releases and other information we publicly disseminate from time to time.

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

The Company’s success may depend on its ability to adjust claims accurately.

Many factors can affect our ability to pay claims accurately, including the training, experience, and skill of our claims representatives, the extent of and our ability to recognize and respond to fraudulent or inflated claims, the claims organization’s culture and the effectiveness of its management, our ability to develop or select and implement appropriate procedures, technologies, and systems to support our claims functions. Our failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace, and impair our brand image and, as a result, materially adversely affect our competitiveness, financial results, prospects, and liquidity.

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

If the Company determines that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a materially adverse effect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. For these reasons and because changes in these assumptions and estimates can materially affect the Company’s results of operations and financial condition, management has included the assessment of a deferred tax asset valuation allowance as a critical accounting estimate.

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

Unico is a holding company that relies on its subsidiaries to satisfy its obligations.

As a holding company, Unico does not generate revenue sufficient to pay operating expenses or stockholders’ dividends. Consequently, Unico relies on the ability of its subsidiaries to meet its obligations. The ability of Crusader to pay dividends to Unico is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. The inability of Crusader to pay dividends in an amount sufficient to enable Unico to meet its cash requirements could have a material adverse effect on the Company’s results of operations, financial condition, and its ability to pay dividends to its shareholders.

A downgrade in the financial strength rating of the insurance company could reduce the amount of business it may be able to write.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models, and is subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents, and are not intended for the protection of investors. Any downgrade in the Company’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a materially adverse effect on the Company’s results of operations and financial position. In November of 2012, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

Intense competition could adversely affect the ability to sell policies at premium rates the Company deems adequate.

The Company faces significant competition which, at times, is intense. If the Company is unable to compete effectively, its business and financial condition could be materially adversely affected. Competition in the property and casualty marketplace is based on many factors including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength, technology, and general experience. The Company competes with regional and national insurance companies. Some competitors have greater financial, marketing, and management resources than the Company. Intense competitive pressure on prices can result from the actions of even a single large competitor. The Company uses its own proprietary premium rates to determine the price it charges for its property and casualty policies.

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

The Company’s insurance business is concentrated in California (100% of gross written premium in 2010 through 2012). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events.

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

The Company depends on the accuracy, reliability, and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and maintaining its policyholder data. The failure of hardware or software that supports the Company’s information technology systems or the loss of data contained in the systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a materially adverse effect on the Company’s business, financial condition, and results of operations. In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from events such as:

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

The Company depends on key personnel, the loss of which could negatively impact it business.

The Company’s current and future success is dependent to a large extent on the retention and continued service of its key personnel, which includes our executive officers. The loss or unavailability of any of our key personnel, which includes our executive officers, could have an adverse effect on the Company’s business.

The ability of the Company to attract, develop and retain employees and to maintain appropriate staffing levels, is critical to the Company’s success.

The Company must hire and train new employees and retain current employees to handle its operations. The failure of the Company to successfully hire and retain a sufficient number of skilled employees could have an adverse effect on the Company’s business

The Company’s financial condition may be adversely affected if one or more parties with which we enter into significant contracts or relationships become insolvent, experience other financial difficulties, or default in the performance of obligations.

The Company’s business is dependent on the performance by third parties of their responsibilities under various contractual or services arrangements. These include, for example, contracts for the acquisition of goods and services (such as telecommunications and information technology facilities, equipment and support, and other systems and services that are integral to its operations), agreements with other insurance carriers to sell products that the Company does not offer, and arrangements for transferring certain risks (including reinsurance used in connection with certain insurance products and corporate insurance policies). The Company is also dependent on its dealings with banks and other financial institutions. If one or more of these parties were to default in the performance of their obligations or determine to abandon or terminate support for a system, product, or service that is significant to the Company’s business, it could suffer significant financial losses and operational interruptions or other problems, which could in turn adversely affect its financial performance, cash flows, or results of operations and cause damage to its brand and reputation.

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

RISKS RELATED TO THE COMPANY’S STOCK

The Company’s goal is to maximize the long-term value of the enterprise and thus does not focus on short-term earnings expectations.

The Company does not manage its business to maximize short-term stock performance. It also does not provide earnings estimates to the market and does not comment on earnings estimates by analysts. As a result, its reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the price of its common shares.

In addition, due to the Company’s focus on the long-term value of the enterprise, it may undertake business strategies and establish related financial goals for a specific year that are designed to enhance its longer-term performance, while understanding that such strategies may not always similarly benefit short-term results, such as its annual underwriting profit or earnings per share.

The Company is controlled by a small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval.

Messrs. Erwin Cheldin, Cary L. Cheldin, Lester A. Aaron, and George C. Gilpatrick, who hold approximately 52.66% of the voting power of the Company, have agreed to vote the shares of common stock held by each of them so as to elect each of them to the Board of Directors and to vote on all other matters as they may agree. As a result of this agreement, the Company is a “Controlled Company” as defined in the NASDAQ Stock Market (“NASDAQ”) Listing Rules. A Controlled Company is exempt from the requirements of the NASDAQ Listing Rules requiring that (i) the Company have a majority of independent directors on the Board of Directors, (ii) the Compensation Committee be composed solely of independent directors, (iii) the compensation of the executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors and (iv) director nominees be elected or recommended either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

Insurance laws make it difficult to effect a change of control of the Company or the sale of any subsidiaries.

To acquire control of a U.S. insurance company or any holding company of a U.S. insurance company, prior written approval must be obtained from the Department of Insurance in the state where the insurer is domiciled. The Department of Insurance of the state will consider a number of factors relating to the acquirer and the transaction prior to granting approval of the application to acquire control of the insurer or the holding company. These laws and regulations may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company or the sale by the Company of any of its insurance subsidiaries, including transactions that some or all of the Company’s shareholders might consider to be desirable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company presently occupies approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2013. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The lease provides for an annual gross rent of $486,000 and is effective from April 1, 2012, through March 31, 2013. In addition, the lease provides for three 6-month extension options at the same terms and conditions for each extension period. The Company also leases storage space from Erwin Cheldin. Depending on usage, storage space rental is estimated to be approximately $15,000 annually. On March 7, 2013, the Company exercised its right to extend the lease for an additional six months through September 30, 2013. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases. The total rent expense under this lease agreement and the previous master lease agreement which expired March 31, 2012, was $712,248 for the year ended December 31, 2012. The total rent expense under the master lease agreement which expired March 31, 2012, was $1,066,990 for the years ended December 31, 2011, and 2010. The Company intends to relocate its offices and is currently looking to purchase an office building for that purpose.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM." The high and low sales prices (by quarter) during the last two comparable 12 month periods are as follows:

Quarter Ended	High Price	Low Price

March 31, 2011	$10.35	$8.88
June 30, 2011	$10.18	$9.08
September 30, 2011	$11.12	$9.78
December 31, 2011	$12.35	$9.96

March 31, 2012	$12.36	$10.40
June 30, 2012	$11.96	$9.21
September 30, 2012	$11.62	$9.47
December 31, 2012	$13.65	$10.95

As of December 31, 2012, the approximate number of shareholders of record of the Company's common stock was 340. In addition, the Company estimates beneficial owners of the Company’s common stock held in the name of nominees to be approximately 350. Total shareholders are estimated to be approximately 690.

The Company declared and paid cash dividends of $0.20 and $1.00 per share during the year ending December 31, 2012. There were no cash dividends declared or paid in the year ending December 31, 2011. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”). Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico equal to the greater of (a) 10% of its statutory policyholders' surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2012, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2013 is $5,902,617.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the years ended December 31, 2012 and 2011, the Company repurchased 23,563 and 1,124 shares of the Company’s common stock, in unsolicited transactions at a cost of $243,469 and $10,959, of which $11,579 and $553 were allocated to capital and $231,890 and $10,406 were allocated to retained earnings, respectively.

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended December 31, 2012, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2012, through October 31, 2012	1,495	$11.57	1,495	222,669
November 1, 2012 through November 30, 2012	-	-	-	-
December 1, 2012 through December 31, 2012	-	-	-	-
Total	1,495	$11.57	1,495	222,669

As of December 31, 2012, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

Performance Graph

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and a peer group consisting of all NASDAQ property and casualty companies. The comparison assumes $100.00 was invested on December 31, 2007, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Unico American Corp.	100.00	80.00	106.83	98.55	129.93	149.73
NASDAQ Stock Market (US)	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Insurance Index	100.00	92.63	96.73	108.91	113.43	133.02
6331 - Fire, Marine & Casualty Insurance	100.00	50.85	67.04	74.80	71.81	90.64

Item 6. Selected Financial Data.

	Year ended December 31
	2012	2011	2010	2009	2008

Total revenues	$32,756,570	$34,576,701	$37,120,751	$41,617,106	$46,769,444
Total costs and expenses	$29,901,534	$28,826,533	$33,900,170	$37,453,128	$38,784,978
Income before taxes	$2,855,036	$5,750,168	$3,220,581	$4,163,978	$7,984,466
Net income	$1,953,728	$3,739,876	$2,329,152	$2,927,375	$5,283,016
Basic earnings per share	$0.37	$0.70	$0.44	$0.53	$0.94
Diluted earnings per share	$0.36	$0.70	$0.44	$0.53	$0.93
Cash dividends per share	$1.20	—	$0.36	$0.36	—
Total assets	$140,008,026	$150,375,045	$157,674,720	$170,108,652	$184,602,976
Stockholders’ equity	$70,396,565	$75,848,315	$73,353,816	$73,315,340	$76,958,255

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

The Company’s net income was $1,953,728 in 2012, $3,739,876 in 2011, and $2,329,152 in 2010.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generates approximately 90% of the Company’s total revenue. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of December 31, 2012, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business was written in the state of California. During the year ended December 31, 2012, 98% of Crusader’s business was commercial multi-peril policies. In November of 2012, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

The property and casualty insurance business is cyclical in nature, and the previous years have been characterized as a “soft market.” The conditions of a soft market include premium rates that are stable or falling and insurance is readily available. Contrarily, “hard market” conditions occur during periods in which premium rates rise, coverage may be more difficult to find, and there is a potential for insurers’ profits to increase. The Company believes that the California property and casualty insurance market has transitioned from a soft market and is stabilizing, as the Company has seen an increase in direct written premium in 2012 compared to the prior year.

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

For the year ended December 31, 2012, gross written premium as reported on the Company’s statutory statement was $32,572,047 compared to $32,054,590, for the year ended December 31, 2011, an increase of $517,457 (2%). For the year ended December 31, 2011, gross written premium was $32,054,590 compared to $32,697,971 for the year ended December 31, 2010, a decrease of $643,381 (2%). The fluctuations in written premium during the three years ended December 31, 2012, 2011 and 2010, reflects the continued competition in the Company’s commercial property casualty lines of business, weak economic growth in the state of California and in the nation and management’s continued emphasis on rate adequacy and underwriting discipline.

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs. Crusader’s underwriting profit (before income taxes) is as follows:

	Year ended December 31
	2012	2011	2010

Net written premium	$27,391,289	$26,719,847	$25,270,320
Net change in unearned premium	(73,129)	4,096	2,881,882
Net premium earned	27,318,160	26,723,943	28,152,202
Less:
Losses and loss adjustment expenses	15,233,403	14,387,327	18,470,115
Policy acquisition costs	6,744,273	7,080,768	7,282,546
Total	21,977,676	21,468,095	25,752,661

Underwriting profit (before income taxes)	$5,340,484	$5,255,848	$2,399,541

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2012	2011	2010
Losses and loss adjustment expenses

Provision for insured events of current year	$19,596,313	$19,229,785	$23,038,294
Decrease in provision for events of prior years	(4,362,910)	(4,842,458)	(4,568,179)

Total losses and loss adjustment expenses	$15,233,403	$14,387,327	$18,470,115

Losses and loss adjustment expenses were 56% of net premium earned for the year ended December 31, 2012, compared to 54% of net premium earned for the year ended December 31, 2011, and compared to 66% of net premium earned for the year ended December 31, 2010.

Other Operations

The Company’s other operations generate commissions, fees, and finance charges from various insurance products. The events that have the most significant economic impact are as follows:

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Policy fee income for the year ended December 31, 2012, decreased 3% as compared to the prior year. The decrease in policy fee income is a result of a decrease in the number of policies issued during the year ended December 31, 2012, as compared to 2011.

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB is contracted with non-affiliated insurance carriers to provide a variety of health and life insurance products to individuals and groups. These same products are offered by most of our competitors; thus service, reliability and stability are important to obtain and retain customers. AAQHC, as a membership association and third party administrator, has negotiated insurance premiums for its members with several carriers and receives fees and dues from its members for access to these benefits. AIB underwrites these risks and receives a commission from the insurance carriers.

AIB’s commissions from this segment decreased 18% for the year ended December 31, 2012, as compared to 2011 as a result of intense competition for group accounts. AAQHC, a membership association and third party administrator, saw its fee income decrease 14% for the year ended December 31, 2012, as compared to 2011 as a result of a decrease in membership. AAQHC membership is primarily comprised of individuals included in group accounts.

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Since July 2010, AAC has offered 0% financing on policies written by Unifax for Crusader as a promotion to increase the sale of Crusader policies. The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time. AAC issued 3,264 loans in 2012, 3,158 in 2011 and 2,429 in 2010. Revenue earned in 2012 consists entirely of late fees and other miscellaneous fees charged. The average premium financed by AAC was $3,039 in 2012, $2,817 in 2011 and $2,304 in 2010.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. Bedford receives a commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program decreased 10% in 2012 as compared to 2011. The decrease in commission income is a result of a decrease in the number of policies issued and in-force during the year ended December 31, 2012, as compared to 2011.

Investments and Liquidity

The Company generates revenue from its total invested assets of approximately $119.7 million (at amortized cost) as of December 31, 2012, and $128.0 million (at amortized cost) as of December 31, 2011. Investment income for the year ended December 31, 2012, decreased $1,369,650 (47%) as compared to the year ended December 31, 2011. The decrease in investment income was primarily due to a decrease in the Company’s annualized yield on average invested assets to 1.2% in 2012 from 2.3% in 2011. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of December 31, 2012, the weighted average maturity of the Company’s fixed maturity investments was 0.7 years compared to 0.9 years and 1.3 years as of December 31, 2011, and December 31, 2010, respectively.

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

The Company reported net cash used by operating activities for each of the years ended December 31, 2012, 2011 and 2010. A primary reason for cash being used by operating activities for these years is declining investment income and declining commission and fee income for each of the years then ended along with declining written premium in the years ended December 31, 2011 and 2010. The decline in investment income is a result of the continued low yields in the marketplace on both new and reinvested assets. The decrease in written premium during the years ended December 31, 2011 and 2010 was primarily due to the continuing competitive insurance marketplace with fewer policies being written during those years. The Company believes that rate adequacy is more important than premium growth and that underwriting profit is its primary goal. The Company increased written premium during the year ended December 31, 2012, but wrote fewer policies compared to the year ended December 31, 2011. Cash used in operating activities in 2012, was $1,214,159 compared to cash used of $1,073,100, in 2011, an increase in the amount of cash used of $141,059. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of December 31, 2012, the Company had only 706 open claims. Although the consolidated statements of cash flows continue to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of December 31, 2012, all of the Company’s investments are in U.S. treasury securities; FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 0.7 years.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at December 31, 2012, were $119,860,967 compared to $128,509,233 at December 31, 2011. Crusader's cash and investments were 97% and 99% of the total cash and investments held by the Company as of December 31, 2012 and 2011, respectively.

The Company's investments are as follows:

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%

Fixed maturities (at amortized cost)
Certificates of deposit	$10,090,000	30	$16,470,000	18
U.S. treasury securities	23,354,211	70	73,432,677	82
Total fixed maturity investments	33,444,211	100	89,902,677	100

Short-term cash investments (at cost)
U.S. treasury bills	78,776,954	91	30,288,668	79
Bank money market accounts	3,982,804	5	1,046,813	3
U.S. government money market fund	3,494,729	4	6,802,126	18
Bank savings accounts	1,762	—	1,862	—
Total short-term cash investments	86,256,249	100	38,139,469	100
Total investments	$119,700,460		$128,042,146

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

The investment marketplace in general, and in certain asset classes specifically, has been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and continued throughout 2012. The Company’s fixed maturity (amortized cost) investment portfolio as of December 31, 2012, consisted of 70% U.S. treasury securities and 30% FDIC insured certificates of deposit.

Crusader's statutory capital and surplus as of December 31, 2012, was $59,062,170, a decrease of $8,214,865 (12%) from December 31, 2011. Crusader's statutory capital and surplus as of December 31, 2011, was $67,277,035, an increase of $4,756,077 (8%) from December 31, 2010. In the years ending December 31, 2012 and 2011, Crusader issued cash dividends of $11,750,000 and $1,250,000, respectively, to Unico, its parent and sole shareholder. In 2012, the dividends were used primarily to fund the cash dividends paid by Unico to its shareholders and for general corporate purposes. In 2011, the dividends were primarily used for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2012, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2013 is $5,902,617.

During the year ended December 31, 2012, the Company paid cash dividends of $0.20 and $1.00 per share to its shareholders. During the year ended December 31, 2011, no cash dividends were declared or issued to shareholders. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the years ended December 31, 2012 and 2011, the Company repurchased 23,563 and 1,124 shares of the Company’s common stock, in unsolicited transactions at a cost of $243,469 and $10,959, of which $11,579 and $553 were allocated to capital and $231,890 and $10,406 were allocated to retained earnings, respectively. As of December 31, 2012, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. There were no trust restrictions on cash and short-term investments at December 31, 2012.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2012, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years

Building lease	$364,500	$364,500	$—	$—	$—
Loss and loss adjustment expense reserves*	49,784,725	19,084,156	21,246,142	6,953,985	2,500,442
Total	$50,149,225	$19,448,656	$21,246,142	$6,953,985	$2,500,442

* Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

Results of Operations

General

Total revenue for the year ended December 31, 2012, was $32,756,570, as compared to $34,576,701 for the year ended December 31, 2011, and $37,120,751 for the year ended December 31, 2010. This represents a decrease of $1,820,131 (5%) for the 2012 year compared to the 2011 year and $2,544,050 (7%) for the 2011 year compared to the 2010 year. The Company had net income of $1,953,728 for the year ended December 31, 2012, $3,739,876 for the year ended December 31, 2011, and $2,329,152 for the year ended December 31, 2010. This represents a decrease of $1,786,148 (48%) for the 2012 year compared to the 2011 year, and an increase of $1,410,724 (61%) for the 2011 year compared to the 2010 year.

For the year ended December 31, 2012, the Company had income before taxes of $2,855,036 compared to income before taxes of $5,750,168 for the year ended December 31, 2011, a decrease of $2,895,132 (50%) in income before taxes. The decrease in income before taxes was primarily due to a decrease of $1,369,650 in investment income, a decrease in other income from insurance company revenues of $680,793 and an increase in total expenses of $1,075,001.

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

The effect of inflation on the Company’s net income during the years ended December 31, 2012, 2011, and 2010 was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2012	2011	2010

Gross written premium	$32,572,047	$32,054,590	$32,697,971
Net written premium (net of reinsurance ceded)	$27,391,289	$26,719,847	$25,270,320
Earned premium before reinsurance ceded	$32,454,089	$32,072,262	$35,579,438
Earned premium (net of reinsurance ceded)	$27,318,160	$26,723,943	$28,152,202
Losses and loss adjustment expenses	$15,233,403	$14,387,327	$18,470,115
Gross unpaid losses and loss adjustment expenses	$49,784,725	$54,486,843	$61,559,695
Net unpaid losses and loss adjustment expenses	$43,200,582	$46,512,179	$49,743,381

Crusader’s primary line of business is commercial multi-peril policies. This line of business represented approximately 98% of Crusader’s total written premium for the years ended December 31, 2012, 2011, and 2010.

Although Crusader is presently only selling insurance policies in the state of California, as of December 31, 2012, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

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

For the year ended December 31, 2012, direct written premium as reported on the Company’s statutory statement was $32,572,047 compared to $32,054,590, for the year ended December 31, 2011, an increase of $517,457 (2%). This increase in direct written premium represented the first increase in year-over-year direct written premium since 2004. For the year ended December 31, 2011, direct written premium was $32,054,590 compared to $32,697,971 for the year ended December 31, 2010, a decrease of $643,381 (2%). The increase in written premium in 2012 of 2%, when compared to 2011, was primarily due to improved insurance products and increased marketing efforts. The decline in written premium in 2011 of 2% was an improvement compared to the 16% decline in written premium in 2010. The decline in written premium in 2011 of 2% compared to 2010 primarily reflects the continuing and increasing price competition in the Company’s commercial property casualty insurance lines of business. The fluctuations in written premium during the three years ended December 31, 2012, reflects the continued competition in the Company’s commercial property casualty lines of business, weak economic growth in the state of California and in the nation and management’s continued emphasis on rate adequacy and underwriting discipline.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term.

In the year ended December 31, 2012, premium earned before reinsurance increased $381,827 (1%) to $32,454,089 compared to $32,072,262 for the year ended December 31, 2011. In the year ended December 31, 2011, premium earned before reinsurance decreased $3,507,177 (10%) to $32,072,262 compared to $35,579,438 for the year ended December 31, 2010. The fluctuation in earned premium before reinsurance in both 2012 and 2011 is a direct result of the fluctuation in written premium in 2012 and 2011, respectively.

Earned ceded premium for the year ended December 31, 2012, decreased $212,390 (4%) to $5,135,929 compared to $5,348,319 for the year ended December 31, 2011. Earned ceded premium for the year ended December 31, 2011, decreased $2,078,917 (28%) to $5,348,319 compared to $7,427,236 for the year ended December 31, 2010.

Earned ceded premium as a percentage of direct earned premium was 16% in 2012, 17% in 2011, and 21% for 2010. The decrease in earned ceded premium as a percentage of direct earned premium is primarily due to a decrease in the rates charged by Crusader’s reinsurers on its excess of loss treaties.

In calendar years 2012 and 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

In calendar years 2010, 2009 and 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty. In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.

The 2007 through 2012 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2012, the Company has received a total net contingent commission of $3,651,935 for the years subject to contingent commission. Of this amount, the Company has recognized $3,285,855 of contingent commission income, of which $443,697 was recognized in the year ended December 31, 2012. The remaining balance of the net payments received of $366,080 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2012, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Year ended December 31
	2012	2011	2010

Direct earned premium	$32,454,089	$32,072,262	$35,579,438
Earned ceded premium	(5,135,929)	(5,348,319)	(7,427,236)
Net earned premium	$27,318,160	$26,723,943	$28,152,202

Ratio of earned ceded premium to direct earned premium	16%	17%	21%

Losses and Loss Adjustment Expenses

The Company’s net losses and loss adjustment expenses for the calendar years ended December 31, 2012, December 31, 2011 and December 31, 2010, were $15,233,403, $14,387,327 and $18,470,115, respectively.

Losses and loss adjustment expenses and loss ratio are as follows:

	Year ended December 31
	2012	2011	2010

Net earned premium	$27,318,160	$26,723,943	$28,152,202

Net losses and loss adjustment expenses
Provision for insured events of current year	19,596,313	19,229,785	23,038,294
Decrease in provision for events of prior years	(4,362,910)	(4,842,458)	(4,568,179)
Total net losses and loss adjustment expenses	$15,233,403	$14,387,327	$18,470,115

Calendar year loss ratio	56%	54%	66%

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

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP.

	Year ended December 31
	2012	2011	2010

Loss ratio	56%	54%	66%
Expense ratio	25%	26%	26%
Combined ratio	81%	80%	92%

As indicated in the above table, the calendar year loss ratio for the year ended December 31, 2012, increased to 56% from 54% in 2011 and decreased from 66% in 2010. The decrease in the 2012 and 2011 loss ratio when compared to 2010 was primarily due to a decrease in the provision for insured events of the current year as a percent of net earned premium. For the year ended December 31, 2012 and 2011, the provision for insured events of the current year as a percent of net earned premium was 72% as compared to 82% for the year ended December 31, 2010. The increase in the calendar year loss ratio in 2012 compared to 2011 is primarily the result of a decrease in favorable development of losses on prior accident years of $479,548 in 2012 compared to 2011.

The current accident year loss and loss adjustment expenses of 72% of earned premium for the years ended December 31, 2012 and 2011 are within the range of expected loss and loss expense ratios. In 2010, the current accident year loss and loss adjustment expenses of 82% of earned premium was outside of the expected range and was primarily a result of the losses recorded due to an unexpectedly high number of property claims reported in 2010 on one of the Company’s relatively new programs. Management took immediate corrective action on that program and the program’s loss ratio has improved during the past year. Management expects the program’s loss ratio will continue to improve over time. The Company’s sales in that program, which include both property and liability coverage, began in July 2008.

The variability of the Company’s losses and loss adjustment expenses for the periods presented is primarily due to the small population of the Company’s claims which may result in greater fluctuations in claim frequency and/or severity.

The favorable (adverse) development by accident year is as follows:

	Year ended
	December 31, 2012		December 31, 2011		December 31, 2010

Accident Year	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total	Favorable Development	% of Total

Prior to 2003	$7,273	—	160,061	4%	$1,130,242	24%
2003	(126,335)	(3)%	232,372	5%	411,528	9%
2004	445,024	10%	453,390	9%	768,768	17%
2005	411,365	9%	475,551	10%	530,382	12%
2006	774,737	18%	290,839	6%	92,755	2%
2007	691,805	16%	804,297	17%	38,478	1%
2008	659,831	15%	1,284,419	26%	867,073	19%
2009	581,717	13%	(192,065)	(4)%	728,953	16%
2010	599,258	14%	1,333,594	27%	—	—
2011	318,235	7%	—	—	—	—
Total prior accident years	$4,362,910	100%	$4,842,458	100%	$4,568,179	100%

As reflected in the above table, the amount of favorable development recognized during the year ended

December 31, 2012, decreased $479,548 (10%) to $4,362,910 from $4,842,458 in 2011. The amount of favorable development recognized during the year ended December 31, 2011, increased $274,279 (6%) to $4,842,458 from $4,568,179 in 2010. The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods.

Any reduction in losses and loss adjustment expenses from redundancies in the Company’s December 31, 2012, reserves over actual future payments, and/or any additional losses and loss adjustment expenses from actual future payments that exceed the Company’s reserves, will be recognized in the consolidated statements of operations of future accounting periods. The Company’s current expected loss and loss adjustment expense ratio assumption closely approximates the Company’s historical average loss and loss adjustment expense ratio. The difference between the Company’s current expected loss and loss adjustment expense ratio assumption and the actual loss and loss adjustment expense ratio for a given accident year will ultimately result in a dollar change (either higher or lower) that is a multiple of the earned premium for that year. The actual loss and loss adjustment expense ratio has been within five percentage points of the current expected loss and loss adjustment expense ratio in 8 of the Company’s 28 years. Since the Company’s net earned premium in 2012 was $27,318,160, a difference between the accident year 2012 actual and current expected loss and loss adjustment expense ratios of only five percentage points will ultimately impact losses and loss adjustment expenses by $1,365,908. The actual loss and loss adjustment expense ratio has been within ten percentage points of the current expected loss and loss adjustment expense ratio in 12 of the Company’s 28 years. A difference of ten percentage points on accident year 2011 will ultimately impact losses and loss adjustment expenses by $2,731,816. The actual loss and loss adjustment expense ratio has been within twenty percentage points of the current expected loss and loss adjustment expense ratio in 21 of the Company’s 28 years. A twenty percentage point difference between the accident year 2012 actual and the current expected loss and loss adjustment expense ratios will ultimately impact losses and loss adjustment expenses by $5,463,632. In addition, accident years 2011 and prior are also still developing. Future development on those years might either offset or add to any future development that emerges on accident year 2012.

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

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2012	2011	2010

Direct reserves
Case reserves	$11,925,272	$12,771,203	$16,041,554
IBNR reserves	37,859,453	41,715,640	45,518,141
Total direct reserves	$49,784,725	$54,486,843	$61,559,695

Reserves net of reinsurance
Case reserves	$10,946,621	$11,815,692	$13,729,606
IBNR reserves	32,253,961	34,696,487	36,013,775
Total net reserves	$43,200,582	$46,512,179	$49,743,381

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2012		2011		2010

CMP	$48,073,951	96.6%	$52,198,037	95.8%	$58,665,420	95.3%
Other Liability	1,658,429	3.3%	2,246,166	4.1%	2,845,407	4.6%
Other	52,345	0.1%	42,640	0.1%	48,868	0.1%
Total	$49,784,725	100.0%	$54,486,843	100.0%	$61,559,695	100.0%

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

Analysis of the roll forward of reserves for losses and loss adjustment expenses

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2012	2011	2010

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$46,512,179	$49,743,381	$55,409,545

Incurred losses and loss adjustment expenses
Provision for insured events of current year	19,596,313	19,229,785	23,038,294
Decrease in provision for events of prior years	(4,362,910)	(4,842,458)	(4,568,179)
Total losses and loss adjustment expenses	15,233,403	14,387,327	18,470,115

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	7,193,853	5,187,128	8,327,215
Losses and loss adjustment expenses attributable to insured events of prior years	11,351,147	12,431,401	15,809,064
Total payments	18,545,000	17,618,529	24,136,279

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	43,200,582	46,512,179	49,743,381

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	6,584,143	7,974,664	11,816,314
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$49,784,725	$54,486,843	$61,559,695

The Company’s net loss and loss adjustment expense reserve was $43,200,582 as of December 31, 2012. Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns. Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, the Company must consider the varying probabilities that the development pattern is off in varying degrees. If future development ultimately ends up being five percent different than the Company’s 2012 net reserve, approximately $2.2 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. A variance of five percent of net loss and loss adjustment expense reserve is not an unlikely scenario. If future development ultimately ends up being ten percent different than the Company’s 2012 net reserve, approximately $4.3 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. A variance of ten percent of net loss and loss adjustment expense reserve is not an unlikely scenario. Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

Other Insurance Operations

Health Insurance Program

Commission income from the health insurance sales is as follows:

	Year ended December 31
	2012	2011	2010

Commission income	$1,157,700	$1,407,490	$1,933,288

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income for the year ended December 31, 2012, decreased $249,790 (18%) compared to the year ended December 31, 2011. Commission income for the year ended December 31, 2011, decreased $525,798 (27%), compared to the year ended December 31, 2010.

The decrease in commission income in 2012 compared to 2011 is primarily the result of decreases in group insurance plans of $207,936 and individual plans of $41,855. The decrease in group commission income was primarily the result of several large groups that canceled their policies in 2011. The decrease in commission income in 2011 compared to 2010 is primarily the result of AIB discontinuing the marketing of CIGNA medical and dental plans on September 30, 2010, and on October 1, 2010, marketing a new program to brokers and to the public. The new programs consist of dental and group life products that were created specifically for AIB by Guardian Life Insurance Company of America (GLIC). The CIGNA plans had accounted for approximately 56% of the Company’s health insurance income in 2010. In 2012, approximately 39% of health insurance commission is from Guardian products compared to 34% in 2011.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2012	2011	2010

Membership and fee income	$134,609	$156,165	$212,216

Membership and fee income for the year ended December 31, 2012, decreased $21,556 (14%) compared to the year ended December 31, 2011. Membership and fee income for the year ended December 31, 2011, decreased $56,051 (26%) compared to the year ended December 31, 2010. The decrease for each of the years presented is a result of a decrease in the number of association members.

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

	Year ended December 31
	2012	2011	2010

Policy fee income	$1,773,234	$1,829,257	$1,980,928
Policies issued	10,054	10,307	10,946

Policy fee income for the year ended December 31, 2012, decreased $56,023 (3%) as compared to the year ended December 31, 2011. The 3% decrease in policy fee income is primarily a result of a 253 (2%) decrease in the number of policies issued during 2012 as compared to 2011. Policy fee income for the year ended December 31, 2011, decreased $151,671 (8%) as compared to the year ended December 31, 2010. The 8% decrease in policy fee income is primarily a result of a 639 (6%) decrease in the number of policies issued during 2011 as compared to 2010.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program is produced by Bedford for a non-affiliated insurance company.

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2012	2011	2010

Rental program commission	$232,311	$240,808	$297,095
Contingent commission	41,219	64,708	67,873
Total commission income	$273,530	$305,516	$364,968

The daily automobile rental insurance program commission income for the year ended December 31, 2012, decreased $31,986 (10%) compared to the year ended December 31, 2011. For the year ended December 31, 2011, commission income decreased $56,287 (19%) compared to the year ended December 31, 2010. Premium written in 2012 decreased 3% compared to premium written in 2011. Premium written in 2011 decreased 19% compared to premium written in 2010. The daily automobile rental insurance program continues to be impacted by the intense price competition in the marketplace and the slow economic recovery during the periods covered by this report. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. To avoid underwriting losses for the non-affiliated insurance company that it represents, Bedford continues to produce business only at rates that it believes to be adequate.

Premium Finance Program

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

Premium finance charges and fees earned from financing policies are as follows:

	Year ended December 31
	2012	2011	2010

Premium finance charges earned	$—	$12,581	$238,622
Fees earned	70,013	58,320	38,115
Total premium finance charges and fees earned	$70,013	$70,901	$276,737

Loans issued	3,264	3,158	2,429

Loans issued increased by 106 (3%) during 2012 when compared to 2011 and 729 (30%) during 2011 when compared to 2010. The average premium financed by AAC was $3,039 in 2012, $2,817 in 2011 and $2,304 in 2010. During 2012, 40% of all Unifax policies were financed and 81% of those policies were financed by AAC. During 2011, 38% of all Unifax policies were financed and 80% of those policies were financed by AAC. During 2010, 33% of all Unifax policies were financed and 67% of those policies were financed by AAC.

Investment Income and Net Realized Gains

Investment income and net realized gains are as follows:

	Year ended December 31
	2012	2011	2010

Average invested assets* – at amortized cost	$123,871,303	$128,904,538	$133,682,728

Interest income
Insurance company operations	$1,527,824	$2,896,773	$3,489,498
Other operations	1,151	1,852	3,432
Total investment income and realized gains	$1,528,975	$2,898,625	$3,492,930

Yield on average invested assets	1.23%	2.25%	2.61%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective year.

In the year ended December 31, 2012, the Company’s average invested assets (at amortized value) decreased $5,033,234 (4%) compared to the year ended December 31, 2011. In the year ended December 31, 2012, investment income earned, excluding realized gains, decreased $1,369,650 (47%) compared to the year ended December 31, 2011. The yield on average invested assets decreased to 1.23% in 2012 from 2.25% in 2011. The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2012, was 0.7 years compared to 0.9 years as of December 31, 2011. The Company’s invested assets (at amortized value) as of December 31, 2012, were $119,700,460 as compared to $128,042,147 as of December 31, 2011.

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

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2012, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2013	$30,890,000	$30,894,211	$31,078,002	1.34%
December 31, 2014	1,850,000	1,850,000	1,850,000	0.50%
December 31, 2015	600,000	600,000	600,000	0.76%
December 31, 2016	100,000	100,000	100,000	1.88%
Total	$33,440,000	$33,444,211	$33,628,002	1.29%

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	(Amounts in Thousands)
	December 31, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

Certificates of deposit	$10,090	$10,090	$16,470	$16,470
U.S. treasury securities	23,354	23,538	73,433	74,887
Total fixed maturity investments	33,444	33,628	89,903	91,357
Short-term cash investments	86,256	86,256	38,139	38,139
Total investments	$119,700	$119,884	$128,042	$129,496

At December 31, 2012 and 2011 the Company had no fixed maturity investments with a gross unrealized loss.

No securities were sold at a loss during 2012 or 2011.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investment gains (losses) in the years ended December 31, 2012, 2011 and 2010. The unrealized gains or losses from fixed maturities are reported as “Accumulated Other Comprehensive Income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments in the years ended December 31, 2012, 2011 or 2010.

Other Income

Other income from Insurance Company Revenues and Insurance Company Operations is primarily comprised of miscellaneous non-recurring income or items not relevant to the primary income statement captions:

	Year ended December 31
	2012	2011	2010
Other income from insurance company revenues and other insurance operations	$500,349	$1,184,804	$707,313

Other income included in Insurance Company Revenues and Insurance Company Operations for the year ended December 31, 2012, decreased $684,455 (58%) to $500,349, compared to $1,184,804 for the year ended December 31, 2011. Other income included in Insurance Company Revenues and Insurance Company Operations for the year ended December 31, 2011, increased $477,491 (68%) to $1,184,804 compared to $707,313 for the year ended December 31, 2010. The fluctuation in other income from insurance operations when compared to the prior year period, is primarily related to the settlement of a provisionally rated reinsurance treaty that was recognized during the quarter ended September 30, 2011, resulting in income recognition of $626,073 during the year ended December 31, 2011.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2012	2011	2010

Policy acquisition costs	$6,744,273	$7,080,768	$7,282,546
Ratio to net earned premium (GAAP ratio)	25%	27%	26%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The ratio of policy acquisition cost to net earned premium decreased in 2012 as a result of the adoption of ASU 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts “(ASC 944). The adoption of ASU 2010-26 modified the types of acquisition costs that can be capitalized and deferred. This resulted in a reduction of salaries and employee benefits costs available to be capitalized and thus reduced capitalized acquisition costs. The increase in the ratio of policy acquisition cost to net earned premium in 2011 compared to 2010 was primarily a result of a decrease in net earned premium in 2011 compared to 2010. Policy acquisition costs decreased, but at a slightly lower rate than earned premiums have decreased in 2011 which resulted in the increase in the ratio.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2012	2011	2010

Total salaries and employee benefits incurred	$7,390,798	$7,275,199	$7,783,272
Less: charged to losses and loss adjustment expenses	(816,918)	(795,830)	(1,040,139)
Less: capitalized to policy acquisition costs	(1,394,360)	(2,144,805)	(2,426,069)
Net amount charged to operating expenses	$5,179,520	$4,334,564	$4,317,064

Total salaries and employee benefits incurred for the year ended December 31, 2012, increased $844,956 (19%) compared to the year ended December 31, 2011. The increase in total salaries and benefits incurred is primarily a result of the adoption of ASU 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts “(ASC 944) and an adjustment to the Company’s annual expense related to the employee profit sharing plan for the plan year ended March 31, 2011. The adoption of ASU 2010-26 resulted in increased salaries and employee benefits expense of approximately $640,000. The Company’s 2012 profit sharing contribution expense increased compared to 2011 by approximately $175,000 primarily due to an adjustment in 2011 that reduced the Company’s profit sharing contribution expense for the plan year ending March 31, 2011.

Total salaries and employee benefits incurred for the year ended December 31, 2011, increased $17,500 (0%) compared to the year ended December 31, 2010.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2012	2011	2010

Commission to agents/brokers	$236,059	$225,094	$637,861

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program and the daily automobile rental insurance program. Commissions to agents and brokers increased $10,965 (5%) for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Although commission income in the life and health insurance program declined, the increase in commission to agents and brokers is primarily due to the mix of business written in the health insurance program that resulted in increased commissions being paid to agents and brokers producing business for that program. Commissions to agents and brokers decreased $412,767 (65%) for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The decrease is primarily due to the decrease in written premium in the health insurance program and the decrease in commission income from that program.

Other Operating Expenses are as follows:

	Year ended December 31
	2012	2011	2010

Other operating expenses	$2,508,279	$2,798,780	$3,192,584

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. Other operating expenses decreased $290,501 (10%) for the year ended December 31, 2012, compared to the year ended December 31, 2011. This decrease is primarily due to a decrease of approximately $345,000 in the Company’s rent expense, and a decrease in the Company’s bad debt expense of approximately $110,000. These were offset by an increase of approximately $237,000 in fees to the California Department of Insurance, which were primarily related to the required tri-annual financial examination of Crusader that was ongoing in 2012. Other operating expenses decreased $393,804 (12%) for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in other operating expenses is primarily due to a decrease of approximately $457,000 in the Company’s bad debt expense in 2011 compared to 2010.

Income Taxes

Income Tax Expenses are as follows:

	Year ended December 31
	2012	2011	2010

Income tax expense	$901,308	$2,010,292	$891,429
Effective income tax rate	32%	35%	28%

Income tax expense for the year ended December 31, 2012, was $901,308 compared to income tax expense of $2,010,292 for the year ended December 31, 2011. The effective combined income tax rates for 2012 and 2011 were 32% and 35%, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax income of $2,895,132 (50%) to $2,855,036 in the year ended December 31, 2012, compared to pre-tax income of $5,750,168 in the year ended December 31, 2011. The income tax expense incurred in 2012 included the recognition of a decrease in the undistributed dividends subject to California franchise tax that reduced the Company’s deferred tax liability by approximately $72,000. Excluding the adjustment to the deferred tax expense, the effective tax rate would have been 34% for the year ended December 31, 2012.

Income tax expense for the year ended December 31, 2011, was $2,010,292 compared to income tax expense of $891,429 for the year ended December 31, 2010. The effective combined income tax rates for 2011 and 2010 were 35% and 28%, respectively. The increase in income tax expense was primarily due to an increase in pre-tax income of $2,529,587 (79%) to $5,750,168 in the year ended December 31, 2011, compared to pre-tax income of $3,220,581 in the year ended December 31, 2010. The income tax expense incurred in 2010 included the recognition of a decrease in the percentage of undistributed dividends subject to California franchise tax that reduced the Company’s deferred tax liability by approximately $143,000. Excluding the adjustment to the deferred tax expense, the effective tax rate would have been 35% and 32% for the years ended December 31, 2011 and 2010, respectively.

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

The Company underwrites four statutory annual statement lines of business: (1) commercial multi-peril, (2) liability other than automobile and products, (3) fire, and (4) allied lines. Commercial multi-peril policies comprised 98% of the Company’s 2012, 2011 and 2010 premium volume. Commercial multi-peril policies include both property and liability coverages. For all of the Company’s coverages and lines of business, the Company’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected losses and loss adjustment expenses required by the expected loss ratio and Bornhuetter-Ferguson methods, and (2) expected development patterns required by the loss development and Bornhuetter-Ferguson methods.

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

The establishment of loss and loss adjustment expense reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid. Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.

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

During 2012, the claims costs emerging for the current accident year were consistent with the 2011 accident year. It was noted previously that the 2010 claims costs emerging during 2010 were higher than expected; however the 2010 claims costs as they developed during 2011 and 2012 were slightly lower than expected.  Each year, management reviews claims costs that appear to be different from the historical claims costs to determine whether those differences are a normal part of the process or an indication that a change in reserve assumptions is appropriate. Management concluded that the differences noted above are normal differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of the Company, and does not believe a change of assumptions to be appropriate.

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

The differences between actual and expected claims costs are typically not due to one specific factor but to a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors. The information that management uses to arrive at its booked reserve estimate comes from many sources within the Company, including its accounting, legal, claims, and underwriting departments. Informed managerial judgment is applied throughout the reserving process. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims should be expected to vary, perhaps significantly, from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2012, the Company had 588 open claim files. During 2012, 1,004 new claim files were opened and 886 claim files were closed, leaving 706 open claim files at the end of 2012. Due to the small size of the Company and the related small population of claims, the Company’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect the Company’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. In the case of the Company, the estimates proved to be too high in each of the years reflected in the table. The favorable development in 2010 through 2012 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

	Calendar year ended December 31
	2012	2011	2010
Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$46,512,179	$49,743,381	$55,409,545
Net decrease in provision for events of prior years	$4,362,910	$4,842,458	$4,568,179
Percent of favorable development to beginning reserves	9.4%	9.7%	8.2%

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

Reinsurance

The Company’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from the Company’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that the Company expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. The Company’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. The Company’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2012, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2012	2011	2010

Ceded loss and loss adjustment expense recoverable on excess of loss treaties

Ceded case loss and loss adjustment expense reserves recoverable	$978,650	$955,511	$2,311,947
Ceded IBNR reserves recoverable	5,605,493	7,019,153	9,504,367
Total ceded loss and loss adjustment expense reserves recoverable	$6,584,143	$7,974,664	$11,816,314

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2012	2011	2010

Direct earned premium	$32,454,089	$32,072,262	$35,579,438
Earned ceded premium	(5,135,929)	(5,348,319)	(7,427,236)
Net premiums earned	$27,318,160	$26,723,943	$28,152,202
Ratio of earned ceded premium to direct earned premium	16%	17%	21%

The effect of reinsurance on losses and loss adjustment expenses are as follows:

	Year ended December 31
	2012	2011	2010

Direct losses and loss adjustment expenses	$16,795,237	$11,970,100	$16,706,756

Ceded losses and loss adjustment expenses incurred on excess of loss treaties

Ceded paid losses and loss adjustment expenses	(2,952,355)	(1,424,423)	(2,596,190)
Change in ceded case loss reserves	(23,139)	1,356,436	(470,801)
Change in ceded IBNR reserves	1,413,660	2,485,214	4,830,350
Total ceded losses and loss adjustment expenses incurred	(1,561,834)	2,417,227	1,763,359

Net losses and loss adjustment expenses	$15,233,403	$14,387,327	$18,470,115

 Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2012	2011	2010

Earned ceded premium	$5,135,929	$5,348,319	$7,427,236

Ceded losses and loss adjustment expenses incurred	(1,561,834)	2,417,227	1,763,359
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$3,574,095	$7,765,546	$9,190,595

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations, reflected above, and the following changes in reinsurance recoverable:

	Year ended December 31
	2012	2011	2010
Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$1,145,620	$3,830,227	$4,763,986

There were no catastrophe losses incurred during the three years ended December 31, 2012, 2011 and 2010.

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

Investments

The Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates fair value. The unrealized gains from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. When a decline in the value of a fixed maturity is considered other-than-temporary, a loss is recognized in the Consolidated Statements of Operations. Realized gains and losses are included in the Consolidated Statements of Operations based on the specific identification method.

Related Party Transactions

The Company presently occupies approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2013. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The lease provides for an annual gross rent of $486,000 and is effective from April 1, 2012, through March 31, 2013. In addition, the lease provides for three 6-month extension options at the same terms and conditions for each extension period. The Company also leases storage space from Erwin Cheldin. Depending on usage, storage space rental is estimated to be approximately $15,000 annually. On March 7, 2013, the Company exercised its right to extend the lease for an additional six months through September 30, 2013. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases. The total rent expense under this lease agreement and the previous master lease agreement which expired March 31, 2012 was $712,248 for the year ended December 31, 2012. The total rent expense under the master lease agreement which expired March 31, 2012 was $1,066,990 for the years ended December 31, 2011, and 2010. The Company intends to relocate its offices and is currently looking to purchase an office building for that purpose.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Fixed maturity bonds (at amortized cost)	$23,354,211	$73,432,677
Short-term cash investments (at cost)	86,256,249	38,139,469
Certificates of deposit – over 1 year (at cost)	10,090,000	16,470,000
Total invested assets	$119,700,460	$128,042,146

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company believes that it has limited this risk by investing in securities with shorter term maturities. In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from market interest rate movements is not recognized as realized gains or losses in the Consolidated Statements of Operations. Interest rate movements on the Company’s investments are not due to credit rating related issues. As of December 31, 2012, the Company’s unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $183,791 compared to unrealized gains (net of unrealized losses) before income taxes of $1,453,946 as of December 31, 2011. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2012, would decrease by approximately $130,238. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold or the decrease was deemed to be other-than-temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Los Angeles, California

March 28, 2013

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2012	2011
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: December 31, 2012 $33,444,211; December 31, 2011 $89,902,677)	$33,628,002	$91,356,624
Short-term investments, at cost	86,256,249	38,139,469
Total Investments	119,884,251	129,496,093
Cash	160,506	467,087
Accrued investment income	155,678	680,626
Receivables, net	5,744,592	5,303,714
Reinsurance recoverable:
Paid losses and loss adjustment expenses	305,201	60,300
Unpaid losses and loss adjustment expenses	6,584,143	7,974,664
Deferred policy acquisition costs	3,785,594	4,158,522
Property and equipment, net	856,850	230,781
Deferred income taxes	1,893,929	1,394,500
Other assets	637,282	608,758
Total Assets	$140,008,026	$150,375,045

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$49,784,725	$54,486,843
Unearned premiums	16,030,234	15,912,276
Advance premium and premium deposits	756,190	818,006
Accrued expenses and other liabilities	3,040,312	3,309,605
Total Liabilities	$69,611,461	$74,526,730

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,341,147 at December 31, 2012, and 5,341,992 at December 31, 2011	$3,685,620	$3,611,461
Accumulated other comprehensive income	121,302	959,604
Retained earnings	66,589,643	71,277,250
Total Stockholders’ Equity	$70,396,565	$75,848,315

Total Liabilities and Stockholders' Equity	$140,008,026	$150,375,045

 See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011	2010
REVENUES
Insurance Company Revenues
Net premium earned	$27,318,160	$26,723,943	$28,152,202
Investment income	1,527,824	2,896,773	3,489,498
Other income	490,213	1,171,006	692,484
Total Insurance Company Revenues	29,336,197	30,791,722	32,334,184

Other Revenues from Insurance Operations
Gross commissions and fees	3,339,073	3,698,428	4,491,569
Investment income	1,151	1,852	3,432
Finance charges and fees earned	70,013	70,901	276,737
Other income	10,136	13,798	14,829
Total Revenues	32,756,570	34,576,701	37,120,751

EXPENSES
Losses and loss adjustment expenses	15,233,403	14,387,327	18,470,115
Policy acquisition costs	6,744,273	7,080,768	7,282,546
Salaries and employee benefits	5,179,520	4,334,564	4,317,064
Commissions to agents/brokers	236,059	225,094	637,861
Other operating expenses	2,508,279	2,798,780	3,192,584
Total Expenses	29,901,534	28,826,533	33,900,170

Income Before Taxes	2,855,036	5,750,168	3,220,581
Income Tax Expense	901,308	2,010,292	891,429

Net Income	$1,953,728	$3,739,876	$2,329,152

PER SHARE DATA:
Basic
Earnings Per Share	$0.37	$0.70	$0.44
Weighted Average Shares	5,339,341	5,335,524	5,312,684
Diluted Earnings Per Share
Earnings Per Share	$0.36	$0.70	$0.44
Weighted Average Shares	5,352,978	5,358,590	5,351,578

 See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011	2010

Net income	$1,953,728	$3,739,876	$2,329,152
Other changes in comprehensive income:
Changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	(1,270,154)	(1,956,756)	(744,086)

Income tax benefit related to changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	431,852	665,297	252,989
Comprehensive Income	$1,115,426	$2,448,417	$1,838,055

 See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Losses)	Earnings	Total

Balance – December 31, 2009	5,306,204	$3,437,343	$2,742,160	$67,135,837	$73,315,340

Dividends paid to stockholders’	—	—	—	(1,917,209)	(1,917,209)
Net shares issued for exercise of stock options	26,877	77,599	—	—	77,599
Tax benefit from disqualified incentive stock options	—	40,031	—	—	40,031
Change in comprehensive income, net of deferred income tax	—	—	(491,097)	—	(491,097)
Net income	—	—	—	2,329,152	2,329,152
Balance – December 31, 2010	5,333,081	$3,554,973	$2,251,063	$67,547,780	$73,353,816

Net shares issued for exercise of stock options	10,177	23,641	—	—	23,641
Tax benefit from disqualified incentive stock options	—	2,724	—	—	2,724
Non-cash stock based compensation	—	30,676	—	—	30,676
Shares repurchased	(1,124)	(553)	—	(10,406)	(10,959)
Shares cancelled or adjusted	(142)	—	—	—	—
Change in comprehensive income, net of deferred income tax	—	—	(1,291,459)	—	(1,291,459)
Net income	—	—	—	3,739,876	3,739,876
Balance – December 31, 2011	5,341,992	$3,611,461	$959,604	$71,277,250	$75,848,315

Dividends paid to stockholders’	—	—	—	(6,409,445)	(6,409,445)
Net shares issued for exercise of stock options	22,718	46,360	—	—	46,360
Tax benefit from disqualified incentive stock options	—	16,274	—	—	16,274
Non-cash stock based compensation	—	23,104	—	—	23,104
Shares repurchased	(23,497)	(11,579)	—	(231,890)	(243,469)
Shares cancelled or adjusted	(66)	—	—	—	—
Change in comprehensive income, net of deferred income tax	—	—	(838,302)	—	(838,302)
Net income	—	—	—	1,953,728	1,953,728
Balance – December 31, 2012	5,341,147	$3,685,620	$121,302	$66,589,643	$70,396,565

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011	2010

Cash flows from operating activities:
Net income	$1,953,728	$3,739,876	$2,329,152
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	139,293	59,483	127,371
Bond amortization, net	78,468	153,604	114,924
Non-cash stock based compensation	23,104	30,676	—
Tax benefit from disqualified incentive stock options	(16,274)	(2,724)	(40,031)
Changes in assets and liabilities
Net receivables and accrued investment income	84,070	(929,229)	73,476
Reinsurance recoverable	1,145,620	3,830,227	4,763,986
Deferred policy acquisition costs	372,928	142,405	654,709
Other assets	(122,168)	160,847	(61,542)
Unpaid losses and loss adjustment expenses	(4,702,118)	(7,072,852)	(10,025,713)
Unearned premiums	117,958	(17,672)	(2,881,467)
Advance premium and premium deposits	(61,816)	(11,740)	(204,306)
Accrued expenses and other liabilities	(269,293)	(1,258,818)	(794,014)
Income taxes current/deferred	42,341	102,817	57,831
Net Cash Used by Operating Activities	(1,214,159)	(1,073,100)	(5,885,624)

Cash flows from investing activities:
Purchase of fixed maturity investments	(1,700,000)	(14,794,000)	(33,024,508)
Proceeds from maturity of fixed maturity investments	58,080,000	48,038,998	38,048,999
Net (increase) decrease in short-term investments	(48,116,780)	(31,673,820)	2,692,183
Additions to property and equipment	(765,362)	(91,607)	(104,773)
Net Cash Provided by Investing Activities	7,497,858	1,479,571	7,611,901

Cash flows from financing activities:
Repurchase of common stock	(243,469)	(10,959)	—
Dividends paid to stockholders	(6,409,445)	—	(1,917,209)
Proceeds from exercise of stock options	46,360	23,641	77,599
Tax benefit from disqualified incentive stock options	16,274	2,724	40,031
Net Cash (Used) Provided by Financing Activities	(6,590,280)	15,406	(1,799,579)

Net (decrease) increase in cash	(306,581)	421,877	(73,302)
Cash at beginning of year	467,087	45,210	118,512
Cash at End of Year	$160,506	$467,087	$45,210

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—	—
Income taxes	$858,949	$1,908,982	$833,931

Supplemental schedule of non-cash investing activities
(Write-offs) acquisition of fixed assets	—	$(1,602,133)	$1,431,917

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

Investments

All of the Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value, with unrealized gains, net of applicable deferred income taxes, excluded from earnings and credited or charged to a separate component of equity. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Interest income on fixed maturity investments and short-term investments are recognized on an accrual basis at each measurement date and are included in net investment income in the Company’s Consolidated Statements of Operations.

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired. For each fixed income security in an unrealized loss position, the Company assesses whether it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes, or the credit quality of the underlying security. If a security meets this criteria, the security's decline in fair value is considered other than temporary and is recorded as a net realized investment loss, included in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income based on the specific identification method. There were no realized investments gains (losses) for any of the periods presented in the accompanying Consolidated Statements of Operations. For each fixed income security that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment, if any, from the amount related to all other factors, and reports the credit loss component in net realized investment gains (losses). There was no credit loss component for any of the periods presented in the accompanying Consolidated Statements of Operations. The unrealized gains from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

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

•  Receivables, net – The carrying amounts reported at cost in the balance sheet approximate their fair values given the short-term nature of these instruments.

•  Accrued expenses and other liabilities – The carrying amounts reported at cost in the balance sheet approximate their fair values given the short-term nature of these instruments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight line methods over 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful life of the assets or the life of the associated lease.

Income Taxes

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, two of the Company’s subsidiaries, Crusader Insurance Company (Crusader) and American Acceptance Corporation (AAC) are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2009 and California state income tax authorities for tax returns filed starting at taxable year 2008. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of December 31, 2012, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

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

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2012	2011

Premium trust funds (1)	$—	$—
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$700,000	$700,000

(1)	As required by law, the Company segregates from its operating accounts the premiums collected from insured’s which are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments. In the years ended December 31, 2012 and 2011, the Company’s receivables from insurance policies exceeded its premiums payable to insurance companies; therefore, there were no trust restrictions on cash and short-term investments.

(2)	Included in fixed maturity investments are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

Deferred Policy Acquisition Costs

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944) in order to achieve uniformity in the practice of determining costs related to the acquisition of new or renewal insurance contracts that qualify for deferral. The new standard modifies the types of policy acquisition costs that can be capitalized and are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, inspection costs and broker commissions. The ASU defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Costs that are not eligible for deferral are to be charged to expense in the period incurred. Policy acquisition costs that are eligible for deferral are deferred and amortized as the related premiums are earned and are limited to their estimated realizable value based on the related unearned premiums plus investment income less anticipated losses and loss adjustment expenses. Ceding commission applicable to the unexpired terms of policies in force is recorded as unearned ceding commission, which is included in deferred policy acquisition costs. The Company adopted the new standard on January 1, 2012, prospectively. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Reinsurance

The Company cedes reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and reinsurance recoverable on both paid and unpaid losses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2012, all such ceded contracts are accounted for as risk transfer reinsurance.

The Company evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2012 or 2011.

Segment Reporting

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 90% of consolidated revenues for the year ended December 31, 2012, 89% of consolidated revenues for the year ended December 31, 2011, and 87% for the year ended December 31, 2010. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company’s wholly owned subsidiary Crusader Insurance Company, which as of December 31, 2012, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader is a multi-line property and casualty insurance company, which began transacting business on January 1, 1985. For the year ended December 31, 2012, 98% of Crusader’s business was commercial multi-peril (CMP) insurance policies. CMP policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured’s premises. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2012	2011	2010
Revenues
Insurance company operation	$29,336,197	$30,791,722	$32,334,184

Other insurance operations	12,342,113	12,571,186	13,748,509
Intersegment eliminations (1)	(8,921,740)	(8,786,207)	(8,961,942)
Total other insurance operations	3,420,373	3,784,979	4,786,567

Total revenues	$32,756,570	$34,576,701	$37,120,751

Income before income taxes
Insurance company operation	$5,369,206	$8,074,016	$6,120,731
Other insurance operations	(2,514,170)	(2,323,848)	(2,900,150)
Total income before income taxes	$2,855,036	$5,750,168	$3,220,581

Assets
Insurance company operation	$124,503,134	$138,622,429	$141,155,995
Intersegment eliminations (2)	(828,309)	(1,063,558)	(600,113)
Total insurance company operation	123,674,825	137,558,871	140,555,882
Other insurance operations	16,333,201	12,816,174	17,118,838
Total assets	$140,008,026	$150,375,045	$157,674,720

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc., a wholly owned subsidiary of Unico (Unifax).

(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks

In 2012 and 2011, 100% of Crusader’s gross premium written was derived from California. In 2012, approximately 39% of the $1,157,700 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America (GLIC) dental and group life plan programs. In 2011, approximately 34% of the $1,407,490 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America (GLIC) dental and group life plan programs.

The Company’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses are as follows:

Name of Reinsurer	A.M. Best Rating	Amount Recoverable As of December 31, 2012	Amount Recoverable As of December 31, 2011

Platinum Underwriters Reinsurance, Inc.	A	$3,852,829	$4,586,458
Hannover Ruckversicherungs AG	A	1,880,015	1,965,683
Partners Reinsurance Company of the U.S.	A+	173,658	452,324
General Reinsurance Corporation	A++	462,461	448,872
TOA Reinsurance	A+	464,118	446,873
QBE Reinsurance Corporation	A	56,263	134,754
Total		$6,889,344	$8,034,964

Stock-Based Compensation

Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation - Stock Compensation” using the modified prospective transition method.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASC 220).  The new standard requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The Company adopted the new standard effective for the interim period ending March 31, 2012. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”. The new standard indefinitely defers the requirement in ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Accordingly, this requirement is indefinitely deferred and will be further deliberated by the FASB at a later date.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (ASC 820).  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The new guidance was effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity is required to disclose a change, if any, in valuation technique and related inputs that result from applying the new standard and to quantify the total effect, if practicable. The Company adopted the new standard effective for the interim period ending March 31, 2012. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

There have been no other accounting standards issued in 2012 that are expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – INVESTMENTS

A summary of net investment and related income is as follows:

	Year ended December 31
	2012	2011	2010

Fixed maturities	$1,469,706	$2,890,473	$3,467,801
Short-term investments	59,269	8,152	25,129
Total investment income	$1,528,975	$2,898,625	$3,492,930

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2012, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$30,894,211	$31,078,002
Due after one year through five years	2,550,000	2,550,000
Total fixed maturities	$33,444,211	$33,628,002

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Available for sale:
Fixed maturities
Certificates of deposit	$10,090,000	—	—	$10,090,000
U.S. treasury securities	23,354,211	$183,791	—	23,538,002
Total fixed maturities	$33,444,211	$183,791	—	$33,628,002

December 31, 2011
Available for sale:
Fixed maturities
Certificates of deposit	$16,470,000	—	—	$16,470,000
U.S. treasury securities	73,432,677	$1,453,947	—	74,886,624
Total fixed maturities	$89,902,677	$1,453,947	—	$91,356,624

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	Year ended December 31
	2012	2011

Gross unrealized appreciation of fixed maturities	$183,791	$1,453,947
Gross unrealized (depreciation) of fixed maturities	—	—
Net unrealized appreciation on investments	183,791	1,453,947
Deferred federal tax expense	(62,489)	(494,343)
Net unrealized appreciation, net of deferred income taxes	$121,302	$959,604

At December 31, 2012 and 2011, the Company had no fixed maturity investments with a gross unrealized loss.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the years ended December 31, 2012, 2011 or 2010.

The Company’s investment in Certificates of Deposit (CDs) included $9,490,000 and $15,870,000 of brokered CDs as of December 31, 2012 and 2011, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of December 31, 2012 and 2011, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2012	2011

U.S. treasury bills	$78,776,954	$30,288,668
U.S. treasury money market fund	3,494,729	6,802,126
Bank money market accounts	3,982,804	1,046,813
Bank savings accounts	1,762	1,862
Total short-term investments	$86,256,249	$38,139,469

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2012, and 2011:

	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$23,538,002	$—	$—	$23,538,002
Certificates of deposit	—	10,090,000	—	10,090,000
Total fixed maturity securities	23,538,002	10,090,000	—	33,628,002
Cash and short-term investments	86,416,755	—	—	86,416,755
Total financial instruments at fair value	$109,954,757	$10,090,000	$—	$120,044,757

December 31, 2011
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$74,886,624	$—	$—	$74,886,624
Certificates of deposit	—	16,470,000	—	16,470,000
Total fixed maturity securities	74,886,624	16,470,000	—	91,356,624
Cash and short-term investments	38,606,556	—	—	38,606,556
Total financial instruments at fair value	$113,493,180	$16,470,000	$—	$129,963,180

The carrying amount of the Company’s financial instruments as reflected in the consolidated balance sheets approximate their fair values given their short-term nature. Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2012, 2011 and 2010.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Year ended December 31
	2012	2011

Furniture, fixtures, leasehold improvements, computer and office equipment	$2,647,971	$2,369,180
Accumulated depreciation and amortization	(1,791,121)	(2,138,399)
Net property and equipment	$856,850	$230,781

Depreciation is computed using straight line methods over 3 to 7 years. Amortization of leasehold improvements are computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010, are $139,293, $59,483 and $127,371, respectively.

NOTE 6 – RECEIVABLES, NET

Receivables, net, include premiums, commissions and notes receivable and are as follows:

	Year ended December 31
	2012	2011

Premiums and commission receivable	$2,878,055	$2,977,731
Premium finance notes receivable	3,872,475	3,439,653
Total premiums and notes receivable	6,750,530	6,417,384
Allowance for doubtful accounts	(1,005,938)	(1,113,670)
Net receivables	$5,744,592	$5,303,714

Premiums and notes receivable are substantially secured by unearned premiums and funds held as security for performance. Premium finance notes receivable represent the balance due to the Company's premium finance subsidiary from policyholders who elected to finance their premiums over a nine-month term. These notes are net of unearned finance charges and credit loss reserves.

One of the Company’s agents that was appointed in 2008 to assist the Company to implement its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. During the year ended December 31, 2012, the agent paid $100,000 to Unifax. Consequently, the Company reduced the bad debt reserve established for the agent’s balance by the recovered amount. As of December 31, 2012, the agent’s balance due to Unifax was $1,394,022. Based on the information presently available, the Company has a bad debt reserve established of $994,022 which represents approximately 71% of the current balance due to Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

Bad debt expense for the year ended December 31, 2012 was a benefit of $98,798, and an expense of $11,465 and $460,068 for the years ended December 31, 2011 and 2010, respectively.

NOTE 7 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2012	2011

Direct reserves
Case reserves	$11,925,272	$12,771,203
IBNR reserves	37,859,453	41,715,640
Total direct reserves	$49,784,725	$54,486,843

Reserves net of reinsurance
Case reserves	$10,946,621	$11,815,692
IBNR reserves	32,253,961	34,696,487
Total net reserves	$43,200,582	$46,512,179

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2012		2011

CMP	$48,073,951	96.6%	$52,198,037	95.8%
Other liability	1,658,429	3.3%	2,246,166	4.1%
Other	52,345	0.1%	42,640	0.1%
Total	$49,784,725	100.0%	$54,486,843	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2012	2011	2010

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$46,512,179	$49,743,381	$55,409,545

Incurred losses and loss adjustment expenses
Provision for insured events of current year	19,596,313	19,229,785	23,038,294
Decrease in provision for events of prior years	(4,362,910)	(4,842,458)	(4,568,179)
Total losses and loss adjustment expenses	15,233,403	14,387,327	18,470,115

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	7,193,853	5,187,128	8,327,215
Losses and loss adjustment expenses attributable to insured events of prior years	11,351,147	12,431,401	15,809,064
Total payments	18,545,000	17,618,529	24,136,279

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	43,200,582	46,512,179	49,743,381

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	6,584,143	7,974,664	11,816,314
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$49,784,725	$54,486,843	$61,559,695

At each review period, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. In the case of the Company, the estimates proved to be too high in each of the years reflected in the table. The favorable development in 2010 through 2012 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer. Management reviews claims costs that appear to be different from the historical claims costs to determine whether those differences are a normal part of the process or an indication that a change in reserve assumptions is appropriate. Management concluded that the differences noted above are normal differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of the Company, and does not believe a change of assumptions to be appropriate.

NOTE 8 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of Crusader’s deferred policy acquisition costs:

	Year ended December 31
	2012	2011	2010

Deferred policy acquisition costs at beginning of year	$4,158,522	$4,300,927	$4,955,636
Policy acquisition costs deferred during year	6,371,345	6,938,363	6,627,837
Policy acquisition costs amortized during year	(6,744,273)	(7,080,768)	(7,282,546)
Deferred policy acquisition costs at end of year	$3,785,594	$4,158,522	$4,300,927

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

NOTE 9 – LEASE COMMITMENT TO RELATED PARTY

The lease commitment provides for the following minimum annual rental commitments:

Year ending
December 31, 2013 (Through September 30, 2013)	$364,500

The Company presently occupies approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease expiring March 31, 2013. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The lease provides for an annual gross rent of $486,000 and is effective from April 1, 2012, through March 31, 2013. In addition, the lease provides for three 6-month extension options at the same terms and conditions for each extension period. The Company also leases storage space from Erwin Cheldin. Depending on usage, storage space rental is estimated to be approximately $15,000 annually. On March 7, 2013, the Company exercised its right to extend the lease for an additional six months through September 30, 2013. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases. The total rent expense under this lease agreement and the previous master lease agreement which expired March 31, 2012 was $712,248 for the year ended December 31, 2012. The total rent expense under the master lease agreement which expired March 31, 2012 was $1,066,990 for the years ended December 31, 2011, and 2010.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2012	2011

Premium payable	$605,353	$586,717
Unearned contingent commission on reinsurance treaty	366,080	801,601
Unearned policy fee income	852,023	886,361
Retirement plans	300,000	264,000
Accrued salaries and employee benefits	449,168	428,489
Commission payable	174,613	101,244
Other	293,075	241,193
Total accrued expenses and other liabilities	$3,040,312	$3,309,605

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

The Company establishes reserves for lawsuits, regulatory actions, and other contingencies for which the Company is able to estimate its potential exposure and believes a loss is probable. For loss contingencies believed to be reasonably possible, the Company discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made.

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or others, which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and they do not materially affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

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

Crusader’s primary excess of loss reinsurance agreements since January 1, 2003, are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual AggregateDeductible

2011 – 2012	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A A+	$500,000	$ -

2005 – 2010	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A A	$250,000	$500,000

In calendar years 2012 and 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

In calendar years 2010, 2009 and 2008 Crusader retained a participation in its excess of loss reinsurance treaties of 20% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. In 2007 Crusader retained a participation in its excess of loss reinsurance treaties of 15% in its 1st layer ($700,000 in excess of $300,000), 15% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 15% in its property clash treaty. In 2006 and 2005 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($700,000 in excess of $300,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. In 2004 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty. In 2003 Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer ($750,000 in excess of $250,000), 10% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 30% in its property clash treaty.

The 2007 through 2012 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2012, the Company has received a total net contingent commission of $3,651,935 for the years subject to contingent commission. Of this amount, the Company has recognized $3,285,855 of contingent commission income, of which $443,697 was recognized in the year ended December 31, 2012. The remaining balance of the net payments received of $366,080 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

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

The effect of reinsurance on premiums written, premiums earned, and incurred losses are as follows:

	Year ended December 31
	2012	2011	2010
Premiums written:
Direct business	$32,572,047	$32,054,590	$32,697,971
Reinsurance assumed	—	—	—
Reinsurance ceded	(5,180,758)	(5,334,743)	(7,427,651)
Net premiums written	$27,391,289	$26,719,847	$25,270,320

Premiums earned:
Direct business	$32,454,089	$32,072,262	$35,579,438
Reinsurance assumed	—	—	—
Reinsurance ceded	(5,135,929)	(5,348,319)	(7,427,236)
Net premiums earned	$27,318,160	$26,723,943	$28,152,202

Incurred losses and loss adjustment expenses:
Direct	$16,795,237	$11,970,100	$16,706,756
Assumed	—	—	—
Ceded	(1,561,834)	2,417,227	1,763,359
Net incurred losses and loss adjustment expenses	$15,233,403	$14,387,327	$18,470,115

Earned reinsurance ceded premium as a percentage of direct earned premium was 16% in 2012, 17% in 2011 and 21% in 2010.

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

The Company’s Profit Sharing Plan and Money Purchase Plan expenses were as follows:

Year ended December 31, 2012	$408,233
Year ended December 31, 2011	$233,710
Year ended December 31, 2010	$277,921

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

Crusader Insurance Company statutory capital and surplus are as follows:

As of December 31, 2012	$59,062,170
As of December 31, 2011	$67,277,035

Crusader Insurance Company statutory net income is as follows:

Year ended December 31, 2012	$3,620,755
Year ended December 31, 2011	$5,661,398
Year ended December 31, 2010	$4,513,078

The California Department of Insurance (the insurance department) conducts periodic financial examinations of Crusader. During 2012, the insurance department began conducting a financial examination of Crusader’s December 31, 2009 through December 31, 2011, statutory financial statements. As of the date of this report, the examination has not been completed.

The Company believes that Crusader's statutory capital and surplus are sufficient to support the insurance premiums written based on guidelines established by the National Association of Insurance Commissioners (NAIC).

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the insurance department. Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico equal to the greater of (a) 10% of its statutory policyholders' surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2012, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2013 is $5,902,617. In the years ended December 31, 2012, 2011 and 2010, Crusader paid to Unico cash dividends in the amount of $11,750,000, $1,250,000, and $4,250,000, respectively.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk, and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2012, was 953% of authorized control level risk-based capital.

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

In 2012, Crusader was outside the usual value on three of the thirteen IRIS ratio tests. IRIS Ratio test number 6 considers Crusader’s 2012 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3%. Crusader’s 2012 investment yield was 1.3%. IRIS ratio tests number 7 considers the change in policyholders’ surplus and IRIS ratio test number 8 considers the change in adjusted policyholders’ surplus. Unusual values for these ratio tests are an increase in the captioned amount equal to or greater than 50% or a decrease in the captioned amount equal to or greater than 10%. Crusader’s policyholders’ surplus and adjusted policyholders’ surplus amounts are identical, as there were no adjustments to Crusader’s policyholders’ surplus. Crusader’s policyholders’ surplus decreased 12% in the year ended December 31, 2012, compared to the prior year, primarily as a result of the payment of dividends of $11,750,000 by Crusader to its sole shareholder, Unico, during the year ended December 31, 2012.

NOTE 15 – STOCK PLANS

The Company’s 1999 Omnibus Stock Plan that covered 500,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999. This plan terminated in accordance with its terms in March 2009. During the year ended December 31, 2012, options to purchase 25,396 shares of common stock were exercised under the 1999 Plan. As of December 31, 2012, there were no existing options to purchase shares of common stock outstanding or exercisable under the 1999 Plan, as all existing options were exercised during the year ended December 31, 2012.

The Unico American Corporation 2011 Incentive Stock Plan covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. Options to purchase 8,760 and 91,240 shares of common stock were granted under the 2011 Plan to one non-executive employee during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, 18,248 of these shares are currently vested and exercisable.

No options were granted during the year ended December 31, 2010. The Company granted no options to non-employees during the years ended December 31, 2012 and 2011.

The exercise price, term and other conditions applicable to each stock option granted under the 2011 Plan are determined by the Company’s compensation committee of the Board of Directors. The exercise price of the stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). Options granted under the 2011 Plan in 2011 become exercisable over a ten year period and expire ten years after the date of the grant. Options granted under the 2011 Plan in 2012 become exercisable on March 1, 2021 and expire ten years after the date of the grant. The options granted under the 2011 Plan in 2011 vest 10% as of the grant date and 10% annually thereafter on the anniversary date. The options granted under the 2011 Plan in 2012 vest 100% on March 1, 2021.

The Company recognized stock-based compensation expense in the amount of $23,104, $30,676 and $0 for all awards issued under the Company’s 2011 Stock Option plan in the salaries and employee benefits line item in the consolidated statements of operations in the year ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $205,330 of total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments which are expected to be recognized over a weighted average remaining period of 7.72 years.

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

The average assumptions used to value each option award granted during the years ended December 31, 2012 and 2011 are as follows:

	Years ended December 31
	2012	2011

Weighted-average grant date fair value	$3.21	$2.53
Expected dividend yield	1.91%	3.12%
Expected volatility	28.01%	28.74%
Risk-free interest rate	1.94%	2.02%
Expected term (years)	10.00	10.00
Expected forfeiture	0.00%	0.00%

The following table summarizes stock option activity for year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2011	116,636	$9.25	7.78	$326,492
Granted	8,760	$11.31	—	—
Forfeited or expired	—	—	—	—
Exercised	25,396	$3.11	—	—
Outstanding at December 31, 2012	100,000	$10.99	8.72	$165,934
Exercisable at December 31, 2012	18,248	$10.96	8.67	$30,839

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on December 31, 2012. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $225,854, $87,441 and $165,096, respectively. During the years ended December 31, 2012, 2011 and 2010, the amount of cash received from the exercise of stock options was $46,360, $23,641 and $77,599, respectively.

NOTE 16 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2012	2011	2010
Federal:
Current	$959,935	$1,670,957	$1,043,492
Deferred	60,600	276,145	182,012
Total	$1,020,535	$1,947,102	$1,225,504

State:
Current	$8,949	$8,982	$8,931
Deferred	(128,176)	54,208	(343,006)
Total	$(119,227)	$63,190	$(334,075)

Total:
Current	$968,884	$1,679,939	$1,052,423
Deferred	(67,576)	330,353	(160,994)
Total	$901,308	$2,010,292	$891,429

The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax on income as shown in the following table:

	Year ended December 31
	2012	2011	2010

Computed income tax expense	$970,711	$1,955,058	$1,094,997
Tax effect of:
State tax, net of federal tax benefit	(78,259)	41,233	(220,490)
Other	8,856	14,001	16,922
Income tax expense	$901,308	$2,010,292	$891,429

The components of the net federal income tax asset included in the financial statements as required by the assets and liability method are as follows:

	Year ended December 31
	2012	2011
Deferred tax assets
Discount on loss reserves	$1,241,447	$1,331,432
Unearned premiums	1,104,384	1,099,386
Unearned commission income	388,624	385,637
Unearned policy fee income	365,007	379,717
State income taxes	275,235	281,789
Bad debt reserve	430,944	477,096
Other	108,761	114,191
Total deferred tax assets	$3,914,402	$4,069,248

Deferred tax liabilities
Policy acquisition costs	$1,588,442	$1,748,455
Unrealized gains on investments	62,489	494,343
State tax on undistributed insurance company earnings	337,112	409,005
Depreciation and amortization	32,430	22,945
Total deferred tax liabilities	$2,020,473	$2,674,748

Net deferred tax assets	$1,893,929	$1,394,500

Although realization is not reasonably assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2009 and California state income tax authorities for tax returns filed starting at taxable year 2008. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of December 31, 2012, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the years ended December 31, 2012 and 2011, the Company repurchased 23,563 and 1,124 shares of the Company’s common stock, in unsolicited transactions at a cost of $243,469 and $10,959, of which $11,579 and $553 were allocated to capital and $231,890 and $10,406 were allocated to retained earnings, respectively. As of December 31, 2012, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

NOTE 18 - EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	Year ended December 31
	2012	2011	2010
Basic Earnings Per Share
Net income numerator	$1,953,728	$3,739,876	$2,329,152
Weighted average shares outstanding denominator	5,339,341	5,335,524	5,312,684

Per share amount	$0.37	$0.70	$0.44

Diluted Earnings Per Share
Net income numerator	$1,953,728	$3,739,876	$2,329,152

Weighted average shares outstanding	5,339,341	5,335,524	5,312,684
Effect of diluted securities	13,637	23,066	38,894
Diluted shares outstanding denominator	5,352,978	5,358,590	5,351,578

Per share amount	$0.36	$0.70	$0.44

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2012 and 2011 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2012
Total revenues	$8,335,186	$8,266,835	$8,228,464	$7,926,085
Income before taxes	$772,978	$198,872	$1,134,429	$748,757
Net income	$500,370	$156,775	$745,595	$550,988
Earnings per share: Basic	$0.09	$0.03	$0.14	$0.10
Diluted	$0.09	$0.03	$0.14	$0.10

Calendar Year 2011
Total revenues	$8,607,845	$8,578,999	$9,077,819	$8,312,038
Income before taxes	$1,726,174	$1,087,686	$1,946,354	$989,954
Net income	$1,114,347	$706,687	$1,274,652	$644,190
Earnings per share: Basic	$0.21	$0.13	$0.24	$0.12
Diluted	$0.21	$0.13	$0.24	$0.12

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based upon its assessment, the Company’s management believes that as of December 31, 2012, the Company’s internal control over financial reporting is effective based on these criteria.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2012, are contained herein as listed in the Index to Consolidated Financial Statements on Page 45.

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

3. Exhibits

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984)
3.2	By-laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008)
3.3	Amended Section 1 of Article V of the Company’s Bylaws effective April 1, 2009 (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on March 26, 2009)
10.1	Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985)*
10.2	The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987)
10.3	The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.4	The Lease Amendment #2 dated March 23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed on March 31, 2008)
10.5	Real Estate Lease dated April 1, 2012 between Unico American Corporation and Cheldin Management Company (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012).
10.6	1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000)*
10.7	Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*
10.8	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*
10.9	Amendment to Employment Agreement effective January 1, 2010 by and between Registrant and Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10Q for the Quarter ended March 31, 2010.)*
10.10	Amendment to Employment Agreement dated September 21, 2012 by and between Registrant and Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)*
10.11	Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*
10.12	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester A. Aaron (Incorporated herein by reference to Exhibit 10.2 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*
10.13	Amendment to Employment Agreement effective January 1, 2010 by and between Registrant and Lester A. Aaron (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.)*
10.14	Employment Agreement effective April 1, 2009 by and between Registrant and Terry L. Kinigstein (Incorporated herein by reference to Exhibit 10.3 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*
10.15	Amendment to Employment Agreement effective January 1, 2010 by and between Registrant and Terry L. Kinigstein (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.)*
10.16	Unico American Corporation Money Purchase Plan & Trust. (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2009, filed on March 9, 2011)*
10.17	The 2011 Incentive Stock Option Plan of Unico American Corporation (incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011)*
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984)

23	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2013

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 28, 2013

/s/ Lester A. Aaron Lester A. Aaron	Treasurer, Chief Financial Officer and Director (Principal Accounting and Principal Financial Officer)	March 28, 2013

Terry L. Kinigstein	Vice President, Secretary and Director

/s/ Erwin Cheldin Erwin Cheldin	Director	March 28, 2013

/s/ George C. Gilpatrick	Director	March 28, 2013
George C. Gilpatrick

/s/ Warren D. Orloff	Director	March 28, 2013
Warren D. Orloff

/s/ Samuel J. Sorich	Director	March 28, 2013
Samuel J. Sorich

/s/ Donald B. Urfrig	Director	March 28, 2013
Donald B. Urfrig

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unico American Corporation:

Under date of March 28, 2013, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, as contained in the Annual Report on Form 10K for the year 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 28, 2013

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

	December 31	December 31
	2012	2011

ASSETS
Investments
Short-term investments	$1,762	$1,862
Total investments	1,762	1,862
Cash	51,578	15,972
Receivables due from subsidiaries	2,808,769	—
Investments in subsidiaries	66,559,109	77,207,519
Property and equipment, net	856,850	230,781
Other assets	203,616	145,409
Total Assets	$70,481,684	$77,601,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$85,119	$84,282
Payables to subsidiaries (net of receivables)	—	1,668,946
Total Liabilities	$85,119	$1,753,228

STOCKHOLDERS’ EQUITY

Common stock	$3,685,620	$3,611,461
Accumulated other comprehensive income	121,302	959,604
Retained earnings	66,589,643	71,277,250
Total Stockholders’ Equity	$70,396,565	$75,848,315

Total Liabilities and Stockholders’ Equity	$70,481,684	$77,601,543

See accompanying notes to condensed financial information. See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2012	2011	2010

REVENUES

Net investment income	$51,086	$28,733	$718
Other income	7,300	312	13,827
Total Revenue	58,386	29,045	14,545

EXPENSES

General and administrative expenses	44,550	20,830	6,230
Income before equity in net income of subsidiaries	13,836	8,215	8,315
Equity in net income of subsidiaries	1,939,892	3,731,661	2,320,837
Net Income	$1,953,728	$3,739,876	$2,329,152

See accompanying notes to condensed financial information. See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE INCOME – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2012	2011	2010

Net income	$1,953,728	$3,739,876	$2,329,152
Other changes in comprehensive income:

Changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	(1,270,154)	(1,956,756)	(744,086)

Income tax benefit related to changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	431,852	665,297	252,989
Comprehensive Income	$1,115,426	$2,448,417	$1,838,055

See accompanying notes to condensed financial information. See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2012	2011	2010

Cash flows from operating activities:
Net income	$1,953,728	$3,739,876	$2,329,152

Adjustments to reconcile net income to net cash from operations
Undistributed equity in net income of subsidiaries	(1,939,892)	(3,731,661)	(2,320,837)
Depreciation and amortization	139,293	59,483	127,371
Non-cash stock based compensation	23,104	30,676	—
Accrued expenses and other liabilities	836	(52,332)	3,662
Tax benefit from disqualified incentive stock options	(16,274)	(2,724)	(40,031)
Other assets	(58,207)	5,936	187,138
Net Cash Provided by Operating Activities	102,588	49,254	286,455

Cash flows from investing activities
Decrease (increase) in short-term investments	100	(1)	(101)
Additions to property and equipment	(765,362)	(91,607)	(104,773)
Dividends received from subsidiaries	11,750,000	1,250,000	4,250,000
Net change in payables and receivables from subsidiaries	(4,461,440)	(1,210,904)	(2,696,677)
Net Cash Provided by (Used) Investing Activities	6,523,298	(52,512)	1,448,449

Cash flows from financing activities
Dividend paid to stockholders	(6,409,445)	—	(1,917,209)
Proceeds from exercise of stock options	46,360	23,641	77,599
Tax benefit from disqualified incentive stock options	16,274	2,724	40,031
Repurchase of common stock	(243,469)	(10,959)	—
Net Cash (Used) Provided by Financing Activities	(6,590,280)	15,406	(1,799,579)

Net increase (decrease) in cash	35,606	12,148	(64,675)
Cash at beginning of year	15,972	3,824	68,499
Cash at End of Year	$51,578	$15,972	$3,824

Supplemental schedule of non-cash investing activities
(Write-offs) acquisition of fixed assets	—	$(1,602,133)	$1,431,917

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

Dividends

Unico received cash dividends from Crusader Insurance Company of $11,750,000, $1,250,000 and $4,250,000 in the years ended December 31, 2012, 2011 and 2010, respectively.

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

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $139,293, $59,483, and $127,371 for the years ended December 31, 2012, 2011, and 2010, respectively.

See accompanying report of independent registered accounting firm.

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Cost	Future Benefits, Losses, and Loss Adjustment Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Premium Written

Year ended
December 31, 2012
Property & Casualty	$3,785,594	$49,784,725	$16,030,234	$27,318,160	$1,527,824	$15,233,403	$6,744,273	$7,923,857	$27,391,289

Year ended
December 31, 2011
Property & Casualty	$4,158,522	$54,486,843	$15,912,276	$26,723,943	$2,896,773	$14,387,327	$7,080,768	$7,358,438	$26,719,847

Year ended
December 31, 2010
Property & Casualty	$4,300,927	$61,559,695	$15,929,948	$28,152,202	$3,489,498	$18,470,115	$7,282,546	$8,147,509	$25,270,320

