Form 10-Q
period 2013-03-31
UNICO AMERICAN CORP
filed 2013-05-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2013
Common Stock, $0 par value per share	5,341,147

1 of 22

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2013	2012
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost:March 31, 2013 $26,190,228; December 31, 2012 $33,444,211)	$26,301,592	$33,628,002
Short-term investments, at cost	93,338,025	86,256,249
Total Investments	119,639,617	119,884,251
Cash	169,563	160,506
Accrued investment income	48,045	155,678
Receivables, net	5,563,879	5,744,592
Reinsurance recoverable:
Paid losses and loss adjustment expenses	505,921	305,201
Unpaid losses and loss adjustment expenses	5,730,745	6,584,143
Deferred policy acquisition costs	3,843,121	3,785,594
Property and equipment, net	1,049,151	856,850
Deferred income taxes	1,794,131	1,893,929
Other assets	685,485	637,282
Total Assets	$139,029,658	$140,008,026

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$49,462,792	$49,784,725
Unearned premiums	15,900,191	16,030,234
Advance premium and premium deposits	613,233	756,190
Income taxes payable	8,800	—
Accrued expenses and other liabilities	2,681,767	3,040,312
Total Liabilities	$68,666,783	$69,611,461

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,341,147 at March 31, 2013, and 5,341,147 at December 31, 2012	$3,691,396	$3,685,620
Accumulated other comprehensive income	73,500	121,302
Retained earnings	66,597,979	66,589,643
Total Stockholders’ Equity	$70,362,875	$70,396,565

Total Liabilities and Stockholders' Equity	$139,029,658	$140,008,026

See condensed notes to unaudited consolidated financial statements.

2 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2013	2012
REVENUES
Insurance Company Revenues
Net premium earned	$6,689,517	$6,715,166
Investment income	121,289	581,821
Other income	233,706	112,210
Total Insurance Company Revenues	7,044,512	7,409,197

Other Revenues from Insurance Operations
Gross commissions and fees	882,514	905,905
Investment income	371	252
Finance charges and fees earned	19,618	16,330
Other income	2,768	3,502
Total Revenues	7,949,783	8,335,186

EXPENSES
Losses and loss adjustment expenses	4,556,450	3,721,783
Policy acquisition costs	1,434,070	1,761,735
Salaries and employee benefits	1,263,403	1,359,537
Commissions to agents/brokers	60,628	60,000
Other operating expenses	579,054	659,153
Total Expenses	7,893,605	7,562,208

Income Before Taxes	56,178	772,978
Income Tax Expense	47,842	272,608
Net Income	$8,336	$500,370

PER SHARE DATA:
Basic
Earnings Per Share	$0.00	$0.09
Weighted Average Shares	5,341,147	5,341,742

Diluted
Earnings Per Share	$0.00	$0.09
Weighted Average Shares	5,344,463	5,360,782

See condensed notes to unaudited consolidated financial statements.

3 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended
	March 31
	2013	2012

Net Income	$8,336	$500,370
Other changes in comprehensive (loss) income:
Changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	(72,427)	(535,298)
Income tax benefit related to changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	24,625	182,008
Comprehensive (Loss) Income	$(39,466)	$147,080

See condensed notes to unaudited consolidated financial statements.

4 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2013	2012
Cash flows from operating activities:
Net Income	$8,336	$500,370
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	52,587	13,361
Bond amortization, net	4,983	27,247
Non-cash stock based compensation	5,776	5,776
Changes in assets and liabilities
Net receivables and accrued investment income	288,346	(572,831)
Reinsurance recoverable	652,678	256,138
Deferred policy acquisition costs	(57,527)	81,667
Other assets	35,663	(43,970)
Unpaid losses and loss adjustment expenses	(321,933)	(2,002,202)
Unearned premiums	(130,043)	107,240
Advance premium and premium deposits	(142,957)	527,955
Accrued expenses and other liabilities	(358,545)	105,215
Income taxes current/deferred	49,357	273,971
Net Cash Provided (Used) by Operating Activities	86,721	(720,063)

Cash flows from investing activities:
Purchase of fixed maturity investments	(699,000)	(150,000)
Proceeds from maturity of fixed maturity investments	7,948,000	1,544,000
Net increase in short-term investments	(7,081,776)	(874,761)
Additions to property and equipment	(244,888)	(103,523)
Net Cash (Used) Provided by Investing Activities	(77,664)	415,716

Cash flows from financing activities:
Repurchase and adjustment of common stock	—	(6,674)
Net Cash Used by Financing Activities	—	(6,674)

Net increase (decrease) in cash	9,057	(311,021)
Cash at Beginning of period	160,506	467,087
Cash at End of Period	$169,563	$156,066

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	—	$8,942

See condensed notes to unaudited consolidated financial statements.

5 of 22

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

•  Accrued expenses and other liabilities – The carrying amounts reported at cost in the balance sheet approximate the fair values given the short-term nature of these instruments.

6 of 22

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock in the quarter ended March 31, 2013. The Company has or will retire all stock repurchased.

NOTE 3 – EARNINGS PER SHARE

The following table represents the reconciliation of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31
	2013	2012
Basic Earnings Per Share
Net income numerator	$8,336	$500,370

Weighted average shares outstanding denominator	5,341,147	5,341,742

Basic earnings per share	$0.00	$0.09

Diluted Earnings per Share
Net income numerator	$8,336	$500,370

Weighted average shares outstanding	5,341,147	5,341,742
Effect of common share equivalents	3,316	19,040
Diluted shares outstanding denominator	5,344,463	5,360,782

Diluted earnings per share	$0.00	$0.09

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASC 220). The ASU requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The new standard is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the new standard effective for the interim period ending March 31, 2013. The adoption of the new standard had no effect on the Company’s consolidated financial statements.

There have been no other recent accounting standards issued during the three months ended March 31, 2013, that are expected to have a material impact on the Company’s consolidated financial statements.

7 of 22

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

As of March 31, 2013, the Company had no unrecognized tax benefits and no additional liabilities or reduction in deferred tax asset. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 6 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the three months ended March 31, 2013 and 2012. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2013	2012
Revenues
Insurance company operation	$7,044,512	$7,409,197

Other insurance operations	3,054,560	3,139,003
Intersegment eliminations (1)	(2,149,289)	(2,213,014)
Total other insurance operations	905,271	925,989
Total revenues	$7,949,783	$8,335,186

Income before Income Taxes
Insurance company operation	$381,038	$1,577,585
Other insurance operations	(324,860)	(804,607)
Total income before income taxes	$56,178	$772,978

	As of
	March 31	December 31
	2013	2012
Assets
Insurance company operation	$124,450,190	$124,503,134
Intersegment eliminations (2)	(996,240)	(828,309)
Total insurance company operation	123,453,950	123,674,825
Other insurance operations	15,575,708	16,333,201
Total assets	$139,029,658	$140,008,026

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

8 of 22

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2013, and December 31, 2012:

	Level 1	Level 2	Level 3	Total
March 31, 2013
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$16,210,592	$—	$—	$16,210,592
Certificates of deposit	—	10,091,000	—	10,091,000
Total fixed maturity securities	16,210,592	10,091,000	—	26,301,592
Cash and short-term investments	93,507,588	—	—	93,507,588
Total financial instruments at fair value	$109,718,180	$10,091,000	$—	$119,809,180

December 31, 2012
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$23,538,002	$—	$—	$23,538,002
Certificates of deposit	—	10,090,000	—	10,090,000
Total fixed maturity securities	23,538,002	10,090,000	—	33,628,002
Cash and short-term investments	86,416,755	—	—	86,416,755
Total financial instruments at fair value	$109,954,757	$10,090,000	$—	$120,044,757

The carrying amount of the Company’s financial instruments as reflected in the consolidated balance sheets approximate the fair values given the short-term nature. Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2013 and 2012.

9 of 22

NOTE 8 – INVESTMENTS

A summary of total investment income is as follows:

	Three Months Ended March 31
	2013	2012

Fixed maturities	$98,306	$577,481
Short-term investments	23,354	4,592
Total investment income	$121,660	$582,073

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Available for sale:
Fixed maturities
Certificates of deposit	$10,091,000	—	—	$10,091,000
U.S. treasury securities	16,099,228	$111,364	—	16,210,592
Total fixed maturities	$26,190,228	$111,364	—	$26,301,592

December 31, 2012
Available for sale:
Fixed maturities
Certificates of deposit	$10,090,000	—	—	$10,090,000
U.S. treasury securities	23,354,211	$183,791	—	23,538,002
Total fixed maturities	$33,444,211	$183,791	—	$33,628,002

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2013	2012

Gross unrealized appreciation of fixed maturities	$111,364	$183,791
Gross unrealized (depreciation) of fixed maturities	—	—
Net unrealized appreciation on investments	111,364	183,791
Deferred federal tax expense	(37,864)	(62,489)
Net unrealized appreciation, net of deferred income taxes	$73,500	$121,302

At March 31, 2013, and December 31, 2012, the Company had no fixed maturity investments with a gross unrealized loss.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the three months ended March 31, 2013 and 2012.

The Company’s investment in Certificates of Deposit (CDs) included $9,491,000 and $9,490,000 of brokered CDs as of March 31, 2013 and December 31, 2012, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of March 31, 2013 and December 31, 2012, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

10 of 20

Short-term investments consist of the following:

	March 31	December 31
	2013	2012

U.S. treasury bills	$85,782,872	$78,776,954
U.S. treasury money market fund	4,294,338	3,494,729
Bank money market accounts	3,259,053	3,982,804
Bank savings accounts	1,762	1,762
Total short-term investments	$93,338,025	$86,256,249

NOTE 9 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to assist the Company to implement its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two individuals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the other individual was resolved. The Company collected $62,750 during the three months ended March 31, 2013, and $101,204 during the year ended December 31, 2012. As of March 31, 2013, the agent’s balance due to Unifax was $1,331,272. The Company’s bad debt reserve was $931,272 which represents approximately 70% of the current balance due to Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

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

Total revenue for the three months ended March 31, 2013, was $7,949,783 compared to $8,335,186 for the three months ended March 31, 2012, a decrease of $385,403 (5%). The Company had net income of $8,336 for the three months ended March 31, 2013, compared to $500,370 for the three months ended March 31, 2012, a decrease of $492,034 (98%).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 89% of consolidated revenues for the three months ended March 31, 2013 and 2012. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

11 of 22

Insurance Company Operation

As of March 31, 2013, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business has been written in the state of California. In November of 2012, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

The property and casualty insurance business is cyclical in nature, and the previous years have been characterized as a “soft market.” The conditions of a soft market include premium rates that are stable or falling and insurance is readily available. Contrarily, “hard market” conditions occur during periods in which premium rates rise, coverage may be more difficult to find, and there is a potential for insurers’ profits to increase. The Company believes that the California property and casualty insurance market has transitioned from a soft market to a market that is stabilizing.

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

For the three months ended March 31, 2013, direct written premium as reported on the Company’s statutory statement was $7,835,941 compared to $8,069,412, for the three months ended March 31, 2012, a decrease of $233,471 (3%). The fluctuation in written premium reflects the continued competition in the Company’s commercial property casualty lines of business, weak economic growth in the state of California and in the nation and management’s continued emphasis on rate adequacy and underwriting discipline

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended March 31
	2013	2012	Increase (Decrease)

Net written premium	$6,551,219	$6,785,208	$(233,989)
Net change in unearned premium	138,298	(70,042)	208,339
Net premium earned	6,689,517	6,715,166	(25,650)
Less:
Losses and loss adjustment expenses	4,556,450	3,721,783	834,667
Policy acquisition costs	1,434,070	1,761,735	(327,665)
Total	5,990,520	5,483,518	507,002
Underwriting profit (before income taxes)	$698,997	$1,231,648	$(532,652)

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended March 31
	2013	2012	Increase (Decrease)

Losses and loss adjustment expenses
Provision for insured events of current year	$5,540,695	$5,067,209	$473,486
Decrease in provision for events of prior years	984,245	1,345,426	(361,181)
Total losses and loss adjustment expenses	$4,556,450	$3,721,783	$834,667

12 of 22

Losses and loss adjustment expenses were 68% of net premium earned for the three months ended March 31, 2013, compared to 55% of net premium earned for the three months ended March 31, 2012.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 11% of total revenues in the three months ended March 31, 2013 and 2012.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of total invested assets of approximately $119,528,243 (at amortized cost) and $127,495,660 (at amortized cost) as of March 31, 2013 and 2012, respectively. Investment income decreased $460,413 (79%) to $121,660 for the three months ended March 31, 2013, compared to $582,073 for the three months ended March 31, 2012. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 0.4% for the three months ended March 31, 2013, from 1.8% for the three months ended March 31, 2012. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at March 31, 2013, were $119,697,816 compared to $127,651,726 at March 31, 2012. Crusader's cash and investments were 97% and 98% of the total cash and investments (at amortized cost) held by the Company as of March 31, 2013 and 2012, respectively.

As of March 31, 2013, the Company had invested $26,190,228 (at amortized cost) or 22% of its invested assets in fixed maturity obligations. The Company's investments in fixed maturity obligations of $26,190,228 (at amortized cost) include $16,099,228 (61%) of U.S. treasury securities and $10,091,000 (39%) of long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, U.S. treasury money market fund and bank money market and savings accounts that are all highly rated and redeemable within one year.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock in the quarter ended March 31, 2013. The Company has or will retire all stock repurchased.

13 of 22

The Company reported $86,721 net cash provided by operating activities for the three months ended March 31, 2013, an increase of $806,784 (112%) compared to $720,063 net cash used by operating activities for the three months ended March 31, 2012. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of March 31, 2013, the Company had only 746 open claims. The Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of March 31, 2013, all of the Company’s investments are in U.S. treasury securities; FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 0.6 years.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2013, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds. There were no trust restrictions on cash and short-term investments at March 31, 2013.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2013, to the three months ended March 31, 2012, unless otherwise indicated.

For the three months ended March 31, 2013, total revenues were $7,949,783, a decrease of $385,403 (5%) compared to total revenues of $8,335,186 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the Company had income before taxes of $56,178, a decrease of $716,800 (93%) compared to income before taxes of $772,978 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the Company had net income of $8,336, a decrease of $492,034 (98%) compared to net income of $500,370 for the three months ended March 31, 2012.

The decrease in revenues of $385,403 (5%) for the three months ended March 31, 2013, when compared to March 31, 2012, was primarily due to a decrease in investment income of $460,413 (79%) and a decrease in other revenues from insurance operations of $20,718 (2%), offset by an increase in other income from insurance company revenues of $121,496 (108%). The decrease in income before taxes of $716,800 (93%) for the three months ended March 31, 2013, when compared to March 31, 2012, was primarily due to a decrease in investment income of $460,413 (79%) and an increase in total expenses of $331,397 (4%) offset by an increase in other income from insurance company revenues of $121,496 (108%).

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement decreased $233,471 (3%) to $7,835,941 for the three months ended March 31, 2013, compared to $8,069,412 for the three months ended March 31, 2012.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents. In order to improve service, the Company is currently implementing and configuring a new policy administration system that is primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Crusader does not intend to substantially increase its number of retail agents appointed until the Company implements its new policy administration system.

Premium earned before reinsurance increased $3,813 (less than 1%) to $7,965,985 for the three months ended March 31, 2013, compared to $7,962,172 for the three months ended March 31, 2012. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Earned ceded premium increased $29,462 (3%) to $1,276,468 for the three months ended March 31, 2013, compared to $1,247,006 for the three months ended March 31, 2012. Earned ceded premium as a percentage of direct earned premium was 16% for the three months ended March 31, 2013 and 2012.

14 of 22

In calendar years 2013, 2012 and 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

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

Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of March 31, 2013, the Company has received a total net contingent commission of $3,651,935 for the years subject to contingent commission. Of this amount, the Company has recognized $3,507,493 of contingent commission income, of which $221,638 was recognized in the three months ended March 31, 2013. The remaining balance of the net payments received of $144,442 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission. The 2007 through 2013 excess of loss reinsurance treaties do not provide for a contingent commission.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2013, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended March 31
	2013	2012	Increase (Decrease)

Direct earned premium	$7,965,985	$7,962,172	$3,813
Earned ceded premium	1,276,468	1,247,006	29,462
Net earned premium	$6,689,517	$6,715,166	$(25,649)
Ratio of earned ceded premium to direct earned premium	16%	16%

Investment income decreased $460,413 (79%) to $121,660 for the three months ended March 31, 2013, compared to $582,073 for the three months ended March 31, 2012. The Company had no realized gains or losses for the three months ended March 31, 2013 and 2012. The decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 0.4% for the three months ended March 31, 2013, compared to 1.8% for the three months ended March 31, 2012. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

15 of 22

Investment income and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2013	2012

Average invested assets* - at amortized cost	$119,614,357	$127,768,903
Interest income
Insurance company operations	$121,289	$581,821
Other operations	371	252
Total investment income and realized gains	$121,660	$582,073
Annualized yield on average invested assets	0.4%	1.8%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2013, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2013	$22,942,000	$22,941,228	$23,052,592	1.5%
December 31, 2014	1,950,000	1,950,000	1,950,000	0.5%
December 31, 2015	1,199,000	1,199,000	1,199,000	0.6%
December 31, 2016	100,000	100,000	100,000	1.9%
Total	$26,191,000	$26,190,228	$26,301,592	1.4%

The weighted average maturity of the Company’s fixed maturity investments was 0.6 years as of March 31, 2013, and 0.7 years as of March 31, 2012. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of March 31, 2013, the Company held fixed maturity investments with unrealized appreciation of $111,364 and held no fixed maturity investment with unrealized depreciation. As of March 31, 2012, the Company held fixed maturity investments with unrealized appreciation of $926,078 and held one fixed maturity investment with unrealized depreciation of $7,420 for a continuous period of less than three months. The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the three months ended March 31, 2013 and 2012.

Other Income included in Insurance Company Revenues and Other Insurance Operations increased $120,762 (104%) to $236,474 for the three months ended March 31, 2013, compared to $115,712 for the three months ended March 31, 2012. The increase in other income is primarily related to the increase of $122,039 (123%) in the amount of contingent commission related to the profit sharing arrangement in the 2003, 2004 and 2006 Excess of Loss Reinsurance Treaties recognized during the three months ended March 31, 2013. The Company recognized $221,638 of contingent commission in the three months ended March 31, 2013, compared to $99,599 recognized during the three months ended March 31, 2012.

Gross commissions and fees decreased $23,391 (3%) to $882,514 for the three months ended March 31, 2013, compared to gross commissions and fees of $905,905 for the three months ended March 31, 2012.

16 of 22

The decreases in gross commission and fee income for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, are as follows:

	Three Months Ended
	March 31		Increase
	2013	2012	(Decrease)

Policy fee income	$430,052	$447,334	$(17,282)
Health insurance program	308,654	318,454	(9,800)
Membership and fee income	30,388	35,970	(5,582)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	54,675	62,928	(8,253)
Contingent commission	58,744	41,219	17,525
Total	$882,514	$905,905	$(23,391)

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income decreased $17,282 (4%) in the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $9,800 (3%) in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This $9,800 decrease in commission income reported in the three months ended March 31, 2013, when compared to the prior year period is primarily due to a contingent commission of $32,575 that AIB received during the three months ended March 31, 2012, for meeting certain goals from one of the carriers it represents. AIB did not receive a contingent commission in 2013. However, the decrease in contingent commission was offset by an increase in commissions on group insurance policies and an increase in override commissions in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Excluding the contingent commission, commission income in the three months ended March 31, 2013, increased $22,775 (8%) compared to the three months ended March 31, 2012.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $5,582 (16%) for the three months ended March 31, 2013, compared to the three ended March 31, 2012. This decrease is primarily a result of a decrease in the number of association members enrolled in AAQHC during the three months ended March 31, 2013, compared to the number of association members enrolled during the three months ended March 31, 2012.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $8,253 (13%) for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in commission income is the result of a decrease in the number of policies issued and in force during the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

17 of 22

Finance charges and fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), increased $3,288 (20%) to $19,618 for the three months ended March 31, 2013, compared to $16,330 finance charges and fees earned during the three months ended March 31, 2012. The increase in fees earned during the current year-to-date period is a result of an increase in the number of loans issued and outstanding in the current period compared to the prior year period. AAC only provides premium financing for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010 and, therefore, did not earn any finance charges during the three months ended March 31, 2013 and 2012. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Premium finance charges and fees earned from financing policies are as follows:

	Three Months Ended March 31
	2013	2012	Increase (Decrease)

Premium finance charges earned	$—	$—	$—
Fees earned	19,618	16,330	3,288
Total premium finance charges and fees earned	$19,618	$16,330	$3,288
Loans issued	873	851	22

Losses and loss adjustment expenses were 68% of net premium earned for the three months ended March 31, 2013, compared to 55% of net premium earned for the three months ended March 31, 2012.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2013	2012	Increase (Decrease)

Net earned premium	$6,689,516	$6,715,166	$(25,650)

Net losses and loss adjustment expenses
Provision for insured events of current year	5,540,695	5,067,209	473,486
Decrease in provision for insured events of prior years	(984,245)	(1,345,426)	(361,181)
Total net losses and loss adjustment expenses	$4,556,450	$3,721,783	$834,667

Calendar year loss ratio	68%	55%

The variability of the Company’s losses and loss adjustment expenses for the periods presented is primarily due to the small population of the Company’s claims, which may result in greater fluctuations in claim frequency and/or severity.

The increase in the current accident year losses and loss adjustment expenses in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to higher than expected losses and loss adjustment expenses in accident year 2013, including one large property loss that exceeded Crusader’s reinsurance retention of $500,000. Crusader’s reinsurance retention is relatively high in relationship to its net earned premium, which can result in increased loss ratio volatility when large losses are incurred. Nevertheless, management believes that its reinsurance retentions are reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

As shown in the above table, the Company reported net favorable development in the provision for all insured events of prior accident years of $984,245 in the three months ended March 31, 2013, compared to net favorable development in the provision for all insured events of prior accident years of $1,345,426 in the three months ended March 31, 2012.  Although property losses typically do not develop materially, in the three months ended March 31, 2013, the net favorable development on prior accident years was offset by approximately $600,000 of adverse development primarily from property claims that occurred in December 2012.

The preparation of the Company’s consolidated financial statements requires judgments and estimates.  The most significant is the estimate of loss and loss adjustment expense reserves.  At the end of each fiscal quarter, the Company’s unpaid claims costs (reserves) for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, by the Company’s chief financial officer, and by an independent consulting actuary.  Generally accepted actuarial methods including the widely used Bornhuetter-Ferguson and loss development methods are employed to estimate ultimate claims costs.  Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid.  Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.

18 of 22

An actuarial central estimate of the ultimate claims costs and IBNR reserves is determined by management and tested for reasonableness by an independent consulting actuary.  In addition to applying the various standard methods to the data, an extensive series of diagnostic tests are applied to the resultant reserve estimates to assist management in assessing the propriety of the actuarial central estimates of the unpaid claims liability recorded on its financial records.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss.  When there is clear evidence that the actual claims costs emerged are different than expected for any accident year, the claims cost estimates for that accident year are revised accordingly.

The establishment of loss and loss adjustment expense reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Uncertainty is inherent in establishing loss and loss adjustment expense reserves, especially for a relatively small insurer like the Company.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  The Company does not specifically identify reasonably likely alternative scenarios other than management’s best estimate.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and allocated expenses of other Unico subsidiaries. On certain reinsurance treaties, Crusader receives a ceding commission from its reinsurer that represents a reimbursement of the acquisition costs related to the premium ceded. No ceding commission is received on facultative, catastrophe, or provisionally rated ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 21% and 26% of net premium earned for the three months ended March 31, 2013, and 2012.

Current and prior year policy acquisition costs were affected by the implementation of FASB ASU 2010-26 during the three months ended March 31, 2012. The implementation reduced the acquisition costs available to be capitalized and deferred beginning in 2012. The primary policy acquisition costs affected were salary and salary related costs. The effect of a reduced deferred policy acquisition balance is a reduction of policy acquisition costs charged to expense. The effect of the implementation of FASB ASU 2010-26 reflects a decrease in salary and related incurred expense of approximately $161,000 for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended March 31
	2013	2012	Increase (Decrease)

Policy acquisition costs	$1,434,070	$1,761,735	$(327,665)
Ratio to net earned premium (GAAP ratio)	21%	26%

Salaries and employee benefits decreased $96,134 (7%) to $1,263,403 for the three months ended March 31, 2013, compared to $1,359,537 for the three months ended March 31, 2012. This decrease is primarily a result of a decrease of $64,980 in the amount of employee benefits paid, including group insurance and profit sharing plan contribution expenses, and a decrease of $45,954 in payroll and payroll taxes. These amounts were offset by the increase of $14,799 in the amount charged to losses and loss adjustment expenses to arrive at a decrease of $96,134 in the net amount charged to operating expenses during the three months ended March 31, 2013 when compared to March 31, 2012.

19 of 22

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended March 31
	2013	2012	Increase (Decrease)

Total salaries and employee benefits incurred	$1,786,102	$1,898,210	$(112,108)
Less: charged to losses and loss adjustment expenses	(180,277)	(195,076)	14,799
Less: capitalized to policy acquisition costs	(342,422)	(343,597)	1,175
Net amount charged to operating expenses	$1,263,403	$1,359,537	$(96,134)

Commissions to agents/brokers increased $628 (1%) to $60,628 for the three months ended March 31, 2013, compared to $60,000 for the three months ended March 31, 2012. Although commission income in the life and health insurance program declined, the increase in commissions to agents/brokers in the three months ended March 31, 2013, is primarily due to the mix of business written in the health insurance program that resulted in increased commissions paid to agents and brokers producing the business for that program.

Other operating expenses decreased $80,999 (12%) to $579,054 for the three months ended March 31, 2013, compared to $659,153 for the three months ended March 31, 2012. The decrease in other operating expenses for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, are primarily related to a decrease of rent expense of $141,249 as a result of a new lease agreement the Company signed for its corporate headquarters that became effective April 1, 2012, and a decrease in the Company’s bad debt expense of $68,891. These decreases were offset by an increase of $35,354 in fees to the California Department of Insurance, which were primarily related to the required tri-annual financial examination of Crusader, and increases in depreciation and amortization expense of $39,226 along with the effect of increases and decreases amongst various other expense categories, none of which were significant. The lease was effective from April 1, 2012, through March 31, 2013 and included three 6-month extension options at the same terms and conditions for each extension period. On March 7, 2013, the Company exercised the first extension option which will expire on September 30, 2013.

Income tax provision was an expense of $47,842 (85% of pre-tax income) for the three months ended March 31, 2013, which decreased $224,766 (82%) compared to an income tax expense of $272,608 (35% of pre-tax income) for the three months ended March 31, 2012. The decrease in income tax expense during the three months ended March 31, 2013 when compared to three months ended March 31, 2012, was primarily due to a decrease of $716,800 (93%) in pre-tax income to $56,178 for the three months ended March 31, 2013, compared to pre-tax income of $772,978 for the three months ended March 31, 2012. As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes. The calculated tax rate of 85% for the three months ended March 31, 2013, was comprised of a calculated federal tax rate of approximately 10% while the calculated state tax rate was approximately 75%. In the three months ended March 31, 2013, the Company’s state income tax expense consists primarily of non-recognized tax benefits related to the state net operating loss incurred in the three months ended March 31, 2013.

Forward Looking Statements

Certain statements contained herein, including the sections entitled “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are forward looking. These statements, which may be identified by forward looking words or phrases such as “anticipate,” “appear,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” and “would” involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include: underwriting or marketing actions not being effective; rate increases for coverages not being sufficient; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; the outcome of rate change filings with regulatory authorities; acceptance by insureds of rate changes; adequacy of rate changes; changes in Crusader’s A.M. Best rating; regulatory changes or developments; the outcome of regulatory proceedings; unforeseen calamities; general market conditions; and the Company’s ability to introduce new profitable products.

20 of 22

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets consist of the following:

	March 31	December 31	Increase
	2013	2012	(Decrease)

Fixed maturity bonds (at amortized value)	$16,099,228	$23,354,211	$(7,254,983)
Short-term cash investments (at cost)	93,338,025	86,256,249	7,081,776
Certificates of deposit - over 1 year (at cost)	10,091,000	10,090,000	1,000
Total invested assets	$119,528,253	$119,700,460	$(172,207)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2012, in response to Item 1A to Part I of Form 10-K.

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: May 14, 2013    By:   /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: May 14, 2013    By:  /s/ LESTER A. AARON

Lester A. Aaron

Treasurer, Chief Financial Officer, (Principal

Accounting and Principal Financial Officer)

22 of 22