Form 10-Q
period 2013-06-30
UNICO AMERICAN CORP
filed 2013-08-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2013
Common Stock, $0 par value per share	5,341,147

1 of 23

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2013	2012
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: June 30, 2013 $23,894,139; December 31, 2012 $33,444,211)	$23,931,753	$33,628,002
Short-term investments, at fair value	94,620,487	86,256,249
Total Investments	118,552,240	119,884,251
Cash	87,724	160,506
Accrued investment income	113,214	155,678
Receivables, net	5,972,228	5,744,592
Reinsurance recoverable:
Paid losses and loss adjustment expenses	13,799	305,201
Unpaid losses and loss adjustment expenses	5,075,407	6,584,143
Deferred policy acquisition costs	3,817,817	3,785,594
Property and equipment, net	1,175,081	856,850
Deferred income taxes	1,763,424	1,893,929
Other assets	875,227	637,282
Total Assets	$137,446,161	$140,008,026

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$47,677,912	$49,784,725
Unearned premiums	16,207,244	16,030,234
Advance premium and premium deposits	576,864	756,190
Accrued expenses and other liabilities	2,413,958	3,040,312
Total Liabilities	$66,875,978	$69,611,461

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,341,147 at June 30, 2013, and 5,341,147 at December 31, 2012	$3,697,172	$3,685,620
Accumulated other comprehensive income	24,825	121,302
Retained earnings	66,848,186	66,589,643
Total Stockholders’ Equity	$70,570,183	$70,396,565

Total Liabilities and Stockholders' Equity	$137,446,161	$140,008,026

 See condensed notes to unaudited consolidated financial statements.

2 of 23

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
REVENUES
Insurance company revenues
Net premium earned	$6,757,719	$6,780,495	$13,447,236	$13,495,661
Investment income	110,874	474,205	232,163	1,056,026
Other income	46,460	184,532	280,166	296,742
Total Insurance Company Revenues	6,915,053	7,439,232	13,959,565	14,848,429

Other revenues from insurance operations
Gross commissions and fees	829,399	809,328	1,711,913	1,715,233
Investment income	573	191	944	443
Finance charges and fees earned	17,707	16,035	37,325	32,365
Other income	502	2,049	3,270	5,551
Total Revenues	7,763,234	8,266,835	15,713,017	16,602,021

EXPENSES
Losses and loss adjustment expenses	3,890,736	4,326,428	8,447,186	8,048,211
Policy acquisition costs	1,543,767	1,706,793	2,977,837	3,468,528
Salaries and employee benefits	1,286,220	1,305,170	2,549,623	2,664,707
Commissions to agents/brokers	62,220	56,565	122,848	116,565
Other operating expenses	594,220	673,007	1,173,274	1,332,160
Total Expenses	7,377,163	8,067,963	15,270,768	15,630,171

Income before taxes	386,071	198,872	442,249	971,850
Income tax expense	135,864	42,097	183,706	314,705
Net Income	$250,207	$156,775	$258,543	$657,145

PER SHARE DATA:
Basic
Earnings per share	$0.05	$0.03	$0.05	$0.12
Weighted average shares	5,341,147	5,344,234	5,341,147	5,342,988
Diluted
Earnings per share	$0.05	$0.03	$0.05	$0.12
Weighted average shares	5,344,479	5,359,878	5,344,471	5,361,056

See condensed notes to unaudited consolidated financial statements.

3 of 23

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Net income	$250,207	$156,775	$258,543	$657,145
Other changes in comprehensive (loss) income:
Changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	(73,750)	(400,077)	(146,177)	(935,375)
Income tax benefit related to changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	25,075	136,026	49,700	318,028
Comprehensive Income (Loss)	$201,532	$(107,276)	$162,066	$39,798

See condensed notes to unaudited consolidated financial statements.

4 of 23

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30
	2013	2012
Cash flows from operating activities:
Net income	$258,543	$657,145
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	106,651	40,230
Bond amortization, net	4,459	54,170
Non-cash stock based compensation	11,552	11,552
Changes in assets and liabilities
Net receivables and accrued investment income	(185,172)	(651,022)
Reinsurance recoverable	1,800,138	(652,145)
Deferred policy acquisition costs	(32,223)	132,544
Other assets	(85,675)	(778,983)
Unpaid losses and loss adjustment expenses	(2,106,813)	(1,896,273)
Unearned premium	177,010	734,681
Advance premium and premium deposits	(179,326)	207,264
Accrued expenses and other liabilities	(626,354)	(231,681)
Income taxes current/deferred	27,935	(191,234)
Net Cash Used by Operating Activities	(829,275)	(2,563,752)

Cash flows from investing activities:
Purchase of fixed maturity investments	(2,049,387)	(350,000)
Proceeds from maturity of fixed maturity investments	11,595,000	22,340,000
Net increase in short-term investments	(8,364,238)	(18,104,468)
Additions to property and equipment	(424,882)	(370,587)
Net Cash Provided by Investing Activities	756,493	3,514,945

Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,248
Repurchase of common stock	—	(54,357)
Dividends paid to stockholders	—	(1,068,298)
Net Cash Used by Financing Activities	—	(1,121,407)

Net decrease in cash	(72,782)	(170,214)
Cash at beginning of period	160,506	467,087
Cash at End of Period	$87,724	$296,873

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$158,800	$508,948

See condensed notes to unaudited consolidated financial statements.

5 of 23

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

6 of 23

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and six months ended June 30, 2013. The Company has or will retire all stock repurchased.

NOTE 3 – EARNINGS PER SHARE

The following table represents the reconciliation of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Basic Earnings Per Share
Net income	$250,207	$156,775	$258,543	$657,145

Weighted average shares outstanding	5,341,147	5,344,234	5,341,147	5,342,988

Basic earnings per share	$0.05	$0.03	$0.05	$0.12

Diluted Earnings Per Share
Net income	$250,207	$156,775	$258,543	$657,145

Weighted average shares outstanding	5,341,147	5,344,234	5,341,147	5,342,988
Effect of dilutive securities	3,332	15,644	3,324	18,068
Diluted shares outstanding	5,344,479	5,359,878	5,344,471	5,361,056

Diluted earnings per share	$0.05	$0.03	$0.05	$0.12

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASC 220). The ASU requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The new standard is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the new standard effective January 1, 2013. The adoption of the new standard had no effect on the Company’s consolidated financial statements.

There have been no other recent accounting standards issued during the three and six months ended June 30, 2013, that are expected to have a material impact on the Company’s consolidated financial statements.

7 of 23

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company (Crusader) and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2009 and California state income tax authorities for tax returns filed starting at taxable year 2008. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of June 30, 2013, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

NOTE 6 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the three and six months ended June 30, 2013, compared to 90% and 89% of consolidated revenues for the three and six months ended June 30, 2012, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Revenues
Insurance company operation	$6,915,053	$7,439,232	$13,959,565	$14,848,429

Other insurance operations	3,138,212	3,204,925	6,192,772	6,343,928
Intersegment eliminations (1)	(2,290,031)	(2,377,322)	(4,439,320)	(4,590,336)
Total Other Insurance Operations	848,181	827,603	1,753,452	1,753,592

Total revenues	$7,763,234	$8,266,835	$15,713,017	$16,602,021

Income before Income Taxes
Insurance company operation	$830,816	$797,944	$1,211,854	$2,375,529
Other insurance operations	(444,745)	(599,072)	(769,605)	(1,403,679)
Total Income Before Income Taxes	$386,071	$198,872	$442,249	$971,850

	As of
	June 30	December 31
	2013	2012
Assets
Insurance company operation	$122,922,715	$124,503,134
Intersegment eliminations (2)	(527,620)	(828,309)
Total Insurance Company Operation	122,395,095	123,674,825

Other insurance operations	15,051,066	16,333,201
Total Assets	$137,446,161	$140,008,026

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

8 of 23

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of June 30, 2013, and December 31, 2012:

	Level 1	Level 2	Level 3	Total
June 30, 2013
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$16,137,753	$—	$—	$16,137,753
Certificates of deposit	—	7,794,000	—	7,794,000
Total fixed maturity securities	16,137,753	7,794,000	—	23,931,753
Cash and short-term investments	94,708,211	—	—	94,708,211
Total Financial Instruments At Fair Value	$110,845,964	$7,794,000	$—	$118,639,964

December 31, 2012
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$23,538,002	$—	$—	$23,538,002
Certificates of deposit	—	10,090,000	—	10,090,000
Total fixed maturity securities	23,538,002	10,090,000	—	33,628,002
Cash and short-term investments	86,416,755	—	—	86,416,755
Total Financial Instruments At Fair Value	$109,954,757	$10,090,000	$—	$120,044,757

The carrying amount of the Company’s financial instruments as reflected in the consolidated balance sheets approximate the fair values given the short-term nature. Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and six months ended June 30, 2013 and 2012.

NOTE 8 – INVESTMENTS

A summary of total investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Fixed maturities	$89,855	$464,620	$188,161	$1,042,101
Short-term investments	21,592	9,776	44,946	14,368
Total Investment Income	$111,447	$474,396	$233,107	$1,056,469

9 of 23

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Available for sale:
Fixed maturities
Certificates of deposit	$7,794,000	$—	$—	$7,794,000
U.S. treasury securities	16,100,139	40,689	(3,075)	16,137,753
Total Fixed Maturities	$23,894,139	$40,689	$(3,075)	$23,931,753

December 31, 2012
Available for sale:
Fixed maturities
Certificates of deposit	$10,090,000	$—	$—	$10,090,000
U.S. treasury securities	23,354,211	183,791	—	23,538,002
Total Fixed Maturities	$33,444,211	$183,791	$—	$33,628,002

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2013	2012

Gross unrealized appreciation of fixed maturities	$40,689	$183,791
Gross unrealized (depreciation) of fixed maturities	(3,075)	—
Net unrealized appreciation on investments	37,614	183,791
Deferred federal tax expense	(12,789)	(62,489)
Net Unrealized Appreciation, Net of Deferred Income taxes	$24,825	$121,302

The Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than six months as of June 30, 2013, and had no investments in an unrealized loss position as of December 31, 2012.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments during the three and six months ended June 30, 2013 and 2012.

The Company’s investment in Certificates of Deposit (CDs) included $7,194,000 and $9,490,000 of brokered CDs as of June 30, 2013 and December 31, 2012, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of June 30, 2013 and December 31, 2012, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

10 of 23

Short-term investments consist of the following:

	June 30, 2013	December 31, 2012
U.S. treasury bills	$92,282,830	$78,776,954
U.S. treasury money market fund	203,351	3,494,729
Bank money market accounts	2,132,544	3,982,804
Bank savings accounts	1,762	1,762
Total Short-Term Investments	$94,620,487	$86,256,249

NOTE 9 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the other individual was resolved. The Company collected $62,750 during the six months ended June 30, 2013, and $101,204 during the year ended December 31, 2012. As of June 30, 2013, the agent’s balance due to Unifax was $1,331,272. The Company’s bad debt reserve was $931,272 which represents approximately 70% of the current balance due to Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

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

Total revenue for the three months ended June 30, 2013, was $7,763,234 compared to $8,266,835 for the three months ended June 30, 2012, a decrease of $503,601 (6%). Total revenue for the six months ended June 30, 2013, was $15,713,017 compared to $16,602,021 for the six months ended June 30, 2012, a decrease of $889,004 (5%). The Company had net income of $250,207 for the three months ended June 30, 2013, compared to $156,775 for the three months ended June 30, 2012, an increase of $93,432 (60%). The Company had net income of $258,543 for the six months ended June 30, 2013, compared to $657,145 for the six months ended June 30, 2012, a decrease of $398,602 (61%).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 89% of consolidated revenues for the three and six months ended June 30, 2013, compared to 90% and 89% of consolidated revenues for the three and six months ended June 30, 2012, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

11 of 23

Insurance Company Operation

As of June 30, 2013, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business has been written in the state of California. In November of 2012, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

The California Department of Insurance (the insurance department) conducts periodic financial examinations of Crusader. During 2012, the insurance department began conducting a financial examination of Crusader’s December 31, 2009 through December 31, 2011, statutory financial statements. On June 6, 2013, Crusader was notified that the report of examination was officially filed and became part of the records of the insurance department. No issues were identified as part of the report of examination.

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

For the three months ended June 30, 2013, direct written premium as reported on the Company’s statutory statement was $8,348,171 compared to $8,668,113, for the three months ended June 30, 2012, a decrease of $319,942 (4%). For the six months ended June 30, 2013, direct written premium as reported on the Company’s statutory statement was $16,184,112 compared to $16,737,525, for the six months ended June 30, 2012, a decrease of $553,413 (3%). The fluctuation in written premium reflects the continued competition in the Company’s commercial property casualty lines of business, weak economic growth in the state of California and in the nation and management’s continued emphasis on rate adequacy and underwriting discipline

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)

Net written premium	$7,080,048	$7,399,168	$(319,120)	$13,631,267	$14,184,376	$(553,109)
Net change in unearned premium	(322,329)	(618,673)	296,344	(184,031)	(688,715)	504,684
Net premium earned	6,757,719	6,780,495	(22,776)	13,447,236	13,495,661	(48,425)
Less:
Losses and loss adjustment expenses	3,890,736	4,326,428	(435,692)	8,447,186	8,048,211	398,975
Policy acquisition costs	1,543,767	1,706,793	(163,026)	2,977,837	3,468,528	(490,691)
Total	5,434,503	6,033,221	(598,718)	11,425,023	11,516,739	(91,716)
Underwriting profit (before income taxes)	$1,323,216	$747,274	$575,942	$2,022,213	$1,978,922	$43,291

12 of 23

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Losses and loss adjustment expenses
Provision for insured events of current year	$5,030,100	$5,595,159	$(565,059)	$10,570,795	$10,662,368	$(91,573)
Decrease in provision for events of prior years	1,139,364	1,268,731	(129,367)	2,123,609	2,614,157	(490,548)
Total losses and loss adjustment expenses	$3,890,736	$4,326,428	$(435,692)	$8,447,186	$8,048,211	$398,975

Losses and loss adjustment expenses were 58% and 63% of net premium earned for the three and six months ended June 30, 2013, respectively, compared to 64% and 60% of net premium earned for the three and six months ended June 30, 2012, respectively.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 11% of total revenues in the three and six months ended June 30, 2013, compared to 10% and 11% of total revenues in the three and six months ended June 30, 2012, respectively.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of total invested assets of approximately $118,514,626 (at amortized cost) and $124,102,446 (at amortized cost) as of June 30, 2013 and 2012, respectively. Investment income decreased $362,949 (77%) and $823,362 (78%) to $111,447 and $233,107 for the three and six months ended June 30, 2013, respectively, compared to $474,396 and $1,056,469 for the three and six months ended June 30, 2012, respectively. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the rate of return on those invested assets. The Company’s annualized weighted average investment yield on its fixed maturity obligations decreased to 0.4% for the three and six months ended June 30, 2013, from 1.5% and 1.7% for the three and six months ended June 30, 2012, respectively. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader holds a significant amount of cash primarily as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at June 30, 2013, were $118,602,350 compared to $124,399,319 at June 30, 2012. Crusader's cash and investments were 97% and 98% of the total cash and investments (at amortized cost) held by the Company as of June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had invested $23,894,139 (at amortized cost) or 20% of its invested assets in fixed maturity obligations. The Company's investments in fixed maturity obligations of $23,894,139 (at amortized cost) include $16,100,139 (67%) of U.S. treasury securities and $7,794,000 (33%) of long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, U.S. treasury money market fund and bank money market and savings accounts that are all highly rated and redeemable within one year.

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

13 of 23

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and six months ended June 30, 2013. The Company has or will retire all stock repurchased.

The Company reported $829,275 net cash used by operating activities for the six months ended June 30, 2013, a decrease of $1,734,477 (68%) compared to $2,563,752 net cash used by operating activities for the six months ended June 30, 2012. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of June 30, 2013, the Company had only 759 open claims. Although the Consolidated Statements of Cash Flows continue to reflect net cash used by operating activities, the Company does not anticipate future liquidity problems; and it continues to be profitable, well capitalized, and adequately reserved. As of June 30, 2013, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 0.5 years.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2013, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds. There were no trust restrictions on cash and short-term investments at June 30, 2013.

On June 18, 2013, Crusader entered into a “Standard Offer, Agreement and Escrow Instructions for the Purchase of Real Estate” (the Agreement) with Papazian-Hirsh Calabasas, L.P. There is no relationship between the seller and the buyer. The real estate consists of a two-story office building located on commercial land in Calabasas, California, about four miles from the Company’s current location. The office building has approximately 46,843 square feet. The price of the land and building is $9,500,000. The agreement was subject to due diligence and other contingencies which have been satisfied. Escrow is scheduled to close on September 26, 2013. The consideration for the land and building will be cash. Upon acquisition of the building, Crusader intends to hold the property for rental income until approximately July 1, 2014. After that date, Crusader intends to lease approximately half of the building to non-affiliated companies. The remaining half is intended to be occupied by Crusader with the remaining portion leased to its affiliated companies. This property is intended to be the new home office of the Company. The Company considered many factors in considering its decision to purchase a building. Some of the factors include the following:

1.	The Company has been paying rent at its present location since 1987 and, therefore, has not received any benefit from equity buildup or long-term appreciation.
2.	The current and expected cost benefit of ownership versus renting is favorable to ownership.
3.	The Company would have a facility that can accommodate its future growth.
4.	The timing of the current real estate marketplace is favorable.
5.	The purchase is a more efficient use of the Company’s available cash.
6.	The new building will provide the Company with a substantial improvement in the quality and appearance of its office space.
7.	Ownership will provide the Company a hedge against possible future inflation of occupancy costs.

14 of 23

Results of Operations

All comparisons made in this discussion are comparing the three and six months ended June 30, 2013, to the three and six months ended June 30, 2012, unless otherwise indicated.

Total revenues were $7,763,234 and $15,713,017 for the three and six months ended June 30, 2013, respectively, a decrease of $503,601 (6%) and $889,004 (5%) compared to total revenues of $8,266,835 and $16,602,021 for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013, the Company had income before taxes of $386,071 and $442,249 an increase of $187,199 (94%) and decrease $529,601 (54%) when compared to income before taxes of $198,872 and $971,850 for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013, the Company had net income of $250,207 and $258,543 an increase of $93,433 (60%) and decrease $398,602 (61%) when compared to net income of $156,775 and $657,145 for the three and six months ended June 30, 2012, respectively.

Revenues decreased $503,601 (6%) and $889,004 (5%) for the three and six months ended June 30, 2013, when compared to the three and six months ended June 30, 2012. This decrease was primarily due to a decrease in investment income of $362,949 (77%) and $823,362 (78%) for the three and six months ended June 30, 2013, when compared to the three and six months ended June 30, 2012, respectively. The increase in income before taxes of $187,199 (94%) for the three months ended June 30, 2013, when compared to the three months ended June 30, 2012, was primarily due to a decrease in total expenses of $690,800 (9%), offset by the decrease in revenues of $503,601. The decrease in income before taxes of $529,601 (54%) for the six months ended June 30, 2013, when compared to six months ended June 30, 2012, was primarily due to a decrease in total revenues of $889,804 (5%).

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement decreased $319,942 (4%) to $8,348,171 and decreased $553,414 (3%) to $16,184,111 for the three and six months ended June 30, 2013, respectively, compared to $8,668,113 and $16,737,525 for the three and six months ended June 30, 2012, respectively.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents. In order to enhance service, the Company is currently implementing and configuring a new policy administration system that is primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Crusader does not intend to substantially increase its number of appointed retail agents until the Company implements its new policy administration system.

Premium earned before reinsurance increased $444 (less than 1%) to $8,041,117 and increased $4,257 (less than 1%) to $16,007,102 for the three and six months ended June 30, 2013, respectively, compared to $8,040,673 and $16,002,845 for the three and six months ended June 30, 2012, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Earned ceded premium increased $23,220 (2%) to $1,283,398 and $52,683 (2%) to $2,559,866 for the three and six months ended June 30, 2013, respectively, compared to $1,260,178 and $2,507,184 for the three and six months ended June 30, 2012, respectively. Earned ceded premium as a percentage of direct earned premium was 16% for the three and six months ended June 30, 2013 and 2012, respectively.

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

15 of 23

Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of June 30, 2013, the Company has received a total net contingent commission of $3,647,706 for the years subject to contingent commission. Of this amount, the Company has recognized $3,542,443 of contingent commission income, of which $34,948 and $256,586 was recognized in the three and six months ended June 30, 2013. The remaining balance of the net payments received of $105,263 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission. The 2007 through 2013 excess of loss reinsurance treaties do not provide for a contingent commission.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of June 30, 2013, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)

Direct earned premium	$8,041,117	$8,040,673	$444	$16,007,102	$16,002,845	$4,257
Earned ceded premium	1,283,398	1,260,178	23,220	2,559,866	2,507,184	52,682
Net earned premium	$6,757,719	$6,780,495	$(22,776)	$13,447,236	$13,495,661	$(48,425)
Ratio of earned ceded premium to direct earned premium	16%	16%		16%	16%

Investment income decreased $362,949 (77%) to $111,447 and decreased $823,362 (78%) to $233,107 for the three and six mon1ths ended June 30, 2013, respectively, compared to $474,396 and $1,056,469 for the three and six months ended June 30, 2012, respectively. The Company had no realized gains or losses for the three and six months ended June 30, 2013 and 2012. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the rate of return on those invested assets. The Company’s annualized weighted average investment yield on its fixed maturity obligations decreased to 0.4% for the three and six months ended June 30, 2013, from 1.5% and 1.7% for the three and six months ended June 30, 2012, respectively. The decrease in the annualized yield on average invested assets is primarily a result of the short duration of the Company’s investments and lower yields in the marketplace on both new and reinvested assets.

Investment income and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Average invested assets* - at amortized cost	$119,021,440	$125,799,053	$119,107,543	$126,072,297
Interest income
Insurance company operations	$110,874	$474,205	$232,163	$1,056,026
Other operations	573	191	944	443
Total investment income and realized gains	$111,447	$474,396	$233,107	$1,056,469
Annualized yield on average invested assets	0.4%	1.5%	0.4%	1.7%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets.

16 of 23

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at June 30, 2013, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2013	$19,295,000	$19,294,767	$19,335,456	1.7%
December 31, 2014	1,950,000	1,950,000	1,950,000	0.5%
December 31, 2015	2,199,000	2,199,000	2,199,000	0.6%
December 31, 2016	350,000	350,000	350,000	1.1%
December 31, 2018	100,000	100,372	97,297	0.8%
Total	$23,894,000	$23,894,139	$23,931,753	1.5%

The weighted average maturity of the Company’s fixed maturity investments was 0.5 years as of June 30, 2013, and 0.6 years as of June 30, 2012. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of June 30, 2013, the Company held fixed maturity investments with unrealized appreciation of $40,689 and held one fixed maturity investment with unrealized depreciation of $3,075 for a continuous period of less than three months. As of June 30, 2012, the Company held fixed maturity investments with unrealized appreciation of $523,191 and held one fixed maturity investment with unrealized depreciation of $4,620 for a continuous period of less than six months. The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the three months ended June 30, 2013 and 2012.

Other Income included in Insurance Company Revenues decreased $138,072 (75%) to $46,460 and decreased $16,576 (6%) to $280,166 for the three and six months ended June 30, 2013, respectively, compared to $184,532 and $296,742 for the three and six months ended June 30, 2012, respectively. Fluctuations in other income included in Insurance Company Revenues in any given period are primarily related to the change in the amount of contingent commission recognized during any given period. The Company recognized $34,948 and $256,586 of contingent commission during the three and six months ended June 30, 2013, respectively, compared to $170,121 and $269,720 recognized during the three and six months ended June 30, 2012, respectively.

Gross commissions and fees increased $20,071 (3%) to $829,399 and decreased $3,320 (less than 1%) to $1,711,913 for the three and six months ended June 30, 2013, respectively, compared to $809,328 and $1,715,233 for the three and six months ended June 30, 2012, respectively.

The increases and (decreases) in gross commission and fee income for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Policy fee income	$423,967	$445,482	$(21,515)	$854,019	$892,816	$(38,797)
Health insurance program	335,208	270,704	64,504	643,862	589,158	54,704
Membership and fee income	28,995	33,634	(4,639)	59,383	69,604	(10,221)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	41,229	59,508	(18,279)	95,904	122,436	(26,532)
Contingent commission	—	—	—	58,745	41,219	17,526
Total	$829,399	$809,328	$20,071	$1,711,913	$1,715,233	$(3,320)

17 of 23

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” Policy fee income decreased $21,515 (5%) and $38,797 (4%) in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The decrease in policy fee income is due to a decrease in policies issued in the current amortization period as compared to the prior year amortization period.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $64,504 (24%) and increased $54,704 (9%) in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $4,639 (14%) and $10,221 (15%) for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. This decrease is primarily a result of a decrease of 9% in the number of association members enrolled in AAQHC during the three months and a 14% decrease in the six months ended June 30, 2013, compared to the number of association members enrolled during the three and six months ended June 30, 2012.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from non-affiliated insurance companies based on premium written. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $18,279 (31%) and $26,532 (22%) for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The decrease in commission income in the three and six months ended June 30, 2013, is primarily due to a continued decline in premiums written in this program. Bedford entered into a Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting their prior written permission. For its services, Bedford receives a commission. Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent.

Finance charges and fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), increased $1,672 (10%) to $17,707 and increased $4,960 (15%) to $37,325 for the three and six months ended June 30, 2013, respectively, compared to $16,305 and $32,365 for the three and six months ended June 30, 2012. The increase in fees earned during for the three and six months ended June 30, 2013 period is a result of an increase in the number of loans issued and outstanding in the current periods compared to the prior year periods. AAC only provides premium financing for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010 and, therefore, did not earn any finance charges during the six months ended June 30, 2013 and 2012. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 58% and 63% of net premium earned for the three and six months ended June 30, 2013, respectively, compared to 64% and 60% of net premium earned for the three and six months ended June 30, 2012, respectively.

18 of 23

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended June 30
	2013	2012	Increase (Decrease)

Net earned premium	$6,757,719	$6,780,495	$(22,776)

Net losses and loss adjustment expenses
Provision for insured events of current accident year	5,030,100	5,595,159	(565,059)
Decrease in provision for insured events of prior accident years	1,139,364	1,268,731	(129,367)
Total Net Losses and Loss Adjustment Expenses	$3,890,736	$4,326,428	$(435,692)

Calendar year loss ratio	58%	64%

	Six Months Ended June 30
	2013	2012	Increase (Decrease)

Net earned premium	$13,447,236	$13,495,661	$(48,425)

Net losses and loss adjustment expenses
Provision for insured events of current accident year	10,570,795	10,662,368	(91,573)
Decrease in provision for insured events of prior accident years	2,123,609	2,614,157	(490,548)
Total Net Losses and Loss Adjustment Expenses	$8,447,186	$8,048,211	$398,975

Calendar year loss ratio	63%	60%

The loss and loss adjustment expense provision for insured events of the current accident year incurred in the three months ended June 30, 2013, decreased $565,059 compared to the three months ended June 30, 2012, primarily due to a decrease in large property losses.

A decrease in the loss and loss adjustment expense provision for insured events of prior accident years represents favorable development. As indicated in the above table, the favorable development decreased $129,367 in the three months ended June 30, 2013 and $490,548 in the six months ended June 30, 2013 compared to the prior year periods. The decrease in favorable development in the six months ended June 30, 2013, includes approximately $600,000 of adverse development of primarily property claims that occurred in December 2012.

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

19 of 23

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 23% and 22% of net premium earned for the three and six months ended June 30, 2013, respectively, compared to 25% and 26% of net premium earned for the three and six months ended June 30, 2012, respectively.

Current and prior year policy acquisition costs were affected by the implementation of FASB ASU 2010-26 during the three and six months ended March 31, 2012. The implementation reduced the acquisition costs available to be capitalized and deferred beginning in 2012. The primary policy acquisition costs affected were salary and salary related costs. The effect of a reduced deferred policy acquisition balance is a reduction of policy acquisition costs charged to expense. The effect of the implementation of FASB ASU 2010-26 reflects a decrease in salary and related incurred expense of approximately $108,000 and $269,000 for the three months ended June 30, 2013, respectively compared to the three and six months ended June 30, 2012.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)

Policy acquisition costs	$1,543,767	$1,706,793	$(163,026)	$2,977,837	$3,468,528	$(460,691)
Ratio to net earned premium (GAAP ratio)	23%	25%		22%	26%

Salaries and employee benefits decreased $18,950 (1%) to $1,286,220 and decreased $115,084 (4%) to $2,549,623 for the three and six months ended June 30, 2013, respectively, compared to salary and employee benefits of $1,305,170 and $2,664,707 for the three and six months ended June 30, 2012, respectively. The decrease in salaries and benefits is primarily a result of a reduction in employee benefit costs of approximately $24,000 for the three months and $89,000 for the six months ended June 30, 2013.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended June 30
	2013	2012	Increase (Decrease)

Total salaries and employee benefits incurred	$1,842,440	$1,845,000	$(2,560)
Less: charged to losses and loss adjustment expenses	(215,846)	(188,263)	(27,583)
Less: capitalized to policy acquisition costs	(340,374)	(351,567)	11,193
Net Amount Charged to Operating Expenses	$1,286,220	$1,305,170	$(18,950)

	Six Months Ended June 30
	2013	2012	Increase (Decrease)

Total salaries and employee benefits incurred	$3,628,542	$3,743,210	$(114,668)
Less: charged to losses and loss adjustment expenses	(396,123)	(383,339)	(12,784)
Less: capitalized to policy acquisition costs	(682,796)	(695,164)	12,368
Net Amount Charged to Operating Expenses	$2,549,623	$2,664,707	$(115,084)

20 of 23

Commissions to agents/brokers increased $5,655 (10%) to $62,220, and increased $6,283 (5%) to $122,848 for the three and six months ended June 30, 2013, respectively, compared to $56,565 and $116,565 for the three and six months ended June 30, 2012. The increase in commission expense is related to mix of the increased business written in the health insurance program that has resulted in increased commissions paid to agents and brokers producing the business for that program. Commission income in the life and health insurance program has increased approximately 24% and 9% for the three and six months ended June 30, 2013.

Other operating expenses decreased $78,787 (12%) to $594,220 and decreased $158,886 (12%) to $1,173,274 for the three and six months ended June 30, 2013, respectively, compared to $673,007 and $1,332,160 for the three and six months ended June 30, 2012, respectively. The decrease in other operating expenses in both the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012 was primarily due to a decrease in rent expense as a result of a new lease agreement the Company signed for its corporate headquarters, that became effective April 1, 2012, and to fees to the California Department of Insurance which were primarily related to the tri-annual financial examination of Crusader that was ongoing in 2012. These decreases were partially offset by increases in depreciation and amortization related to the improvements required to relocate staff to occupy a single floor at the current headquarters. In the three and six months ended June 30, 2013, none of the increases or decreases amongst other expense categories within this caption were significant.

Income tax provision was an expense of $135,864 (35% of pre-tax income) and $183,706 (42% of pre-tax income) for the three and six months ended June 30, 2013, respectively, compared to an income tax expense of $42,097 (21% of pre-tax income) and $314,705 (32% of pre-tax income) for the three and six months ended June 30, 2012, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, was primarily the result of providing a state income tax allowance for the current operating results of the Company’s non-insurance subsidiaries.

Forward Looking Statements

Certain statements contained herein, including the sections entitled “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts are forward looking. These statements, which may be identified by forward looking words or phrases such as “anticipate,” “appear,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” and “would” involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include: underwriting or marketing actions not being effective; rate increases for coverages not being sufficient; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; the outcome of rate change filings with regulatory authorities; acceptance by insureds of rate changes; adequacy of rate changes; changes in Crusader’s A.M. Best rating; regulatory changes or developments; the outcome of regulatory proceedings; unforeseen calamities; general market conditions; and the Company’s ability to introduce new profitable products.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets consist of the following:

	June 30, 2013	December 31, 2012	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$16,100,139	$23,354,211	$(7,254,072)
Short-term cash investments (at cost)	94,620,487	86,256,249	8,364,238
Certificates of deposit - over 1 year (at cost)	7,794,000	10,090,000	(2,296,000)
Total Invested Assets	$118,514,626	$119,700,460	$(1,185,834)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

21 of 23

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2013, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 6 – EXHIBITS

10.1 Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate at 26050 Mureau Road, Calabasas, CA, as amended.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

22 of 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: August 14, 2013      By: /s/ CARY L. CHELDIN

                                 Cary L. Cheldin

                                 Chairman of the Board, President and Chief

                                 Executive Officer, (Principal Executive Officer)

Date: August 14, 2013      By: /s/ LESTER A. AARON

                                 Lester A. Aaron

                                 Treasurer, Chief Financial Officer, (Principal

                                 Accounting and Principal Financial Officer)

23 of 23