Form 10-Q
period 2013-09-30
UNICO AMERICAN CORP
filed 2013-11-12
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2013
Common Stock, $0 par value per share	5,341,147

1 of 24

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2013	2012
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: September 30,
2013 $13,798,353; December 31, 2012 $33,444,211)	$13,798,054	$33,628,002
Short-term investments, at fair value	93,321,820	86,256,249
Total Investments	107,119,874	119,884,251
Cash	164,262	160,506
Accrued investment income	10,272	155,678
Receivables, net	5,827,612	5,744,592
Reinsurance recoverable:
Paid losses and loss adjustment expenses	92,737	305,201
Unpaid losses and loss adjustment expenses	5,037,248	6,584,143
Deferred policy acquisition costs	3,797,830	3,785,594
Property and equipment, net	10,282,910	856,850
Deferred income taxes	1,687,782	1,893,929
Other assets	2,089,389	637,282
Total Assets	$136,109,916	$140,008,026

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$46,876,460	$49,784,725
Unearned premiums	16,014,156	16,030,234
Advance premium and premium deposits	524,450	756,190
Accrued expenses and other liabilities	2,512,278	3,040,312
Total Liabilities	$65,927,344	$69,611,461

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued
and outstanding shares 5,341,147 at September 30, 2013, and
5,341,147 at December 31, 2012	$3,702,948	$3,685,620
Accumulated other comprehensive income (loss)	(197)	121,302
Retained earnings	66,479,821	66,589,643
Total Stockholders’ Equity	$70,182,572	$70,396,565

Total Liabilities and Stockholders' Equity	$136,109,916	$140,008,026

See condensed notes to unaudited consolidated financial statements.

2 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
REVENUES
Insurance company revenues
Net premium earned	$6,758,626	$6,941,010	$20,205,862	$20,436,671
Investment income	68,450	303,234	300,613	1,359,260
Other income	40,955	141,146	321,121	437,888
Total Insurance Company Revenues	6,868,031	7,385,390	20,827,596	22,233,819

Other revenues from insurance operations
Gross commissions and fees	778,314	820,729	2,490,227	2,535,962
Investment income	172	307	1,116	750
Finance charges and fees earned	19,206	18,503	56,531	50,868
Other income	17,004	3,535	20,274	9,086
Total Revenues	7,682,727	8,228,464	23,395,744	24,830,485

EXPENSES
Losses and loss adjustment expenses	4,765,616	3,571,972	13,212,802	11,620,183
Policy acquisition costs	1,538,087	1,659,945	4,515,924	5,128,473
Salaries and employee benefits	1,227,619	1,252,567	3,777,242	3,917,274
Commissions to agents/brokers	55,481	59,226	178,329	175,791
Other operating expenses	639,786	550,325	1,813,060	1,882,485
Total Expenses	8,226,589	7,094,035	23,497,357	22,724,206

Income (loss) before taxes	(543,862)	1,134,429	101,613	2,106,279
Income tax expense (benefit)	(175,496)	388,834	8,210	703,539
Net Income (Loss)	$(368,366)	$745,595	$(109,823)	$1,402,740

PER SHARE DATA:
Basic
Earnings (loss) per share	$(0.07)	$0.14	$(0.02)	$0.26
Weighted average shares	5,341,147	5,337,913	5,341,147	5,341,296
Diluted
Earnings (loss) per share	$(0.07)	$0.14	$(0.02)	$0.26
Weighted average shares	5,341,147	5,349,921	5,341,147	5,356,751

See condensed notes to unaudited consolidated financial statements.

3 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Net income (loss)	$(368,366)	$745,595	($109,823)	$1,402,740
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(37,912)	(221,119)	(184,089)	(1,156,494)
Income tax benefit related to changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	12,890	75,180	62,590	393,208
Comprehensive Income (Loss)	$(393,388)	$599,656	$(231,322)	$639,454

See condensed notes to unaudited consolidated financial statements.

4 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(109,823)	$1,402,740
Adjustments to reconcile net income (loss) to net cash from operations
Depreciation and amortization	161,427	91,129
Bond amortization, net	4,245	68,645
Non-cash stock based compensation	17,328	17,328
Changes in assets and liabilities
Net receivables and accrued investment income	62,386	(305,813)
Reinsurance recoverable	1,759,359	208,855
Deferred policy acquisition costs	(12,236)	230,288
Other assets	(1,028,841)	(778,822)
Unpaid losses and loss adjustment expenses	(2,908,265)	(3,457,765)
Unearned premium	(16,078)	678,163
Advance premium and premium deposits	(231,740)	112,054
Accrued expenses and other liabilities	(528,034)	(206,246)
Income taxes current/deferred	(154,528)	(56,944)
Net Cash Used by Operating Activities	(2,984,800)	(1,996,388)

Cash flows from investing activities:
Purchase of fixed maturity investments	(3,149,387)	(1,300,000)
Proceeds from maturity of fixed maturity investments	22,791,000	44,635,000
Net increase in short-term investments	(7,065,570)	(39,906,943)
Acquisition of land and building	(9,000,000)	—
Additions to property and equipment	(587,487)	(525,012)
Net Cash Provided by Investing Activities	2,988,556	2,903,045

Cash flows from financing activities:
Proceeds from exercise of stock options	—	15,245
Repurchase and adjustment of common stock	—	(226,172)
Dividends paid to stockholders	—	(1,068,298)
Net Cash Used by Financing Activities	—	(1,279,225)

Net increase (decrease) in cash	3,756	(372,568)
Cash at beginning of period	160,506	467,087
Cash at End of Period	$164,262	$94,519

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$158,953	$758,949

See condensed notes to unaudited consolidated financial statements.

5 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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
6 of 24

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and nine months ended September 30, 2013. The Company has or will retire all stock repurchased.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings (loss) per share and diluted earnings (loss) per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Basic earnings (loss) per share
Net income (loss)	$(368,366)	$745,595	$(109,823)	$1,402,740

Weighted average shares outstanding	5,341,147	5,337,913	5,341,147	5,341,296

Basic earnings (loss) per share	$(0.07)	$0.14	$(0.02)	$0.26

Diluted earnings (loss) per share
Net income (loss)	$(368,366)	$745,595	$(109,823)	$1,402,740

Weighted average shares outstanding	5,341,147	5,337,913	5,341,147	5,341,296
Effect of dilutive securities	—	12,008	—	15,455
Diluted shares outstanding	5,341,147	5,349,921	5,341,147	5,356,751

Diluted earnings (loss) per share	$(0.07)	$0.14	$(0.02)	$0.26

Basic earnings (loss) per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, options are excluded from the calculation of diluted earnings per share, as the inclusion of such options would have an anti-dilutive effect.

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

Accounting Guidance Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (“ASU 2013-11”). The objective of the ASU is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The ASU seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry-forwards, similar tax losses, or tax credit carry-forwards exist. ASU 2013-11 will be effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company is currently evaluating the impact of this guidance; however, the Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

7 of 24

There have been no other recent accounting standards issued during the three and nine months ended September 30, 2013, that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company (Crusader) and American Acceptance Corporation are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2010 and California state income tax authorities for tax returns filed starting at taxable year 2009. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of September 30, 2013, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30	December 31
	2013	2012

Land and building located in Calabasas, California
Land	$1,787,485	$—
Building	7,212,515	—

Other property and equipment located in Woodland Hills, California
Furniture, fixtures, leasehold improvements, computer and office equipment	3,235,458	2,647,971
Accumulated depreciation and amortization	(1,952,548)	(1,791,121)
Net property and equipment	$10,282,910	$856,850

On September 26, 2013, Crusader closed escrow on the purchase of land and building located in Calabasas, California. There is no relationship between the seller and the Company. The real estate consists of a two-story office building located on commercial land in Calabasas, California, about four miles from the Company’s current location. The office building has approximately 46,843 square feet. The purchase price of the land and building was $9,500,000 plus acquisition costs of $106,505. Acquisition costs were expensed as period costs. The Company determined that the purchase price represented the fair value of the assets acquired. No liabilities were assumed. The consideration for the land and building was cash. The purchase price included $500,000 to reimburse the seller for rents on existing tenants in excess of current market through June 30, 2014. The $500,000 is recorded as a deferred asset and will be amortized monthly through June 30, 2014, the remaining life of the lease terms. The deferred asset is reflected in Other Assets on the Consolidated Balance Sheets. Crusader intends to hold the property for rental income until approximately July 1, 2014. After that date, Crusader intends to lease approximately half of the building to non-affiliated companies. The remaining half is intended to be occupied by Crusader with the remaining portion leased to its affiliated companies. This property is intended to be the new home office of the Company.

8 of 24

The Company considered many factors in its decision to purchase a building. Some of the factors considered by management, though not definitive, include:

1.	The Company has been paying rent at its present location since 1987 and, therefore, has not received any benefit from equity buildup or long-term appreciation.
2.	The current and expected cost benefit of ownership versus renting is favorable to ownership.
3.	The Company would have a facility that can accommodate any future growth.
4.	The timing of the current real estate marketplace is favorable.
5.	The purchase is a more efficient use of the Company’s available cash compared to maintaining the funds in the Company’s current investment portfolio.
6.	The new building will provide the Company with a substantial improvement in the quality and appearance of its office space.
7.	Ownership will provide the Company a hedge against possible future inflation of occupancy costs.

The Company is in the process of completing its purchase price allocations and costs segregation analysis for the acquisition of the Calabasas building, including the determination of depreciable lives. The Company expects this analysis to be completed within one year of the purchase date. The Company’s best estimate of the fair values of the assets acquired on the purchase date of September 26, 2013, includes the land and building as reflected in the above table. No deferred charges or other assets were acquired and no liabilities were assumed.

Since the date of the acquisition, the Company has included the Calabasas, California land and building in its consolidated financial statements. The property has generated incremental revenue and income which was considered insignificant for the reporting period due to the timing of the acquisition.

Depreciation on other property and equipment located in Woodland Hills, California is computed using straight line methods over 3 to 7 years. Amortization of leasehold improvements is computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 were $161,427 and $91,129, respectively.

NOTE 7 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the three and nine months ended September 30, 2013, compared to 90% of consolidated revenues for the three and nine months ended September 30, 2012, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Revenues
Insurance company operation	$6,868,031	$7,385,390	$20,827,596	$22,233,819

Other insurance operations	2,976,559	3,084,781	9,169,331	9,428,709
Intersegment eliminations (1)	(2,161,863)	(2,241,707)	(6,601,183)	(6,832,043)
Total other insurance operations	814,696	843,074	2,568,148	2,596,666

Total revenues	$7,682,727	$8,228,464	$23,395,744	$24,830,485

Income (loss) before income taxes
Insurance company operation	$(15,105)	$1,571,586	$1,196,749	$3,947,115
Other insurance operations	(528,757)	(437,157)	(1,298,362)	(1,840,836)
Total income (loss) before income taxes	$(543,862)	$1,134,429	$(101,613)	$2,106,279

9 of 24

	As of
	September 30	December 31
	2013	2012
Assets
Insurance company operation	$120,683,527	$124,503,134
Intersegment eliminations (2)	(918,979)	(828,309)
Total insurance company operation	119,764,548	123,674,825

Other insurance operations	16,345,368	16,333,201
Total assets	$136,109,916	$140,008,026

(1)	Intersegment revenue eliminations reflect commission paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of September 30, 2013, and December 31, 2012:

	Level 1	Level 2	Level 3	Total
September 30, 2013
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$7,100,054	$—	$—	$7,100,054
Certificates of deposit	—	6,698,000	—	6,698,000
Total fixed maturity securities	7,100,054	6,698,000	—	13,798,054
Cash and short-term investments	93,486,082	—	—	93,486,082
Total financial instruments at fair value	$100,586,136	$6,698,000	$—	$107,284,136

10 of 24

	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$23,538,002	$—	$—	$23,538,002
Certificates of deposit	—	10,090,000	—	10,090,000
Total fixed maturity securities	23,538,002	10,090,000	—	33,628,002
Cash and short-term investments	86,416,755	—	—	86,416,755
Total financial instruments at fair value	$109,954,757	$10,090,000	$—	$120,044,757

The carrying amount of the Company’s financial instruments as reflected in the consolidated balance sheets approximate the fair values given the short-term nature. Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and nine months ended September 30, 2013 and 2012.

NOTE 9 – INVESTMENTS

A summary of total investment income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Fixed maturities	$51,006	$284,149	$239,167	$1,326,250
Short-term investments	17,616	19,392	62,562	33,760
Total investment income	$68,622	$303,541	$301,729	$1,360,010

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
Available for sale:
Fixed maturities
Certificates of deposit	$6,698,000	$—	$—	$6,698,000
U.S. treasury securities	7,100,353	2,170	(2,469)	7,100,054
Total fixed maturities	$13,798,353	$2,170	$(2,469)	$13,798,054

December 31, 2012
Available for sale:
Fixed maturities
Certificates of deposit	$10,090,000	$—	$—	$10,090,000
U.S. treasury securities	23,354,211	183,791	—	23,538,002
Total fixed maturities	$33,444,211	$183,791	$—	$33,628,002

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2013	2012

Gross unrealized appreciation of fixed maturities	$2,170	$183,791
Gross unrealized (depreciation) of fixed maturities	(2,469)	—
Net unrealized (depreciation) appreciation on investments	(299)	183,791
Deferred federal tax benefit (expense)	102	(62,489)
Net unrealized (depreciation) appreciation, net of deferred income taxes	$(197)	$121,302

The Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than nine months as of September 30, 2013, and had no investments in an unrealized loss position at December 31, 2012.

11 of 24

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments during the three and nine months ended September 30, 2013 and 2012.

The Company’s investment in Certificates of Deposit (CDs) included $6,098,000 and $9,490,000 of brokered CDs as of September 30, 2013 and December 31, 2012, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of September 30, 2013 and December 31, 2012, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments consist of the following:

	September 30, 2013	December 31, 2012

U.S. treasury bills	$90,989,635	$78,776,954
U.S. treasury money market fund	3,362	3,494,729
Bank money market accounts	2,327,061	3,982,804
Bank savings accounts	1,762	1,762
Total short-term investments	$93,321,820	$86,256,249

NOTE 10 – CONTINGENCIES

One of the Company’s agents that was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the other individual was resolved. The Company collected $62,750 during the nine months ended September 30, 2013, and $101,204 during the year ended December 31, 2012. As of September 30, 2013, the agent’s balance due to Unifax was $1,331,272. The Company’s bad debt reserve was $931,272 which represents approximately 70% of the current balance due to Unifax. The Company’s bad debt reserve is subject to change as more information becomes available.

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

12 of 24

Total revenue for the three months ended September 30, 2013, was $7,682,727 compared to $8,228,464 for the three months ended September 30, 2012, a decrease of $545,737 (7%). Total revenue for the nine months ended September 30, 2013, was $23,395,744 compared to $24,830,485 for the nine months ended September 30, 2012, a decrease of $1,434,741 (6%). The Company had a net loss of $368,366 for the three months ended September 30, 2013, compared to net income of $745,595 for the three months ended September 30, 2012, a decrease of $1,113,961 (149%). The Company had a net loss of $109,823 for the nine months ended September 30, 2013, compared to net income of $1,402,740 for the nine months ended September 30, 2012, a decrease of $1,512,563 (108%).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 89% of consolidated revenues for the three and nine months ended September 30, 2013, compared to 90% of consolidated revenues for the three and nine months ended September 30, 2012, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of September 30, 2013, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business has been written in the state of California. In October of 2013, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

The California Department of Insurance (the insurance department) conducts periodic financial examinations of Crusader. During 2012, the insurance department began conducting a financial examination of Crusader’s December 31, 2009 through December 31, 2011, statutory financial statements. On June 6, 2013, Crusader was notified that the report of examination was officially filed and became part of the records of the insurance department. No comments or recommendations were identified in the current report of examination or the previous report of examination.

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

For the three months ended September 30, 2013, direct written premium as reported on the Company’s statutory statement was $7,853,295 compared to $8,176,524, for the three months ended September 30, 2012, a decrease of $323,229 (4%). For the nine months ended September 30, 2013, direct written premium as reported on the Company’s statutory statement was $24,037,406 compared to $24,914,049, for the nine months ended September 30, 2012, a decrease of $876,643 (4%).

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

13 of 24

Crusader’s underwriting profit (before income taxes) is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)

Net written premium	$6,558,401	$6,881,642	$(323,241)	$20,189,668	$21,066,018	$(876,350)
Net change in unearned premium	200,225	59,368	140,857	16,194	(629,347)	(645,541)
Net premium earned	6,758,626	6,941,010	(182,384)	20,205,862	20,436,671	(230,809)
Less:
Losses and loss adjustment expenses	4,765,616	3,571,972	1,193,644	13,212,802	11,620,183	1,592,619
Policy acquisition costs	1,538,087	1,659,945	(121,858)	4,515,924	5,128,473	(612,549)
Total	6,303,703	5,231,917	1,071,786	17,728,726	16,748,656	980,070
Underwriting profit (before income taxes)	$454,923	$1,709,093	$(1,254,170)	$2,477,136	$3,688,015	$(1,210,879)

The following table provides an analysis of the losses and loss adjustment expenses:

	Three months ended September 30			Nine months ended September 30
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)

Losses and loss adjustment expenses
Provision for insured events of current year	$5,997,260	$4,597,500	$1,399,760	$16,568,055	$15,259,868	$1,308,187
Decrease in provision for events of prior years	1,231,644	1,025,528	206,116	3,355,253	3,639,685	(284,432)
Total losses and loss adjustment expenses	$4,765,616	$3,571,972	$1,193,644	$13,212,802	$11,620,183	$1,592,619

Losses and loss adjustment expenses were 71% and 65% of net premium earned for the three and nine months ended September 30, 2013, respectively, compared to 51% and 57% of net premium earned for the three and nine months ended September 30, 2012, respectively.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 11% of total revenues in the three and nine months ended September 30, 2013, compared to 10% of total revenues in the three and nine months ended September 30, 2012, respectively.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of total invested assets of approximately $107,120,173 (at amortized cost) and $124,545,446 (at amortized cost) as of September 30, 2013 and 2012, respectively. Investment income decreased $234,919 (77%) and $1,058,281 (78%) to $68,622 and $301,729 for the three and nine months ended September 30, 2013, respectively, compared to $303,541 and $1,360,010 for the three and nine months ended September 30, 2012, respectively. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the rate of return on those invested assets. The Company’s annualized weighted average investment yield on its fixed maturity obligations decreased to 0.2% and 0.4% for the three and nine months ended September 30, 2013, respectively, from 1.4% and 1.0% for the three and nine months ended September 30, 2012, respectively. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader holds a significant amount of cash primarily as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at September 30, 2013, were $107,284,435 compared to $124,639,965 at September 30, 2012. Crusader's cash and investments were 98% of the total cash and investments (at amortized cost) held by the Company as of September 30, 2013 and 2012.

14 of 24

As of September 30, 2013, the Company had invested $13,798,353 (at amortized cost) (13%) in long-term fixed maturity obligations and $93,321,820 (87%) in short-term investments. The long-term investments include $7,100,353 (51%) of U.S. treasury securities and $6,698,000 (49%) of long-term FDIC insured certificates of deposit. The short-term investments include U.S. treasury bills of $90,989,635, bank money market and savings accounts of $2,328,823, and a U.S. treasury money market fund of $3,362. All of the Company’s short-term investments are all highly rated and redeemable within one year

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investment in fixed maturity securities are classified as available-for-sale and while the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and nine months ended September 30, 2013. The Company has or will retire all stock repurchased.

The Company reported $2,984,800 net cash used by operating activities for the nine months ended September 30, 2013, an increase of $988,412 (50%) compared to $1,996,388 net cash used by operating activities for the nine months ended September 30, 2012. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of September 30, 2013, the Company had only 674 open claims. Although the Consolidated Statements of Cash Flows continue to reflect net cash used by operating activities, the Company does not anticipate future liquidity problems; and it continues well capitalized, and adequately reserved. As of September 30, 2013, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 0.7 years.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 2013, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds. There were no trust restrictions on cash and short-term investments at September 30, 2013.

The increase in Property and Equipment, net, primarily relates to the purchase of property in Calabasas, California in the amount of $9,000,000 on September 26, 2013. The total purchase price was $9,500,000 and included a deferred asset of $500,000 related to the in-place leases and is reflected in Other Assets. The acquisition cost of the property of $106,505 was expensed. See Note 6 of Item I for the details of the purchase and discussion of the factors considered by management in its decision to purchase the property. The increase in other property and equipment located in Woodland Hills, California of $587,487 (before depreciation and amortization) was primarily due to the costs incurred by the Company related to computer hardware and software systems: its new policy administration system, new general ledger system, new phone system, and the upgrading of its networks. The Company is currently implementing and configuring these systems. The Company depreciates and amortizes these costs as the systems become operational.

15 of 24

Results of Operations

For the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, total revenues decreased by $545,737 (7%) and $1,434,741 (6%), income (loss) before taxes decreased by $1,678,291 and $2,207,892, and net income (loss) decreased by $1,113,961 and $1,512,563, respectively. The decrease in revenues was primarily due to a decrease in investment income of $234,919 (77%) and $1,058,281 (78%) and a decrease in earned premium of $182,384 (3%) and $230,809 (1%), respectively. The decrease in income before taxes was primarily due to the decrease in revenues as discussed above and due to an increase in total loss and loss and loss adjustment expenses of $1,193,644 (33%) and $1,592,619 (14%) for the three and nine months ended September 30, 2013, respectively.

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement decreased $323,229 (4%) to $7,853,295 and decreased $876,643 (4%) to $24,037,406 for the three and nine months ended September 30, 2013, respectively, compared to $8,176,524 and $24,914,049 for the three and nine months ended September 30, 2012, respectively.

The decrease in written premium was primarily due to the termination of relations with certain specialty producers in the Company’s Used Car Dealers and Towing programs and from management’s continued emphasis on rate adequacy and underwriting discipline. The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents. In order to enhance service, the Company is currently implementing and configuring a new policy administration system that is primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Crusader does not intend to substantially increase its number of appointed retail agents until the Company implements its new policy administration system.

Premium earned before reinsurance decreased $186,659 (2%) and $182,402 (1%) to $8,046,383 and $24,053,485 for the three and nine months ended September 30, 2013, respectively, compared to $8,233,042 and $24,235,887 for the three and nine months ended September 30, 2012, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Earned ceded premium decreased $4,275 (less than 1%) to $1,287,757 and increased $48,407 (1%) to $3,847,623 for the three and nine months ended September 30, 2013, respectively, compared to $1,292,032 and $3,799,216 for the three and nine months ended September 30, 2012, respectively. Earned ceded premium as a percentage of direct earned premium was 16% for the three and nine months ended September 30, 2013 and 2012, respectively.

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

16 of 24

Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of September 30, 2013, the Company has received a total net contingent commission of $3,647,706 for the years subject to contingent commission. Of this amount, the Company has recognized $3,572,009 of contingent commission income, of which $29,566 and $286,152 was recognized in the three and nine months ended September 30, 2013, respectively. The remaining balance of the net payments received of $75,697 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission. The 2007 through 2013 excess of loss reinsurance treaties do not provide for a contingent commission.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2013, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)

Direct earned premium	$8,046,383	$8,233,042	$(186,659)	$24,053,485	$24,235,887	$(182,402)
Earned ceded premium	1,287,757	1,292,032	(4,275)	3,847,623	3,799,216	48,407
Net earned premium	$6,758,626	$6,941,010	$(182,384)	$20,205,862	$20,436,671	$(230,809)
Ratio of earned ceded premium to direct earned premium	16%	16%		16%	16%

Investment income decreased $234,919 (77%) and $1,058,281 (78%) to $68,622 and $301,729 for the three and nine months ended September 30, 2013, respectively, compared to $303,541 and $1,360,010 for the three and nine months ended September 30, 2012, respectively. The Company had no realized gains or losses for the three and nine months ended September 30, 2013 and 2012. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the rate of return on those invested assets. The Company’s annualized weighted average investment yield on its fixed maturity obligations decreased to 0.2% and 0.4% for the three and nine months ended September 30, 2013, respectively, compared to 1.0% and 1.4% for the three and nine months ended September 30, 2012, respectively. The decrease in the annualized yield on average invested assets is primarily a result of the short duration of the Company’s investments and lower yields in the marketplace on both new and reinvested assets.

Investment income and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Average invested assets* - at amortized cost	$112,817,399	$124,323,946	$113,410,316	$126,293,796
Interest income
Insurance company operations	$68,450	$303,234	$300,613	$1,359,260
Other operations	172	307	1,116	750
Total investment income and realized gains	$68,622	$303,541	$301,729	$1,360,010
Annualized yield on average invested assets	0.2%	1.0%	0.4%	1.4%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at September 30, 2013, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

17 of 24

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2013	$8,099,000	$8,099,000	$8,101,170	0.3%
December 31, 2014	1,950,000	1,950,000	1,950,000	0.5%
December 31, 2015	3,299,000	3,299,000	3,299,000	0.5%
December 31, 2016	350,000	350,000	350,000	1.1%
December 31, 2018	100,000	100,353	97,884	0.7%
Total	$13,798,000	$13,798,353	$13,798,054	0.4%

The weighted average maturity of the Company’s fixed maturity investments was 0.7 years as of September 30, 2013, and 2012. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of September 30, 2013, the Company held fixed maturity investments with unrealized appreciation of $2,170 and held one fixed maturity investment with unrealized depreciation of $2,469 for a continuous period of less than nine months. As of September 30, 2012, the Company held fixed maturity investments with unrealized appreciation of $297,451 and held no fixed maturity investments with unrealized depreciation. The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the three months ended September 30, 2013 and 2012.

Other Income included in Insurance Company Revenues decreased $100,191 (71%) and $116,767 (27%) to $40,955 and $321,121 for the three and nine months ended September 30, 2013, respectively, compared to $141,146 and $437,888 for the three and nine months ended September 30, 2012, respectively. Fluctuations in other income included in Insurance Company Revenues in any given period are primarily related to the change in the amount of contingent commission recognized during any given period. The Company recognized $29,566 and $286,152 of contingent commission during the three and nine months ended September 30, 2013, respectively, compared to $133,600 and $403,320 recognized during the three and nine months ended September 30, 2012, respectively.

Gross commissions and fees decreased $42,415 (5%) and $45,735 (2%) to $778,314 and $2,490,227 for the three and nine months ended September 30, 2013, respectively, compared to $820,729 and $2,535,962 for the three and nine months ended September 30, 2012, respectively.

The increases and (decreases) in gross commission and fee income for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Policy fee income	$419,566	$442,984	$(23,418)	$1,273,585	$1,335,801	$(62,216)
Health insurance program	294,056	285,566	8,490	937,918	874,723	63,195
Membership and fee income	28,286	33,645	(5,359)	87,669	103,249	(15,580)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	36,406	58,534	(22,128)	132,310	180,970	(48,660)
Contingent commission	—	—	—	58,745	41,219	17,526
Total	$778,314	$820,729	$(42,415)	$2,490,227	$2,535,962	$(45,735)

18 of 24

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” Policy fee income decreased $23,418 (5%) and $62,216 (5%) in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The decrease in policy fee income is due to a decrease in policies issued in the current amortization period as compared to the prior year amortization period.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $8,490 (3%) and increased $63,195 (7%) in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $5,359 (16%) and $15,580 (15%) for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. This decrease is primarily a result of a decrease of 16% in the number of association members enrolled in AAQHC during the three months and a 16% decrease in the nine months ended September 30, 2013, compared to the number of association members enrolled during the three and nine months ended September 30, 2012.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from non-affiliated insurance companies based on premium written. Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting their prior written permission. For its services, Bedford receives a commission. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $22,128 (38%) and $48,660 (27%) for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The decrease in commission income in the three and nine months ended September 30, 2013, is primarily due to a continued decline in premiums written in this program from the non-affiliated insurance companies that it previously represented as a general agent.

Finance charges and fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), increased $703 (4%) and $5,663 (11%) to $19,206 and $56,531 for the three and nine months ended September 30, 2013, respectively, compared to $18,503 and $50,868 for the three and nine months ended September 30, 2012. The increase in fees earned during for the three and nine months ended September 30, 2013 period is a result of an increase in the number of loans issued and outstanding in the current periods compared to the prior year periods. AAC only provides premium financing for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010 and, therefore, did not earn any finance charges during the nine months ended September 30, 2013 and 2012. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 71% and 65% of net premium earned for the three and nine months ended September 30, 2013, respectively, compared to 51% and 57% of net premium earned for the three and nine months ended September 30, 2012, respectively.

19 of 24

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended September 30
	2013	2012	Increase (Decrease)

Net earned premium	$6,758,626	$6,941,010	$(182,384)

Net losses and loss adjustment expenses
Provision for insured events of current accident year	5,997,260	4,597,500	1,399,760
Decrease in provision for insured events of prior accident years	1,231,644	1,025,528	206,116
Total net losses and loss adjustment expenses	$4,765,616	$3,571,972	$1,193,644

Calendar year loss ratio	71%	51%

	Nine Months Ended September 30
	2013	2012	Increase (Decrease)

Net earned premium	$20,205,862	$20,436,671	$(230,809)

Net losses and loss adjustment expenses
Provision for insured events of current accident year	16,568,055	15,259,868	1,308,187
Decrease in provision for insured events of prior accident years	3,355,253	3,639,685	(284,432)
Total net losses and loss adjustment expenses	$13,212,802	$11,620,183	$1,592,619

Calendar year loss ratio	65%	57%

The loss and loss adjustment expense provision for insured events of the current accident year incurred in the three and nine months ended September 30, 2013, increased $1,399,760 and $1,308,187 compared to the three and nine months ended September 30, 2012, respectively, primarily due to an increase in large property losses. In the quarter ending September 30, 2013, the Company incurred a fire loss that affected a restaurant and a building, both insured by separate policies issued by the Company to separate customers. This event resulted in the Company incurring two retentions from its reinsurers on its working layer treaties. Such an event has never before occurred in the history of the Company. The Company’s Catastrophe treaties were not utilized because the combined total loss did not significantly exceed the Catastrophe treaty’s retention. The total net incurred loss and loss adjustment expense in that fire loss was $1,001,450 in the three months ended September 30, 2013. The Company is currently reviewing its risk management policies and working with its reinsurers to better protect it from a possible repeat of this type of event.

A decrease in the loss and loss adjustment expense provision for insured events of prior accident years represents favorable development. As indicated in the above table, the favorable development increased $206,116 in the three months ended September 30, 2013 and decreased $284,432 in the nine months ended September 30, 2013 compared to the prior year periods. The decrease in favorable development in the nine months ended September 30, 2013, includes unusual adverse development of property claims that occurred in December 2012.

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

20 of 24

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. These costs were approximately 22% and 23% of net premium earned for the three and nine months ended September 30, 2013, respectively, compared to 24% and 25% of net premium earned for the three and nine months ended September 30, 2012, respectively.

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

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Policy acquisition costs	$1,538,087	$1,659,945	$(121,858)	$4,515,924	$5,128,473	$(612,549)
Ratio to net earned premium (GAAP ratio)	23%	24%		22%	25%

Salaries and employee benefits decreased $24,948 (2%) and $140,032 (4%) to $1,227,619 and $3,777,242 for the three and nine months ended September 30, 2013, respectively, compared to salary and employee benefits of $1,252,567 and $3,917,274 for the three and nine months ended September 30, 2012, respectively. The decrease in salaries and benefits is primarily a result of a reduction in employee benefit costs of approximately $24,000 for the three months and $97,000 for the nine months ended September 30, 2013.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended September 30
	2013	2012	Increase (Decrease)

Total salaries and employee benefits incurred	$1,815,684	$1,809,354	$6,330
Less: charged to losses and loss adjustment expenses	(246,042)	(206,429)	(39,613)
Less: capitalized to policy acquisition costs	(342,023)	(350,358)	8,335
Net Amount Charged to Operating Expenses	$1,227,619	$1,252,567	$(24,948)

21 of 24

	Nine Months Ended September 30
	2013	2012	Increase (Decrease)

Total salaries and employee benefits incurred	$5,444,226	$5,552,564	$(108,338)
Less: charged to losses and loss adjustment expenses	(642,165)	(589,768)	(52,397)
Less: capitalized to policy acquisition costs	(1,024,819)	(1,045,522)	20,703
Net Amount Charged to Operating Expenses	$3,777,242	$3,917,274	$(140,032)

Commissions to agents/brokers decreased $3,745 (6%) to $55,481, and increased $2,538 (1%) to $178,329 for the three and nine months ended September 30, 2013, respectively, compared to $59,226 and $175,791 for the three and nine months ended September 30, 2012. The fluctuation in commission expense is related to the mix of business written in the health insurance program that resulted in commissions paid to agents and brokers producing the business for that program. Commission income in the life and health insurance program has increased approximately 3% and 7% for the three and nine months ended September 30, 2013.

Other operating expenses increased $89,461 (16%) to $639,786 and decreased $69,425 (4%) to $1,813,060 for the three and nine months ended September 30, 2013, respectively, compared to $550,325 and $1,882,485 for the three and nine months ended September 30, 2012, respectively. The increase in other operating expenses in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily due to the acquisition costs of $106,505 related to the new building purchase that were expensed as incurred. The decrease in other operating expenses in the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, were primarily due to a decrease in rent expense as a result of a new lease agreement the Company signed for its corporate headquarters that became effective April 1, 2012, and due to fees paid to the California Department of Insurance which were primarily related to the tri-annual financial examination of Crusader that was ongoing in 2012. These decreases were partially offset by increases depreciation and amortization related to the tenant improvements incurred to relocate staff at the current headquarters and the expenses of the new building acquisition costs.

Income tax provision was a benefit of $175,496 (32% of pre-tax loss) and an expense of $8,210 (8% of pre-tax loss) for the three and nine months ended September 30, 2013, respectively, compared to an income tax expense of $388,834 (34% of pre-tax income) and $703,539 (33% of pre-tax income) for the three and nine months ended September 30, 2012, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily the result of providing a state income tax valuation allowance against the current operating results of the Company’s non-insurance subsidiaries.

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

22 of 24

The Company’s invested assets consist of the following:

	September 30 2013	December 31 2012	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$7,100,353	$23,354,211	$(16,253,858)
Short-term cash investments (at cost)	93,321,820	86,256,249	7,065,571
Certificates of deposit - over 1 year (at cost)	6,698,000	10,090,000	(3,392,000)
Total Invested Assets	$107,120,173	$119,700,460	$(12,580,287)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2013, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: November 11, 2013      By: /s/ CARY L. CHELDIN

                                 Cary L. Cheldin

                                 Chairman of the Board, President and Chief

                                 Executive Officer, (Principal Executive Officer)

Date: November 11, 2013      By: /s/ LESTER A. AARON

                                 Lester A. Aaron

                                 Treasurer, Chief Financial Officer, (Principal

                                 Accounting and Principal Financial Officer

24 of 24