Form 10-K
period 2013-12-31
UNICO AMERICAN CORP
filed 2014-03-28
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013	Commission File No. 0-3978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23251 Mulholland Drive, Woodland Hills, California	91364
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

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

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 28, 2013, the last business day of Registrant’s most recently completed second fiscal quarter was $32,269,574.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2014
Common Stock, $0 Par value per share	5,341,147

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(a) by a date no later than 120 days after December 31, 2013, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment - insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico’s property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, are as follows:

	Year ended December 31
	2013		2012		2011
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company revenues	$27,806,086	89.3%	$29,336,197	89.6%	$30,791,722	89.1%

Other revenues from insurance operations
Gross commissions and fees:
Health insurance program commission income	1,233,324	4.0%	1,157,700	3.5%	1,407,490	4.1%
Policy fee income	1,667,102	5.4%	1,773,234	5.5%	1,829,257	5.3%
Daily automobile rental insurance program commission	224,180	0.7%	273,530	0.8%	305,516	0.9%
Association operations membership and fee income	114,801	0.4%	134,609	0.4%	156,165	0.4%
Other commission and fee income	—	—	—	—	—	—
Total gross commission and fee income	3,239,407	10.5%	3,339,073	10.2%	3,698,428	10.7%
Investment income	1,168	—	1,151	—	1,852	—
Finance charges and fees earned	76,845	0.2%	70,013	0.2%	70,901	0.2%
Other income	7,386	—	10,136	—	13,798	—
Total other revenues from insurance operations	3,324,806	10.7%	3,420,373	10.4%	3,784,979	10.9%

Total revenues	$31,130,892	100.0%	$32,756,570	100.0%	$34,576,701	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. Since 2004, all Crusader business has been written in the state of California. During the year ended December 31, 2013, approximately 98% of Crusader’s business was commercial multiple peril policies. Commercial multiple peril policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis. Crusader is domiciled in California; and as of December 31, 2013, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

Production and Servicing of Policies

The Company sells its insurance policies through Unifax Insurance Systems, Inc. (Unifax), Crusader’s sister corporation and exclusive general agent. All policies are produced by a network of brokers and retail agents. During 2013, Crusader continued to introduce new products as well as product changes such as revised rates, eligibility guidelines, rules and coverage forms. In order to improve service, the Company is currently customizing and configuring a new policy administration system that is primarily focused upon transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Crusader does not intend to substantially increase its number of retail agents appointed until the Company implements its new policy administration system.

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

Loss Year(s)	Reinsurer(s)	A. M. Best Rating	Retention	Annual Aggregate Deductible

2011 – 2013	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A+ A+	$500,000	$ -

2005 – 2010	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A+	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A+	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A+ A	$250,000	$500,000

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

The 2007 through 2013 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covered the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties did not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2013, the Company has received a total net contingent commission of $3,647,706 for the years subject to contingent commission. Of this amount, the Company has recognized $3,586,959 of contingent commission income; of which $301,102, $443,697 and $518,301 was recognized in the years ended December 31, 2013, 2012 and 2011, respectively. The remaining balance of the net payments received of $60,747 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions, from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2013, 2012 and 2011 Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000), and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

The Company has no reinsurance recoverable balances in dispute.

The Company evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2013, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of earned premium ceded to the reinsurers was $5,121,233 for the year ended December 31, 2013, $5,135,929 for the year ended December 31, 2012, and $5,348,319 for the year ended December 31, 2011.

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

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 2003 through 2012. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate may change as more information becomes known. The Company believes that its loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects redundancies in Crusader’s net loss and loss adjustment expense reserves for each of the 2003 through 2012 periods. The gross loss and loss adjustment expense reserves also reflect a cumulative redundancy for the 2003 through 2012 periods. See discussion of losses and loss adjustment expenses in Item 7 - “Management’s Discussion and Analysis - Results of Operations - Insurance Company Operation.”

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

	CRUSADER INSURANCE COMPANY
	ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
	Year Ended December 31
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013

Reserve for Unpaid Losses and Loss Adjustment Expenses, Net	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582	$39,448,546

Paid Cumulative as of
1 Year Later	18,546,279	14,626,446	17,257,218	18,136,957	20,255,356	17,123,126	15,809,062	12,431,401	11,351,147	11,745,141
2 Years Later	28,289,327	26,374,067	30,280,022	32,708,859	34,175,791	27,981,461	24,809,437	19,595,440	17,779,156
3 Years Later	35,508,898	34,031,644	39,459,338	40,477,741	40,878,873	33,327,793	29,641,757	23,297,603
4 Years Later	39,577,949	37,471,168	44,045,638	43,803,412	44,243,160	35,105,657	31,495,691
5 Years Later	41,417,614	38,960,467	45,490,105	45,453,118	45,060,447	36,003,375
6 Years Later	42,384,891	39,606,633	48,502,411	46,048,205	45,811,654
7 Years Later	42,843,453	40,434,752	49,035,550	46,577,491
8 Years Later	43,655,452	40,943,349	49,552,230
9 Years Later	44,164,176	41,424,655
10 Years Later	44,645,839

Reserves Re-estimated as of
1 Year Later	58,048,427	63,525,526	64,064,785	65,958,329	62,748,486	54,883,464	50,841,366	44,900,923	42,149,270	38,641,123
2 Years Later	54,623,000	51,981,027	60,840,795	61,135,905	59,520,345	51,044,229	47,332,499	40,856,252	36,568,583
3 Years Later	50,602,947	49,959,618	57,688,373	56,989,424	56,548,186	47,343,297	43,887,081	35,561,980
4 Years Later	49,959,618	47,537,734	55,381,880	54,055,748	54,131,673	44,479,597	39,135,538
5 Years Later	47,848,145	46,539,900	52,540,959	52,443,534	51,927,804	40,337,061
6 Years Later	47,335,768	44,229,362	51,219,584	50,931,469	48,468,874
7 Years Later	45,793,998	43,383,538	52,482,257	48,219,250
8 Years Later	45,401,564	43,057,576	50,631,560
9 Years Later	45,520,627	42,220,923
10 Years Later	45,312,208

Cumulative Redundancy	$13,571,653	$25,129,066	$25,063,907	$21,857,180	$17,836,413	$18,501,956	$16,274,007	$14,181,401	$9,943,596	$4,559,459
Gross Liability for Unpaid Losses and
Loss Adjustment Expenses	$78,139,090	$87,469,000	$101,914,548	$93,596,117	$94,730,711	$78,654,590	$71,585,408	$61,559,695	$54,486,843	$49,784,725	$43,876,829

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(19,255,229)	(20,119,011)	(25,679,081)	(23,519,687)	(28,425,424)	(19,815,573)	(16,175,863)	(11,816,314)	(7,974,664)	(6,584,143)	(4,428,283)

Net Liability for Unpaid Losses and
Loss Adjustment Expenses	$58,883,861	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582	$39,448,546

Gross Liability Re-estimated	$61,453,826	$54,692,255	$65,441,161	$59,432,315	$60,045,260	$48,415,776	$44,340,946	$39,353,672	$39,683,872	$45,222,038
Ceded Liability Re-estimated	(16,141,618)	(12,471,332)	(14,809,601)	(11,213,065)	(11,576,386)	(8,078,715)	(5,205,408)	(3,790,692)	(3,115,289)	(6,580,915)
Net Liability Re-estimated	$45,312,208	$42,220,923	$50,631,560	$48,219,250	$48,468,874	$40,337,061	$39,135,538	$35,561,980	$36,568,583	$38,641,123
Gross Reserve Redundancy	$16,685,264	$32,776,745	$36,473,387	$34,163,802	$34,685,451	$30,238,814	$27,244,462	$22,207,023	$14,802,971	$4,562,687

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

	Twelve months ended December 31
Statutory:	2013	2012	2011	2010	2009

Net premium written	$26,093,283	$27,391,289	$26,719,847	$25,270,320	$29,635,898
Policyholders’ surplus	$61,411,166	$59,062,170	$67,277,035	$62,520,958	$62,553,813
Ratio	0.4 to 1	0.5 to 1	0.4 to 1	0.4 to 1	0.5 to 1

Crusader’s results herein are reported in accordance with U.S. generally accepted accounting principles (GAAP). These results differ from Crusader’s financial results reported in accordance with Statutory Accounting Principles (SAP) as prescribed or permitted by insurance regulatory authorities. Crusader is required to file financial statements with insurance regulatory authorities prepared on a SAP basis.

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

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2013, was 1,071% of authorized control level risk-based capital.

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

In 2013, Crusader was outside the usual value on one of the thirteen IRIS ratio tests. IRIS Ratio test number 6 considers Crusader’s 2013 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3%. Crusader’s 2013 investment yield was 0.3%.

California Insurance Guarantee Association

The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on premiums written in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2013, 2012, or 2011 calendar years.

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

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (The Act) was signed into law. On December 22, 2005, the United States’ government extended The Act, which was set to expire on December 31, 2005, for two more years. On December 26, 2007, the United States government extended The Act again through December 31, 2014. The Act establishes a program within the Department of the Treasury in which the federal government will share the risk of loss from acts of terrorism with the insurance industry. Federal participation will be triggered when the Secretary of the Treasury in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism. No act shall be certified as an act of terrorism unless the terrorist act results in aggregate losses in excess of $5 million.

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

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. In 2013, Crusader received $79,204 in terrorism coverage premium from approximately 5% of its policyholders. Crusader’s 2013 terrorism deductible was $6,490,818. Crusader’s 2014 terrorism deductible is $6,396,709.

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

Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a new Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting prior written permission. For its services, Bedford receives a commission.

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

Health Insurance Operation

The Company's subsidiary, American Insurance Brokers, Inc. (AIB), markets health insurance in California as a general agency and an independent broker through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, sales, and customer service. For these services AIB receives commissions from insurance companies. AIB holds licenses issued by the California Department of Insurance.

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

COMPETITION

Insurance Company and General Agency Operations (Property and Casualty)

The property and casualty markets in which we operate are highly competitive. Property and casualty insurers generally compete on many factors, including price, commission rates, consumer recognition, coverages offered, financial stability, customer service and geographic coverage. Competition is also affected by the pace of technological developments. An insurer’s ability to innovate, develop and implement new applications and other technology can affect its competitive position. The Company continues to invest in technology in order to compete more effectively in the insurance marketplace. The marketplace is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess underwriting capacity.

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

EMPLOYEES

As of March 28, 2014, the Company employed 81 persons at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

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

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability and capital gain generation. Although management believes that it is more-likely-than-not that the net deferred tax assets will be realized, some or all of the Company’s deferred tax assets could expire unused if the Company is unable to generate taxable income of a sufficient nature in the future sufficient to utilize them.

If the Company determines it is more-likely-than-not that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a materially adverse effect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. For these reasons and because changes in these assumptions and estimates can materially affect the Company’s results of operations and financial condition, management has included the assessment of a deferred tax asset valuation allowance as a critical accounting estimate.

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

The Company’s insurance business is concentrated in California (100% of gross written premium in 2011 through 2013). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events.

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

The Company’s financial condition and results of operations may be negatively impacted by national and local economic conditions, such as recessions, increased levels of unemployment, inflation and the disruption in the financial markets. The Company is not able to predict the effect of these factors or their duration and severity.

The Company depends on key personnel, the loss of which could negatively impact it business.

The Company’s current and future success is dependent to a large extent on the retention and continued service of its key personnel, which includes our executive officers. The loss or unavailability of any of our key personnel, which includes our executive officers, could have an adverse effect on the Company’s financial condition and results of operations.

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

RISKS RELATED TO THE COMPANY’S INDUSTRY

The property casualty insurance industry is highly competitive, and the Company may not be able to compete effectively against larger better capitalized companies.

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

Crusader, along with other licensed insurers, are required to bear a portion of the losses suffered by some insureds as the result of impaired or insolvent insurance companies. In addition Crusader must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these and similar arrangements could reduce our profitability in any given period or limit our ability to grow our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company presently occupies approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease which expired on March 31, 2013. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provides for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases. The Company also leases storage space from Erwin Cheldin. Depending on usage, storage space rental is estimated to be approximately $15,000 annually. The total rent was $500,770 for the year ended December 31, 2013, $712,248 for the year ended December 31, 2012 and $1,066,990 for the year ended December 31, 2011.

On September 26, 2013, Crusader closed escrow on the purchase of land and a building located in Calabasas, California. The real estate consists of a two-story office building located on commercial land, about four miles from the Company’s current location. The office building has approximately 46,884 rentable square feet. As of December 31, 2013, approximately 43,534 square feet of the building was leased. On June 30, 2014, one of the leases on approximately 36,592 square feet expires. After June 30, 2014, Crusader intends to lease approximately half of the building to non-affiliated companies. The remaining half is intended to be occupied by Crusader and its affiliated companies. This property is intended to be the new home office of the Company.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM." The high and low sales prices (by quarter) during the last two comparable 12 month periods are as follows:

	High	Low
Quarter Ended	Price	Price

March 31, 2012	$12.36	$10.40
June 30, 2012	$11.96	$9.21
September 30, 2012	$11.62	$9.47
December 31, 2012	$13.65	$10.95

March 31, 2013	$14.05	$12.00
June 30, 2013	$14.05	$12.00
September 30, 2013	$13.25	$10.08
December 31, 2013	$13.95	$11.61

As of December 31, 2013, the approximate number of shareholders of record of the Company's common stock was 285. In addition, the Company estimates beneficial owners of the Company’s common stock held in the name of nominees to be approximately 327. Total shareholders are estimated to be approximately 612.

There were no cash dividends declared or paid by the Company in the year ending December 31, 2013. The Company declared and paid cash dividends of $0.20 and $1.00 per share during the year ending December 31, 2012. Declaration of future cash dividends are subject to the Company’s profitability and its cash requirements. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”). Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico equal to the greater of (a) 10% of its statutory policyholders' surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2013, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2014 is $6,141,117.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the year ended December 31, 2013, the Company did not repurchase shares of the Company’s common stock. During the year ended December 31, 2012, the Company repurchased 23,563 shares of the Company’s common stock, in unsolicited transactions at a cost of $243,469, of which $11,579 was allocated to capital and $231,890 was allocated to retained earnings.

As of December 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

Performance Graph

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and a peer group consisting of all NASDAQ property and casualty companies. The comparison assumes $100.00 was invested on December 31, 2008, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Unico American Corp.	100.00	130.97	120.72	159.16	183.89	192.09
NASDAQ Stock Market (US)	100.00	143.74	170.17	171.08	202.39	281.91
NASDAQ Insurance Index	100.00	104.44	117.60	122.47	143.63	189.56
6331 - Fire, Marine & Casualty Insurance	100.00	105.29	129.21	123.26	148.43	198.71

Item 6. Selected Financial Data.

	Year ended December 31
	2013	2012	2011	2010	2009

Total revenues	$31,130,892	$32,756,570	$34,576,701	$37,120,751	$41,617,106
Total costs and expenses	$29,890,117	$29,901,534	$28,826,533	$33,900,170	$37,453,128
Income before taxes	$1,240,775	$2,855,036	$5,750,168	$3,220,581	$4,163,978
Net income	$603,668	$1,953,728	$3,739,876	$2,329,152	$2,927,375
Basic earnings per share	$0.11	$0.37	$0.70	$0.44	$0.53
Diluted earnings per share	$0.11	$0.36	$0.70	$0.44	$0.53
Cash dividends per share	—	$1.20	—	$0.36	$0.36
Total assets	$132,853,188	$140,008,026	$150,375,045	$157,674,720	$170,108,652
Stockholders’ equity	$70,896,255	$70,396,565	$75,848,315	$73,353,816	$73,315,340

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

The Company’s net income was $603,668 in 2013, $1,953,728 in 2012, and $3,739,876 in 2011.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generates approximately 89% of the Company’s total revenue. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of December 31, 2013, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business was written in the state of California. During the year ended December 31, 2013, 98% of Crusader’s business was commercial multi-peril policies. In October of 2013, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

The property and casualty insurance business is cyclical in nature, and the previous years have been characterized as a “soft market.” The conditions of a soft market include premium rates that are stable or falling and insurance is readily available. Contrarily, “hard market” conditions occur during periods in which premium rates rise, coverage may be more difficult to find, and there is a potential for insurers’ profits to increase. The Company believes that the California property and casualty insurance market has begun to transition but remains soft and intensely competitive.

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

For the year ended December 31, 2013, gross written premium as reported on the Company’s statutory statement was $31,214,091 compared to $32,572,047, for the year ended December 31, 2012, a decrease of $1,357,956 (4%). For the year ended December 31, 2012, gross written premium was $32,572,047 compared to $32,054,590 for the year ended December 31, 2011, an increase of $517,457 (2%). The decrease in written premium in 2013 was primarily due to the termination of relations with certain specialty producers in the Company’s Used Car Dealers and Towing programs and from management’s continued emphasis on rate adequacy and underwriting discipline. The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents. In order to enhance service, the Company is currently customizing and configuring a new policy administration system that is primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Crusader does not intend to substantially increase its number of appointed retail agents until the Company implements its new policy administration system.

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs. Crusader’s underwriting profit (before income taxes) is as follows:

	Year ended December 31
	2013	2012	2011

Net written premium	$26,093,283	$27,391,289	$26,719,847
Net change in unearned premium	769,024	(73,129)	4,096
Net premium earned	26,862,307	27,318,160	26,723,943
Less:
Losses and loss adjustment expenses	16,089,175	15,233,403	14,387,327
Policy acquisition costs	6,032,127	6,744,273	7,080,768
Total	22,121,302	21,977,676	21,468,095

Underwriting profit (before income taxes)	$4,741,005	$5,340,484	$5,255,848

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2013	2012	2011
Losses and loss adjustment expenses

Provision for insured events of current year	$20,648,634	$19,596,313	$19,229,785
Decrease in provision for events of prior years	(4,559,459)	(4,362,910)	(4,842,458)

Total losses and loss adjustment expenses	$16,089,175	$15,233,403	$14,387,327

Losses and loss adjustment expenses were 60% of net premium earned for the year ended December 31, 2013, compared to 56% of net premium earned for the year ended December 31, 2012, and compared to 54% of net premium earned for the year ended December 31, 2011.

Other Operations

The Company’s other operations generate commissions, fees, and finance charges from various insurance products. The events that have the most significant economic impact are as follows:

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Policy fee income for the year ended December 31, 2013, decreased 6% as compared to the prior year. The decrease in policy fee income is a result of a decrease in the number of policies issued during the year ended December 31, 2013, as compared to 2012.

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

AIB’s commissions from this segment increased 7% for the year ended December 31, 2013, as compared to 2012 as a result of an increase in the number of group accounts it underwrites. AAQHC, a membership association and third party administrator, saw its fee income decrease 15% for the year ended December 31, 2013, as compared to 2012 as a result of a decrease in membership. AAQHC membership is primarily comprised of individuals included in group accounts.

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Since July 2010, AAC has offered 0% financing on policies written by Unifax for Crusader as a promotion to increase the sale of Crusader policies. The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time. AAC issued 3,281 loans in 2013, 3,264 in 2012 and 3,158 in 2011. Revenue earned in 2013 and 2012 consisted entirely of late fees and other miscellaneous fees charged. The average premium financed by AAC was $3,276 in 2013, $3,039 in 2012 and $2,817 in 2011.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. Bedford receives a commission from a non-affiliated insurance company based on premium written. Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a new Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting prior written permission. For its services, Bedford receives a commission. Commission in the daily automobile rental insurance program decreased 18% in 2013 as compared to 2012. The decrease in commission income is primarily due to a continued decline in premiums written in this program from the non-affiliated insurance companies that it previously represented as a general agent.

Investments and Liquidity

The Company generates revenue from its total invested assets of approximately $105.8 million (at amortized cost) as of December 31, 2013, and $119.7 million (at amortized cost) as of December 31, 2012. Investment income for the year ended December 31, 2013, decreased $1,195,978 (78%) as compared to the year ended December 31, 2012. The decrease in investment income was primarily due to a decrease in the Company’s annualized yield on average invested assets to 0.3% in 2013 from 1.2% in 2012. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of December 31, 2013, the weighted average maturity of the Company’s fixed maturity investments was 1.6 years compared to 0.7 years and 0.9 years as of December 31, 2012, and December 31, 2011, respectively.

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

The Company reported net cash used by operating activities for each of the years ended December 31, 2013, 2012 and 2011. A primary reason for cash being used by operating activities for these years is declining investment income and declining commission and fee income for each of the years then ended along with declining written premium in the years ended December 31, 2013 and 2011. The decline in investment income is a result of the continued low yields in the marketplace on both new and reinvested assets. The decrease in written premium during the years ended December 31, 2013 and 2011 was primarily due to the continuing competitive insurance marketplace with fewer policies being written during those years. The Company believes that rate adequacy is more important than premium growth and that underwriting profit is its primary goal. The Company increased written premium during the year ended December 31, 2012, but wrote fewer policies compared to the year ended December 31, 2011. Cash used in operating activities in 2013, was $4,108,304 compared to cash used of $1,214,159, in 2012, an increase in the amount of cash used of $2,894,145. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of December 31, 2013, the Company had only 605 open claims. Although the consolidated statements of cash flows continue to reflect net cash used by operating activities, the Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of December 31, 2013, all of the Company’s investments are in U.S. treasury securities; FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 1.6 years.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at December 31, 2013, were $106,128,268 compared to $119,860,967 at December 31, 2012. Crusader's cash and investments were 98% and 97% of the total cash and investments held by the Company as of December 31, 2013 and 2012, respectively.

The Company's investments are as follows:

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%

Fixed maturities (at amortized cost)
Certificates of deposit	$6,849,000	55	$10,090,000	30
U.S. treasury securities	5,095,563	45	23,354,211	70
Total fixed maturity investments	11,944,563	100	33,444,211	100

Short-term cash investments (at cost)
U.S. treasury bills	91,979,877	98	78,776,954	91
Bank money market accounts	1,611,104	2	3,982,804	5
U.S. government money market fund	214,574	—	3,494,729	4
Bank savings accounts	1,762	—	1,762	—
Total short-term cash investments	93,807,317	100	86,256,249	100
Total investments	$105,751,880		$119,700,460

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

The investment marketplace in general, and in certain asset classes specifically, has been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and continued throughout 2013. The Company’s fixed maturity (amortized cost) investment portfolio as of December 31, 2013, consisted of 45% U.S. treasury securities and 55% FDIC insured certificates of deposit.

Crusader's statutory capital and surplus as of December 31, 2013, was $61,411,166, an increase of $2,348,996 (4%) from December 31, 2012. Crusader's statutory capital and surplus as of December 31, 2012, was $59,062,170, a decrease of $8,214,865 (12%) from December 31, 2011. In the years ending December 31, 2012 and 2011, Crusader issued cash dividends of $11,750,000 and $1,250,000, respectively, to Unico, its parent and sole shareholder. In 2012, the dividends were used primarily to fund the cash dividends paid by Unico to its shareholders and for general corporate purposes. In 2011, the dividends were primarily used for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2013, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2014 is $6,141,117.

During the year ended December 31, 2013, no cash dividends were declared or issued to shareholders. During the year ended December 31, 2012, the Company paid cash dividends of $0.20 and $1.00 per share to its shareholders. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the year ended December 31, 2013, the Company did not repurchase shares of the Company’s common stock. During the year ended December 31, 2012, the Company repurchased 23,563 shares of the Company’s common stock, in unsolicited transactions at a cost of $243,469, of which $11,579 was allocated to capital and $231,890 was allocated to retained earnings. As of December 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. There were no trust restrictions on cash and short-term investments at December 31, 2013.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2013, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years

Building lease	$243,000	$243,000	$—	$—	$—
Loss and loss adjustment expense reserves*	43,876,829	18,318,937	18,668,394	5,338,317	1,551,181
Total	$44,119,829	$18,561,937	$18,668,394	$5,338,317	$1,551,181

* Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

Results of Operations

General

Total revenue for the year ended December 31, 2013, was $31,130,892, as compared to $32,756,570 for the year ended December 31, 2012, and $34,576,701 for the year ended December 31, 2011. This represents a decrease of $1,625,678 (5%) for the 2013 year compared to the 2012 year and $1,820,131 (5%) for the 2012 year compared to the 2011 year. The Company had net income of $603,668 for the year ended December 31, 2013, $1,953,728 for the year ended December 31, 2012, and $3,739,876 for the year ended December 31, 2011. This represents a decrease of $1,350,060 (69%) for the 2013 year compared to the 2012 year and $1,786,148 (48%) for the 2012 year compared to the 2011 year.

For the year ended December 31, 2013, the Company had income before taxes of $1,240,775 compared to income before taxes of $2,855,036 for the year ended December 31, 2012, a decrease of $1,614,261 (57%). The decrease in income before taxes was primarily due to a decrease of $1,195,977 in investment income and a decrease of $455,853 in net premium earned.

For the year ended December 31, 2012, the Company had income before taxes of $2,855,036 compared to income before taxes of $5,750,168 for the year ended December 31, 2011, a decrease of $2,895,132 (50%). The decrease in income before taxes was primarily due to a decrease of $1,369,650 in investment income, a decrease in other income from insurance company revenues of $680,793 and an increase in total expenses of $1,075,001.

The effect of inflation on the Company’s net income during the years ended December 31, 2013, 2012, and 2011 was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2013	2012	2011

Gross written premium	$31,214,091	$32,572,047	$32,054,590
Net written premium (net of reinsurance ceded)	$26,093,283	$27,391,289	$26,719,847
Earned premium before reinsurance ceded	$31,983,540	$32,454,089	$32,072,262
Earned premium (net of reinsurance ceded)	$26,862,307	$27,318,160	$26,723,943
Losses and loss adjustment expenses	$16,089,175	$15,233,403	$14,387,327
Gross unpaid losses and loss adjustment expenses	$43,876,829	$49,784,725	$54,486,843
Net unpaid losses and loss adjustment expenses	$39,448,542	$43,200,582	$46,512,179

Crusader’s primary line of business is commercial multi-peril policies. This line of business represented approximately 98% of Crusader’s total written premium for the years ended December 31, 2013, 2012, and 2011.

Although Crusader is presently only selling insurance policies in the state of California, as of December 31, 2013, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

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

For the year ended December 31, 2013, direct written premium as reported on the Company’s statutory statement was $31,214,091 compared to $32,572,047, for the year ended December 31, 2012, a decrease of $1,357,956 (4%). The decline in written premium in 2013 of 4% compared to 2012 primarily reflects the soft market place and intense price competition in the Company’s commercial property casualty insurance lines of business, management’s continued emphasis on rate adequacy and underwriting discipline and the termination of relations with certain specialty producers in the Company’s Used Car Dealers and Towing programs.

For the year ended December 31, 2012, direct written premium as reported on the Company’s statutory statement was $32,572,047 compared to $32,054,590, for the year ended December 31, 2011, an increase of $517,457 (2%). This increase in direct written premium represented the first increase in year-over-year direct written premium since 2004. The increase in written premium in 2012 of 2%, when compared to 2011, was primarily due to improved insurance products and increased marketing efforts. The fluctuations in written premium during the three years ended December 31, 2013, reflects the continued competition in the Company’s commercial property casualty lines of business, weak economic growth in the state of California and in the nation and management’s continued emphasis on rate adequacy and underwriting discipline.

The Company writes annual policies and, therefore, earns written premium daily over the one-year policy term.

In the year ended December 31, 2013, premium earned before reinsurance decreased $470,549 (1%) to $31,983,540 compared to $32,454,089 for the year ended December 31, 2012. In the year ended December 31, 2012, premium earned before reinsurance increased $381,827 (1%) to $32,454,089 compared to $32,072,262 for the year ended December 31, 2011. The fluctuation in earned premium before reinsurance is directly related to the fluctuation in written premium.

Earned ceded premium for the year ended December 31, 2013, decreased $14,696 (less than 1%) to $5,121,233 compared to $5,135,929 for the year ended December 31, 2012. Earned ceded premium for the year ended December 31, 2012, decreased $212,390 (4%) to $5,135,929 compared to $5,348,319 for the year ended December 31, 2011.

Earned ceded premium as a percentage of direct earned premium was 16% in 2013 and 2012 and 17% for 2011. The decrease in earned ceded premium as a percentage of direct earned premium is primarily due to a decrease in the rates charged by Crusader’s reinsurers on its excess of loss treaties.

In calendar years 2013, 2012 and 2011 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. In calendar years 2013, 2012 and 2011 Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000), and 0% in its 2nd layer ($31,000,000 in excess of $9,000,000).

The 2007 through 2013 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covered the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties did not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2013, the Company has received a total net contingent commission of $3,647,706 for the years subject to contingent commission. Of this amount, the Company has recognized $3,586,959 of contingent commission income; of which $301,102, $443,697 and $518,301 was recognized in the years ended December 31, 2013, 2012 and 2011, respectively. The remaining balance of the net payments received of $60,747 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2013, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Year ended December 31
	2013	2012	2011

Direct earned premium	$31,983,540	$32,454,089	$32,072,262
Earned ceded premium	(5,121,233)	(5,135,929)	(5,348,319)
Net earned premium	$26,862,307	$27,318,160	$26,723,943

Ratio of earned ceded premium to direct earned premium	16%	16%	17%

Losses and Loss Adjustment Expenses

The Company’s net losses and loss adjustment expenses for the calendar years ended December 31, 2013, December 31, 2012 and December 31, 2011, were $16,089,175, $15,233,403 and $14,387,327, respectively.

Losses and loss adjustment expenses and loss ratio are as follows:

	Year ended December 31
	2013	2012	2011

Net earned premium	$26,862,307	$27,318,160	$26,723,943

Net losses and loss adjustment expenses
Provision for insured events of current year	20,648,634	19,596,313	19,229,785
Decrease in provision for events of prior years	(4,559,459)	(4,362,910)	(4,842,458)
Total net losses and loss adjustment expenses	$16,089,175	$15,233,403	$14,387,327

Calendar year loss ratio	60%	56%	54%

The Company’s emerging loss and loss adjustment expense ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve review process.

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

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP.

	Year ended December 31
	2013	2012	2011

Loss ratio	60%	56%	54%
Expense ratio	22%	25%	26%
Combined ratio	82%	81%	80%

As indicated in the above table, the calendar year loss ratio for the year ended December 31, 2013, increased to 60% from 56% in 2012 and 54% in 2011. The increase in the 2013 loss ratio when compared to 2012 and 2011 was primarily due to an increase in the provision for insured events of the current year as a percent of net earned premium. For the year ended December 31, 2013, the provision for insured events of the current year as a percent of net earned premium was 77% as compared to 72% for the years ended December 31, 2012 and 2011. The increase in the calendar year loss ratio in 2012 compared to 2011 is primarily the result of a decrease in favorable development of losses on prior accident years of $479,548 in 2012 compared to 2011.

The favorable (adverse) development by accident year is as follows:

	Year ended
	December 31, 2013		December 31, 2012		December 31, 2011

Accident Year	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total

Prior to 2004	$208,419	5%	$(119,062)	(2)%	$392,433	9%
2004	628,234	14%	445,024	10%	453,390	9%
2005	1,014,041	22%	411,365	9%	475,551	10%
2006	861,522	19%	774,737	18%	290,839	6%
2007	746,701	16%	691,805	16%	804,297	17%
2008	683,604	15%	659,831	15%	1,284,419	26%
2009	609,006	13%	581,717	13%	(192,065)	(4)%
2010	542,728	12%	599,258	14%	1,333,594	27%
2011	286,411	6%	318,235	7%	—	—
2012	(1,021,207)	(22)%	—	—	—	—
Total prior accident years	$4,559,459	100%	$4,362,910	100%	$4,842,458	100%

As reflected in the above table, the amount of favorable development recognized during the year ended December 31, 2013, increased $196,549 (5%) to $4,559,459 from $4,362,910 in 2012. The amount of favorable development recognized during the year ended December 31, 2012, decreased $479,548 (10%) to $4,362,910 from $4,842,458 in 2011. The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods.

Any reduction in losses and loss adjustment expenses from redundancies in the Company’s December 31, 2013, reserves over actual future payments, and/or any additional losses and loss adjustment expenses from actual future payments that exceed the Company’s reserves, will be recognized in the consolidated statements of operations of future accounting periods. The Company’s current expected loss and loss adjustment expense ratio assumption closely approximates the Company’s historical average loss and loss adjustment expense ratio. The difference between the Company’s current expected loss and loss adjustment expense ratio assumption and the actual loss and loss adjustment expense ratio for a given accident year will ultimately result in a dollar change (either higher or lower) that is a multiple of the earned premium for that year. The actual loss and loss adjustment expense ratio has been within five percentage points of the current expected loss and loss adjustment expense ratio in 7 of the Company’s 29 years. Since the Company’s net earned premium in 2013 was $26,862,307, a difference between the accident year 2013 actual and current expected loss and loss adjustment expense ratios of only five percentage points will ultimately impact losses and loss adjustment expenses by $1,343,115. The actual loss and loss adjustment expense ratio has been within ten percentage points of the current expected loss and loss adjustment expense ratio in 12 of the Company’s 29 years. A difference of ten percentage points on accident year 2013 will ultimately impact losses and loss adjustment expenses by $2,686,230. The actual loss and loss adjustment expense ratio has been within twenty percentage points of the current expected loss and loss adjustment expense ratio in 22 of the Company’s 29 years. A twenty percentage point difference between the accident year 2013 actual and the current expected loss and loss adjustment expense ratios will ultimately impact losses and loss adjustment expenses by $5,372,460. In addition, accident years 2012 and prior are also still developing. Future development on those years might either offset or add to any future development that emerges on accident year 2013.

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

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2013	2012	2011

Direct reserves
Case reserves	$12,773,733	$11,925,272	$12,771,203
IBNR reserves	31,103,096	37,859,453	41,715,640
Total direct reserves	$43,876,829	$49,784,725	$54,486,843

Reserves net of reinsurance
Case reserves	$11,707,102	$10,946,621	$11,815,692
IBNR reserves	27,741,444	32,253,961	34,696,487
Total net reserves	$39,448,546	$43,200,582	$46,512,179

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2013		2012		2011

CMP	$42,778,814	97.5%	$48,073,951	96.6%	$52,198,037	95.8%
Other Liability	1,022,463	2.3%	1,658,429	3.3%	2,246,166	4.1%
Other	75,552	0.2%	52,345	0.1%	42,640	0.1%
Total	$43,876,829	100.0%	$49,784,725	100.0%	$54,486,843	100.0%

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

Analysis of the roll forward of reserves for losses and loss adjustment expenses

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2013	2012	2011

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$43,200,582	$46,512,179	$49,743,381

Incurred losses and loss adjustment expenses
Provision for insured events of current year	20,648,634	19,596,313	19,229,785
Decrease in provision for events of prior years	(4,559,459)	(4,362,910)	(4,842,458)
Total losses and loss adjustment expenses	16,089,175	15,233,403	14,387,327

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	8,096,070	7,193,853	5,187,128
Losses and loss adjustment expenses attributable to insured events of prior years	11,745,141	11,351,147	12,431,401
Total payments	19,841,211	18,545,000	17,618,529

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	39,448,546	43,200,582	46,512,179

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	4,428,283	6,584,143	7,974,664
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$43,876,829	$49,784,725	$54,486,843

The Company’s net loss and loss adjustment expense reserve was $39,448,546 as of December 31, 2013. Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns. Considering the continuum of possible development patterns, none of which is necessarily more or less likely than the next, the Company must consider the varying probabilities that the development pattern is off in varying degrees. If future development ultimately ends up being five percent different than the Company’s 2013 net reserve, approximately $2.0 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. A variance of five percent of net loss and loss adjustment expense reserve is not an unlikely scenario. If future development ultimately ends up being ten percent different than the Company’s 2013 net reserve, approximately $3.9 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. A variance of ten percent of net loss and loss adjustment expense reserve is not an unlikely scenario. Differences of more than ten percent are also possible, though not quite as likely as differences of ten percent or less.

Other Insurance Operations

Health Insurance Program

Commission income from health insurance sales is as follows:

	Year ended December 31
	2013	2012	2011

Commission income	$1,233,324	$1,157,700	$1,407,490

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income for the year ended December 31, 2013, increased $75,624 (7%) compared to the year ended December 31, 2013. Commission income for the year ended December 31, 2012, decreased $249,790 (18%), compared to the year ended December 31, 2011. The increase in commission income in 2013 compared to 2012 is primarily the result of an increase in commission income received on group insurance policies. The decrease in commission income in 2012 compared to 2011 is primarily the result of decreases in group insurance plans of $207,935 and individual plans of $41,855. The decrease in 2012 when compared to 2011 commission income was primarily the result of several large groups that canceled their policies in 2011. In 2013, approximately 36% of health insurance commission is from Guardian products compared to 39% in 2012.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2013	2012	2011

Membership and fee income	$114,801	$134,609	$156,165

Membership and fee income for the year ended December 31, 2013, decreased $19,808 (15%) compared to the year ended December 31, 2011. Membership and fee income for the year ended December 31, 2012, decreased $21,556 (14%) compared to the year ended December 31, 2011. The decrease for each of the years presented is a result of a decrease in the number of association members.

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

	Year ended December 31
	2013	2012	2011

Policy fee income	$1,667,102	$1,773,234	$1,829,257
Policies issued	9,459	10,054	10,307

Policy fee income for the year ended December 31, 2013, decreased $106,132 (6%) as compared to the year ended December 31, 2012. The 6% decrease in policy fee income is primarily a result of a 595 (6%) decrease in the number of policies issued during 2013 as compared to 2012. Policy fee income for the year ended December 31, 2012, decreased $56,023 (3%) as compared to the year ended December 31, 2011. The 3% decrease in policy fee income is primarily a result of a 253 (3%) decrease in the number of policies issued during 2012 as compared to 2011.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program is produced by Bedford for a non-affiliated insurance company.

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2013	2012	2011

Rental program commission	$165,436	$232,311	$240,808
Contingent commission	58,744	41,219	64,708
Total commission income	$224,180	$273,530	$305,516

The daily automobile rental insurance program commission income for the year ended December 31, 2013, decreased $49,350 (18%) compared to the year ended December 31, 2012. For the year ended December 31, 2012, commission income decreased $31,986 (10%) compared to the year ended December 31, 2011. The daily automobile rental insurance program continues to be impacted by the intense price competition in the marketplace and the slow economic recovery during the periods covered by this report. The Company cannot determine how long the existing market conditions will continue, nor in which direction they might change. Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a new Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting prior written permission. For its services, Bedford receives a commission.

Premium Finance Program

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Effective July 20, 2010, AAC reduced the interest rate charged on premiums financed to 0% in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time. Other charges and fees earned include late fees, NSF fees and telephone payment processing fees.

Premium finance charges and fees earned from financing policies are as follows:

	Year ended December 31
	2013	2012	2011

Premium finance interest earned	$—	$—	$12,581
Other charges and fees earned	76,845	70,013	58,320
Total premium finance charges and fees earned	$76,845	$70,013	$70,901

Loans issued	3,281	3,264	3,158

Loans issued increased by 17 (1%) during 2013 when compared to 2012 and 106 (3%) during 2012 when compared to 2011. The average premium financed by AAC was $3,276 in 2013, $3,039 in 2012 and $2,817 in 2011. During 2013, 42% of all Unifax policies were financed and 83% of those policies were financed by AAC. During 2012, 40% of all Unifax policies were financed and 81% of those policies were financed by AAC. During 2011, 38% of all Unifax policies were financed and 80% of those policies were financed by AAC.

Investment Income and Net Realized Gains

Investment income and net realized gains are as follows:

	Year ended December 31
	2013	2012	2011

Average invested assets* – at amortized cost	$112,726,170	$123,871,303	$128,904,538

Interest income
Insurance company operations	$331,829	$1,527,824	$2,896,773
Other operations	1,168	1,151	1,852
Total investment income and realized gains	$332,997	$1,528,975	$2,898,625

Yield on average invested assets	0.30%	1.23%	2.25%

* The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective year.

In the year ended December 31, 2013, the Company’s average invested assets (at amortized value) decreased $11,145,133 (9%) compared to the year ended December 31, 2012. In the year ended December 31, 2013, investment income earned, excluding realized gains, decreased $1,195,977 (78%) compared to the year ended December 31, 2012. The yield on average invested assets decreased to 0.30% in 2013 from 1.23% in 2012. The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2013, was 1.6 years compared to 0.7 years as of December 31, 2012. The Company’s invested assets (at amortized value) as of December 31, 2013, were $105,751,880 as compared to $119,700,460 as of December 31, 2012.

In the year ended December 31, 2012, the Company’s average invested assets (at amortized value) decreased $5,033,235 (4%) compared to the year ended December 31, 2011. In the year ended December 31, 2012, investment income earned, excluding realized gains, decreased $1,369,650 (47%) compared to the year ended December 31, 2011. The yield on average invested assets decreased to 1.23% in 2012 from 2.25% in 2011. The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2012, was 0.7 years compared to 0.9 years as of December 31, 2011. The Company’s invested assets (at amortized value) as of December 31, 2012, were $119,700,460 as compared to $128,042,147 as of December 31, 2011.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2013, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2014	$1,950,000	$1,950,000	$1,950,000	0.49%
December 31, 2015	9,549,000	9,544,230	9,538,650	0.40%
December 31, 2016	350,000	350,000	350,000	1.07%
December 31, 2018	100,000	100,333	97,156	0.75%

Total	$11,949,000	$11,944,563	$11,935,806	0.44%

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	(Amounts in Thousands)
	December 31, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

Certificates of deposit	$6,849	$6,849	$10,090	$10,090
U.S. treasury securities	5,096	5,087	23,354	23,538
Total fixed maturity investments	11,945	11,936	33,444	33,628
Short-term cash investments	93,807	93,807	86,256	86,256
Total investments	$105,752	$105,743	$119,700	$119,884

The Company had two U.S. treasury securities in an unrealized loss position for a continuous period of less than twelve months as of December 31, 2013, and had no investments in an unrealized loss position at December 31, 2012.

No securities were sold at a loss during 2013 or 2012.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investment gains (losses) in the years ended December 31, 2013, 2012 and 2011. The unrealized gains or losses from fixed maturities are reported as “Accumulated Other Comprehensive Income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments in the years ended December 31, 2013, 2012 or 2011.

Other Income

Other income from Insurance Company Revenues and Other Insurance Operations is primarily comprised of miscellaneous items not relevant to the primary income statement captions:

	Year ended December 31
	2013	2012	2011
Other income from insurance company revenues and other insurance operations	$619,336	$500,349	$1,184,804

Other income included in Insurance Company Revenues and Insurance Company Operations for the year ended December 31, 2013, increased $118,987 (24%) to $619,336, compared to $500,349 for the year ended December 31, 2012. Other income included in Insurance Company Revenues and Insurance Company Operations for the year ended December 31, 2012, decreased $684,455 (58%) to $500,349 compared to $1,184,804 for the year ended December 31, 2011. The increase of $118,987 in other income from insurance company revenues and other insurance operations for the year ended December 31, 2013, when compared to year ended December 31, 2012, is primarily the result of $263,919 received by Crusader as rental income for the Calabasas property that was acquired on September 26, 2013, offset by the decrease of $142,595 (32%) in the contingent commission the Company recognized on the Company’s 2003, 2004 and 2006 excess of loss reinsurance treaties. The decrease in other income from insurance operations for the year ended December 31, 2012, when compared to December 31, 2011, is primarily related to the settlement of a provisionally rated reinsurance treaty that was recognized during the quarter ended September 30, 2011, resulting in income recognition of $626,073 during the year ended December 31, 2011. Prior to January 1, 1998, the Company charged a provisional rate on exposures up to $500,000 that was subject to adjustment and was based on the amount of losses ceded, limited by a maximum percentage that could be charged. That provisionally rated treaty was cancelled on a runoff basis and replaced by a flat rated treaty on January 1, 1998. The adjustment represented a reduction in the expected ceded losses on that treaty.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2013	2012	2011

Policy acquisition costs	$6,032,127	$6,744,273	$7,080,768
Ratio to net earned premium (GAAP ratio)	22%	25%	27%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. Policy acquisition costs decreased $712,146 (11%) in the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in policy acquisition costs of $712,146 (11%) in the year ended December 31, 2013, compared to the year ended December 31, 2012, is primarily related to the effect of the implementation of (Accounting Standards Codification (ASC)) 944 during 2012 and due to the decrease in written premium during the year ended December 31, 2013 and its related effect on acquisition costs. Implementation of ASC 944 in 2012 reduced the amount of salary and salary related costs available to be capitalized and resulted in an increase in amortization of salary and salary related costs in the year ended December 31, 2012 of approximately $317,000 compared to the year ended December 31, 2013. The decrease in written premium reduced direct commission expense and reduced capitalized commissions by approximately $307,000. Policy acquisition costs decreased $336,495 (5%) in the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in policy acquisition costs of $336,495 (5%) in the year ended December 31, 2012, compared to the year ended December 31, 2011, is primarily related to effect of the implementation of ASC 944 during 2012, which reduced the amount of salaries and salary related costs available to be capitalized and thus reduced capitalized acquisition costs.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2013	2012	2011

Total salaries and employee benefits incurred	$7,277,017	$7,390,798	$7,275,199
Less: charged to losses and loss adjustment expenses	(910,895)	(816,918)	(795,830)
Less: capitalized to policy acquisition costs	(1,355,412)	(1,394,360)	(2,144,805)
Net amount charged to operating expenses	$5,010,710	$5,179,520	$4,334,564

Total salaries and employee benefits incurred for the year ended December 31, 2013, decreased $168,810 (3%) compared to the year ended December 31, 2012. The decrease in total salaries and benefits incurred is primarily related to the $107,935 decrease in group insurance costs in addition to the decrease of $62,477 in the amount of the Company’s 2013 profit sharing contribution for the year ended December 31, 2013. Total salaries and employee benefits incurred for the year ended December 31, 2012, increased $844,956 (19%) compared to the year ended December 31, 2011. The increase in total salaries and benefits incurred in 2012 when compared to 2011 is primarily a result of the adoption of Accounting Standards Update (ASU) 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” ASC 944 and an adjustment to the Company’s annual expense related to the employee profit sharing plan for the plan year ended March 31, 2011. The adoption of ASU 2010-26 resulted in increased salaries and employee benefits expense of approximately $640,000. The Company’s 2012 profit sharing contribution expense increased compared to 2011 by approximately $175,000 primarily due to an adjustment in 2011 that reduced the Company’s profit sharing contribution expense for the plan year ending March 31, 2011.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2013	2012	2011

Commission to agents/brokers	$232,101	$236,059	$225,094

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program and the daily automobile rental insurance program. Commissions to agents and brokers decreased $3,958 (2%) for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Commissions to agents and brokers increased $10,965 (5%) for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The fluctuations in commissions to agents/brokers when compared to prior periods are primarily due to the fluctuations in written premium in the health insurance program and daily automobile rental insurance program and the related commission income from those programs.

Other Operating Expenses are as follows:

	Year ended December 31
	2013	2012	2011

Other operating expenses	$2,526,004	$2,508,279	$2,798,780

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. Other operating expenses increased $17,725 (1%) for the year ended December 31, 2013, compared to the year ended December 31, 2012. This increase is primarily related to the $299,420 in operating expenses, acquisition transaction costs and depreciation incurred through December 31, 2013, related to the Calabasas property that was acquired on September 26, 2013, and an increase in depreciation and amortization expense on other property and equipment of approximately $75,120. These were offset by a decrease of $267,087 in fees to the California Department of Insurance, which were primarily related to the required tri-annual financial examination of Crusader that was ongoing in 2012 along with a decrease of $217,349 in the Company’s rent expense. Other operating expenses decreased $290,501 (10%) for the year ended December 31, 2012, compared to the year ended December 31, 2011. This decrease is primarily due to a decrease of approximately $345,000 in the Company’s rent expense, and a decrease in the Company’s bad debt expense of approximately $110,000. These were offset by an increase of approximately $237,000 in fees to the California Department of Insurance, which were primarily related to the required tri-annual financial examination of Crusader that was ongoing in 2012.

Income Taxes

Income Tax Expenses are as follows:

	Year ended December 31
	2013	2012	2011

Income tax expense	$637,107	$901,308	$2,010,292
Effective income tax rate	51%	32%	35%

Income tax expense for the year ended December 31, 2013, was $637,107 compared to income tax expense of $901,308 for the year ended December 31, 2012. The effective income tax rates for 2013 and 2012 were 51% and 32%, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax income of $1,614,261 (57%) to $1,240,775 in the year ended December 31, 2013, compared to pre-tax income of $2,855,036 in the year ended December 31, 2012. The income tax expense incurred in 2013 included the effect of increasing the valuation allowance on the Company’s state deferred tax assets in the amount of $243,446 or approximately $161,000 net of federal tax benefit. The net increase in the state deferred tax asset valuation allowance was primarily related to the recognition of additional valuation allowances on state tax net operating loss carryforwards generated through the current year that may not be realized prior to their expiration dates.

Excluding the increase of the valuation allowance on the Company’s state deferred tax assets, the effective tax rate would have been 38% for the year ended December 31, 2013.

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

The Company underwrites four statutory annual statement lines of business: (1) commercial multi-peril, (2) liability other than automobile and products, (3) fire and (4) allied lines. Commercial multi-peril policies comprised 98% of the Company’s 2013, 2012 and 2011 premium volume. Commercial multi-peril policies include both property and liability coverages. For all of the Company’s coverages and lines of business, the Company’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense development patterns and (2) expected loss and loss adjustment expense ratios.

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

Each year, management compares the actual claim cost development to the expected claim cost development. The review process identifies any significant differences and determines if the differences are due to normal variances in the development process that occur from time to time, particularly in an insurer the size of the Company or if they are an indication that a change in the reserve assumptions is appropriate. Management has concluded after review of the current year claim cost development on all current and prior accident years that no change in the Company’s key reserve assumptions or methodologies are appropriate.

Development patterns generally do not tend to change materially over time.  Generally, the Company has very little property claim development subsequent to the end of an accident year.  Although liability claims may take ten or more years to fully develop, most of the development occurs in the first five to six years subsequent to the end of the accident year.  The Company’s key reserving assumptions or methodologies have not changed in the years presented.  The effect of losses and loss adjustment expenses on the Company’s financial statements has primarily resulted from estimated costs being adjusted as actual costs emerge.  This is a gradual replacement over time of a priori cost estimates with actual costs as they emerge.

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2012, the Company had 706 open claim files. During 2013, 888 new claim files were opened and 989 claim files were closed, leaving 605 open claim files at the end of 2013. Due to the small size of the Company and the related small population of claims, the Company’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect the Company’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The favorable development in 2011 through 2013 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer.

	Calendar year ended December 31
	2013	2012	2011
Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$43,200,582	$46,512,179	$49,743,381
Net decrease in provision for events of prior years	$4,559,459	$4,362,910	$4,842,458
Percent of favorable development to beginning reserves	10.6%	9.4%	9.7%

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

Reinsurance

The Company’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from the Company’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that the Company expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. The Company’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. The Company’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2013, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2013	2012	2011

Ceded loss and loss adjustment expense recoverable on excess of loss treaties

Ceded case loss and loss adjustment expense reserves recoverable	$1,066,632	$978,650	$955,511
Ceded IBNR reserves recoverable	3,361,651	5,605,493	7,019,153
Total ceded loss and loss adjustment expense reserves recoverable	$4,428,283	$6,584,143	$7,974,664

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2013	2012	2011

Direct earned premium	$31,983,540	$32,454,089	$32,072,262
Earned ceded premium	(5,121,233)	(5,135,929)	(5,348,319)
Net premiums earned	$26,862,307	$27,318,160	$26,723,943
Ratio of earned ceded premium to direct earned premium	16%	16%	17%

The effect of reinsurance on losses and loss adjustment expenses are as follows:

	Year ended December 31
	2013	2012	2011

Direct losses and loss adjustment expenses	$15,491,895	$16,795,237	$11,970,100

Ceded losses and loss adjustment expenses incurred on excess of loss treaties

Ceded paid losses and loss adjustment expenses	(1,558,576)	(2,952,355)	(1,424,423)
Change in ceded case loss reserves	(87,982)	(23,139)	1,356,436
Change in ceded IBNR reserves	2,243,838	1,413,660	2,485,214
Total ceded losses and loss adjustment expenses incurred	597,280	(1,561,834)	2,417,227

Net losses and loss adjustment expenses	$16,089,175	$15,233,403	$14,387,327

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2013	2012	2011

Earned ceded premium	$5,121,233	$5,135,929	$5,348,319

Ceded losses and loss adjustment expenses incurred	597,280	(1,561,834)	2,417,227
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$5,718,513	$3,574,095	$7,765,546

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations, reflected above, and the following changes in reinsurance recoverable:

	Year ended December 31
	2013	2012	2011
Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$2,277,271	$1,145,620	$3,830,227

There were no catastrophe losses incurred during the three years ended December 31, 2013, 2012 and 2011.

There have been no changes in key assumptions of estimating future ceded losses and loss adjustment expenses. The changes in estimates of prior accident year ceded incurred losses and loss adjustment expenses are attributed to the passage of time and a greater amount of actual loss data available for each accident year.

The Company’s reinsurance strategy is to protect the Company against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which it insures. On an annual basis, or sooner if warranted, the Company evaluates whether any changes to its retention, participation, or retained limits are necessary. Loss and loss adjustment expense reserves are determined separately on both a direct basis and a net of reinsurance basis, and the ceded reserves are determined by subtraction. Therefore, reinsurance recoverable is determined in a manner consistent with the associated loss reserves. There have been no recent changes in key assumptions underlying the estimation of loss and loss adjustment expense reserves, and no changes are anticipated. Paid losses and loss adjustment expenses ceded are determined by the terms of the individual treaties. We continually monitor and evaluate the collectability of reinsurance recoverable to determine if any allowance is necessary.

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

Related Party Transactions

The Company presently occupies approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease which expired on March 31, 2013. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provides for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases. The Company also leases storage space from Erwin Cheldin. Depending on usage, storage space rental is estimated to be approximately $15,000 annually. The total rent was $500,770 for the year ended December 31, 2013, $712,248 for the year ended December 31, 2012 and $1,066,990 for the year ended December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Fixed maturity bonds (at amortized cost)	$5,095,563	$23,354,211
Short-term cash investments (at cost)	93,807,317	86,256,249
Certificates of deposit – over 1 year (at cost)	6,849,000	10,090,000
Total invested assets	$105,751,880	$119,700,460

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company believes that it has limited this risk by investing in securities with shorter term maturities. In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from market interest rate movements is not recognized as realized gains or losses in the Consolidated Statements of Operations. Interest rate movements on the Company’s investments are not due to credit rating related issues. As of December 31, 2013, the Company’s unrealized losses (net of unrealized gains) before income taxes on its fixed maturity bond portfolio were $8,757 compared to unrealized gains (net of unrealized losses) before income taxes of $183,791 as of December 31, 2012. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2013, would decrease by approximately $98,106. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold or the decrease was deemed to be other-than-temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Los Angeles, California

March 28, 2014

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2013	2012
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: December 31, 2013 $11,944,563; December 31, 2012 $33,444,211)	$11,935,806	$33,628,002
Short-term investments, at fair value	93,807,317	86,256,249
Total Investments	105,743,123	119,884,251
Cash	376,388	160,506
Accrued investment income	5,249	155,678
Receivables, net	5,156,717	5,744,592
Reinsurance recoverable:
Paid losses and loss adjustment expenses	183,786	305,201
Unpaid losses and loss adjustment expenses	4,428,283	6,584,143
Deferred policy acquisition costs	3,636,003	3,785,594
Property and equipment, net	10,169,940	856,850
Deferred income taxes	1,373,160	1,893,929
Other assets	1,780,539	637,282
Total Assets	$132,853,188	$140,008,026

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$43,876,829	$49,784,725
Unearned premiums	15,260,782	16,030,234
Advance premium and premium deposits	464,828	756,190
Accrued expenses and other liabilities	2,354,494	3,040,312
Total Liabilities	$61,956,933	$69,611,461

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,341,147 at December 31, 2013, and 5,341,147 at December 31, 2012	$3,708,724	$3,685,620
Accumulated other comprehensive (loss) income	(5,780)	121,302
Retained earnings	67,193,311	66,589,643
Total Stockholders’ Equity	$70,896,255	$70,396,565

Total Liabilities and Stockholders' Equity	$132,853,188	$140,008,026

 See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012	2011
REVENUES
Insurance company revenues
Net premium earned	$26,862,307	$27,318,160	$26,723,943
Investment income	331,829	1,527,824	2,896,773
Other income	611,950	490,213	1,171,006
Total Insurance Company Revenues	27,806,086	29,336,197	30,791,722

Other revenues from insurance operations
Gross commissions and fees	3,239,407	3,339,073	3,698,428
Investment income	1,168	1,151	1,852
Finance charges and fees earned	76,845	70,013	70,901
Other income	7,386	10,136	13,798
Total Revenues	31,130,892	32,756,570	34,576,701

EXPENSES
Losses and loss adjustment expenses	16,089,175	15,233,403	14,387,327
Policy acquisition costs	6,032,127	6,744,273	7,080,768
Salaries and employee benefits	5,010,710	5,179,520	4,334,564
Commissions to agents/brokers	232,101	236,059	225,094
Other operating expenses	2,526,004	2,508,279	2,798,780
Total Expenses	29,890,117	29,901,534	28,826,533

Income before taxes	1,240,775	2,855,036	5,750,168
Income tax expense	637,107	901,308	2,010,292

Net Income	$603,668	$1,953,728	$3,739,876

PER SHARE DATA:
Basic
Earnings per share	$0.11	$0.37	$0.70
Weighted average shares	5,341,147	5,339,341	5,335,524
Diluted
Earnings per share	$0.11	$0.36	$0.70
Weighted average shares	5,344,212	5,352,978	5,358,590

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012	2011

Net income	$603,668	$1,953,728	$3,739,876
Other changes in comprehensive income:
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(192,548)	(1,270,154)	(1,956,756)

Income tax benefit related to changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	65,466	431,852	665,297
Comprehensive Income	$476,586	$1,115,426	$2,448,417

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Losses)	Earnings	Total

Balance – December 31, 2010	5,333,081	$3,554,973	$2,251,063	$67,547,780	$73,353,816

Net shares issued for exercise of stock options	10,177	23,641	—	—	23,641
Tax benefit from disqualified incentive stock options	—	2,724	—	—	2,724
Non-cash stock based compensation	—	30,676	—	—	30,676
Shares repurchased	(1,124)	(553)	—	(10,406)	(10,959)
Shares cancelled or adjusted	(142)	—	—	—	—
Change in comprehensive income, net of deferred income tax	—	—	(1,291,459)	—	(1,291,459)
Net income	—	—	—	3,739,876	3,739,876
Balance – December 31, 2011	5,341,992	$3,611,461	$959,604	$71,277,250	$75,848,315

Dividends paid to stockholders’	—	—	—	(6,409,445)	(6,409,445)
Net shares issued for exercise of stock options	22,718	46,360	—	—	46,360
Tax benefit from disqualified incentive stock options	—	16,274	—	—	16,274
Non-cash stock based compensation	—	23,104	—	—	23,104
Shares repurchased	(23,497)	(11,579)	—	(231,890)	(243,469)
Shares cancelled or adjusted	(66)	—	—	—	—
Change in comprehensive income, net of deferred income tax	—	—	(838,302)	—	(838,302)
Net income	—	—	—	1,953,728	1,953,728
Balance – December 31, 2012	5,341,147	$3,685,620	$121,302	$66,589,643	$70,396,565

Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive income, net of deferred income tax	—	—	(127,082)	—	(127,082)
Net income	—	—	—	603,668	603,668
Balance – December 31, 2013	5,341,147	$3,708,724	$(5,780)	$67,193,311	$70,896,255

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012	2011

Cash flows from operating activities:
Net income	$603,668	$1,953,728	$3,739,876
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	307,237	139,293	59,483
Bond amortization, net	4,067	78,468	153,604
Non-cash stock based compensation	23,104	23,104	30,676
Tax benefit from disqualified incentive stock options	—	(16,274)	(2,724)
Changes in assets and liabilities
Net receivables and accrued investment income	738,304	84,070	(929,229)
Reinsurance recoverable	2,277,275	1,145,620	3,830,227
Deferred policy acquisition costs	149,591	372,928	142,405
Other assets	(1,033,665)	(122,168)	160,847
Unpaid losses and loss adjustment expenses	(5,907,896)	(4,702,118)	(7,072,852)
Unearned premiums	(769,452)	117,958	(17,672)
Advance premium and premium deposits	(291,362)	(61,816)	(11,740)
Accrued expenses and other liabilities	(685,818)	(269,293)	(1,258,818)
Income taxes current/deferred	476,643	42,341	102,817
Net Cash Used by Operating Activities	(4,108,304)	(1,214,159)	(1,073,100)

Cash flows from investing activities:
Purchase of fixed maturity investments	(9,394,419)	(1,700,000)	(14,794,000)
Proceeds from maturity of fixed maturity investments	30,890,000	58,080,000	48,038,998
Net increase in short-term investments	(7,551,068)	(48,116,780)	(31,673,820)
Acquisition of land & building	(9,000,000)	—	—
Additions to property and equipment	(620,327)	(765,362)	(91,607)
Net Cash Provided by Investing Activities	4,324,186	7,497,858	1,479,571

Cash flows from financing activities:
Repurchase of common stock	—	(243,469)	(10,959)
Dividends paid to stockholders	—	(6,409,445)	—
Proceeds from exercise of stock options	—	46,360	23,641
Tax benefit from disqualified incentive stock options	—	16,274	2,724
Net Cash (Used) Provided by Financing Activities	—	(6,590,280)	15,406

Net increase (decrease) in cash	215,882	(306,581)	421,877
Cash at beginning of year	160,506	467,087	45,210
Cash at End of Year	$376,388	$160,506	$467,087

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—	—
Income taxes	$158,953	$858,949	$1,908,982

Supplemental schedule of non-cash investing activities
(Write-offs) of fixed assets	—	—	$(1,602,133)

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

Short term investments include U.S. treasury bills, a U.S. treasury money market fund and bank money market and savings accounts which are all highly rated and redeemable within one year.

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

Property and Equipment

The Company completed a cost segregation study to identify Section 1245 and Section 1250 property and to establish appropriate cost recovery periods for the capital expenditures related to the acquisition of the 26050 Mureau Road office building, located in Calabasas, California. The engagement was completed in February 2014. By determining that certain components of the facility are Section 1245 property, with a recovery period of less than 39 years, Crusader will depreciate those items over the 5-year, 15-year and 39-year recovery periods. Other property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight line methods over 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful life of the assets or the life of the associated lease.

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

As of December 31, 2013, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more-likely-than-not, that any portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. Although realization is not assured, management believes that it is more likely-than-not that the Company’s net deferred tax assets will be realized.

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

c. Insurance Premium Financing Operations

Premium finance interest is charged to policyholders who choose to finance insurance premiums. Interest is charged at rates that vary with the amount of premium financed. Premium finance interest is recognized using a method that approximates the interest (actuarial) method. Other charges and fees earned include late fees, NSF fees and telephone payment processing fees which are earned when recorded.

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

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2013	2012

Premium trust funds (1)	$—	$—
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$700,000	$700,000

(1)	As required by law, the Company segregates from its operating accounts the premiums collected from insured’s which are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments. In the years ended December 31, 2013 and 2012, the Company’s receivables from insurance policies exceeded its premiums payable to insurance companies; therefore, there were no trust restrictions on cash and short-term investments.

(2)	Included in fixed maturity investments are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

Deferred Policy Acquisition Costs

ASC 944 establishes uniformity in the practice of determining costs related to the acquisition of new or renewal insurance contracts that qualify for deferral. Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the successful production of Crusader insurance policies. Policy acquisition costs that are eligible for deferral are deferred and amortized as the related premiums are earned and are limited to their estimated realizable value based on the related unearned premiums plus investment income less anticipated losses and loss adjustment expenses. Ceding commission applicable to the unexpired terms of policies in force is recorded as unearned ceding commission, which is included in deferred policy acquisition costs.

Reinsurance

The Company cedes reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premiums and reinsurance receivables are reported as assets and represent ceded unearned premiums and reinsurance recoverable on both paid and unpaid losses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2013, all such ceded contracts are accounted for as risk transfer reinsurance.

The Company evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2013 or 2012.

Segment Reporting

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 89% of consolidated revenues for the year ended December 31, 2013, 90% of consolidated revenues for the year ended December 31, 2012, and 89% for the year ended December 31, 2011. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through the Company’s wholly owned subsidiary Crusader Insurance Company, which as of December 31, 2013, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader is a multi-line property and casualty insurance company, which began transacting business on January 1, 1985. For the year ended December 31, 2012, 98% of Crusader’s business was commercial multi-peril (CMP) insurance policies. CMP policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured’s premises. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2013	2012	2011
Revenues
Insurance company operation	$27,806,086	$29,336,197	$30,791,722

Other insurance operations	11,874,171	12,342,113	12,571,186
Intersegment eliminations (1)	(8,549,365)	(8,921,740)	(8,786,207)
Total other insurance operations	3,324,806	3,420,373	3,784,979

Total revenues	$31,130,892	$32,756,570	$34,576,701

Income before income taxes
Insurance company operation	$3,276,209	$5,369,206	$8,074,016
Other insurance operations	(2,035,434)	(2,514,170)	(2,323,848)
Total income before income taxes	$1,240,775	$2,855,036	$5,750,168

Assets
Insurance company operation	$118,996,312	$124,503,134	$138,622,429
Intersegment eliminations (2)	(482,624)	(828,309)	(1,063,558)
Total insurance company operation	118,513,688	123,674,825	137,558,871
Other insurance operations	14,339,500	16,333,201	12,816,174
Total assets	$132,853,188	$140,008,026	$150,375,045

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc., a wholly owned subsidiary of Unico (Unifax).

(2) Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

Concentration of Risks

In 2013 and 2012, 100% of Crusader’s gross premium written was derived from California. In 2013, approximately 36% of the $1,233,324 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America (GLIC) dental and group life plan programs. In 2012, approximately 39% of the $1,157,700 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America (GLIC) dental and group life plan programs.

The Company’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses are as follows:

Name of Reinsurer	A.M. Best Rating	Amount Recoverable As of December 31, 2013	Amount Recoverable As of December 31, 2012

Platinum Underwriters Reinsurance, Inc.	A	$2,566,039	$3,852,829
Hannover Ruckversicherungs AG	A+	1,571,189	1,880,015
Partners Reinsurance Company of the U.S.	A+	4,233	173,658
General Reinsurance Corporation	A++	(29)	462,461
TOA Reinsurance	A+	460,060	464,118
QBE Reinsurance Corporation	A	10,577	56,263
Total		$4,612,069	$6,889,344

Stock-Based Compensation

Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation - Stock Compensation” using the modified prospective transition method.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASC 220). The ASU requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted the new standard which became effective for the interim period ended March 31, 2013. The adoption of the new standard did not have any impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASC 740). The objective of the ASU is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 will be effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

There have been no other accounting standards issued in 2013 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – ADVANCE PREMIUM AND PREMIUM DEPOSITS

The insurance company operation records a liability for advance premium that represents the deposits on written premium on policies that have been submitted to the Company and are bound, billed, and recorded prior to their effective date of coverage. These advance premiums are not included in written premium or in the liability for unearned premium.

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

NOTE 3 – INVESTMENTS

A summary of net investment and related income is as follows:

	Year ended December 31
	2013	2012	2011

Fixed maturities	$253,252	$1,469,706	$2,890,473
Short-term investments	79,745	59,269	8,152
Total investment income	$332,997	$1,528,975	$2,898,625

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2013, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,950,000	$1,950,000
Due after one year through five years	9,994,563	9,985,806
Total fixed maturities	$11,944,563	$11,935,806

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Available for sale:
Fixed maturities
Certificates of deposit	$6,849,000	—	—	$6,849,000
U.S. treasury securities	5,095,563	—	$(8,757)	5,086,806
Total fixed maturities	$11,944,563	—	$(8,757)	$11,935,806

December 31, 2012
Available for sale:
Fixed maturities
Certificates of deposit	$10,090,000	—	—	$10,090,000
U.S. treasury securities	23,354,211	$183,791	—	23,538,002
Total fixed maturities	$33,444,211	$183,791	—	$33,628,002

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	Year ended December 31
	2013	2012

Gross unrealized appreciation of fixed maturities	—	$183,791
Gross unrealized (depreciation) of fixed maturities	$(8,757)	—
Net unrealized (depreciation) appreciation on investments	(8,757)	183,791
Deferred federal tax benefit (expense)	2,977	(62,489)
Net unrealized (depreciation) appreciation, net of deferred income axes	$(5,780)	$121,302

The Company had two U.S. treasury securities in an unrealized loss position for a continuous period of less than twelve months as of December 31, 2013, and had no investments in an unrealized loss position at December 31, 2012.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments in the years ended December 31, 2013, 2012 or 2011.

The Company’s investment in Certificates of Deposit (CDs) included $6,249,000 and $9,490,000 of brokered CDs as of December 31, 2013 and December 31, 2012, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of December 31, 2013 and December 31, 2012, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2013	2012

U.S. treasury bills	$91,979,877	$78,776,954
U.S. treasury money market fund	214,574	3,494,729
Bank money market accounts	1,611,104	3,982,804
Bank savings accounts	1,762	1,762
Total short-term investments	$93,807,317	$86,256,249

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2013, and 2012:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$5,086,806	$—	$—	$5,086,806
Certificates of deposit	—	6,849,000	—	6,849,000
Total fixed maturity securities	5,086,806	6,849,000	—	11,935,806
Cash and short-term investments	94,183,705	—	—	94,183,705
Total financial instruments at fair value	$99,270,511	$6,849,000	$—	$106,119,511

December 31, 2012
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$23,538,002	$—	$—	$23,538,002
Certificates of deposit	—	10,090,000	—	10,090,000
Total fixed maturity securities	23,538,002	10,090,000	—	33,628,002
Cash and short-term investments	86,416,755	—	—	86,416,755
Total financial instruments at fair value	$109,954,757	$10,090,000	$—	$120,044,757

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2013, 2012 and 2011.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31	December 31
	2013	2012

Land and building located in Calabasas, California
Land	$1,787,485	$—
Building	7,212,515	—
Other property and equipment located in Woodland Hills, California
Furniture, fixtures, leasehold improvements, computer and office equipment	3,268,298	2,647,971
Accumulated depreciation and amortization	(2,098,358)	(1,791,121)
Net property and equipment	$10,169,940	$856,850

On September 26, 2013, Crusader closed escrow on the purchase of land and a building located in Calabasas, California. There is no relationship between the seller and the Company. The real estate consists of a two-story office building located on commercial land, about four miles from the Company’s current location. The office building has approximately 46,884 rentable square feet. The purchase price of the land and building was $9,500,000. Acquisition costs of $106,505 were expensed as period costs. The Company determined that the purchase price represented the fair value of the assets acquired. No liabilities were assumed. The consideration for the land and building was cash. The purchase price included $500,000 to reimburse the seller for rents on existing tenants in excess of current market through June 30, 2014, which is recorded as a deferred asset and will be amortized monthly through June 30, 2014, the remaining life of the lease terms. The deferred asset is reflected in Other Assets on the Consolidated Balance Sheets. As of December 31, 2013, approximately 43,534 square feet of the building is leased. On June 30, 2014, one of the leases on approximately 36,592 square feet expires. After June 30, 2014, Crusader intends to lease approximately half of the building to non-affiliated companies. The remaining half is intended to be occupied by Crusader and its affiliated companies. This property is intended to be the new home office of the Company.

The Company considered many factors in its decision to purchase a building. Some of the factors considered by management, though not definitive, include:

1.	The Company has been paying rent at its present location since 1987 and, therefore, has not received any benefit from equity buildup or long-term appreciation.
2.	The current and expected cost benefit of ownership versus renting is favorable to ownership.
3.	The Company would have a facility that can accommodate future growth.
4.	The timing of the current real estate marketplace was favorable.
5.	The purchase was a more efficient use of the Company’s available cash compared to maintaining the funds in the Company’s current investment portfolio.
6.	The new building will provide the Company with a substantial improvement in the quality and appearance of its office space.
7.	Ownership will provide the Company a hedge against possible future inflation of occupancy costs.

In February 2014, the Company completed its purchase price allocation and costs segregation analysis for the acquisition of the Calabasas building, including the determination of depreciable lives. The purchase price of the land and building was allocated based on the fair values of the assets acquired on the purchase date of September 26, 2013. Depreciation is computed using straight line methods over 39 years. Depreciation on other property and equipment located in the Calabasas building is computed using straight line methods over 3 to 15 years. Amortization of leasehold improvements on the property is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.

Since the date of acquisition through December 31, 2013, the property has generated revenue in the amount of $263,919 and incurred expenses in the amount of $299,420 which included depreciation. These amounts are included in other income from insurance company revenues and other operating expenses, respectively on the Company’s consolidated statements of operations.

Depreciation on property and equipment located in Woodland Hills, California is computed using straight line methods over 3 to 7 years. Amortization of leasehold improvements on property located in Woodland Hills, California, is computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.

Depreciation and amortization expense on all property and equipment for the years ended December 31, 2013, 2012 and 2011, are $307,237, $139,293 and $59,483, respectively.

NOTE 6 – RECEIVABLES, NET

Receivables, net, include premiums, commissions and notes receivable and are as follows:

	Year ended December 31
	2013	2012

Premiums and commission receivable	$2,146,510	$2,878,055
Premium finance notes receivable	3,948,245	3,872,475
Total premiums and notes receivable	6,094,755	6,750,530
Allowance for doubtful accounts	(938,038)	(1,005,938)
Net receivables	$5,156,717	$5,744,592

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

The Company collected $137,750 and $101,204 during the years ended December 31, 2013, and 2012, respectively. As of December 31, 2013 and 2012, the agent’s balance due to Unifax was $1,256,272 and $1,394,022, respectively. As of December 31, 2013 and 2012, the Company’s bad debt reserve was $931,272 and $994,022 which represents approximately 74% and 71% of the balance due to Unifax, respectively. The Company’s bad debt reserve is subject to change as more information becomes available.

Bad debt expense for the years ended December 31, 2013 and 2012 was a benefit of $50,792 and $98,798, respectively and an expense of $11,465 for the year ended December 31, 2011.

NOTE 7 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2013	2012

Direct reserves
Case reserves	$12,773,733	$11,925,272
IBNR reserves	31,103,096	37,859,453
Total direct reserves	$43,876,829	$49,784,725

Reserves net of reinsurance
Case reserves	$11,707,102	$10,946,621
IBNR reserves	27,741,444	32,253,961
Total net reserves	$39,448,546	$43,200,582

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business were as follows:

	Year ended December 31
Line of Business	2013		2012

CMP	$42,778,814	97.5%	$48,073,951	96.6%
Other liability	1,022,463	2.3%	1,658,429	3.3%
Other	75,552	0.2%	52,345	0.1%
Total	$43,876,829	100.0%	$49,784,725	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s losses and loss adjustment expenses, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2013	2012	2011

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$43,200,582	$46,512,179	$49,743,381

Incurred losses and loss adjustment expenses
Provision for insured events of current year	20,648,634	19,596,313	19,229,785
Decrease in provision for events of prior years	(4,559,459)	(4,362,910)	(4,842,458)
Total losses and loss adjustment expenses	16,089,175	15,233,403	14,387,327

Payments
Losses and loss adjustment expenses attributable to insured events of the current year	8,096,070	7,193,853	5,187,128
Losses and loss adjustment expenses attributable to insured events of prior years	11,745,141	11,351,147	12,431,401
Total payments	19,841,211	18,545,000	17,618,529

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	39,448,546	43,200,582	46,512,179

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	4,428,283	6,584,143	7,974,664
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$43,876,829	$49,784,725	$54,486,843

At each review period, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. In the case of the Company, the estimates proved to be too high in each of the years reflected in the table. The favorable development in 2011 through 2013 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer. Management reviews claims costs that appear to be different from the historical claims costs to determine whether those differences are a normal part of the process or an indication that a change in reserve assumptions is appropriate. Management concluded that the differences noted above are differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of the Company.

NOTE 8 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of Crusader’s deferred policy acquisition costs:

	Year ended December 31
	2013	2012	2011

Deferred policy acquisition costs at beginning of year	$3,785,594	$4,158,522	$4,300,927
Policy acquisition costs deferred during year	5,882,536	6,371,345	6,938,363
Policy acquisition costs amortized during year	(6,032,127)	(6,744,273)	(7,080,768)
Deferred policy acquisition costs at end of year	$3,636,003	$3,785,594	$4,158,522

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

NOTE 9 – LEASE COMMITMENT TO RELATED PARTY

The lease commitment provides for the following minimum annual rental commitments:

Year ending
December 31, 2013 (Through June 30, 2014)	$243,000

The Company presently occupies approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease which expired on March 31, 2013. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provides for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014. The Company believes that at the inception of the lease agreement and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases. The Company also leases storage space from Erwin Cheldin. Depending on usage, storage space rental is estimated to be approximately $15,000 annually. The total rent was $500,770 for the year ended December 31, 2013, $712,248 for the year ended December 31, 2012 and $1,066,990 for the year ended December 31, 2011.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2013	2012

Premium payable	$462,472	$605,353
Unearned contingent commission on reinsurance treaty	60,747	366,080
Unearned policy fee income	803,397	852,023
Retirement plans	275,250	300,000
Accrued salaries and employee benefits	455,997	449,168
Commission payable	91,301	174,613
Other	205,330	293,075
Total accrued expenses and other liabilities	$2,354,494	$3,040,312

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

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or others, which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's general counsel, and they do not generally affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

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

Crusader’s primary excess of loss reinsurance agreements since January 1, 2003, are as follows:

Loss Year(s)	Reinsurer(s)	A. M. Best Rating	Retention	Annual Aggregate Deductible

2011 – 2013	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A+ A+	$500,000	$ -

2005 – 2010	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A+	$300,000	$500,000

2004	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG	A A+	$250,000	$500,000

2003	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & QBE Reinsurance Corporation	A A+ A	$250,000	$500,000

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

The 2007 through 2013 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covered the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties did not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2013, the Company has received a total net contingent commission of $3,647,706 for the years subject to contingent commission. Of this amount, the Company has recognized $3,586,959 of contingent commission income, of which $301,102 was recognized in the year ended December 31, 2013. The remaining balance of the net payments received of $60,747 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions, from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2013, 2012 and 2011 Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000), and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

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

The effect of reinsurance on premiums written, premiums earned, and incurred losses are as follows:

	Year ended December 31
	2013	2012	2011
Premiums written:
Direct business	$31,214,091	$32,572,047	$32,054,590
Reinsurance assumed	—	—	—
Reinsurance ceded	(5,120,807)	(5,180,758)	(5,334,743)
Net premiums written	$26,093,283	$27,391,289	$26,719,847

Premiums earned:
Direct business	$31,983,540	$32,454,089	$32,072,262
Reinsurance assumed	—	—	—
Reinsurance ceded	(5,121,233)	(5,135,929)	(5,348,319)
Net premiums earned	$26,862,307	$27,318,160	$26,723,943

Incurred losses and loss adjustment expenses:
Direct	$15,491,895	$16,795,237	$11,970,100
Assumed	—	—	—
Ceded	597,280	(1,561,834)	2,417,227
Net incurred losses and loss adjustment expenses	$16,089,175	$15,233,403	$14,387,327

Earned reinsurance ceded premium as a percentage of direct earned premium was 16% in 2013 and 2012 and 17% in 2011.

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

The Company’s Profit Sharing Plan and Money Purchase Plan contributions were as follows:

Year ended December 31, 2013	$345,756
Year ended December 31, 2012	$408,233
Year ended December 31, 2011	$233,710

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

Crusader Insurance Company statutory capital and surplus are as follows:

As of December 31, 2013	$61,411,166
As of December 31, 2012	$59,062,170

Crusader Insurance Company statutory net income is as follows:

Year ended December 31, 2013	$2,625,468
Year ended December 31, 2012	$3,620,755
Year ended December 31, 2011	$5,661,398

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

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the insurance department. Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico equal to the greater of (a) 10% of its statutory policyholders' surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2013, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2013 is $6,141,117. In the years ended December 31, 2013, 2012 and 2011, Crusader paid to Unico cash dividends in the amount of $0, $11,750,000, and $1,250,000, respectively.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk, and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2013, was 1071% of authorized control level risk-based capital.

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

In 2013, Crusader was outside the usual value on one of the thirteen IRIS ratio tests. IRIS Ratio test number 6 considers Crusader’s 2013 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3%. Crusader’s 2013 investment yield was 0.3%.

NOTE 15 – STOCK PLANS

The Company’s 1999 Omnibus Stock Plan that covered 500,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999. This plan terminated in accordance with its terms in March 2009. During the year ended December 31, 2012, options to purchase 25,396 shares of common stock were exercised under the 1999 Plan. As of December 31, 2013, there were no existing options to purchase shares of common stock outstanding or exercisable under the 1999 Plan, as all existing options were exercised during the year ended December 31, 2012.

The Unico American Corporation 2011 Incentive Stock Plan covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. Options to purchase 8,760 and 91,240 shares of common stock were granted under the 2011 Plan to one non-executive employee during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, 27,372 of these shares are currently vested and exercisable.

No options were granted during the year ended December 31, 2013. The Company granted no options to non-employees during the years ended December 31, 2013, 2012 and 2011.

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

The Company recognized stock-based compensation expense in the amount of $23,104, $23,104 and $30,676 for all awards issued under the Company’s 2011 Stock Option plan in the salaries and employee benefits line item in the consolidated statements of operations in the year ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $182,226 of total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments which are expected to be recognized over a weighted average remaining period of 7.72 years.

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

The average assumptions used to value each option award granted during the years ended December 31, 2012 and 2011 are as follows:

	Years ended December 31
	2012	2011

Weighted-average grant date fair value	$3.21	$2.53
Expected dividend yield	1.91%	3.12%
Expected volatility	28.01%	28.74%
Risk-free interest rate	1.94%	2.02%
Expected term (years)	10.00	10.00
Expected forfeiture	0.00%	0.00%

The following table summarizes stock option activity for year ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2012	100,000	$10.99	8.72	$165,935
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2013	100,000	$10.99	7.72	$225,934
Exercisable at December 31, 2013	27,372	$10.96	7.68	$62,682

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on December 31, 2013. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0, $225,854 and $87,441, respectively. During the years ended December 31, 2013, 2012 and 2011, the amount of cash received from the exercise of stock options was $0, $46,360 and $23,641, respectively.

NOTE 16 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2013	2012	2011
Federal:
Current	$41,922	$959,935	$1,670,957
Deferred	286,546	60,600	276,145
Total	$328,468	$1,020,535	$1,947,102

State:
Current	$8,953	$8,949	$8,982
Deferred	299,686	(128,176)	54,208
Total	$308,639	$(119,227)	$63,190

Total:
Current	$50,875	$968,884	$1,679,939
Deferred	586,232	(67,576)	330,353
Total	$637,107	$901,308	$2,010,292

The income tax provision reflected in the consolidated statements of operations is different than the expected federal income tax rate of 34% on income as shown in the following table:

	Year ended December 31
	2013	2012	2011

Computed income tax expense at 34%	$421,863	$970,711	$1,955,058
Tax effect of:
State tax, net of federal tax benefit	204,221	(78,259)	41,233
Other	11,023	8,856	14,001
Income tax expense	$637,107	$901,308	$2,010,292

The Company recognizes deferred income tax assets and liabilities for the expected future tax effects attributable to temporary differences between the financial statement and tax return bases of assets and liabilities, and expected benefits of utilizing net operating loss carryforwards, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that any portion of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company increased its valuation allowance related to deferred tax assets on state net operating losses. Although realization is not assured, management believes that it is more likely-than-not that the Company’s remaining net deferred tax assets will be realized.

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year ended December 31
	2013	2012
Deferred tax assets
Discount on loss reserves	$871,495	$1,241,447
Unearned premiums	1,056,093	1,104,384
Unearned commission income	369,882	388,624
Unearned policy fee income	344,176	365,007
State net operating loss carryforwards	953,595	771,172
Bad debt reserve	401,856	430,944
Other	184,333	108,761
Total gross deferred tax assets	4,181,430	4,410,339
Less valuation allowance	649,292	223,423
Net deferred tax assets	$3,532,138	$4,186,916

Deferred tax liabilities
Policy acquisition costs	$1,525,962	$1,588,442
Unrealized gains (losses) on investments	(2,977)	62,489
State tax on undistributed insurance company earnings	357,669	337,112
Federal tax liability on state deferred tax assets	181,210	275,514
Depreciation and amortization	97,114	32,430
Total gross deferred tax liabilities	$2,158,978	$2,295,987

Net deferred tax assets	$1,373,160	$1,893,929

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if, “more-likely-than-not” the positions are sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. If the Company determines after a review of its anticipated future taxable income, and all other available evidence, both positive and negative, that it “is more-likely-than-not” that any of its deferred tax assets will not result in future tax benefits, a valuation allowance is established for the portion of these assets that are not expected to be realized.

As of December 31, 2013, the Company has deferred tax assets of $953,595 generated from state net loss carryforwards. Of these state tax carryforwards, $176,470 expires between 2016 and 2017, and the remaining $771,125 expires between 2028 and 2033. The current state tax rate is 8.84%. As of December 31, 2013, the Company has a deferred tax asset valuation allowance related to state net operating losses in the amount of $649,292.

The net increase in the state deferred tax asset valuation allowance in 2013 of $243,446 was related to the revaluation of the expected utilization of state tax net operating loss carryforwards to be realized prior to their expiration dates.

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

As of December 31, 2013, the Company had no unrecognized tax benefits and no unrecognized additional liabilities or reduction in deferred tax asset. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the year ended December 31, 2013, the Company did not repurchase shares of the Company’s common stock. During the year ended December 31, 2012, the Company repurchased 23,563 shares of the Company’s common stock, in unsolicited transactions at a cost of $243,469, of which $11,579 was allocated to capital and $231,890 was allocated to retained earnings. As of December 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

NOTE 18 - EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	Year ended December 31
	2013	2012	2011
Basic Earnings Per Share
Net income numerator	$603,668	$1,953,728	$3,739,876
Weighted average shares outstanding denominator	5,341,147	5,339,341	5,335,524

Per share amount	$0.11	$0.37	$0.70

Diluted Earnings Per Share
Net income numerator	$603,668	$1,953,728	$3,739,876

Weighted average shares outstanding	5,341,147	5,339,341	5,335,524
Effect of diluted securities	3,065	13,637	23,066
Diluted shares outstanding denominator	5,344,212	5,352,978	5,358,590

Per share amount	$0.11	$0.36	$0.70

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2013 and 2012 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2013
Total revenues	$7,949,783	$7,763,234	$7,682,727	$7,735,148
Income (loss) before taxes	$56,178	$386,071	$(543,862)	$1,342,388
Net income (loss)	$8,336	$250,207	$(368,366)	$713,491
Earnings (loss) per share: Basic	$0.00	$0.05	$(0.07)	$0.13
Earnings (loss) per share: Diluted	$0.00	$0.05	$(0.07)	$0.13

Calendar Year 2012
Total revenues	$8,335,186	$8,266,835	$8,228,464	$7,926,085
Income before taxes	$772,978	$198,872	$1,134,429	$748,757
Net income	$500,370	$156,775	$745,595	$550,988
Earnings per share: Basic	$0.09	$0.03	$0.14	$0.10
Earnings per share: Diluted	$0.09	$0.03	$0.14	$0.10

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (1992).” Based upon its assessment, the Company’s management believes that as of December 31, 2013, the Company’s internal control over financial reporting is effective based on these criteria.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2013, are contained herein as listed in the Index to Consolidated Financial Statements on Page 45.

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

3. Exhibits:

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984)
3.2	By-laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008)
3.3	Amended Section 1 of Article V of the Company’s Bylaws effective April 1, 2009 (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on March 26, 2009)
10.1	Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985)*
10.2	The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987)
10.3	The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.4	The Lease Amendment #2 dated March 23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed on March 31, 2008)
10.5	Real Estate Lease dated April 1, 2012 between Unico American Corporation and Cheldin Management Company (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012).
10.6	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate at 26050 Mureau Road, Calabasas, CA, as amended (Incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
10.7	1999 Omnibus Stock Plan of Unico American Corporation (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000)*
10.8	Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*
10.9	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*
10.10	Amendment to Employment Agreement effective January 1, 2010 by and between Registrant and Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10Q for the Quarter ended March 31, 2010.)*
10.11

Amendment to Employment Agreement dated September 21, 2012 by and between Registrant and Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)*

* Indicates management contract or compensatory plan or arrangement.

10.12	Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 21, 2008)*
10.13	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester A. Aaron (Incorporated herein by reference to Exhibit 10.2 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*
10.14	Amendment to Employment Agreement effective January 1, 2010 by and between Registrant and Lester A. Aaron (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.)*
10.15	Employment Agreement effective April 1, 2009 by and between Registrant and Terry L. Kinigstein (Incorporated herein by reference to Exhibit 10.3 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009)*
10.16	Amendment to Employment Agreement effective January 1, 2010 by and between Registrant and Terry L. Kinigstein (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.)*
10.17	Unico American Corporation Money Purchase Plan & Trust. (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2009, filed on March 9, 2011)*
10.18	The 2011 Incentive Stock Option Plan of Unico American Corporation (incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011)*
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984)
23	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2014

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 28, 2014

/s/ Lester A. Aaron Lester A. Aaron	Treasurer, Chief Financial Officer and Director (Principal Accounting and Principal Financial Officer)	March 28, 2014

/s/ Terry L. Kinigstein Terry L. Kinigstein	Vice President, Secretary and Director	March 28, 2014

/s/ Erwin Cheldin Erwin Cheldin	Director	March 28, 2014

/s/ George C. Gilpatrick	Director	March 28, 2014
George C. Gilpatrick

/s/ Warren D. Orloff	Director	March 28, 2014
Warren D. Orloff

/s/ Samuel J. Sorich	Director	March 28, 2014
Samuel J. Sorich

/s/ Donald B. Urfrig	Director	March 28, 2014
Donald B. Urfrig

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unico American Corporation:

Under date of March 28, 2014, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, as contained in the Annual Report on Form 10K for the year 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 28, 2014

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

	December 31	December 31
	2013	2012

ASSETS
Investments
Short-term investments	$1,762	$1,762
Total investments	1,762	1,762
Cash	304,982	51,578
Receivables due from subsidiaries	2,214,975	2,808,769
Investments in subsidiaries	67,026,608	66,559,109
Property and equipment, net	1,262,764	856,850
Other assets	185,158	203,616
Total Assets	$70,996,249	$70,481,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$99,994	$85,119
Payables to subsidiaries (net of receivables)	—	—
Total Liabilities	$99,994	$85,119

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock	$3,708,724	$3,685,620
Accumulated other comprehensive (loss) income	(5,780)	121,302
Retained earnings	67,193,311	66,589,643
Total Stockholders’ Equity	$70,896,255	$70,396,565

Total Liabilities and Stockholders’ Equity	$70,996,249	$70,481,684

See accompanying notes to condensed financial information. See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2013	2012	2011

REVENUES

Net investment income	$67,843	$51,086	$28,733
Other income	6,100	7,300	312
Total Revenue	73,943	58,386	29,045

EXPENSES

General and administrative expenses	64,856	44,550	20,830
Income before equity in net income of subsidiaries	9,087	13,836	8,215
Equity in net income of subsidiaries	594,581	1,939,892	3,731,661
Net Income	$603,668	$1,953,728	$3,739,876

See accompanying notes to condensed financial information. See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE INCOME – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2013	2012	2011

Net income	$603,668	$1,953,728	$3,739,876
Other changes in comprehensive income:
Changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	(192,548)	(1,270,154)	(1,956,756)

Income tax benefit related to changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	65,466	431,852	665,297
Comprehensive Income	$476,586	$1,115,426	$2,448,417

See accompanying notes to condensed financial information. See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2013	2012	2011

Cash flows from operating activities:
Net income	$603,668	$1,953,728	$3,739,876

Adjustments to reconcile net income to net cash from operations
Undistributed equity in net income of subsidiaries	(594,581)	(1,939,892)	(3,731,661)
Depreciation and amortization	214,413	139,293	59,483
Non-cash stock based compensation	23,104	23,104	30,676
Accrued expenses and other liabilities	14,875	836	(52,332)
Tax benefit from disqualified incentive stock options	—	(16,274)	(2,724)
Other assets	18,458	(58,207)	5,936
Net Cash Provided by Operating Activities	279,937	102,588	49,254

Cash flows from investing activities
Increase (decrease) in short-term investments	—	100	(1)
Additions to property and equipment	(620,327)	(765,362)	(91,607)
Dividends received from subsidiaries	—	11,750,000	1,250,000
Net change in payables and receivables from subsidiaries	593,794	(4,461,440)	(1,210,904)
Net Cash Provided by (Used) Investing Activities	(26,533)	6,523,298	(52,512)

Cash flows from financing activities
Dividend paid to stockholders	—	(6,409,445)	—
Proceeds from exercise of stock options	—	46,360	23,641
Tax benefit from disqualified incentive stock options	—	16,274	2,724
Repurchase of common stock	—	(243,469)	(10,959)
Net Cash (Used) Provided by Financing Activities	—	(6,590,280)	15,406

Net increase in cash	253,404	35,606	12,148
Cash at beginning of year	51,578	15,972	3,824
Cash at End of Year	$304,982	$51,578	$15,972

Supplemental schedule of non-cash investing activities
Write-offs of fixed assets	—	—	$(1,602,133)

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

Dividends

Unico received cash dividends from Crusader Insurance Company of $0, $11,750,000 and $1,250,000 in the years ended December 31, 2013, 2012 and 2011, respectively.

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

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $214,413, $139,293, and $59,483 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Commitments and Contingencies

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

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Cost	Future Benefits, Losses, and Loss Adjustment Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Premium Written

Year ended
December 31, 2013
Property & Casualty	$3,636,003	$43,876,829	$15,260,782	$26,862,307	$331,829	$16,089,175	$6,032,127	$7,768,815	$26,093,284

Year ended
December 31, 2012
Property & Casualty	$3,785,594	$49,784,725	$16,030,234	$27,318,160	$1,527,824	$15,233,403	$6,744,273	$7,923,857	$27,391,289

Year ended
December 31, 2011
Property & Casualty	$4,158,522	$54,486,843	$15,912,276	$26,723,943	$2,896,773	$14,387,327	$7,080,768	$7,358,438	$26,719,847

