Form 10-Q
period 2014-03-31
UNICO AMERICAN CORP
filed 2014-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2014
Common Stock, $0 par value per share	5,341,147

1 of 23

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2014	2013
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: March 31, 2014 $11,745,157; December 31, 2013 $11,944,563)	$11,743,016	$11,935,806
Short-term investments, at fair value	94,562,792	93,807,317
Total Investments	106,305,808	105,743,123
Cash	97,257	376,388
Accrued investment income	11,423	5,249
Receivables, net	5,099,362	5,156,717
Reinsurance recoverable:
Paid losses and loss adjustment expenses	21,015	183,786
Unpaid losses and loss adjustment expenses	4,730,921	4,428,283
Deferred policy acquisition costs	3,668,055	3,636,003
Property and equipment, net	10,168,025	10,169,940
Deferred income taxes	1,445,388	1,373,160
Other assets	1,413,562	1,780,539
Total Assets	$132,960,816	$132,853,188

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$43,132,847	$43,876,829
Unearned premiums	15,132,509	15,260,782
Advance premium and premium deposits	489,960	464,828
Income taxes payable	144,025	—
Accrued expenses and other liabilities	2,563,296	2,354,494
Total Liabilities	$61,462,637	$61,956,933

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,341,147 at March 31, 2014, and 5,341,147 at December 31, 2013	$3,714,500	$3,708,724
Accumulated other comprehensive loss	(1,413)	(5,780)
Retained earnings	67,785,092	67,193,311
Total Stockholders’ Equity	$71,498,179	$70,896,255

Total Liabilities and Stockholders' Equity	$132,960,816	$132,853,188

See condensed notes to unaudited consolidated financial statements.

2 of 23

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2014	2013
REVENUES
Insurance company revenues
Net premium earned	$6,388,241	$6,689,517
Investment income	31,267	121,289
Other income	255,431	233,706
Total Insurance Company Revenues	6,674,939	7,044,512

Other revenues from insurance operations
Gross commissions and fees	734,563	882,514
Investment income	77	371
Finance fees earned	17,420	19,618
Other income	13,112	2,768
Total Revenues	7,440,111	7,949,783

EXPENSES
Losses and loss adjustment expenses	2,892,350	4,556,450
Policy acquisition costs	1,476,732	1,434,070
Salaries and employee benefits	1,281,928	1,263,403
Commissions to agents/brokers	43,839	60,628
Other operating expenses	838,925	579,054
Total Expenses	6,533,774	7,893,605

Income before taxes	906,337	56,178
Income tax expense	314,554	47,842
Net Income	$591,783	$8,336

PER SHARE DATA:
Basic
Earnings Per Share	$0.11	$0.00
Weighted Average Shares	5,341,147	5,341,147

Diluted
Earnings Per Share	$0.11	$0.00
Weighted Average Shares	5,345,478	5,344,463

See condensed notes to unaudited consolidated financial statements.

3 of 23

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31
	2014	2013

Net income	$591,783	$8,336
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	6,616	(72,427)

Income tax (expense) benefit related to changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(2,249)	24,625
Comprehensive Income (Loss)	$596,150	$(39,466)

See condensed notes to unaudited consolidated financial statements.

4 of 23

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2014	2013
Cash flows from operating activities:
Net income	$591,783	$8,336
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	138,186	52,587
Bond amortization, net	(594)	4,983
Non-cash stock based compensation	5,776	5,776
Changes in assets and liabilities
Net receivables and accrued investment income	51,181	288,346
Reinsurance recoverable	(139,867)	652,678
Deferred policy acquisition costs	(32,052)	(57,527)
Other assets	119,696	35,663
Unpaid losses and loss adjustment expenses	(743,982)	(321,933)
Unearned premiums	(128,273)	(130,043)
Advance premium and premium deposits	25,132	(142,957)
Accrued expenses and other liabilities	208,803	(358,545)
Income taxes current/deferred	316,826	49,357
Net Cash Provided by Operating Activities	412,615	86,721

Cash flows from investing activities:
Purchase of fixed maturity investments	—	(699,000)
Proceeds from maturity of fixed maturity investments	200,000	7,948,000
Net increase in short-term investments	(755,475)	(7,081,776)
Additions to property and equipment	(136,271)	(244,888)
Net Cash Used by Investing Activities	(691,746)	(77,664)

Cash flows from financing activities:
Net Cash Provided (Used) by Financing Activities	—	—

Net (decrease) increase in cash	(279,131)	9,057
Cash at Beginning of period	376,388	160,506
Cash at End of Period	$97,257	$169,563

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

See condensed notes to unaudited consolidated financial statements.

5 of 23

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques. (See Note 8)

The Company has used the following methods and assumptions in estimating its fair value disclosures:

  Fixed Maturities:
1.	Investment securities, excluding long-term certificates of deposit – Fair values are obtained from a national quotation service.

2.	Long-term certificates of deposit – The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

  Cash and short-term investments – The carrying amounts reported in the balance sheet approximate their fair values given the short term nature of these instruments.

  Receivables, net – The carrying amounts reported in the balance sheet approximate their fair values given the short-term nature of these instruments.

  Accrued expenses and other liabilities – The carrying amounts reported in the balance sheet approximate the fair values given the short-term nature of these instruments.

6 of 23

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2014 and December 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended March 31, 2014 and 2013. The Company has or will retire all stock repurchased.

NOTE 3 – EARNINGS PER SHARE

The following table represents the reconciliation of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31
	2014	2013
Basic Earnings Per Share
Net income	$591,783	$8,336

Weighted average shares outstanding	5,341,147	5,341,147

Basic earnings per share	$0.11	$0.00

Diluted Earnings per Share
Net income	$591,783	$8,336

Weighted average shares outstanding	5,341,147	5,341,147
Effect of common share equivalents	4,331	3,316
Diluted shares outstanding	5,345,478	5,344,463

Diluted earnings per share	$0.11	$0.00

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted earnings per share, as the inclusion of stock options would have an anti-dilutive effect.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Recently Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Accounting Standards Codification (“ASC”) 740). The objective of the ASU is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 became effective for annual and interim reporting periods beginning after December 15, 2013. The Company adopted the ASU on January 1, 2014, and the adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

7 of 23

As of March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31	December 31
	2014	2013
Land and building located in Calabasas, California
Land	$1,787,485	$1,787,485
Building	7,212,515	7,212,515
Other property and equipment located in Woodland Hills, California
Furniture, fixtures, leasehold improvements, computer and office equipment	3,404,569	3,268,298
Accumulated depreciation and amortization	(2,236,544)	(2,098,358)
Net property and equipment	$10,168,025	$10,169,940

On September 26, 2013, Crusader closed escrow on the purchase of land and a building located in Calabasas, California. There is no relationship between the seller and the Company. The real estate consists of a two-story office building located on commercial land, about four miles from the Company’s current location. The office building has 46,884 rentable square feet. The purchase price of the land and building was $9,500,000. Acquisition costs of $106,505 were expensed as period costs during the three months ended September 30, 2013. The Company determined that the purchase price represented the fair value of the assets acquired. No liabilities were assumed. The consideration for the land and building was cash. The purchase price included $500,000 to reimburse the seller for rents on existing tenants in excess of current market through June 30, 2014, which is recorded as a deferred asset and will be amortized monthly through June 30, 2014, the remaining life of the lease terms. The deferred asset is reflected in Other Assets on the Consolidated Balance Sheets. As of March 31, 2014, approximately 43,535 square feet of the building is leased. On June 30, 2014, one of the leases on approximately 36,590 square feet expires. After this tenant vacates the building, Crusader and its affiliated companies intend to occupy approximately half the building. This property is intended to be the new home office of the Company. Crusader intends to lease the remaining half of the building to non-affiliated companies.

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

Depreciation on property and equipment located in Woodland Hills, California is computed using straight line methods over 3 to 7 years. Amortization of leasehold improvements on property located in Woodland Hills, California, is computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three months ended March 31, 2014 and 2013 was $138,186 and $52,587, respectively.

8 of 23

NOTE 7 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 90% and 89% of consolidated revenues for the three months ended March 31, 2014 and 2013, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2014	2013
Revenues
Insurance company operation	$6,674,939	$7,044,512

Other insurance operations	2,822,373	3,054,560
Intersegment eliminations (1)	(2,057,201)	(2,149,289)
Total other insurance operations	765,172	905,271

Total revenues	$7,440,111	$7,949,783

Income before Income Taxes
Insurance company operation	$1,615,934	$381,038
Other insurance operations	(709,597)	(324,860)
Total income before income taxes	$906,337	$56,178

	As of
	March 31	December 31
	2014	2013
Assets
Insurance company operation	$120,129,069	$118,996,312
Intersegment eliminations (2)	(1,376,374)	(482,624)
Total insurance company operation	118,752,695	118,513,688

Other insurance operations	14,208,121	14,339,500
Total assets	$132,960,816	$132,853,188

(1)	Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc. (Unifax), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

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

9 of 23

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2014, and December 31, 2013:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$5,094,016	$—	$—	$5,094,016
Certificates of deposit	—	6,649,000	—	6,649,000
Total fixed maturity securities	5,094,016	6,649,000	—	11,743,016
Cash and short-term investments	94,660,049	—	—	94,660,049
Total financial instruments at fair value	$99,754,065	$6,649,000	$—	$106,403,065

December 31, 2013
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$5,086,806	$—	$—	$5,086,806
Certificates of deposit	—	6,849,000	—	6,849,000
Total fixed maturity securities	5,086,806	6,849,000	—	11,935,806
Cash and short-term investments	94,183,705	—	—	94,183,705
Total financial instruments at fair value	$99,270,511	$6,849,000	$—	$106,119,511

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2014 and December 31, 2013.

NOTE 9 – INVESTMENTS

A summary of total investment income is as follows:

	Three Months Ended March 31
	2014	2013

Fixed maturities	$13,089	$98,306
Short-term investments	18,255	23,354
Total investment income	$31,344	$121,660

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Available for sale:
Fixed maturities
Certificates of deposit	$6,649,000	—	—	$6,649,000
U.S. treasury securities	5,096,157	$641	$(2,782)	5,094,016
Total fixed maturities	$11,745,157	$641	$(2,782)	$11,743,016

10 of 23

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Available for sale:
Fixed maturities
Certificates of deposit	$6,849,000	—	—	$6,849,000
U.S. treasury securities	5,095,563	—	$(8,757)	5,086,806
Total fixed maturities	$11,944,563	—	$(8,757)	$11,935,806

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2014	2013

Gross unrealized appreciation of fixed maturities	$641	—
Gross unrealized (depreciation) of fixed maturities	(2,782)	$(8,757)
Net unrealized appreciation on investments	(2,141)	(8,757)
Deferred federal tax expense	728	2,977
Net unrealized (depreciation),net of deferred income taxes	$(1,413)	$(5,780)

At March 31, 2014, the Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than twelve months. At December 31, 2013, the Company had two U.S. treasury securities in an unrealized loss position for a continuous period of less than twelve months.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investment gains (losses) during the three months ended March 31, 2014 and 2013. The unrealized gains or losses from fixed maturities are reported as “Accumulated Other Comprehensive Income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments during the three months ended March 31, 2014 and 2013.

The Company’s investment in Certificates of Deposit (CDs) included $6,049,000 and $6,249,000 of brokered CDs as of March 31, 2014 and December 31, 2013, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of March 31, 2014 and December 31, 2013, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	March 31, 2014	December 31, 2013

U.S. treasury bills	$91,982,143	$91,979,877
U.S. treasury money market fund	716,721	214,574
Bank money market accounts	1,862,166	1,611,104
Bank savings accounts	1,762	1,762
Total short-term investments	$94,562,792	$93,807,317

11 of 23

NOTE 10 – CONTINGENCIES

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

The Company collected $75,000 and $62,750 during the three months ended March 31, 2014, and 2013, respectively. As of March 31, 2014 and December 31, 2013, the agent’s balance due to Unifax was $1,181,272 and $1,256,272, respectively. As of March 31, 2014 and December 31, 2013, the Company’s bad debt reserve was $931,272 which represents approximately 79% and 74% of the balance due to Unifax, respectively. The Company’s bad debt reserve is subject to change as more information becomes available.

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

Total revenue for the three months ended March 31, 2014, was $7,440,111 compared to $7,949,783 for the three months ended March 31, 2013, a decrease of $509,672 (6%). The Company had net income of $591,783 for the three months ended March 31, 2014, compared to $8,336 for the three months ended March 31, 2013, an increase of $583,447.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's financial statements and notes thereto, and all other items contained within the report on this Form 10-Q.

12 of 23

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 90% and 89% of consolidated revenues for the three months ended March 31, 2014 and 2013, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of March 31, 2014, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business was written in the state of California. During the three months ended March 31, 2014 and 2013, 98% of Crusader’s business was commercial multi-peril policies. In October of 2013, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

For the three months ended March 31, 2014, direct written premium as reported on the Company’s statutory statement was $7,501,747 compared to $7,835,940, for the three months ended March 31, 2013, a decrease of $334,193 (4%).

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit before income taxes is as follows:

	Three Months Ended March 31
	2014	2013	Increase (Decrease)

Net written premium	$6,286,269	$6,551,219	$(264,950)
Net change in unearned premium	101,972	138,298	(36,326)
Net premium earned	6,388,241	6,689,517	(301,276)
Less:
Losses and loss adjustment expenses	2,892,350	4,556,450	(1,664,100)
Policy acquisition costs	1,476,732	1,434,070	42,662
Total	4,369,082	5,990,520	(1,621,438)
Underwriting profit before income taxes	$2,019,159	$698,997	$1,320,162

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended March 31
	2014	2013	Increase (Decrease)

Losses and loss adjustment expenses
Provision for insured events of current year	$4,310,293	$5,540,695	$(1,230,402)
Development of insured events of prior years	(1,417,943)	(984,245)	(433,698)
Total losses and loss adjustment expenses	$2,892,350	$4,556,450	$(1,664,100)

13 of 23

Losses and loss adjustment expenses were 45% of net premium earned for the three months ended March 31, 2014, compared to 68% of net premium earned for the three months ended March 31, 2013. As reflected in the above table, this decrease is due to a decrease in the provision for insured events of the current year and an increase in favorable development of insured events of prior years.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 11% of total revenues in the three months ended March 31, 2014 and 2013.

Investments and Liquidity

The Company generates revenue from its total invested assets of $106,307,949 (at amortized cost) and $119,528,253 (at amortized cost) as of March 31, 2014 and 2013, respectively. Investment income decreased $90,316 (74%) to $31,344 for the three months ended March 31, 2014, compared to $121,660 for the three months ended March 31, 2013. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average investment yield on its fixed maturity obligations to 0.1% for the three months ended March 31, 2014, from 0.4% for the three months ended March 31, 2013. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at March 31, 2014, were $106,405,206 compared to $119,697,816 at March 31, 2013. Crusader's cash and investments were 98% and 97% of the total cash and investments (at amortized cost) held by the Company as of March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had invested $11,745,157 (at amortized cost) or 11% of its total invested assets in fixed maturity obligations. The Company's investments in fixed maturity obligations of $11,745,157 (at amortized cost) include $5,096,157 (43%) of U.S. treasury securities and $6,649,000 (57%) of long-term certificates of deposit. As of December 31, 2013, the Company had invested $11,944,563 (at amortized cost) or 11% of its total invested assets in fixed maturity obligations which included $5,095,563 (43%) of U.S. treasury securities and $6,849,000 (57%) of long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, U.S. treasury money market fund and bank money market and savings accounts that are all highly rated and redeemable within one year.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2014 and December 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended March 31, 2014 and 2013. The Company has or will retire all stock repurchased.

14 of 23

The Company reported $412,615 net cash provided by operating activities for the three months ended March 31, 2014, an increase of $325,894 (376%) compared to $86,721 net cash provided by operating activities for the three months ended March 31, 2013. The increase in net cash provided by operating activities is primarily attributable to the increase in net income during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in net income was principally a consequence of decreased loss and loss adjustment expenses incurred during the three months ended March 31, 2014, when compared to three months ended March 31, 2013. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of March 31, 2014, the Company had only 591 open claims. The Company continues to be profitable, well capitalized, and adequately reserved; and it does not anticipate future liquidity problems. As of March 31, 2014, all of the Company’s investments are in U.S. treasury securities; FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 1.4 years.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2014, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Since trust receivables were in excess of trust payables there were no trust restrictions on cash and short-term investments at March 31, 2014.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2014, to the three months ended March 31, 2013, unless otherwise indicated.

For the three months ended March 31, 2014, total revenues were $7,440,111, a decrease of $509,672 (6%) compared to total revenues of $7,949,783 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company had income before taxes of $906,337, an increase of $850,159 (1,513%) compared to income before taxes of $56,178 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company had net income of $591,783, an increase of $583,447 compared to net income of $8,336 for the three months ended March 31, 2013.

The decrease in revenues of $509,672 (6%) for the three months ended March 31, 2014, when compared to March 31, 2013, was primarily due to a decrease in earned premium of $301,276 (5%) a decrease in investment income of $90,316 (74%) and a decrease commission and fee income of $147,951 (17%).

The increase in income before taxes of $850,159 (1,513%) for the three months ended March 31, 2014, when compared to March 31, 2013, was primarily due to a decrease in loss and loss adjustment expenses of $1,664,100 (37%) and an increase in other operating expenses of $259,871 (45%) offset by a decrease in revenues of $509,672 as discussed above.

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement decreased $334,193 (4%) to $7,501,747 for the three months ended March 31, 2014, compared to $7,835,940 for the three months ended March 31, 2013.

The decline in written premium in 2014 of 4% compared to 2013 primarily reflects the soft market place and intense price competition in the Company’s commercial property casualty insurance lines of business, management’s continued emphasis on rate adequacy and underwriting discipline and the termination of relations with certain specialty producers in the Company’s Used Car Dealers and Towing programs. The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three areas of its operations: (1) product development, (2) improved service to retail brokers, and (3) appointment of captive and independent retail agents. In order to enhance service, the Company is currently customizing and configuring a new policy administration system that is primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Full deployment of this system is planned to occur within approximately 18 months. Crusader does not intend to substantially increase its number of appointed retail agents until the Company implements its new policy administration system.

15 of 23

Premium earned before reinsurance decreased $335,964 (4%) to $7,630,021 for the three months ended March 31, 2014, compared to $7,965,985 for the three months ended March 31, 2013. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Earned ceded premium decreased $34,688 (3%) to $1,241,780 for the three months ended March 31, 2014, compared to $1,276,468 for the three months ended March 31, 2013. Earned ceded premium as a percentage of direct earned premium was 16% for the three months ended March 31, 2014 and 2013.

In calendar years 2014, 2013 and 2012 Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. In calendar years 2014, 2013 and 2012 Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000), and 0% in its 2nd layer ($31,000,000 in excess of $9,000,000).

The 2007 through 2014 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covered the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties did not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of March 31, 2014, the Company has received a total net contingent commission of $3,647,706 for the years subject to contingent commission. Of this amount, the Company has recognized $3,600,765 of contingent commission income; of which $13,806 and $221,638 was recognized in the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the remaining balance of the net payments received of $46,941 and $60,747, respectively is unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded IBNR for the years subject to contingent commission.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2014, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended March 31
	2014	2013	Increase (Decrease)

Direct earned premium	$7,630,021	$7,965,985	$335,964
Earned ceded premium	1,241,780	1,276,468	(34,688)
Net earned premium	$6,388,241	$6,689,517	$(301,276)
Ratio of earned ceded premium to direct earned premium	16%	16%

16 of 23

Investment income decreased $90,316 (74%) to $31,344 for the three months ended March 31, 2014, compared to $121,660 for the three months ended March 31, 2013. The Company had no realized gains or losses for the three months ended March 31, 2014 and 2013. The decrease in investment income in the current period as compared to the prior year period is primarily a result of a decrease in invested assets and a decrease in the Company’s annualized weighted average yield to 0.1% for the three months ended March 31, 2014, compared to 0.4% for the three months ended March 31, 2013. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets.

Investment income and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2014	2013

Average invested assets* - at amortized cost	$106,029,915	$119,614,357
Interest income
Insurance company operations	$31,267	$121,289
Other operations	77	371
Total investment income and realized gains	$31,344	$121,660

Annualized yield on average invested assets	0.1%	0.4%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2014, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2014	1,750,000	1,750,000	1,750,000	0.5%
December 31, 2015	9,549,000	9,544,844	9,545,485	0.4%
December 31, 2016	350,000	350,000	350,000	1.1%
December 31, 2018	100,000	100,313	97,531	0.7%
Total	$11,749,000	$11,745,157	$11,743,016	0.4%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 1.4 years as of March 31, 2014, and 0.6 years as of March 31, 2013. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of March 31, 2014, the Company held one fixed maturity investment with unrealized appreciation of $641 and held one fixed maturity investment with unrealized depreciation of $2,782 for a continuous period of less than 12 months. As of December 31, 2013, the Company held two fixed maturity investments with unrealized depreciation of $8,756 and held no fixed maturity investments with unrealized appreciation.

No securities were sold at a loss during the three months ended March 31, 2014 or 2013.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investment gains (losses) in the three months ended March 31, 2014 or 2013. The unrealized gains or losses from fixed maturities are reported as “Accumulated Other Comprehensive Income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments in the three months ended March 31, 2014 or 2013.

17 of 23

Other Income included in Insurance Company Revenues and Other Insurance Operations increased $32,069 (14%) to $268,543 for the three months ended March 31, 2014, compared to $236,474 for the three months ended March 31, 2013. The increase in other income is primarily the result of $229,847 received by Crusader as rental income from the Calabasas property that was acquired on September 26, 2013, and was offset by the decrease of $207,832 (94%) in the amount of contingent commission related to the profit sharing arrangement in the 2003, 2004 and 2006 excess of loss reinsurance treaties recognized during the three months ended March 31, 2014. The Company recognized $13,806 of contingent commission in the three months ended March 31, 2014, compared to $221,638 recognized during the three months ended March 31, 2013.

Gross commissions and fees decreased $147,951 (17%) to $734,563 for the three months ended March 31, 2014, compared to gross commissions and fees of $882,514 for the three months ended March 31, 2013.

The decreases in gross commission and fee income for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, are as follows:

	Three Months Ended
	March 31		Increase
	2014	2013	(Decrease)

Policy fee income	$396,900	$430,052	$(33,152)
Health insurance program	255,271	308,655	(53,384)
Membership and fee income	25,932	30,388	(4,456)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	30,496	54,675	(24,179)
Contingent commission	25,964	58,744	(32,780)
Total	$734,563	$882,514	$(147,951)

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income decreased $33,152 (8%) in the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease in policy fee income is due to a 5% decrease in policies issued in the current amortization period as compared to the prior year amortization period.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $53,384 (17%) in the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This $53,384 decrease in commission income reported in the three months ended March 31, 2014, when compared to the prior year period is primarily a decrease in commissions on individual and group insurance policies of $62,429 and an increase in override and other commissions of $9,045 in the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease is a result of fewer in force individual and group policies and a decrease in commission rates on new and existing business.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $4,456 (15%) for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This decrease is primarily a result of a decrease in the number of association members enrolled in AAQHC during the three months ended March 31, 2014, compared to the number of association members enrolled during the three months ended March 31, 2013.

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

18 of 23

Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $24,179 (44%) for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease in commission income in the three months March 31, 2014, compared to the three months ended March 31, 2013, is primarily due to a continued decline in premiums written in this program from the non-affiliated insurance companies that it previously represented as a general agent.

Finance fees earned by the Company’s premium finance subsidiary, American Acceptance Corporation (AAC), decreased $2,198 (11%) to $17,420 for the three months ended March 31, 2014, compared to $19,618 in fees earned during the three months ended March 31, 2013. The decrease in fees earned during the three months ended March 31, 2014, compared to three months ended March 31, 2013, is a result of a decrease in the number of loans issued and outstanding during the period compared to the prior year period. During the three months ended March 31, 2014, AAC issued 818 loans and had 2,440 loans outstanding compared to 873 loans issued during the three months ended March 31, 2013, and 2,522 loans outstanding. AAC only provides premium financing for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010 and, therefore, did not earn any finance charges during the three months ended March 31, 2014 and 2013. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 45% of net premium earned for the three months ended March 31, 2014, compared to 68% of net premium earned for the three months ended March 31, 2013.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2014	2013	Increase (Decrease)

Net premium earned	$6,388,241	$6,689,517	$(301,276)

Losses and loss adjustment expenses
Provision for insured events of current year	4,310,293	5,540,695	(1,230,402)
Development of insured events of prior years	(1,417,943)	(984,245)	(433,698)
Total losses and loss adjustment expenses	$2,892,350	$4,556,450	$(1,664,100)

Calendar year loss ratio	45%	68%

The variability of the Company’s losses and loss adjustment expenses for the periods presented is primarily due to the small population of the Company’s claims, which may result in greater fluctuations in claim frequency and/or severity.

The current accident year losses and loss adjustment expenses in the three months ended March 31, 2014, were 67% of net earned premium compared to current accident year losses and loss adjustment expenses of 83% in the three months ended March 31, 2013. One large property loss that exceeded Crusader’s reinsurance retention of $500,000 contributed to the increased losses in the three months ended March 31, 2013.

The Company reported an increase in the favorable development of insured events of prior accident years of $433,698 during the three months ended March 31, 2014, compared with the three months ended March 31, 2013.  Although property losses typically do not develop materially, during the three months ended March 31, 2013, the Company incurred approximately $600,000 of adverse development primarily from property claims that occurred in December 2012.

Crusader’s reinsurance retention is relatively high in relationship to its net earned premium, which can result in increased loss ratio volatility when large losses are incurred. Nevertheless, management believes that its reinsurance retentions are reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

19 of 23

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

At the end of each fiscal quarter, the Company’s unpaid claims costs (reserves) for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer and by an independent consulting actuary.  Generally accepted actuarial methods including the widely used Bornhuetter-Ferguson and loss development methods are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is determined by management and tested for reasonableness by the independent consulting actuary.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. Current and prior year policy acquisition costs were affected by the implementation of FASB ASU 2010-26 beginning in 2012. The implementation of FASB ASU 2010-26 modified the acquisition costs available to be capitalized and deferred. The primary policy acquisition costs affected were salary and salary related costs. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These costs were approximately 23% and 21% of net premium earned for the three months ended March 31, 2014, and 2013. Policy acquisition costs as a percentage of earned premium increased in the three months ended March 31, 2014, primarily due to the decrease in net premium earned in the three months ended March 31, 2014, compared to the prior year period.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended March 31
	2014	2013	Increase (Decrease)

Policy acquisition costs	$1,476,732	$1,434,070	$42,662
Ratio to net earned premium (GAAP ratio)	23%	21%

20 of 23

Salaries and employee benefits increased $18,525 (1%) to $1,281,928 for the three months ended March 31, 2014, compared to $1,263,403 for the three months ended March 31, 2013. This increase is primarily a result of an increase of $17,756 in the amount of employee benefits paid, including group insurance and profit sharing plan contribution expenses, and an increase of $23,907 in payroll and payroll taxes. These amounts were offset by the increase of $23,138 in the amount of payroll costs charged to losses and loss adjustment expenses to arrive at an increase of $18,525 in the net amount charged to operating expenses during the three months ended March 31, 2014 when compared to three months ended March 31, 2013.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended March 31
	2014	2013	Increase (Decrease)

Total salaries and employee benefits incurred	$1,833,409	$1,786,102	$47,307
Less: charged to losses and loss adjustment expenses	(203,415)	(180,277)	(23,138)
Less: capitalized to policy acquisition costs	(348,066)	(342,422)	(5,644)
Net amount charged to operating expenses	$1,281,928	$1,263,403	$18,525

Commissions to agents/brokers decreased $16,789 (28%) to $43,839 for the three months ended March 31, 2014, compared to $60,628 for the three months ended March 31, 2013. The decrease in commission expense is directly related to the decrease in commission income in the life and health insurance program and the decrease in premiums written in the daily automobile rental insurance program

Other operating expenses increased $259,871 (45%) to $838,925 for the three months ended March 31, 2014, compared to $579,054 for the three months ended March 31, 2013. The increase in other operating expenses for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, is primarily related to $202,319 in operating expenses and depreciation expense incurred that directly related to the Calabasas property acquired on September 26, 2013. The Calabasas property is currently held for rental income. There were no other significant increases and decreases amongst the various other expense categories.

Income tax provision was an expense of $314,554 (35% of pre-tax income) for the three months ended March 31, 2014, which increased $266,712 (557%) compared to an income tax expense of $47,842 (85% of pre-tax income) for the three months ended March 31, 2013. The increase in income tax expense during the three months ended March 31, 2014, when compared to three months ended March 31, 2013, was primarily due to an increase of $850,159 in pre-tax income to $906,337 for the three months ended March 31, 2014, compared to pre-tax income of $56,178 for the three months ended March 31, 2013. The calculated tax rate for the three months ended March 31, 2014, consisted of federal tax rate of 33% and a state income tax rate of 2%. The calculated tax rate of 85% for the three months ended March 31, 2013, was comprised of a calculated federal tax rate of approximately 10% while the calculated state tax rate was approximately 75%. In the three months ended March 31, 2013, the Company’s state income tax expense consisted primarily of non-recognized tax benefits related to the state net operating loss incurred in the three months ended March 31, 2013.

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

21 of 23

The Company’s invested assets consist of the following:

	March 31 2014	December 31 2013	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$5,096,157	5,095,563	$594
Short-term cash investments (at cost)	94,562,792	93,807,317	755,475
Certificates of deposit - over 1 year (at cost)	6,649,000	6,849,000	(200,000)
Total invested assets	$106,307,949	$105,751,880	$556,069

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2014, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013, in response to Item 1A to Part I of Form 10-K.

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: May 14, 2014      By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: May 14, 2014      By: /s/ LESTER A. AARON

Lester A. Aaron

Treasurer, Chief Financial Officer, (Principal

Accounting and Principal Financial Officer)

23 of 23