Form 10-Q
period 2014-06-30
UNICO AMERICAN CORP
filed 2014-08-13
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2014
Common Stock, $0 par value per share	5,341,147

1 of 24

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2014	2013
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: June 30, 2014 - $11,645,759; December 31, 2013 - $11,944,563)	$11,648,428	$11,935,806
Short-term investments, at fair value	95,519,618	93,807,317
Total Investments	107,168,046	105,743,123
Cash	104,062	376,388
Accrued investment income	6,882	5,249
Receivables, net	5,960,989	5,156,717
Reinsurance recoverable:
Paid losses and loss adjustment expenses	36,283	183,786
Unpaid losses and loss adjustment expenses	4,700,476	4,428,283
Deferred policy acquisition costs	3,797,727	3,636,003
Property and equipment, net	10,205,811	10,169,940
Deferred income taxes	1,505,842	1,373,160
Other assets	1,430,480	1,780,539
Total Assets	$134,916,598	$132,853,188

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$44,147,280	$43,876,829
Unearned premiums	16,147,483	15,260,782
Advance premium and premium deposits	458,456	464,828
Accrued expenses and other liabilities	2,386,241	2,354,494
Total Liabilities	$63,139,460	$61,956,933

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,341,147 at June 30, 2014, and 5,341,147 at December 31, 2013	$3,720,276	$3,708,724
Accumulated other comprehensive income	1,762	(5,780)
Retained earnings	68,055,100	67,193,311
Total Stockholders’ Equity	$71,777,138	$70,896,255

Total Liabilities and Stockholders' Equity	$134,916,598	$132,853,188

See condensed notes to unaudited consolidated financial statements.

2 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
REVENUES
Insurance company revenues
Net premium earned	$6,484,354	$6,757,719	$12,872,595	$13,447,236
Investment income	29,891	110,874	61,158	232,163
Other income	340,321	46,460	595,752	280,166
Total Insurance Company Revenues	6,854,566	6,915,053	13,529,505	13,959,565

Other revenues from insurance operations
Gross commissions and fees	749,045	829,399	1,483,608	1,711,913
Investment income	206	573	283	944
Finance fees earned	15,951	17,707	33,371	37,325
Other income	2,000	502	15,112	3,270
Total Revenues	7,621,768	7,763,234	15,061,879	15,713,017

EXPENSES
Losses and loss adjustment expenses	3,647,765	3,890,736	6,540,115	8,447,186
Policy acquisition costs	1,471,068	1,543,767	2,947,800	2,977,837
Salaries and employee benefits	1,271,221	1,286,220	2,553,149	2,549,623
Commissions to agents/brokers	54,230	62,220	98,069	122,848
Other operating expenses	775,163	594,220	1,614,088	1,173,274
Total Expenses	7,219,447	7,377,163	13,753,221	15,270,768

Income before taxes	402,321	386,071	1,308,658	442,249
Income tax expense	132,315	135,864	446,869	183,706
Net Income	$270,006	$250,207	$861,789	$258,543

PER SHARE DATA:
Basic
Earnings per share	$0.05	$0.05	$0.16	$0.05
Weighted average shares	5,341,147	5,341,147	5,341,147	5,341,147
Diluted
Earnings per share	$0.05	$0.05	$0.16	$0.05
Weighted average shares	5,345,082	5,344,479	5,345,280	5,344,471

See condensed notes to unaudited consolidated financial statements.

3 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Net income	$270,006	$250,207	$861,789	$258,543
Other changes in comprehensive income:
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	4,810	(73,750)	11,426	(146,177)
Income tax benefit (expense) related to changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(1,635)	25,075	(3,885)	49,700
Comprehensive Income	$273,181	$201,532	$869,330	$162,066

See condensed notes to unaudited consolidated financial statements.

4 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30
	2014	2013
Cash flows from operating activities:
Net income	$861,789	$258,543
Adjustments to reconcile net income to net cash from operations
Depreciation and amortization	277,935	106,651
Bond amortization, net	(1,195)	4,459
Non-cash stock based compensation	11,552	11,552
Changes in assets and liabilities
Net receivables and accrued investment income	(805,905)	(185,172)
Reinsurance recoverable	(124,690)	1,800,138
Deferred policy acquisition costs	(161,724)	(32,223)
Other assets	295,879	(85,675)
Unpaid losses and loss adjustment expenses	270,451	(2,106,813)
Unearned premium	886,701	177,010
Advance premium and premium deposits	(6,372)	(179,326)
Accrued expenses and other liabilities	31,748	(626,354)
Income taxes current/deferred	(82,388)	27,935
Net Cash Provided (Used) by Operating Activities	1,453,781	(829,275)

Cash flows from investing activities:
Purchase of fixed maturity investments	(100,000)	(2,049,387)
Proceeds from maturity of fixed maturity investments	400,000	11,595,000
Net increase in short-term investments	(1,712,301)	(8,364,238)
Additions to property and equipment	(313,806)	(424,882)
Net Cash Provided (Used) by Investing Activities	(1,726,107)	756,493

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—
Repurchase and adjustment of common stock	—	—
Dividends paid to stockholders	—	—
Net Cash Used by Financing Activities	—	—

Net decrease in cash	(272,326)	(72,782)
Cash at beginning of period	376,388	160,506
Cash at End of Period	$104,062	$87,724

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$533,800	$158,800

See condensed notes to unaudited consolidated financial statements.

5 of 24

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

The Company has used the following methods and assumptions in estimating its fair value disclosures:

  Fixed maturities:
o	Investment securities, excluding long-term certificates of deposit – Fair values are obtained from a national quotation service.

o	Long-term certificates of deposit – The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

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

6 of 24

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2014, and December 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and six months ended June 30, 2014 and 2013. The Company has or expects to retire all stock repurchased.

NOTE 3 – EARNINGS PER SHARE

The following table represents the reconciliation of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Basic earnings per share
Net income	$270,006	$250,207	$861,789	$258,543

Weighted average shares outstanding	5,341,147	5,341,147	5,341,147	5,341,147

Basic earnings per share	$0.05	$0.05	$0.16	$0.05

Diluted earnings per share
Net income	$270,006	$250,207	$861,789	$258,543

Weighted average shares outstanding	5,341,147	5,341,147	5,341,147	5,341,147
Effect of dilutive securities	3,935	3,332	4,133	3,324
Diluted shares outstanding	5,345,082	5,344,479	5,345,280	5,344,471

Diluted earnings per share	$0.05	$0.05	$0.16	$0.05

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Accounting Standards Codification (ASC) 740). The objective of the ASU is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU seeks to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 became effective for annual and interim reporting periods beginning after December 15, 2013. The Company adopted the ASU on January 1, 2014, and the adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

There have been no accounting standards issued by the FASB during the three and six months ended June 30, 2014, that are expected to have a material impact on the Company’s consolidated financial statements.

7 of 24

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company (Crusader) and American Acceptance Corporation (AAC) are allocated taxes or tax credits, in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2010 and California state income tax authorities for tax returns filed starting at taxable year 2009. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of June 30, 2014, and December 31, 2013, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30	December 31
	2014	2013

Land located in Calabasas, California	$1,787,485	$1,787,485
Building located in Calabasas, California	7,212,515	7,212,515
Leasehold improvements and office equipment located in Woodland Hills, California	3,582,104	3,268,298
Accumulated depreciation and amortization	(2,376,293)	2,098,358)

Net property and equipment	$10,205,811	$10,169,940

On September 26, 2013, Crusader closed escrow on the purchase of land and a building located in Calabasas, California. There is no relationship between the seller and the Company. The real estate consists of a two-story office building located on commercial land, about four miles from the Company’s current location. The office building has approximately 46,884 rentable square feet. The purchase price of the land and building was $9,500,000. Acquisition costs of $106,505 were expensed as period costs during the three months ended September 30, 2013. The Company determined that the purchase price represented the fair value of the assets acquired. No liabilities were assumed. The consideration for the land and building was cash. The purchase price included $500,000 to reimburse the seller for rents on existing tenants in excess of current market through June 30, 2014, which is recorded as a deferred asset and was amortized monthly through June 30, 2014. The deferred asset is reflected in Other Assets on the Consolidated Balance Sheets as of December 31, 2013, and was fully amortized as of June 30, 2014. As of June 30, 2014, approximately 43,535 square feet of the building was leased. On June 30, 2014, one of the leases on approximately 36,590 square feet expired; however, that tenant continues to occupy approximately 32,401 square feet under a new short-term lease expiring on September 7, 2014; and, approximately 4,189 square feet that was previously subleased by that tenant was leased to a different tenant until December 31, 2014. The Company intends to move into approximately half the building by the end of 2014, with the remaining half of the building leased to non-affiliated companies. This property is intended to be the new home office of the Company.

In February 2014, the Company completed its purchase price allocation and costs segregation analysis for the acquisition of the Calabasas building, including the determination of depreciable lives. The purchase price of the land and building was allocated based on the fair values of the assets acquired on the purchase date of September 26, 2013. Depreciation on the building is computed using straight line methods over 39 years. Depreciation on other property and equipment located in the Calabasas building is computed using straight line methods over 3 to 15 years. Amortization of leasehold improvements on the property is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.

Depreciation on property and equipment located in Woodland Hills, California is computed using straight line methods over 3 to 7 years. Amortization of leasehold improvements on property located in Woodland Hills, California, is computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and six months ended June 30, 2014 was $139,749 and $277,935 and for the three and six months ended June 30, 2013 was $54,064 and $106,651, respectively.

8 of 24

NOTE 7 – SEGMENT REPORTING

ASC 280 establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 90% of consolidated revenues for the three and six months ended June 30, 2014, compared to 89% of consolidated revenues for the three and six months ended June 30, 2013. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes, and assets by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Revenues
Insurance company operation	$6,854,566	$6,915,053	$13,529,505	$13,959,565

Other insurance operations	3,168,472	3,138,212	5,990,845	6,192,772
Intersegment eliminations (1)	(2,401,270)	(2,290,031)	(4,458,471)	(4,439,320)
Total other insurance operations	767,202	848,181	1,532,374	1,753,452

Total revenues	$7,621,768	$7,763,234	$15,061,879	$15,713,017

Income before Income Taxes
Insurance company operation	$731,578	$830,816	$2,347,512	$1,211,854
Other insurance operations	(329,257)	(444,745)	(1,038,854)	(769,605)
Total income before income taxes	$402,321	$386,071	$1,308,658	$442,249

	As of	As of
	June 30	December 31
	2014	2013
Assets
Insurance company operation	$122,296,810	$118,996,312
Intersegment eliminations (2)	(2,232,696)	(482,624)
Total insurance company operation	120,064,114	118,513,688

Other insurance operations	14,852,484	14,339,500
Total assets	$134,916,598	$132,853,188

(1)	Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables and Unifax payables.

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

9 of 24

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of June 30, 2014, and December 31, 2013:

	Level 1	Level 2	Level 3	Total
June 30, 2014
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$5,099,428	$—	$—	$5,099,428
Certificates of deposit	—	6,549,000	—	6,549,000
Total fixed maturity securities	5,099,428	6,549,000	—	11,648,428
Cash and short-term investments	95,623,680	—	—	95,623,680
Total financial instruments at fair value	$100,723,108	$6,549,000	$—	$107,272,108

December 31, 2013
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$5,086,806	$—	$—	$5,086,806
Certificates of deposit	—	6,849,000	—	6,849,000
Total fixed maturity securities	5,086,806	6,849,000	—	11,935,806
Cash and short-term investments	94,183,705	—	—	94,183,705
Total financial instruments at fair value	$99,270,511	$6,849,000	$—	$106,119,511

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and six months ended June 30, 2014 and December 31, 2013.

NOTE 9 – INVESTMENTS

A summary of total investment income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Fixed maturities	$13,543	$89,855	$26,632	$188,161
Short-term investments	16,554	21,592	34,809	44,946
Total investment income	$30,097	$111,447	$61,441	$233,107

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Available for sale:
Fixed maturities
Certificates of deposit	$6,549,000	$—	$—	$6,549,000
U.S. treasury securities	5,096,759	4,705	(2,036)	5,099,428
Total fixed maturities	$11,645,759	$4,705	$(2,036)	$11,648,428

10 of 24

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Available for sale:
Fixed maturities
Certificates of deposit	$6,849,000	—	—	$6,849,000
U.S. treasury securities	5,095,563	—	$(8,757)	5,086,806
Total fixed maturities	$11,944,563	—	$(8,757)	$11,935,806

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2014	2013

Gross unrealized appreciation of fixed maturities	$4,705	—
Gross unrealized (depreciation) of fixed maturities	(2,036)	$(8,757)
Net unrealized appreciation (depreciation) on investments	2,669	(8,757)
Deferred federal tax benefit (expense)	(907)	2,977
Net unrealized appreciation (depreciation), net of deferred income taxes	$1,762	$(5,780)

At June 30, 2014, the Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than twelve months. At December 31, 2013, the Company had two U.S. treasury securities in an unrealized loss position for a continuous period of less than twelve months.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investment gains (losses) during the three or six months ended June 30, 2014 and 2013. The unrealized gains or losses from fixed maturities are reported as “Accumulated Other Comprehensive Income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments during the three and six months ended June 30, 2014 and 2013.

The Company’s investment in Certificates of Deposit (CDs) included $5,949,000 and $6,249,000 of brokered CDs as of June 30, 2014, and December 31, 2013, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of June 30, 2014, and December 31, 2013, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

11 of 24

Short-term investments consist of the following:

	June 30	December 31
	2014	2013

U.S. treasury bills	$91,986,492	$91,979,877
U.S. treasury money market fund	1,721,898	214,574
Bank money market accounts	1,809,466	1,611,104
Bank savings accounts	1,762	1,762
Total short-term investments	$95,519,618	$93,807,317

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

One of the Company’s agents that was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The third principal stipulated to a judgment of $1,200,000. The claim against the other individual was resolved.

The Company collected $0 and $75,000 during the three months and six months ended June 30, 2014, and collected $0 and $62,750 during the three months and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, the agent’s balance due to Unifax was $1,181,272 and $1,256,272, respectively. As of June 30, 2014 and December 31, 2013, the Company’s bad debt reserve was $931,272 which represents approximately 78% and 74% of the balance due to Unifax, respectively. The Company’s bad debt reserve is subject to change as more information becomes available.

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

12 of 24

Total revenue for the three months ended June 30, 2014, was $7,621,768 compared to $7,763,234 for the three months ended June 30, 2013, a decrease of $141,466 (2%). Total revenue for the six months ended June 30, 2014, was $15,061,879 compared to $15,713,017 for the six months ended June 30, 2013, a decrease of $651,138 (4%). The Company had net income of $270,006 for the three months ended June 30, 2014, compared to $250,207 for the three months ended June 30, 2013, an increase of $19,799 (7%). The Company had net income of $861,789 for the six months ended June 30, 2014, compared to $258,543 for the six months ended June 30, 2013, an increase of $603,246 (233%).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 90% of consolidated revenues for the three and six months ended June 30, 2014, compared to 89% of consolidated revenues for the three and six months ended June 30, 2013. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of June 30, 2014, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business had been written in the state of California until June 2014 when the Company also began writing business in the state of Arizona. During the three and six months ended June 30, 2014 and 2013, approximately 98% of Crusader’s business was commercial multi-peril policies. In October 2013, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” A.M. Best Company also assigned Crusader an Issuer Credit Rating of a- (Excellent).

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

For the three months ended June 30, 2014, direct written premium as reported on the Company’s statutory statement was $8,753,409 compared to $8,348,171, for the three months ended June 30, 2013, an increase of $405,238 (5%). For the six months ended June 30, 2014, direct written premium as reported on the Company’s statutory statement was $16,255,156 compared to $16,184,111, for the six months ended June 30, 2013, an increase of $71,045 (0.4%).

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

13 of 24

Crusader’s underwriting profit before income taxes is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)

Net written premium	$7,521,325	$7,080,048	$441,277	$13,807,594	$13,631,267	$176,327
Net change in unearned premium	(1,036,971)	(322,329)	714,642	(934,999)	(184,031)	750,968
Net premium earned	6,484,354	6,757,719	(273,365)	12,872,595	13,447,236	(574,641)
Less:
Losses and loss adjustment expenses	3,647,765	3,890,736	(242,971)	6,540,115	8,447,186	1,907,071
Policy acquisition costs	1,471,068	1,543,767	(72,699)	2,947,800	2,977,837	30,037
Total	5,118,833	5,434,503	(315,670)	9,487,915	11,425,023	1,937,108
Underwriting profit (before income taxes)	$1,365,521	$1,323,216	$42,305	$3,384,680	$2,022,213	$1,362,467

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2014	2013	Decrease)	2014	2013	(Decrease)

Losses and loss adjustment expenses
Provision for insured events of current year	$4,455,943	$5,030,100	$(574,157)	$8,766,236	$10,570,795	$(1,804,559)
Development of insured events of prior years	(808,178)	(1,139,364)	331,186	(2,226,121)	(2,123,609)	(102,512)
Total losses and loss adjustment expenses	$3,647,765	$3,890,736	$(242,971)	$6,540,115	$8,447,186	$(1,907,071)

Losses and loss adjustment expenses were 56% and 51% of net premium earned for the three and six months ended June 30, 2014, respectively, compared to 58% and 63% of net premium earned for the three and six months ended June 30, 2013 respectively.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 10% of total revenues in the three and six months ended June 30, 2014, compared to 11% of total revenues in the three and six months ended June 30, 2013.

Investments and Liquidity

The Company generates revenue from its investment portfolio, which consisted of total invested assets of approximately $107,165,377 (at amortized cost) and $118,514,626 (at amortized cost) as of June 30, 2014 and 2013, respectively. Investment income decreased $81,350 (72%) and $171,666 (74%) to $30,097 and $61,441 for the three and six months ended June 30, 2014, respectively, compared to $111,447 and $233,107 for the three and six months ended June 30, 2013, respectively. The decrease in investment income is primarily a result of a decrease in invested assets and a decrease in the rate of return on those invested assets. The Company’s annualized weighted average investment yield on its fixed maturity obligations decreased to 0.1% for the three and six months ended June 30, 2014, from 0.4% for the three and six months ended June 30, 2013. Due to the current interest rate environment, management believes it is prudent to primarily purchase fixed maturity investments with maturities of two years or less and with minimal credit risk.

14 of 24

Liquidity and Capital Resources

Crusader holds a significant amount of cash primarily as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at June 30, 2014, were $107,269,439 compared to $118,602,350 at June 30, 2013. Crusader's cash and investments were 99% and 97% of the total cash and investments (at amortized cost) held by the Company as of June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Company had invested $11,645,759 (at amortized cost) or 10% of its invested assets in fixed maturity obligations. The Company's investments in fixed maturity obligations of $11,645,759 (at amortized cost) include $5,096,759 (44%) of U.S. treasury securities and $6,549,000 (56%) of long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, U.S. treasury money market fund and bank money market and savings accounts that are all highly rated and redeemable within one year.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2014, and December 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and six months ended June 30, 2014 and 2013. The Company has or will retire all stock repurchased.

The Company reported $1,453,781 net cash provided by operating activities for the six months ended June 30, 2014, an increase of $2,283,056 (275%) compared to $829,275 net cash used by operating activities for the six months ended June 30, 2013. The increase in net cash provided by operating activities is primarily attributable to the increase in net income of $603,246 during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, an increase of $709,691 in cash provided from unearned premium reserves due to the increase in direct premiums written during the six months ended June 30, 2014, compared to the six months ended June 30, 2013 and to a decrease in net losses and loss adjustment expenses paid of approximately $2,503,408 during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in net income was principally a consequence of decreased losses and loss adjustment expenses incurred during the three months ended June 30, 2014, when compared to three months ended June 30, 2013. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of June 30, 2014, the Company had only 629 open claims. The Company continues to be profitable, well capitalized and adequately reserved; and it does not anticipate future liquidity problems. As of June 30, 2014, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S. treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 1.1 years.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2014, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds. There were no trust restrictions on cash and short-term investments at June 30, 2014.

15 of 24

Results of Operations

All comparisons made in this discussion are comparing the three and six months ended June 30, 2014, to the three and six months ended June 30, 2013, unless otherwise indicated.

For the three and six months ended June 30, 2014, total revenues were $7,621,768 and $15,061,789, respectively, a decrease of $141,466 (2%) and $651,138 (4%) compared to total revenues of $7,763,234 and $15,713,017 for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, the Company had income before taxes of $402,321 and $1,308,658, an increase of $16,250 (4%) and $866,409 (196%) when compared to income before taxes of $386,071 and $442,249 for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, the Company had net income of $270,006 and $861,789, an increase of $19,799 (7%) and $603,246 (233%) when compared to net income of $250,207 and $258,543 for the three and six months ended June 30, 2013, respectively.

Revenues decreased $141,466 (2%) and $651,138 (4%) for the three and six months ended June 30, 2014, when compared to the three and six months ended June 30, 2013. This decrease was primarily due to a decrease in investment income of $81,350 (72%) and $171,666 (74%), net premium earned of $273,365 (4%) and $574,641 (4%) and commission and fee income of $80,344 (9%) and $228,305 (13%) for the three and six months ended June 30, 2014, when compared to the three and six months ended June 30, 2013, respectively. These decreases in revenue were partially offset by an increase in other income of $295,395 (635%) and $327,428 (139%) for the three and six months ended June 30, 2014, when compared to the three and six months ended June 30, 2013, respectively.

The increase in income before taxes of $16,250 (4%) for the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, was primarily due to a decrease in revenues of $141,466 (2%) and decrease in total expenses of $157,716 (2%). Losses and loss adjustment expenses decreased $242,971 (6%) and all other expenses increased $85,255 (2%).

The increase in income before taxes of $866,409 (196%) for the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, was primarily due to a decrease in revenues of $651,138 (4%) and offset by a decrease in total expenses of $1,517,547 (10%). Losses and loss adjustment expenses decreased $1,907,071 (23%) and all other expenses increased $389,524 (6%).

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement was $8,753,409 and $16,255,156 for the three and six months ended June 30, 2014, an increase of $405,238 (5%) and an increase of $71,045 (0.4%) when compared to direct written premium of $8,348,171 and $16,184,111 for the three and six months ended June 30, 2013, respectively.

The Company had an increase in written premium in both the 2nd quarter and year to date period of 2014 compared to 2013. The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon four areas of its operations: (1) product development, (2) improved service to retail brokers, (3) geographical expansion and (4) appointment of captive and independent retail agents. In order to enhance service, the Company is currently customizing and configuring a new policy administration system that is primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Full deployment of this system is planned to occur by the end of 2015. Crusader does not intend to substantially increase its number of appointed retail agents until the Company implements its new policy administration system.

Premium earned before reinsurance decreased $302,682 (4%) to $7,738,435 and decreased $638,646 (4%) to $15,368,456 for the three and six months ended June 30, 2014, respectively, compared to $8,041,117 and $16,007,102 for the three and six months ended June 30, 2013, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Earned ceded premium decreased $29,317 (2%) to $1,254,081 and $64,005 (3%) to $2,495,861 for the three and six months ended June 30, 2014, respectively, compared to $1,283,398 and $2,559,866 for the three and six months ended June 30, 2013, respectively. Earned ceded premium as a percentage of direct earned premium was 16% for the three and six months ended June 30, 2014 and 2013, respectively.

16 of 24

In calendar years 2014, 2013 and 2012, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. In calendar years 2014, 2013 and 2012 Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000), and 0% in its 2nd layer ($31,000,000 in excess of $9,000,000).

The 2007 through 2014 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provides for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covered the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties did not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provide for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covers the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of June 30, 2014, the Company has received a total net contingent commission of $3,647,706 for the years subject to contingent commission. Of this amount, the Company has recognized $3,610,228 of contingent commission income of which $9,463 and $23,269 were recognized in the three months and six months ended June 30, 2014, respectively, and $34,948 and $256,586 was recognized in the three months and six months ended June 30, 2013, respectively. As of June 30, 2014, and December 31, 2013, the remaining balance of the net payments received of $37,478 and $60,747, respectively is unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded incurred but not reported losses (IBNR) for the years subject to contingent commission.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of June 30, 2014, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Direct earned premium	$7,738,435	$8,041,117	$(302,682)	$15,368,456	$16,007,102	$(638,646)
Earned ceded premium	1,254,081	1,283,398	(29,317)	2,495,861	2,559,866	(64,005)
Net earned premium	$6,484,354	$6,757,719	$(273,365)	$12,872,595	$13,447,236	$(574,641)
Ratio of earned ceded premium to direct earned premium	16%	16%		16%	16%

Investment income decreased $81,350 (72%) to $30,097 and decreased $171,666 (74%) to $61,441 for the three and six months ended June 30, 2014, respectively, compared to $111,447 and $233,107 for the three and six months ended June 30, 2013, respectively. The Company had no realized gains or losses for the three and six months ended June 30, 2014 and 2013. The decrease in investment income is primarily a result of a decrease in the Company’s annualized weighted average investment yield on invested assets and a decrease in invested assets primarily due to the purchase of land and building on September 26, 2013, for $9,500,000. The Company’s annualized weighted average investment yield on its fixed maturity obligations decreased to 0.1% for the three and six months ended June 30, 2014, from .4% for the three and six months ended June 30, 2013, respectively. The decrease in the annualized yield on average invested assets is primarily a result of the short duration of the Company’s investments and lower yields in the marketplace on both new and reinvested assets

17 of 24

Investment income and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Average invested assets* - at amortized cost	$106,736,613	$119,021,440	$106,458,629	$119,107,543
Interest income
Insurance company operations	$29,891	$110,874	$61,158	$232,163
Other operations	206	573	283	944
Total investment income and realized gains	$30,097	$111,447	$61,441	$233,107
Annualized yield on average invested assets	0.1%	0.4%	0.1%	0.4%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at June 30, 2014, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

				Weighted
Maturities by	Par	Amortized	Fair	Average
Calendar Year	Value	Cost	Value	Yield

December 31, 2014	1,550,000	1,550,000	1,550,000	0.5%
December 31, 2015	9,649,000	9,645,465	9,650,170	0.6%
December 31, 2016	350,000	350,000	350,000	1.1%
December 31, 2018	100,000	100,294	98,258	0.7%
Total	$11,649,000	$11,645,759	$11,648,428	0.4%

The weighted average maturity of the Company’s fixed maturity investments was 1.1 years as of June 30, 2014, and 0.5 years as of June 30, 2013. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of June 30, 2014, the Company held one fixed maturity investment with unrealized appreciation of $4,705 and held one fixed maturity investment with unrealized depreciation of $2,036 for a continuous period of less than one year. As of December 31, 2013, the Company held two fixed maturity investments with unrealized depreciation of $8,756 and held no fixed maturity investments with unrealized appreciation.

No securities were sold at a loss during the three or six months ended June 30, 2014 or 2013.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investment gains (losses) in the three or six months ended June 30, 2014 or 2013. The unrealized gains or losses from fixed maturities are reported as “Accumulated Other Comprehensive Income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments in the three or six months ended June 30, 2014 or 2013.

Other Income included in Insurance Company Revenues and Other Insurance Operations increased $295,379 (627%) to $342,321 and increased $327,428 (115%) to $610,864 for the three and six months ended June 30, 2014, compared to $46,962 and $283,436 for the three and six months ended June 30, 2013, respectively.

The increase in other income is primarily the result of rental income received by Crusader from the Calabasas property that was acquired on September 26, 2013. Crusader received rental income of $233,744 and $463,591 for the three and six months ended June 30, 2014, respectively. The increase from the rental income was partially offset by a decrease in the amount of contingent commission related to the profit sharing arrangement in the 2003, 2004 and 2006 excess of loss reinsurance treaties that was recognized during the three and six months ended June 30, 2014. The Company recognized $9,463 and $23,269 of contingent commission in the three and six months ended June 30, 2014, a decrease of $25,485 and $233,317 compared to contingent commission of $34,948 and $256,586 recognized during the three and six months ended June 30, 2013.

18 of 24

Gross commissions and fees decreased $80,354 (10%) to $749,045 and decreased $228,305 (13%) to $1,483,608 for the three and six months ended June 30, 2014, respectively, compared to $829,399 and $1,711,913 for the three and six months ended June 30, 2013, respectively.

The decreases in gross commission and fee income for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Policy fee income	$409,945	$423,967	$(14,022)	$806,845	$854,019	$(47,174)
Health insurance program	292,933	335,208	(42,275)	548,204	643,862	(95,658)
Membership and fee income	25,762	28,995	(3,233)	51,694	59,383	(7,689)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	20,405	41,229	(20,824)	50,901	95,904	(45,003)
Contingent commission	—	—	—	25,964	58,745	(32,781)
Total	$749,045	$829,399	$(80,354)	$1,483,608	$1,711,913	$(228,305)

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” Policy fee income decreased $14,022 (3%) and $47,174 (6%) in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The decrease in policy fee income is due to a decrease in policy fees in the current amortization period as compared to the prior year amortization period.

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $42,275 (13%) and decreased $95,658 (15%) in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. This decrease is primarily due to fewer in force individual and group policies due to the highly competitive health insurance market place, a decrease in commission rates and the effect of new government programs and regulations.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $3,233 (11%) and $7,689 (13%) for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. This decrease is primarily a result of a decrease of 13% in the number of association members enrolled in AAQHC during the three months and a 10% decrease in the six months ended June 30, 2014, compared to the number of association members enrolled during the three and six months ended June 30, 2013. This decrease is primarily is due to the highly competitive health insurance market place and the effect of new government programs and regulations

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premiums written. Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a new Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting prior written permission. For its services under the new agreement, Bedford receives a commission. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $20,824 (51%) and $45,003 (47%) for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The decrease in commission income in the three and six months ended June 30, 2014, is primarily due to a continued decline in all premiums written in this program. The Company no longer actively markets this program.

19 of 24

Finance fees earned by the Company’s premium finance subsidiary, AAC, decreased $1,756 (10%) to $15,951 and decreased $3,954 (11%) to $33,371 for the three and six months ended June 30, 2014, respectively, compared to $17,707 and $37,325 for the three and six months ended June 30, 2013, respectively. The decrease in fees earned during for the three and six months ended June 30, 2014 period is a result of a slight decrease in the number of loans outstanding in the current periods compared to the prior year periods. During the three and six months ended June 30, 2014, AAC issued 871 and 1,689 loans respectively and had 2,484 loans outstanding as of June 30, 2014. During the three and six months ended June 30, 2013, AAC issued 824 and 1,697 loans respectively and had 2,509 loans outstanding as of June 30, 2013. AAC only provides premium financing for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010, and; therefore, it did not earn any finance charges during the three or six months ended June 30, 2014 and 2013. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 56% and 51% of net premium earned for the three and six months ended June 30, 2014, respectively, compared to 58% and 63% of net premium earned for the three and six months ended June 30, 2013, respectively.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended June 30
			Increase
	2014	2013	(Decrease)

Net earned premium	$6,484,354	$6,757,719	$(273,365)

Losses and loss adjustment expenses
Provision for insured events of current year	4,455,943	5,030,100	(574,157)
Development of insured events of prior years	(808,178)	(1,139,364)	331,186
Total losses and loss adjustment expenses	$3,647,765	$3,890,736	$(242,971)

Calendar year loss ratio	56%	58%

	Six Months Ended June 30
			Increase
	2014	2013	(Decrease)

Net earned premium	$12,872,595	$13,447,236	$(574,641)

Losses and loss adjustment expenses
Provision for insured events of current accident year	8,766,236	10,570,795	(1,804,559)
Development of insured events of prior years	(2,226,121)	(2,123,609)	(102,512)
Total losses and loss adjustment expenses	$6,540,115	$8,447,186	$(1,907,171)

Calendar year loss ratio	51%	63%

The current accident year losses and loss adjustment expenses were 69% and 68% of net earned premium in the three and six months ended June 30, 2014, compared to 74% and 79% of net earned premium in the three and six months ended June 30, 2013. One large property loss that exceeded Crusader’s reinsurance retention of $500,000 contributed to the increased losses in the three and six months ended June 30, 2013.

20 of 24

The Company reported a decrease in the favorable development of insured events of prior accident years of $331,186 during the three months ended June 30, 2014, and an increase the favorable development of insured events of prior accident years of $102,512 in the six months ended June 30, 2014 when compared to the three and six months ended June 30, 2013. The variability of the Company’s losses and loss adjustment expenses for the periods presented is primarily due to the small population of the Company’s claims, which may result in greater fluctuations in claim frequency and/or severity

Crusader’s reinsurance retention is relatively high in relationship to its net earned premium, which can result in increased loss ratio volatility when large losses are incurred. Nevertheless, management believes that its reinsurance retentions are reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

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

At the end of each fiscal quarter, the Company’s unpaid claims costs (reserves) for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer and by an independent consulting actuary.  Generally accepted actuarial methods including the Bornhuetter-Ferguson and loss development methods are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is determined by management and tested for reasonableness by the independent consulting actuary.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. Current and prior year policy acquisition costs were affected by the implementation of FASB ASU 2010-26 beginning in 2012. The implementation of FASB ASU 2010-26 modified the acquisition costs available to be capitalized and deferred. The primary policy acquisition costs affected were salary and salary related costs. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These costs were approximately 23% of net premium earned for the three and six months ended June 30, 2014, compared 23% and 22% for the three and six months ended June 30, 2013. Policy acquisition costs as a percentage of earned premium increased in the six months ended June 30, 2014, primarily due to the decrease in net premium earned in the six months ended June 30, 2014, compared to the prior year period.

21 of 24

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Policy acquisition costs	$1,471,068	$1,543,767	$(72,699)	$2,947,800	$2,977,837	$(30,037)
Ratio to net earned premium (GAAP ratio)	23%	23%		23%	22%

Salaries and employee benefits decreased $14,999 (1%) to $1,271,221 and increased $3,526 (0%) to $2,553,149 for the three and six months ended June 30, 2014, respectively, compared to salary and employee benefits of $1,286,220 and $2,549,623 for the three and six months ended June 30, 2013, respectively.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended June 30
			Increase
	2014	2013	(Decrease)

Total salaries and employee benefits incurred	$1,815,347	$1,842,440	$(27,093)
Less: charged to losses and loss adjustment expenses	(219,451)	(215,846)	(3,605)
Less: capitalized to policy acquisition costs	(324,675)	(340,374)	15,699
Net amount charged to operating expenses	$1,271,221	$1,286,220	$(14,999)

	Six Months Ended June 30
			Increase
	2014	2013	(Decrease)

Total salaries and employee benefits incurred	$3,648,756	$3,628,542	$20,214
Less: charged to losses and loss adjustment expenses	(422,866)	(396,123)	(26,743)
Less: capitalized to policy acquisition costs	(672,741)	(682,796)	10,055
Net amount charged to operating expenses	$2,553,149	$2,549,623	$3,526

Commissions to agents/brokers decreased $7,990 (13%) to $54,230, and decreased $24,779 (20%) to $98,069 for the three and six months ended June 30, 2014, respectively, compared to $62,220 and $122,848 for the three and six months ended June 30, 2013. The decrease in commission expense is directly related to the decrease in commission income in the life and health insurance program and the decrease in premiums written in the daily automobile rental insurance program.

Other operating expenses increased $180,943 (30%) to $775,163 and increased $440,814 (38%) to $1,614,088 for the three and six months ended June 30, 2014, respectively, compared to $594,220 and $1,173,274 for the three and six months ended June 30, 2013, respectively. The increase in other operating expenses in both the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, is primarily related to operating expenses and depreciation expense incurred that directly related to the Calabasas property acquired on September 26, 2013. The operating expenses related to the Calabasas property were approximately $181,467 and $383,787 for the three and six months ended June 30, 2014. The Calabasas property is currently held for rental income. There were no other significant increases or decreases amongst the various other expense categories

Income tax provision was an expense of $132,315 (33% of pre-tax income) and $446,869 (34% of pre-tax income) for the three and six months ended June 30, 2014, respectively, compared to an income tax expense of $135,864 (35% of pre-tax income) and $183,706 (42% of pre-tax income) for the three and six months ended June 30, 2013, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2014, compared to three and the six months ended June 30, 2013, was primarily the result of providing a state income tax allowance for the current operating results of the Company’s non-insurance subsidiaries for the three and six months ended June 30, 2013. The calculated tax rate of 42% for the six months ended June 30, 2013, was comprised of a calculated federal tax rate of approximately 32% while the calculated state tax rate was approximately 10%. In the six months ended June 30, 2013, the Company’s state income tax expense consisted primarily of non-recognized tax benefits related to the state net operating loss incurred in that period.

22 of 24

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

The Company’s invested assets consist of the following:

	June 30	December 31	Increase
	2014	2013	(Decrease)

Fixed maturity bonds (at amortized value)	$5,096,759	5,095,563	$1,196
Short-term cash investments (at cost)	95,519,618	93,807,317	1,712,301
Certificates of deposit - over 1 year (at cost)	6,549,000	6,849,000	(300,000)
Total invested assets	$107,165,377	$105,751,880	$1,413,497

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2014, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: August 13, 2014         By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: August 13, 2014        By: /s/ LESTER A. AARON

Lester A. Aaron

Treasurer and Chief Financial Officer, (Principal

Accounting and Principal Financial Officer)

24 of 24