Form 10-Q
period 2014-09-30
UNICO AMERICAN CORP
filed 2014-11-10
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2014
Common Stock, $0 par value per share	5,341,147

1 of 25

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2014	2013
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: September 30, 2014 - $28,620,947; December 31, 2013 - $11,944,563)	$28,624,703	$11,935,806
Short-term investments, at fair value	78,799,258	93,807,317
Total Investments	107,423,961	105,743,123
Cash	164,254	376,388
Accrued investment income	16,582	5,249
Receivables, net	5,791,095	5,156,717
Reinsurance recoverable:
Paid losses and loss adjustment expenses	139,984	183,786
Unpaid losses and loss adjustment expenses	4,814,337	4,428,283
Deferred policy acquisition costs	3,855,629	3,636,003
Property and equipment, net	10,249,998	10,169,940
Deferred income taxes	1,483,822	1,373,160
Other assets	1,429,266	1,780,539
Total Assets	$135,368,928	$132,853,188

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$44,177,933	$43,876,829
Unearned premiums	16,468,548	15,260,782
Advance premium and premium deposits	404,999	464,828
Accrued expenses and other liabilities	2,501,044	2,354,494
Total Liabilities	$63,552,524	$61,956,933

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,341,147 at September 30, 2014, and 5,341,147 at December 31, 2013	$3,726,052	$3,708,724
Accumulated other comprehensive income (loss)	2,478	(5,780)
Retained earnings	68,087,874	67,193,311
Total Stockholders’ Equity	$71,816,404	$70,896,255

Total Liabilities and Stockholders' Equity	$135,368,928	$132,853,188

See condensed notes to unaudited consolidated financial statements.

2 of 25

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
REVENUES
Insurance company revenues
Net premium earned	$6,687,327	$6,758,626	$19,559,922	$20,205,862
Investment income	32,235	68,450	93,393	300,613
Other income	314,349	40,955	910,101	321,121
Total Insurance Company Revenues	7,033,911	6,868,031	20,563,416	20,827,596

Other revenues from insurance operations
Gross commissions and fees	713,308	778,314	2,196,916	2,490,227
Investment income	122	172	405	1,116
Finance fees earned	16,442	19,206	49,813	56,531
Other income	1,000	17,004	16,112	20,274
Total Revenues	7,764,783	7,682,727	22,826,662	23,395,744

EXPENSES
Losses and loss adjustment expenses	4,156,480	4,765,616	10,696,595	13,212,802
Policy acquisition costs	1,511,539	1,538,087	4,459,339	4,515,924
Salaries and employee benefits	1,225,635	1,227,619	3,778,784	3,777,242
Commissions to agents/brokers	48,534	55,481	146,603	178,329
Other operating expenses	764,472	639,786	2,378,560	1,813,060
Total Expenses	7,706,660	8,226,589	21,459,881	23,497,357

Income (loss) before taxes	58,123	(543,862)	1,366,781	(101,613)
Income tax expense (benefit)	25,349	(175,496)	472,218	8,210
Net Income (Loss)	$32,774	$(368,366)	$894,563	$(109,823)

PER SHARE DATA:
Basic
Earnings (loss) per share	$0.01	$(0.07)	$0.17	$(0.02)
Weighted average shares	5,341,147	5,341,147	5,341,147	5,341,147
Diluted
Earnings (loss) per share	$0.01	$(0.07)	$0.17	$(0.02)
Weighted average shares	5,343,883	5,341,147	5,344,814	5,341,147

See condensed notes to unaudited consolidated financial statements.

3 of 25

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net income (loss)	$32,774	$(368,366)	$894,563	$(109,823)
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	1,085	(37,912)	12,512	(184,089)
Income tax benefit (expense) related to changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(369)	12,890	(4,254)	62,590
Comprehensive Income (Loss)	$33,490	$(393,388)	$902,821	$(231,322)

See condensed notes to unaudited consolidated financial statements.

4 of 25

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30
	2014	2013
Cash flows from operating activities:
Net income (loss)	$894,563	$(109,823)
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	422,009	161,427
Bond amortization, net	(1,936)	4,245
Non-cash stock based compensation	17,328	17,328
Changes in assets and liabilities:
Net receivables and accrued investment income	(645,711)	62,386
Reinsurance recoverable	(342,252)	1,759,359
Deferred policy acquisition costs	(219,626)	(12,236)
Other assets	450,229	(1,028,841)
Unpaid losses and loss adjustment expenses	301,104	(2,908,265)
Unearned premiums	1,207,766	(16,078)
Advance premium and premium deposits	(59,829)	(231,740)
Accrued expenses and other liabilities	146,550	(528,034)
Income taxes current/deferred	(213,873)	(154,528)
Net Cash Provided (Used) by Operating Activities	1,956,322	(2,984,800)

Cash flows from investing activities:
Purchase of fixed maturity investments	(18,074,448)	(3,149,387)
Proceeds from maturity of fixed maturity investments	1,400,000	22,791,000
Net decrease (increase) in short-term investments	15,008,059	(7,065,570)
Acquisition of land and building	—	(9,000,000)
Additions to property and equipment	(502,067)	(587,487)
Net Cash Provided (Used) by Investing Activities	(2,168,456)	2,988,556

Cash flows from financing activities:
Net Cash Used by Financing Activities	—	—

Net increase (decrease) in cash	(212,134)	3,756
Cash at beginning of period	376,388	160,506
Cash at End of Period	$164,254	$164,262

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$683,910	$158,953

See condensed notes to unaudited consolidated financial statements.

5 of 25

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Use of Estimates in Preparation of Financial Statements

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

6 of 25

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2014, and December 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and nine months ended September 30, 2014 and 2013. The Company has or expects to retire all stock repurchased.

NOTE 3 – EARNINGS PER SHARE

The following table represents the reconciliation of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Basic Earnings (Loss) Per Share
Net income (loss)	$32,774	$(368,366)	$894,563	$(109,823)

Weighted average shares outstanding	5,341,147	5,341,147	5,341,147	5,341,147

Basic earnings (loss) per share	$0.01	$(0.07)	$0.17	$(0.02)

Diluted Earnings (Loss) Per Share
Net income (loss)	$32,774	$(368,366)	$894,563	$(109,823)

Weighted average shares outstanding	5,341,147	5,341,147	5,341,147	5,341,147
Effect of dilutive securities	2,736	—	3,667	—
Diluted shares outstanding	5,343,883	5,341,147	5,344,814	5,341,147

Diluted earnings (loss) per share	$0.01	$(0.07)	$0.17	$(0.02)

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

There have been no accounting standards issued by the FASB during the three and nine months ended September 30, 2014, that are expected to have a material impact on the Company’s consolidated financial statements.

7 of 25

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company (Crusader) and American Acceptance Corporation (AAC) are allocated taxes or tax credits, in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2011 and California state income tax authorities for tax returns filed starting at taxable year 2010. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of September 30, 2014, and December 31, 2013, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30	December 31
	2014	2013

Land located in Calabasas, California	$1,787,485	$1,787,485
Building located in Calabasas, California	7,220,529	7,212,515
Leasehold improvements & office equipment located in Woodland Hills, California	3,762,351	3,268,298
Accumulated depreciation and amortization	(2,520,367)	(2,098,358)
Net property and equipment	$10,249,998	$10,169,940

On September 26, 2013, Crusader closed escrow on the purchase of land and a building located in Calabasas, California. There is no relationship between the seller and the Company. The real estate consists of a two-story office building located on commercial land, about four miles from the Company’s current location. The office building has approximately 46,884 rentable square feet. The purchase price of the land and building was $9,500,000. Acquisition costs of $106,505 were expensed as period costs during the three months ended September 30, 2013. The Company determined that the purchase price represented the fair value of the assets acquired. No liabilities were assumed. The consideration for the land and building was cash. The purchase price included $500,000 to reimburse the seller for rents on existing tenants in excess of current market through June 30, 2014, which was recorded as a deferred asset and was amortized monthly through June 30, 2014. The deferred asset is reflected in Other Assets on the Consolidated Balance Sheets as of December 31, 2013, and was fully amortized as of June 30, 2014.

On September 7, 2014, a lease from a single tenant occupying approximately 32,403 square feet of the building ended and the tenant has vacated the premises. The Company intends to occupy most of this recently vacated space as its new home office and is currently in the process of planning and implementing the steps necessary to modify the space to fit its operational needs with a targeted move in date in early 2015. The Company’s current home office located in Woodland Hills, California, is leased on a month-to-month basis and will be vacated upon the completion of the move to the Calabasas building. As of September 30, 2014, 12,631 square feet (including 4,189 square feet previously subleased by the tenant that vacated the premises on September 7, 2014) of the remaining 14,481 rentable square feet was leased by non-affiliated entities.

In February 2014, the Company completed its purchase price allocation and costs segregation analysis for the acquisition of the Calabasas building, including the determination of depreciable lives. The purchase price of the land and building was allocated based on the fair values of the assets acquired on the purchase date of September 26, 2013. Depreciation on the building is computed using the straight line method over 39 years. Depreciation on other property and equipment located in the Calabasas building is computed using the straight line methods over 3 to 15 years. Amortization of leasehold improvements on the property is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.

8 of 25

Depreciation on property and equipment located in Woodland Hills, California is computed using straight line methods over 3 to 7 years. Amortization of leasehold improvements on property located in Woodland Hills, California, is computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and nine months ended September 30, 2014 was $144,074 and $422,009, respectively, and for the three and nine months ended September 30, 2013 was $54,776 and $161,427, respectively.

NOTE 7 – SEGMENT REPORTING

ASC 280 establishes standards for the way information is reported about operating segments in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 91% and 90% of consolidated revenues for the three and nine months ended September 30, 2014, respectively, compared to 89% of consolidated revenues for the three and nine months ended September 30, 2013. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income before income taxes and assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Revenues
Insurance company operation	$7,033,911	$6,868,031	$20,563,416	$20,827,596

Other insurance operations	3,006,639	2,976,559	8,997,484	9,169,331
Intersegment eliminations (1)	(2,275,767)	(2,161,863)	(6,734,238)	(6,601,183)
Total other insurance operations	730,872	814,696	2,263,246	2,568,148

Total revenues	$7,764,783	$7,682,727	$22,826,662	$23,395,744

Income (Loss) Before Income Taxes
Insurance company operation	$507,163	$(15,105)	$2,854,676	$1,196,749
Other insurance operations	(449,040)	(528,757)	(1,487,895)	(1,298,362)
Total income (loss) before income taxes	$58,123	$(543,862)	$1,366,781	$(101,613)

	As of	As of
	September 30	December 31
	2014	2013
Assets
Insurance company operation	$122,310,914	$118,996,312
Intersegment eliminations (2)	(1,553,126)	(482,624)
Total insurance company operation	120,757,788	118,513,688
Other insurance operations	14,611,140	14,339,500
Total assets	$135,368,928	$132,853,188

(1)	Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc., (Unifax) a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

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

9 of 25

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of September 30, 2014, and December 31, 2013:

	Level 1	Level 2	Level 3	Total
September 30, 2014
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$15,082,703	$—	$—	$15,082,703
Certificates of deposit	—	13,542,000	—	13,542,000
Total fixed maturity securities	15,082,703	13,542,000	—	28,624,703
Cash and short-term investments	78,963,512	—	—	78,963,512
Total financial instruments at fair value	$94,046,215	$13,542,000	$—	$107,588,215

December 31, 2013
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$5,086,806	$—	$—	$5,086,806
Certificates of deposit	—	6,849,000	—	6,849,000
Total fixed maturity securities	5,086,806	6,849,000	—	11,935,806
Cash and short-term investments	94,183,705	—	—	94,183,705
Total financial instruments at fair value	$99,270,511	$6,849,000	$—	$106,119,511

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the nine months ended September 30, 2014 and year ended December 31, 2013.

NOTE 9 – INVESTMENTS

A summary of total investment income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Fixed maturities	$19,796	$51,006	$46,428	$239,167
Short-term investments	12,561	17,616	47,370	62,562
Total investment income	$32,357	$68,622	$93,798	$301,729

10 of 25

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Available for sale:
Fixed maturities:
Certificates of deposit	$13,542,000	$—	$—	$13,542,000
U.S. treasury securities	15,078,947	6,632	(2,876)	15,082,703
Total fixed maturities	$28,620,947	$6,632	$(2,876)	$28,624,703

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Available for sale:
Fixed maturities:
Certificates of deposit	$6,849,000	—	—	$6,849,000
U.S. treasury securities	5,095,563	—	$(8,757)	5,086,806
Total fixed maturities	$11,944,563	—	$(8,757)	$11,935,806

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2014	2013
Gross unrealized appreciation of fixed maturities	$6,632	—
Gross unrealized (depreciation) of fixed maturities	(2,876)	$(8,757)
Net unrealized appreciation (depreciation) on investments	3,756	(8,757)
Deferred federal tax benefit (expense)	(1,278)	2,977
Net unrealized appreciation (depreciation), net of deferred income taxes	$2,478	$(5,780)

At September 30, 2014, the Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than three months and one U.S. treasury security in an unrealized loss position for a continuous period of more than twelve months. At December 31, 2013, the Company had two U.S. treasury securities in an unrealized loss position for a continuous period of less than twelve months.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The unrealized losses as of September 30, 2014, and December 31, 2013, were determined to be temporary and there were no realized investment gains or losses during the three or nine months ended September 30, 2014 and 2013. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments during the three and nine months ended September 30, 2014 and 2013.

11 of 25

The Company’s investment in Certificates of Deposit (CDs) (excluding statutory deposits) included $12,942,000 and $6,249,000 of brokered CDs as of September 30, 2014, and December 31, 2013, respectively. Brokered CDs are designed to provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. As of September 30, 2014, and December 31, 2013, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These statutory deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

Short-term investments consist of the following:

	September 30, 2014	December 31, 2013
U.S. treasury bills	$76,986,519	$91,979,877
U.S. treasury money market fund	682,889	214,574
Bank money market accounts	1,128,088	1,611,104
Bank savings accounts	1,762	1,762
Total short-term investments	$78,799,258	$93,807,317

NOTE 10 – CONTINGENCIES

The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is also required to resort to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its counsel.

The Company establishes reserves for lawsuits, regulatory actions and other contingencies for which the Company is able to estimate its potential exposure and believes a loss is probable. For loss contingencies believed to be reasonably possible, the Company discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made.

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through the Company. Incidental actions are sometimes brought by customers or others which relate to disputes concerning the issuance or non-issuance of individual policies. These items are also handled on a routine basis by the Company's counsel, and they do not generally affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

One of the Company’s agents that was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations), and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The third principal stipulated to a judgment of $1,200,000. The claim against the other individual was resolved. The Company collected $0 and $75,000 during the three and nine months ended September 30, 2014, respectively, and collected $0 and $62,750 during the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, the agent’s balance due to Unifax was $1,181,272 and $1,256,272, respectively. As of September 30, 2014 and December 31, 2013, the Company’s bad debt reserve was $931,272 which represents approximately 79% and 74% of the balance due to Unifax from the agent, respectively. The Company’s bad debt reserve is subject to change as more information becomes available.

12 of 25

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty and health insurance through its agency subsidiaries; and provides insurance premium financing and membership association services through its other subsidiaries.

Total revenue for the three months ended September 30, 2014, was $7,764,783 compared to $7,682,727 for the three months ended September 30, 2013, an increase of $82,056 (1%). Total revenue for the nine months ended September 30, 2014, was $22,826,662 compared to $23,395,744 for the nine months ended September 30, 2013, a decrease of $569,082 (2%). The Company had net income of $32,774 for the three months ended September 30, 2014, compared to net loss of $368,366 for the three months ended September 30, 2013, an increase of $401,140 (109%). The Company had net income of $894,563 for the nine months ended September 30, 2014, compared to net loss of $109,823 for the nine months ended September 30, 2013, an increase of $1,004,386 (915%).

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 91% and 90% of consolidated revenues for the three and nine months ended September 30, 2014, respectively, compared to 89% of consolidated revenues for the three and nine months ended September 30, 2013. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of September 30, 2014, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon and Washington. Since 2004, all of Crusader’s business had been written in the state of California until June 2014 when the Company also began writing business in the state of Arizona. During the three and nine months ended September 30, 2014 and 2013, approximately 98% of Crusader’s business was commercial multi-peril policies. In October 2013, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” A.M. Best Company also assigned Crusader an Issuer Credit Rating of a- (Excellent).

The property and casualty insurance business is cyclical in nature, and the previous years have been characterized as a “soft market.” The conditions of a soft market include premium rates that are stable or falling and insurance is readily available. On the contrary, “hard market” conditions occur during periods in which premium rates rise, coverage may be more difficult to find, and there is a potential for insurers’ profits to increase. The Company believes that the California property and casualty insurance market has begun to transition but remains soft and intensely competitive.

Premium written (before reinsurance) is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits and expenses associated with the coverage provided by the terms of the policies. Premiums written is a required statutory measure designed to determine written premium production levels. Premium earned, the most directly comparable GAAP measure, represents the portion of premiums written that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.

For the three months ended September 30, 2014, direct written premium, as reported on the Company’s statutory statement, was $8,298,140, compared to $7,853,295, for the three months ended September 30, 2013, an increase of $444,845 (6%). For the nine months ended September 30, 2014, direct written premium, as reported on the Company’s statutory statement, was $24,553,297, compared to $24,037,406, for the nine months ended September 30, 2013, an increase of $515,891 (2%).

13 of 25

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit before income taxes is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)

Net written premium*	$7,019,763	$6,558,401	$461,362	$20,827,357	$20,189,668	$637,689
Net change in unearned premium	(332,436)	200,225	(532,661)	(1,267,435)	16,194	(1,283,629)
Net premium earned	6,687,327	6,758,626	(71,299)	19,559,922	20,205,862	(645,940)
Less:
Losses and loss adjustment expenses	4,156,480	4,765,616	(609,136)	10,696,595	13,212,802	(2,516,207)
Policy acquisition costs	1,511,539	1,538,087	(26,548)	4,459,339	4,515,924	(56,585)
Total	5,668,019	6,303,703	(635,684)	15,155,934	17,728,726	(2,572,792)
Underwriting profit (before income taxes)	$1,019,308	$454,923	$564,385	$4,403,988	$2,477,136	$1,926,852

*Net written premium is calculated as direct written premium less ceded written premium.

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)

Provision for insured events of current year	$4,686,287	$5,997,260	$(1,310,973)	$13,452,523	$16,568,055	$(3,115,532)
Development of insured events of prior years	(529,807)	(1,231,644)	701,837	(2,755,928)	(3,355,253)	599,325
Total losses and loss adjustment expenses	$4,156,480	$4,765,616	$(609,136)	$10,696,595	$13,212,802	$(2,516,207)

Losses and loss adjustment expenses were 62% and 55% of net premium earned for the three and nine months ended September 30, 2014, respectively, compared to 71% and 65% of net premium earned for the three and nine months ended September 30, 2013 respectively.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, finance charges, and investment and other income. Excluding investment and other income, these operations accounted for approximately 9% and 10% of total revenues in the three and nine months ended September 30, 2014, respectively, compared to 11% of total revenues in the three and nine months ended September 30, 2013.

Investments and Liquidity

The Company generates revenue from its investment portfolio which consisted of average invested assets at amortized cost of approximately $107,292,791 and $112,817,399 during the three months ended September 30, 2014 and 2013, respectively, and $106,586,043 and $113,410,316 during the nine months ended September 30, 2014 and 2013, respectively (the average is based on the beginning and ending balance of the amortized cost of the invested assets). Investment income decreased $36,265 (53%) and $207,931 (69%) to $32,357 and $93,798 for the three and nine months ended September 30, 2014, respectively, compared to $68,622 and $301,729 for the three and nine months ended September 30, 2013, respectively. The decrease in investment income is primarily a result of a decrease in average invested assets and a decrease in the rate of return on those average invested assets. The Company’s annualized weighted average investment yield on its fixed maturity obligations decreased to 0.1% for the three and nine months ended September 30, 2014, from 0.2% and 0.4% for the three and nine months ended September 30, 2013, respectively. Due to the current interest rate environment, management believes it is prudent to primarily purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

14 of 25

Liquidity and Capital Resources

Crusader holds a significant amount of cash and investments primarily as a result of its holdings of unearned premium reserves, its reserves for loss payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at September 30, 2014, were $107,584,459 compared to $107,284,435 at September 30, 2013. Crusader's cash and investments were 99% and 98% of the total cash and investments (at amortized cost) held by the Company as of September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Company had invested $28,620,947 (at amortized cost) or 27% of its invested assets in fixed maturity obligations. The Company's investments in fixed maturity obligations of $28,620,947 (at amortized cost) include $15,078,947 (53%) of U.S. treasury securities and $13,542,000 (47%) of long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, U.S. treasury money market fund, and bank money market and savings accounts that are all highly rated and redeemable within one year.

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

The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of 8 years. The maximum investment authorized in any one issuer is $2,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. When the Company invests in fixed maturity municipal securities, preference is given to issues that are pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated, readily marketable and could be liquidated without any materially adverse financial impact.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2014, and December 31, 2013, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and nine months ended September 30, 2014 and 2013. The Company has or will retire all stock repurchased.

The Company reported $1,956,322 net cash provided by operating activities for the nine months ended September 30, 2014, an increase of $4,941,122 (166%) compared to $2,984,800 net cash used by operating activities for the nine months ended September 30, 2013. The increase is due primarily to higher premium collected and lower loss and loss adjustment expense payments, partially offset by higher operating and income tax expenses, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is due primarily to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. As of September 30, 2014, the Company had only 616 open claims. The Company continues to be profitable, well capitalized and adequately reserved; and it does not anticipate future liquidity problems. As of September 30, 2014, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds. The Company’s investments in U.S. treasury securities and money market funds are readily marketable. The weighted average maturity of the Company’s investments is approximately 1.8 years.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 2014, net of statutory deposits of $600,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next twelve months without the necessity of borrowing funds. There were no trust restrictions on cash and short-term investments at September 30, 2014.

15 of 25

Results of Operations

All comparisons made in this discussion are comparing the three and nine months ended September 30, 2014, to the three and nine months ended September 30, 2013, unless otherwise indicated.

For the three and nine months ended September 30, 2014, total revenues were $7,764,783 and $22,826,662, respectively, an increase of $82,056 (1%) and decrease of $569,082 (2%) compared to total revenues of $7,682,727 and $23,395,744 for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, the Company had income before taxes of $58,123 and $1,366,781, an increase of $601,985 (111%) and $1,468,394 (1,445%) when compared to loss before taxes of $543,862 and $101,613 for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, the Company had net income of $32,774 and $894,563, an increase of $401,140 (109%) and $1,004,386 (915%) when compared to net loss of $368,366 and $109,823 for the three and nine months ended September 30, 2013, respectively.

Revenues increased $82,056 (1%) and decreased $569,082 (2%) for the three and nine months ended September 30, 2014, respectively, when compared to the three and nine months ended September 30, 2013. The revenue increase for the three months ended September 30, 2014, when compared to the three months ended September 2013, was due primarily to increase in other income of $257,390 (444%) related to rental income earned by Crusader on the Calabasas property. The increase was partially offset by decreases in net premium earned of $71,299 (1%), investment income of $36,265 (53%), and commission and fee income of $65,006 (8%). The revenue decrease for the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013, was due primarily to decreases in net premium earned of $645,940 (3%), investment income of $207,931 (69%) and commission and fee income of $293,311 (12%). This revenue decrease was partially offset by an increase in other income of $584,818 (171%) related primarily to rental income earned by Crusader on the Calabasas property. Subsequent to September 7, 2014, rental income has decreased as a result of the ending of a lease from a single tenant occupying approximately 32,403 square feet of the Calabasas building. The Company intends to occupy most of this recently vacated space as its new home office and is currently in the process of planning and implementing the steps necessary to modify the space to fit its operational needs with a targeted move in date in early 2015.

The increase in income before taxes of $601,985 (111%) for the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, was due primarily to an increase in revenues of $82,056 (1%) and decrease in total expenses of $519,929 (6%). Losses and loss adjustment expenses decreased $609,136 (13%) and all other expenses increased $89,207 (3%).

The increase in income before taxes of $1,468,394 (1,445%) for the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013, was due primarily to a decrease in revenues of $569,082 (2%) and decrease in total expenses of $2,037,476 (9%). Losses and loss adjustment expenses decreased $2,516,207 (19%) and all other expenses increased $478,731 (5%).

Premium written (before reinsurance) is a required statutory measure designed to determine written premium production levels. Direct written premium reported on the Company’s statutory statement was $8,298,140 and $24,553,297 for the three and nine months ended September 30, 2014, respectively, an increase of $444,845 (6%) and $515,891 (2%), respectively, when compared to direct written premium of $7,853,295 and $24,037,406 for the three and nine months ended September 30, 2013, respectively. These increases in written premium in the third quarter and year-to-date period of 2014 compared to the comparable periods of 2013 were due primarily to increases in the Company’s apartment and bar programs, which are part of the Company’s commercial multi-peril business.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon four areas of its operations: (1) product development, (2) improved service to retail brokers, (3) geographical expansion and (4) appointment of captive and independent retail agents. In order to enhance service, the Company is currently customizing and configuring a new policy administration system that is primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Full deployment of this system is planned to occur by the end of 2015. Crusader does not intend to substantially increase its number of appointed retail agents until the Company implements its new policy administration system.

16 of 25

Premium earned before reinsurance decreased $69,308 (1%) to $7,977,075 and $707,954 (3%) to $23,345,531 for the three and nine months ended September 30, 2014, respectively, compared to $8,046,383 and $24,053,485 for the three and nine months ended September 30, 2013, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Earned ceded premium increased $1,991 (0.2%) to $1,289,748 and decreased $62,014 (2%) to $3,785,609 for the three and nine months ended September 30, 2014, respectively, compared to $1,287,757 and $3,847,623 for the three and nine months ended September 30, 2013, respectively. Earned ceded premium as a percentage of direct earned premium was 16% for the three and nine months ended September 30, 2014 and 2013, respectively.

In calendar years 2014, 2013 and 2012, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty. In calendar years 2014, 2013 and 2012 Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $9,000,000).

The 2007 through 2014 excess of loss reinsurance treaties do not provide for a contingent commission. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covered the period from January 1, 2006, through December 31, 2006. The 2005 excess of loss reinsurance treaties did not provide for a contingent commission. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The first accounting period for the contingent commission covered the period from January 1, 2003, through December 31, 2004. For each accounting period as described above, the Company will calculate and report to the reinsurers its net profit (excluding incurred but not reported losses), if any, within 90 days after 36 months following the end of the first accounting period, and within 90 days after the end of each 12-month period thereafter until all losses subject to the agreement have been finally settled. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of September 30, 2014, the Company has received a total net contingent commission of $3,647,706 for the years subject to the contingent commission. Of this amount, the Company has recognized $3,619,578 of contingent commission income of which $9,350 and $32,619 were recognized in the three and nine months ended September 30, 2014, respectively, and $29,566 and $286,152 was recognized in the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, and December 31, 2013, the remaining balance of the net payments received of $28,128 and $60,747, respectively, is unearned and included in “Accrued expenses and other liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded incurred but not reported losses (IBNR) for the years subject to the contingent commission.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2014, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)

Direct earned premium	$7,977,075	$8,046,383	$(69,308)	$23,345,531	$24,053,485	$(707,954)
Earned ceded premium	1,289,748	1,287,757	1,991	3,785,609	3,847,623	(62,014)
Net earned premium	$6,687,327	$6,758,626	$(71,299)	$19,559,922	$20,205,862	$(645,940)
Ratio of earned ceded premium to direct earned premium	16%	16%		16%	16%

17 of 25

Investment income decreased $36,265 (53%) to $32,357 and $207,931 (69%) to $93,798 for the three and nine months ended September 30, 2014, respectively, compared to $68,662 and $301,729 for the three and nine months ended September 30, 2013, respectively. The Company had no realized gains or losses for the three and nine months ended September 30, 2014 and 2013. The decrease in investment income is primarily a result of a decrease in the Company’s annualized weighted average investment yield on invested assets. Additionally, invested assets decreased due primarily to the purchase of land and building on September 26, 2013, for $9,500,000. The Company’s annualized weighted average investment yield on its fixed maturity obligations decreased to 0.1% for the three and nine months ended September 30, 2014, from 0.2% and 0.4% for the three and nine months ended September 30, 2013, respectively. The decrease in the annualized yield on average invested assets is primarily a result of the short duration of the Company’s investments and lower yields in the marketplace on both new and reinvested assets.

Investment income and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Average invested assets* - at amortized cost	$107,292,791	$112,817,399	$106,586,043	$113,410,316
Interest income:
Insurance company operations	$32,235	$68,450	$93,393	$300,613
Other operations	122	172	405	1,116
Total investment income	$32,357	$68,622	$93,798	$301,729
Annualized yield on average invested assets	0.1%	0.2%	0.1%	0.4%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at September 30, 2014, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2014	700,000	700,000	700,000	0.5%
December 31, 2015	9,649,000	9,646,093	9,652,125	0.4%
December 31, 2016	12,694,000	12,685,165	12,684,625	0.6%
December 31, 2017	5,499,000	5,489,415	5,490,015	1.0%
December 31, 2018	100,000	100,274	97,938	0.8%
Total	$28,642,000	$28,620,947	$28,624,703	0.6%

The weighted average maturity of the Company’s fixed maturity investments was 1.8 years as of September 30, 2014, and 0.7 years as of September 30, 2013. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of September 30, 2014, the Company held two fixed maturity investments with an aggregated unrealized appreciation of $6,632, one fixed maturity investment with unrealized depreciation of $2,336 for a continuous period of more than one year and one fixed maturity investment with unrealized depreciation of $540 for a continuous period of less than three months. As of December 31, 2013, the Company held two fixed maturity investments with an aggregated unrealized depreciation of $8,756 for a continuous period of less than one year and held no fixed maturity investments with unrealized appreciation.

No securities were sold at a loss during the three or nine months ended September 30, 2014 or 2013.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The unrealized losses as of September 30, 2014, and December 31, 2013, were determined to be temporary and there were no realized investment gains or losses in the three or nine months ended September 30, 2014 or 2013. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments in the three or nine months ended September 30, 2014 or 2013.

18 of 25

Other Income included in Insurance Company Revenues and Other Insurance Operations increased $257,390 (444%) to $315,349 and increased $584,818 (171%) to $926,213 for the three and nine months ended September 30, 2014, respectively, compared to $57,959 and $341,395 for the three and nine months ended September 30, 2013, respectively.

The increase in other income is primarily the result of rental income earned by Crusader from the Calabasas property that was acquired on September 26, 2013. Crusader earned rental income of $292,974 and $756,565 for the three and nine months ended September 30, 2014, respectively. On September 7, 2014, a lease from a single tenant occupying approximately 32,403 square feet of the building ended and the tenant has vacated the premises. The Company intends to occupy most of this recently vacated space as its new home office and is currently in the process of planning and implementing the steps necessary to modify the space to fit its operational needs with a targeted move in date in early 2015; accordingly, the rental income component of other income will be lower in future periods. As of September 30, 2014, 12,631 square feet of the remaining 14,481 rentable square feet was leased by non-affiliated entities.

The increase from the rental income was partially offset by a decrease in the amount of contingent commission related to the profit sharing arrangement in the 2003, 2004 and 2006 excess of loss reinsurance treaties that was recognized during the three and nine months ended September 30, 2014. The Company recognized $9,350 and $32,619 of contingent commission in the three and nine months ended September 30, 2014, respectively, a decrease of $20,216 and $253,533 compared to contingent commission of $29,566 and $286,152 recognized during the three and nine months ended September 30, 2013, respectively.

Gross commissions and fees decreased $65,006 (8%) to $713,308 and $293,311 (12%) to $2,196,916 for the three and nine months ended September 30, 2014, respectively, compared to $778,314 and $2,490,227 for the three and nine months ended September 30, 2013, respectively.

The decreases in gross commission and fee income for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	(Decrease)	2014	2013	(Decrease)

Policy fee income	$399,989	$419,566	$(19,577)	$1,206,834	$1,273,585	$(66,751)
Health insurance program	266,939	294,056	(27,117)	815,143	937,918	(122,775)
Membership and fee income	24,664	28,286	(3,622)	76,358	87,669	(11,311)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	21,716	36,406	(14,690)	72,617	132,310	(59,693)
Contingent commission	—	—	—	25,964	58,745	(32,781)
Total	$713,308	$778,314	$(65,006)	$2,196,916	$2,490,227	$(293,311)

Unifax primarily sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued expenses and other liabilities.” Policy fee income earned decreased $19,577 (5%) and $66,751 (5%) in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The decrease in policy fee income earned is due to a decrease in policy fees in the current amortization period as compared to the prior year amortization period.

19 of 25

American Insurance Brokers, Inc. (AIB), a subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commissions based on the premiums that it writes. Commission income decreased $27,117 (9%) and $122,775 (13%) in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. This decrease is due primarily to fewer in force individual and group policies due to the highly competitive health insurance market place, a decrease in commission rates and the effect of new government programs and regulations.

The Company's subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $3,622 (13%) and $11,311 (13%) for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. This decrease is primarily a result of a decrease of 14% and 11% in the number of association members enrolled in AAQHC during the three and nine months ended September 30, 2014, respectively, compared to the number of association members enrolled during the three and nine months ended September 30, 2013. This decrease is due primarily to the highly competitive health insurance market place and the effect of new government programs and regulations.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premiums written. Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a new Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting prior written permission. For its services under the new agreement, Bedford receives a commission. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $14,690 (40%) and $59,693 (45%) for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The decrease in commission income in the three and nine months ended September 30, 2014, is due primarily to a continued decline in all premiums written in this program. The Company no longer actively markets this program.

Finance fees earned consists of late fees, returned check fees and payment processing fees. These fees earned by the Company’s premium finance subsidiary, AAC, decreased $2,764 (14%) to $16,442 and $6,718 (12%) to $49,813 for the three and nine months ended September 30, 2014, respectively, compared to $19,206 and $56,531 for the three and nine months ended September 30, 2013, respectively. The decrease in fees earned during the three and nine months ended September 30, 2014, is a result of a slight decrease in the number of loans outstanding in the current periods compared to the prior year periods. During the three and nine months ended September 30, 2014, AAC issued 836 and 2,525 loans, respectively, and had 2,522 loans outstanding as of September 30, 2014. During the three and nine months ended September 30, 2013, AAC issued 840 and 2,537 loans, respectively, and had 2,513 loans outstanding as of September 30, 2013. AAC only provides premium financing for Crusader policies produced by Unifax. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010, and, therefore, it did not earn any finance charges during the three and nine months ended September 30, 2014 and 2013. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and, depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 62% and 55% of net premium earned for the three and nine months ended September 30, 2014, respectively, compared to 71% and 65% of net premium earned for the three and nine months ended September 30, 2013, respectively.

20 of 25

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended September 30
	2014	2013	Increase (Decrease)

Net earned premium	$6,687,327	$6,758,626	$(71,299)

Losses and loss adjustment expenses:
Provision for insured events of current year	4,686,287	5,997,260	(1,310,973)
Development of insured events of prior years	(529,807)	(1,231,644)	701,837
Total losses and loss adjustment expenses	$4,156,480	$4,765,616	$(609,136)

Calendar year loss ratio	62%	71%

	Nine Months Ended September 30
	2014	2013	Increase (Decrease)

Net earned premium	$19,559,922	$20,205,862	$(645,940)

Losses and loss adjustment expenses:
Provision for insured events of current accident year	13,452,523	16,568,055	(3,115,532)
Development of insured events of prior years	(2,755,928)	(3,355,253)	599,325
Total losses and loss adjustment expenses	$10,696,595	$13,212,802	$(2,516,207)

Calendar year loss ratio	55%	65%

The current accident year losses and loss adjustment expenses were 70% and 69% of net earned premium in the three and nine months ended September 30, 2014, respectively, compared to 89% and 82% of net earned premium in the three and nine months ended September 30, 2013, respectively. One large property loss that exceeded Crusader’s reinsurance retention of $500,000 contributed to the increased losses in the three and nine months ended September 30, 2013.

The Company reported a decrease in the favorable development of insured events of all prior accident years combined of $701,837 and $599,325 during the three and nine months ended September 30, 2014, respectively, when compared to the three and nine months ended September 30, 2013. This decrease was primarily due to adverse development in accident years 2013 and 2003 in the three and nine months ended September 30, 2014, that resulted from higher than anticipated losses in Crusader’s apartment liability program and a single large loss in Crusader’s bar program. These programs are part of Crusader’s commercial multi-peril business. The variability of Crusader’s losses and loss adjustment expenses for the periods presented is due primarily to the small population of Crusader’s claims, which may result in greater fluctuations in claim frequency and/or severity.

Crusader’s reinsurance retention is relatively high in relationship to its net earned premium, which can result in increased loss ratio volatility when large losses are incurred. Nevertheless, management believes that its reinsurance retentions are reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

The preparation of the Company’s consolidated financial statements requires judgments and estimates. The most significant is the estimate of Crusader’s loss reserves. Management makes its best estimate of the liability for unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating Crusader’s unpaid claims costs, actual loss and loss adjustment expense payments may vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. In applying the various standard methods to the data, an extensive series of diagnostic tests are applied to the resultant reserve estimates to determine management’s best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies (expected claim counts), severities (average cost per claim), loss and loss adjustment expense ratios to premium, and loss adjustment expense ratios to loss. When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly.

21 of 25

The establishment of loss and loss adjustment expense reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Estimates are based on a variety of industry data and on Crusader’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid. Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.

At the end of each fiscal quarter, Crusader’s unpaid claims costs (reserves) for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer and by an independent consulting actuary.  Generally accepted actuarial methods including the Bornhuetter-Ferguson and loss development methods are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is determined by management and tested for reasonableness by the independent consulting actuary.

Policy acquisition costs consist of commissions, premium taxes, inspection fees and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. Current and prior year policy acquisition costs were affected by the implementation of FASB ASU 2010-26 beginning in 2012. The implementation of FASB ASU 2010-26 modified the acquisition costs available to be capitalized and deferred. The primary policy acquisition costs affected were salary and salary related costs. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These costs were approximately 23% of net premium earned for the three and nine months ended September 30, 2014, compared to 23% and 22% for the three and nine months ended September 30, 2013, respectively. Policy acquisition costs as a percentage of earned premium increased in the nine months ended September 30, 2014, due primarily to the decrease in net premium earned in the nine months ended September 30, 2014, compared to the comparable prior year period.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	(Decrease)	2014	2013	(Decrease)

Policy acquisition costs	$1,511,539	$1,538,087	$(26,548)	$4,459,339	$4,515,924	$(56,585)
Ratio to net earned premium (GAAP ratio)	23%	23%		23%	22%

Salaries and employee benefits decreased $1,984 (0.2%) to $1,225,635 and increased $1,542 (0.1%) to $3,778,784 for the three and nine months ended September 30, 2014, respectively, compared to salary and employee benefits of $1,227,619 and $3,777,242 for the three and nine months ended September 30, 2013, respectively.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended September 30
	2014	2013	Increase (Decrease)

Total salaries and employee benefits incurred	$1,805,087	$1,815,684	$(10,597)
Less: Charged to losses and loss adjustment expenses	(244,936)	(246,042)	1,106
Capitalized to policy acquisition costs	(334,516)	(342,023)	7,507
Net amount charged to operating expenses	$1,225,635	$1,227,619	$(1,984)

22 of 25

	Nine Months Ended September 30
	2014	2013	Increase (Decrease)

Total salaries and employee benefits incurred	$5,453,843	$5,444,226	$9,617
Less: Charged to losses and loss adjustment expenses	(667,802)	(642,165)	(25,637)
Capitalized to policy acquisition costs	(1,007,257)	(1,024,819)	17,562
Net amount charged to operating expenses	$3,778,784	$3,777,242	$1,542

Commissions to agents/brokers decreased $6,947 (13%) to $48,534 and $31,726 (18%) to $146,603 for the three and nine months ended September 30, 2014, respectively, compared to $55,481 and $178,329 for the three and nine months ended September 30, 2013, respectively. The decrease in commission expense is directly related to the decrease in commission income in the life and health insurance program and the decrease in premiums written in the daily automobile rental insurance program.

Other operating expenses increased $124,686 (20%) to $764,472 and $565,500 (31%) to $2,378,560 for the three and nine months ended September 30, 2014, respectively, compared to $639,786 and $1,813,060 for the three and nine months ended September 30, 2013, respectively. The increase in other operating expenses in the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, is primarily related to operating expenses and depreciation expense incurred that directly related to the Calabasas property acquired on September 26, 2013. The operating expenses related to the Calabasas property were approximately $226,794 and $610,581 for the three and nine months ended September 30, 2014. There were no other significant increases or decreases amongst the various other expense categories.

Income tax provision was an expense of $25,349 (44% of pre-tax income) and $472,218 (35% of pre-tax income) for the three and nine months ended September 30, 2014, respectively, compared to an income tax benefit of $175,496 (32% of pre-tax loss) and expense of $8,210 (8% of pre-tax loss) for the three and nine months ended September 30, 2013, respectively. The increase in income tax expense for the three and nine months ended September 30, 2014, was the result of the increase in income before taxes of $601,985 and $1,468,394, in the respective period. The calculated tax rate of 44% for the three months ended September 30, 2014, was higher than 34% calculated federal tax rate due primarily to increase in expenses not deductible for tax purposes during the period. The calculated tax rate of 35% for the nine months ended September 30, 2014, was comprised of a calculated federal tax rate of approximately 34% while the calculated state tax rate was approximately 1%. In the nine months ended September 30, 2013, the Company’s state income tax expense consisted primarily of non-recognized tax benefits related to the state net operating loss incurred in that period.

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

23 of 25

The Company’s invested assets consist of the following:

	September 30 2014	December 31 2013	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$15,078,947	5,095,563	$9,983,384
Short-term cash investments (at cost)	78,799,258	93,807,317	(15,008,059)
Certificates of deposit - over 1 year (at cost)	13,542,000	6,849,000	6,693,000
Total invested assets	$107,420,205	$105,751,880	$1,668,325

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2014, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

24 of 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: November 10, 2014                     By: /s/ CARY L. CHELDIN

                                                    Cary L. Cheldin

                                                    Chairman of the Board, President and Chief

                                                    Executive Officer, (Principal Executive Officer)

Date: November 10, 2014                     By: /s/ LESTER A. AARON

                                                     Lester A. Aaron

                                                     Treasurer and Chief Financial Officer, (Principal

                                                     Accounting and Principal Financial Officer)

25 of 25