Form 10-K
period 2014-12-31
UNICO AMERICAN CORP
filed 2015-03-31
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014	Commission File No. 0-3978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23251 Mulholland Drive, Woodland Hills, California	91364
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

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

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2014, the last business day of Registrant’s most recently completed second fiscal quarter was $31,318,260.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2015
Common Stock, $0 Par value per share	5,341,147

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(a) by a date no later than 120 days after December 31, 2014, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment, the insurance company operation, and all other revenues from insurance operations. The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico’s property and casualty insurance company. Insurance company revenues and other revenues from insurance operations for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, are as follows:

	Year ended December 31
	2014		2013		2012
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company revenues	$27,466,597	90.1%	$27,806,086	89.3%	$29,336,197	89.6%

Other revenues from insurance operations
Gross commissions and fees:
Health insurance program commission income	1,082,412	3.6%	1,233,324	4.0%	1,157,700	3.5%
Policy fee income	1,619,060	5.3%	1,667,102	5.4%	1,773,234	5.5%
Daily automobile rental insurance program commission	116,160	0.4%	224,180	0.7%	273,530	0.8%
Association operations membership and fee income	100,332	0.3%	114,801	0.4%	134,609	0.4%
Total gross commission and fee income	2,917,964	9.6%	3,239,407	10.5%	3,339,073	10.2%
Investment income	555	—	1,168	—	1,151	—
Finance fees earned	67,012	0.2%	76,845	0.2%	70,013	0.2%
Other income	18,112	0.1%	7,386	—	10,136	—
Total other revenues from insurance operations	3,003,643	9.9%	3,324,806	10.7%	3,420,373	10.4%

Total revenues	$30,470,240	100.0%	$31,130,892	100.0%	$32,756,570	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. Since 2004, all Crusader business has been written in the state of California until June 2014 when Crusader also began writing business in the state of Arizona. During the year ended December 31, 2014, approximately 98% of Crusader’s business was commercial multiple peril policies. Commercial multiple peril policies provide a combination of property and liability coverages for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis. Crusader is domiciled in California; and as of December 31, 2014, Crusader is licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

Production and Servicing of Policies

Crusader sells its insurance policies through Unifax Insurance Systems, Inc. (Unifax), Crusader’s sister corporation and exclusive general agent. All policies are produced by a network of independent brokers and agents.

Although Crusader plans to continually introduce new products, it did not introduce new products during 2014. In 2014, Crusader emphasized product changes such as revised rates, eligibility guidelines, rules and coverage forms. In order to improve service, the Company is currently customizing and configuring a new policy administration system that is primarily focused upon transacting business through the internet, as well as providing more options to make brokers’ and agents’ time more efficient and profitable with Crusader as opposed to time spent with Crusader’s competitors. Crusader does not intend to substantially increase its number of agents appointed until the Company implements its new policy administration system.

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

Adjusting of Claims

Crusader manages all of its claims with a staff of in-house claim adjusters. This staff adjusts claims and oversees all outside claim services such as attorneys, independent or outside claim adjusters, investigators, and experts as necessary.

Reinsurance

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge Crusader from primary liability under its policies. If the reinsurer fails to meet its obligations, Crusader must nonetheless pay its policy obligations. Crusader’s primary excess of loss reinsurance agreements during the years ended December 31, 2014, 2013 and 2012 are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2012 – 2014	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A+ A+	$500,000	$—

 In calendar year 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

In calendar years 2013 and 2012, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2014, Crusader has received a total net contingent commission of $3,647,706 for the years subject to the contingent commission. Of this amount, Crusader has recognized $3,569,867 as contingent commission income. The remaining balance of the net payments received of $77,839 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded losses and loss adjustment expenses, including incurred but not reported (IBNR), for the years subject to the contingent commission. The contingent commission income (loss) recognized was $(17,092), $301,102 and $443,697 in the years ended December 31, 2014, 2013 and 2012, respectively.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions, from catastrophic events that may occur on property risks which Crusader insures. In calendar year 2014, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000). In calendar years 2013 and 2012, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

Crusader has no reinsurance recoverable balances in dispute.

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2014, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of ceded earned premium to the reinsurers was $5,090,268, $5,121,233 and $5,135,929 for the years ended December 31, 2014, 2013 and 2012, respectively.

On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader that includes a reimbursement of the cost of acquiring the portion of the premium that is ceded. Crusader does not currently assume any reinsurance. Crusader intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

Unpaid Losses and Loss Adjustment Expenses

Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. When a claim for loss is reported to Crusader, a reserve is established for the expected cost to settle the claim, including estimates of any related legal expense and other costs associated with resolving the claim. These reserves are called “case based” reserves. In addition, Crusader also sets up reserves at the end of each reporting period for losses that have occurred but have not yet been reported to Crusader. These incurred but not reported losses are referred to as “IBNR” reserves.

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

Crusader does not discount to a present value the portion of loss and loss adjustment expense reserves expected to be paid in future periods. Federal tax law, however, requires Crusader to discount loss and loss adjustment expense reserves for federal income tax purposes.

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 2004 through 2013. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate may change as more information becomes known. The Company believes that Crusader’s loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects redundancies in Crusader’s net loss and loss adjustment expense reserves for each of the 2004 through 2013 periods. The gross loss and loss adjustment expense reserves also reflect a cumulative redundancy for the 2004 through 2013 periods. See discussion of losses and loss adjustment expenses in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Insurance Company Operation.”

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

CRUSADER INSURANCE COMPANY
ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
Year Ended December 31
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014

Reserve for Unpaid Losses and Loss Adjustment Expenses, Net	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582	$39,448,546	$39,233,783

Paid Cumulative as of
1 Year Later	14,626,446	17,257,218	18,136,957	20,255,356	17,123,126	15,809,062	12,431,401	11,351,147	11,745,141	10,545,020
2 Years Later	26,374,067	30,280,022	32,708,859	34,175,791	27,981,461	24,809,437	19,595,440	17,779,156	18,831,399
3 Years Later	34,031,644	39,459,338	40,477,741	40,878,873	33,327,793	29,641,757	23,297,603	22,916,160
4 Years Later	37,471,168	44,045,638	43,803,412	44,243,160	35,105,657	31,495,691	25,222,399
5 Years Later	38,960,467	45,490,105	45,453,118	45,060,447	36,003,375	32,704,049
6 Years Later	39,606,633	48,502,411	46,048,205	45,811,654	36,865,292
7 Years Later	40,434,752	49,035,550	46,577,491	46,529,380
8 Years Later	40,943,349	49,552,230	47,030,806
9 Years Later	41,424,655	50,006,478
10 Years Later	41,876,222

Reserves Re-estimated as of
1 Year Later	63,525,526	64,064,785	65,958,329	62,748,486	54,883,464	50,841,366	44,900,923	42,149,270	38,641,123	36,139,782
2 Years Later	51,981,027	60,840,795	61,135,905	59,520,345	51,044,229	47,332,499	40,856,252	36,568,583	34,754,945
3 Years Later	49,959,618	57,688,373	56,989,424	56,548,186	47,343,297	43,887,081	35,561,980	33,200,620
4 Years Later	47,537,734	55,381,880	54,055,748	54,131,673	44,479,597	39,135,538	32,678,862
5 Years Later	46,539,900	52,540,959	52,443,534	51,927,804	40,337,061	36,817,185
6 Years Later	44,229,362	51,219,584	50,931,469	48,468,874	38,638,138
7 Years Later	43,383,538	52,482,257	48,219,250	47,449,344
8 Years Later	43,057,576	50,631,560	47,748,694
9 Years Later	42,220,923	50,558,519
10 Years Later	42,321,211

Cumulative Redundancy	$25,028,778	$25,676,948	$22,327,736	$18,855,943	$20,200,879	$18,592,360	$17,064,519	$13,311,559	$8,445,637	$3,308,764

Gross Liability for Unpaid Losses and Loss Adjustment Expenses	$87,469,000	$101,914,548	$93,596,117	$94,730,711	$78,654,590	$71,585,408	$61,559,695	$54,486,843	$49,784,725	$43,876,829	$44,396,558

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(20,119,011)	(25,679,081)	(23,519,687)	(28,425,424)	(19,815,573)	(16,175,863)	(11,816,314)	(7,974,664)	(6,584,143)	(4,428,283)	(5,162,775)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$67,349,989	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582	$39,448,546	$39,233,783

Gross Liability Re-estimated	$54,838,264	$65,410,383	$58,977,016	$59,062,675	$46,855,456	$42,074,768	$36,457,385	$36,448,617	$41,376,213	$42,968,031
Ceded Liability Re-estimated	(12,517,053)	(14,851,864)	(11,228,322)	(11,613,331)	(8,217,314)	(5,257,579)	(3,778,519)	(3,247,993)	(6,621,268)	(6,828,247)
Net Liability Re-estimated	$42,321,211	$50,558,519	$47,748,694	$47,449,344	$38,638,142	$36,817,189	$32,678,866	$33,200,624	$34,754,945	$36,139,784
Gross Reserve Redundancy	$32,630,736	$36,504,165	$34,619,101	$35,668,036	$31,799,134	$29,510,640	$25,102,310	$18,038,226	$8,408,512	$908,798

Net Written Premium to Policyholders' Surplus Ratio

The following table shows, for the periods indicated, Crusader's statutory ratio of net written premium to statutory policyholders' surplus. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net written premium to policyholders' surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners (NAIC) provide that such ratio should generally be no greater than 3 to 1.

	Twelve months ended December 31
Statutory Accounting Basis:	2014	2013	2012	2011	2010

Net written premium	$27,784,290	$26,093,283	$27,391,289	$26,719,847	$25,270,320
Policyholders’ surplus	$63,492,369	$61,411,166	$59,062,170	$67,277,035	$62,520,958
Ratio	0.4 to 1	0.4 to 1	0.5 to 1	0.4 to 1	0.4 to 1

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

SAP differs in certain respects from GAAP. The more significant of these differences that apply to Crusader are:

•	Under GAAP, policy acquisition costs such as commissions, premium taxes and other costs incurred in connection with the successful acquisition of new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premium is earned, rather than expensed as incurred as required by SAP.
•	Certain assets included in balance sheets under GAAP are designated as “non-admitted assets” and are charged directly against statutory surplus under SAP. Non-admitted assets primarily include premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements, and prepaid expenses.
•	Under GAAP, amounts related to ceded reinsurance are shown gross as prepaid reinsurance premium and reinsurance recoverable, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.
•	Under GAAP, fixed maturity securities that are classified as available-for-sale are reported at estimated fair values, rather than at amortized cost or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.
•	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Under GAAP reporting, changes in deferred income taxes are reflected as an item of income tax benefit or expense. As required by SAP, federal income taxes are recorded as income tax benefit or expense when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus. Changes in deferred taxes are recorded directly to statutory surplus.

Regulation

The insurance company operation is subject to regulation by the California Department of Insurance (CA DOI) and by the insurance departments of other states in which Crusader is licensed. The insurance departments have broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premium, losses, and other purposes. The regulations and supervision by the insurance departments are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance departments may perform market conduct examinations of Crusader to ensure compliance with applicable laws and regulations with respect to rating, underwriting and claims handling practices. The most recent market conduct examination of Crusader was conducted by the CA DOI and covered claims handling practices in California during the period March 1, 2010, through February 28, 2011. The examination report was adopted by the CA DOI on January 11, 2012. All issues identified during the examination were resolved to the satisfaction of the CA DOI and Crusader. None of the issues identified during the examination had any material effect on Crusader. The insurance departments may also conduct periodic financial examinations of Crusader. During 2012, the CA DOI began conducting a financial examination of Crusader’s December 31, 2009, through December 31, 2011, statutory financial statements. On June 6, 2013, Crusader was notified that the report of examination was officially filed and became part of the records of the CA DOI. No comments or recommendations were identified in the current report of examination or in the previous report of examination.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishe uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2014, was 1,080% of the authorized control level RBC.

The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.

LEVEL	TRIGGER	CORRECTIVE ACTION

Company Action Level	Adjusted Capital less than 200% of Authorized Control Level	The insurer must submit a comprehensive plan to the insurance commissioner.

Regulatory Action Level	Adjusted Capital less than 150% of Authorized Control Level	In addition to above, insurer is subject to examination, analysis and specific corrective action.

Authorized Control Level	Adjusted Capital less than 100% of Authorized Control Level	In addition to both of the above, insurance commissioner may place insurer under regulatory control.

Mandatory Control Level	Adjusted Capital less than 70% of Authorized Control Level	Insurer must be placed under regulatory control.

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

In 2014, Crusader was outside the usual value on one of the thirteen IRIS ratio tests. IRIS ratio test number 6 considers Crusader’s 2014 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3%. Primarily due to Crusader’s conservative investments, its 2014 investment yield was 0.15%.

California Insurance Guarantee Association

The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on written premium in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2014, 2013, or 2012 calendar years.

Holding Company Act

Crusader is subject to regulation by the CA DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the CA DOI may examine the affairs of Crusader at any time. Certain transactions defined to be of an "extraordinary" type may not be effected without the prior approval of the CA DOI. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving the lesser of 3% of admitted assets or 25% of policyholders’ surplus as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's policyholders' surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the CA DOI of any dividend after declaration, but prior to payment.

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

In November of 2014, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (The Act) was signed into law and set to expire on December 31, 2020. The Act establishes a program within the Department of the Treasury in which the federal government will share the risk of loss from acts of terrorism with the insurance industry. Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism. No act shall be certified as an act of terrorism unless the terrorist act results in aggregate losses in excess of $5 million.

Under The Act, the federal government will pay 85% of covered terrorism losses exceeding the statutorily established deductible. All property and casualty insurance companies are required to participate in the program to the extent that they must make available property and casualty insurance coverage for terrorism that does not differ materially from the terms, amounts and other coverage limitations applicable to losses arising from events other than acts of terrorism.

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. In 2014, Crusader received $86,532 in terrorism coverage premium from approximately 5% of its policyholders. Crusader’s 2014 terrorism deductible was $6,396,709. Crusader’s 2015 terrorism deductible is $6,292,738.

OTHER INSURANCE OPERATIONS

General Agency Operations

Unifax primarily sells and services commercial multiple peril business insurance policies for Crusader in California.

The Company’s subsidiary, Bedford Insurance Services, Inc. (Bedford), sells and services daily automobile rental policies in most states for a non-affiliated insurer.

As general agents, these subsidiaries market, rate, underwrite, inspect and issue policies, bill and collect insurance premium, and maintain accounting and statistical data. Unifax is the exclusive general agent for Crusader. Bedford is a non-exclusive general agent for non-affiliated insurance companies. The Company's marketing is conducted through advertising to independent insurance agents and brokers. For its services, the general agent receives a commission (based on the written premium) from the insurance company and, in some cases, a policy fee from the customer. These subsidiaries hold licenses issued by the CA DOI and other states where applicable.

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

Insurance Premium Finance Operation

The Company’s subsidiary, American Acceptance Corporation (AAC), is a licensed insurance premium finance company that provides insurance purchasers with the ability to pay their insurance premium on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premium held by the insurance company. AAC provides premium financing solely for Crusader policies that are produced by Unifax in California.

Association Operation

The Company's subsidiary, Insurance Club, Inc., dba AAQHC, An Administrator (AAQHC) (formally American Association for Quality Health Care), is a membership association and a third party administrator. AAQHC provides various consumer benefits to its members, including participation in group medical and dental insurance policies that it negotiates. AAQHC also provides services as a third party administrator and is licensed by the CA DOI. For these services, AAQHC receives membership and fee income from its members.

Health Insurance Operation

The Company's subsidiary, American Insurance Brokers, Inc. (AIB), markets health insurance in California as a general agency and an independent broker through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, sales and customer service. For these services AIB receives commissions from insurance companies. AIB holds licenses issued by the CA DOI.

INVESTMENTS

The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000. This dollar limitation excludes bond premium paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities are primarily pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated, readily marketable and could be liquidated without any materially adverse financial impact.

COMPETITION

Insurance Company and General Agency Operations (Property and Casualty)

The property and casualty markets in which the Company operates are highly competitive. Property and casualty insurers generally compete on many factors, including price, commission rates, consumer recognition, coverages offered, financial stability, customer service and geographic coverage. Competition is also affected by the pace of technological developments. An insurer’s ability to innovate, develop and implement new applications and other technology can affect its competitive position. The Company continues to invest in technology in order to compete more effectively in the insurance marketplace. The marketplace is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess underwriting capacity.

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

Insurance Premium Financing Operation

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Since July 2010, AAC has continued to offer 0% financing on policies written by Unifax for Crusader. The Company monitors the cost of providing this incentive; and, depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time.

Health Insurance Operation

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB provides a variety of health and life insurance products to individuals and groups. These same products are offered by most of our competitors; thus service, reliability and stability are important to obtain and retain customers.

EMPLOYEES

As of March 30, 2015, the Company employed 83 persons of which 82 are full time employees at its facility located in Woodland Hills, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

Item 1A. Risk Factors.

The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition.

Management divides these risks into three broad categories in assessing how they may affect our financial condition and operating results, as well as our ability to achieve our business objectives:

•	Risks related to the Company’s business – the risks associated with day-to-day events that directly or indirectly may affect our insurance operations.

•	Risks related to the Company’s industry – the risks stemming from the insurance industry business and regulatory environment that directly or indirectly may affect our insurance operations.

•	Risks related to the Company’s stock – the risks resulting from financial results or regulatory actions or ownership and control that may have an adverse effect on the Company’s stock price and the Company’s shareholders.

This information is not all encompassing and should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the Securities and Exchange Commission (“SEC”), as well as news releases and other information the Company publicly disseminates from time to time.

RISKS RELATED TO THE COMPANY’S BUSINESS

Crusader is subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject Crusader to regulatory action.

Crusader is subject to RBC standards and other minimum capital and surplus requirements imposed under applicable laws of its state of domicile. The RBC standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require Crusader to report the results of RBC calculations to state departments of insurance and the NAIC. If Crusader fails to meet these standards and requirements, the CA DOI may require specified actions to be taken.

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

Many factors can affect our ability to pay claims accurately, including the training, experience, and skill of the Company’s claims representatives, continued access to independent or outside adjusters, the extent of and ability to recognize and respond to fraudulent or inflated claims, the claims organization’s culture and the effectiveness of its management, the ability to develop or select and implement appropriate procedures, technologies, and systems to support claims functions. The Company’s failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs, lead to material litigation, undermine customer goodwill and the Company’s reputation in the marketplace, impair its brand image and, as a result, materially adversely affect its competitiveness, financial results, prospects, and liquidity.

Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses.

Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to Crusader. There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. Crusader sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Crusader operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

Any inability of the Company to realize its deferred tax assets may have a materially adverse effect on the Company’s financial condition and results of operations.

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases, and for tax credits.  The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability, reversal patterns of recorded deferred tax assets and deferred tax liabilities, and capital gain generation. Although management believes that it is more-likely-than-not that the net deferred tax assets will be realized, some or all of the Company’s deferred tax assets could expire unused if the Company is unable to generate taxable income of a sufficient nature in the future to utilize them.

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

The Company’s success depends on its ability to accurately underwrite risks and to charge adequate premium to policyholders.

The Company’s financial condition, liquidity and results of operations largely depend on the Company’s ability to underwrite and set premium accurately for the risks it faces. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, underwriting expenses, and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, without limitation:

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

Inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect Crusader’s ability to write new policies.

The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of Crusader’s reinsurance will increase the risk of loss and could materially adversely affect its business and financial condition. Ceded reinsurance does not discharge Crusader’s direct obligations under the policies it writes. Crusader remains liable to its policyholders even if it is unable to make recoveries that it believes it is entitled to under the reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid.

The insurance business is subject to extensive regulation and legislative changes, which may impact the manner in which the Company operates its business.

The insurance business is subject to extensive regulation by the insurance departments which have broad regulatory powers implemented to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

•	Place limitations on Crusader’s investments and dividends.
•	Place limitations on Crusader’s ability to transact business with its affiliates.
•	Establish standards of solvency including minimum reserves and capital surplus requirements.
•	Prescribe the form and content of and to examine Crusader’s financial statements.

Federal legislation currently does not directly impact the property and casualty business, but the business can be indirectly affected by changes in federal regulations. In addition, the U.S. Congress and other federal agencies from time to time consider whether federal regulation of U.S. insurers is necessary. The Company is unable to predict whether such laws will be enacted and how and to what extent this could affect the Company.

The extensive regulation may affect the cost of or demand for the Company’s products and may limit the ability to obtain rate increases or to take other actions that the Company might desire to do in order to increase its profitability.

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

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models, and is subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents, and are not intended for the protection of investors. Any downgrade in Crusader’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a materially adverse effect on the Company’s results of operations and financial position.

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

Investment income is an important component of the Company’s revenues and net income. The ability to achieve investment objectives is affected by factors that are beyond the Company’s control. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Any significant decline in investment income as a result of falling interest rates or general market conditions may have an adverse effect on net income and, as a result, on the Company’s stockholders' equity and policyholders' surplus.

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

The Company’s insurance business is concentrated in California (99.8% of direct written premium in 2014 and 100.0% of direct written premium in 2013 and 2012). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events.

The Company relies on independent insurance agents and brokers.

The failure or inability of independent insurance agents and brokers to market the Company’s insurance programs successfully could have a materially adverse effect on its business, financial condition and results of operations. Independent brokers are not obligated to promote the Company’s insurance programs and may sell competitors' insurance programs. The Company’s business largely depends on the marketing efforts of independent brokers and on the Company’s ability to offer insurance programs and services that meet the requirements of the customers of those brokers.

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

The Company’s current and future success is dependent to a large extent on the retention and continued service of its key personnel, which includes its executive officers. The loss or unavailability of any key personnel, which includes executive officers, could have an adverse effect on the Company’s financial condition and results of operations.

The ability of the Company to attract, develop and retain employees and to maintain appropriate staffing levels, is critical to the Company’s success.

The Company must hire and train new employees and retain current employees to handle its operations. The failure of the Company to successfully hire and retain a sufficient number of skilled employees could have an adverse effect on the Company’s business

The Company’s financial condition may be adversely affected if one or more parties that have significant contracts or relationships with the Company become insolvent, experience other financial difficulties, or default in the performance of obligations.

The Company’s business is dependent on the performance by third parties of their responsibilities under various contractual or services arrangements. These include, for example, contracts for the acquisition of goods and services (such as telecommunications and information technology facilities, equipment and support, and other systems and services that are integral to its operations), agreements with independent or outside claim adjusters, agreements with other insurance carriers to sell products that the Company does not offer, and arrangements for transferring certain risks (including reinsurance used in connection with certain insurance products and corporate insurance policies). The Company is also dependent on its dealings with banks and other financial institutions. If one or more of these parties were to default in the performance of their obligations or determine to abandon or terminate support for a system, product, or service that is significant to the Company’s business, it could suffer significant financial losses and operational interruptions or other problems, which could in turn adversely affect its financial performance, cash flows, or results of operations and cause damage to its brand and reputation.

RISKS RELATED TO THE COMPANY’S INDUSTRY

The property casualty insurance industry is highly competitive, and the Company may not be able to compete effectively against larger better capitalized companies.

The Company competes with many property and casualty insurance companies. Many of these competitors are better capitalized than the Company and have higher A.M. Best ratings. The superior capitalization of the competitors may enable them to offer lower rates, to withstand larger losses, and to more effectively take advantage of new marketing opportunities. The Company’s competition may also become increasingly better capitalized in the future as the traditional barriers between insurance companies and banks and other financial institutions erode and as the property and casualty industry continues to consolidate.

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

From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company cannot predict whether, and to what extent, new laws and regulations that would affect its business will be adopted, the timing of any such adoption and what effects, if any, they may have on the Company’s business, financial condition, and results of operations.

Crusader is subject to extensive regulations and supervision in the states in which it operates or is licensed to conduct business. These regulations are generally designed to protect the interests of policyholders and not necessarily the interests of insurers, their stockholders or other investors. The regulations relate to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company’s business.

Crusader, along with other licensed insurers, is required to bear a portion of the losses suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, Crusader must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these and similar arrangements could reduce its profitability in any given period or limit its ability to grow the business.

The NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC recently has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. On the federal level, the Dodd-Frank Act, enacted in July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. Currently, the impact of these regulations has not materially affected the Company’s business. Any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of Crusader to conduct business and/or may result in higher costs.

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

Messrs. Erwin Cheldin, Cary L. Cheldin, Lester A. Aaron and George C. Gilpatrick, who hold approximately 52.66% of the voting power of the Company, have agreed to vote the shares of common stock held by each of them so as to elect each of them to the Board of Directors and to vote on all other matters as they may agree. As a result of this agreement, the Company is a “Controlled Company” as defined in the NASDAQ Stock Market (“NASDAQ”) Listing Rules. A Controlled Company is exempt from the requirements of the NASDAQ Listing Rules requiring that (i) the Company have a majority of independent directors on the Board of Directors, (ii) the Compensation Committee be composed solely of independent directors, (iii) the compensation of the executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors and (iv) director nominees be elected or recommended either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company presently occupies approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease that expired on March 31, 2013. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provided for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014, and the lease continues thereafter on a month-to-month basis. The Company believes that at the inception of the lease agreement, and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases. The Company also leases storage space from Erwin Cheldin. Depending on usage, storage space rental is estimated to be approximately $15,000 annually. The total rent was $501,258, $500,770 and $712,248 for the years ended December 31, 2014, 2013 and 2012, respectively.

On September 26, 2013, Crusader closed escrow on the purchase of land and a building located in Calabasas, California. The real estate consists of a two-story office building located on commercial land, about four miles from the Company’s current location. The office building has approximately 46,884 rentable square feet.

On September 7, 2014, a lease from a single tenant occupying approximately 32,403 square feet of the building ended and the tenant has vacated the premises. The Company intends to occupy most of this recently vacated space as its new home office and is currently in the process of planning and implementing the steps necessary to modify the space to fit its operational needs with a targeted move in date in mid-2015. The Company’s current home office located in Woodland Hills, California, will be vacated, and the month-to-month lease for this office will be terminated upon the completion of the move to the Calabasas building.

As of December 31, 2014, 8,442 square feet at the Calabasas building was leased to non-affiliated entities and 6,039 square feet is available for to be leased to non-affiliated entities.

Item 3. Legal Proceedings.

The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant. Incidental actions are sometimes brought by customers or others that relate to disputes concerning the issuance or non-issuance of individual insurance policies or other matters. In addition, the Company resorts to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company’s operations and are handled on a routine basis through independent counsel.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM." The high and low sales prices for each quarterly period in the two most recent fiscal years are as follows:

Quarter Ended	Low Price	High Price
March 31, 2013	$14.05	$12.00
June 30, 2013	$14.05	$12.00
September 30, 2013	$13.25	$10.08
December 31, 2013	$13.95	$11.61
March 31, 2014	$13.67	$12.57
June 30, 2014	$13.45	$12.51
September 30, 2014	$13.30	$11.88
December 31, 2014	$12.59	$10.91

As of April 16, 2014, the mailing date of the Company’s most recent proxy statement, the approximate number of shareholders of record of the Company's common stock was 285. In addition, the Company estimates beneficial owners of the Company’s common stock held in the name of nominees to be approximately 428. Total shareholders are estimated to be approximately 713.

There were no cash dividends declared or paid by the Company in the years ending December 31, 2014 and 2013. The Company considers its profitability, cash requirements and other factors prior to the declaration of cash dividends. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”). Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico equal to the greater of (a) 10% of its statutory policyholders' surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2014, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2015 is $6,349,237.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the years ended December 31, 2014 and 2013, the Company did not repurchase shares of the Company’s common stock.

As of December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

Performance Graph.

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and peer groups consisting of all NASDAQ property and casualty companies and all fire, marine and casualty companies (Standard Industrial Classification Code 6331). The comparison assumes $100.00 was invested on December 31, 2009, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

20

	12/31/09	123/1/10	12/31/11	12/31/12	12/31/13	12/31/14
Unico American Corp.	100.00	92.17	121.52	140.02	146.66	126.63
NASDAQ Stock Market (US)	100.00	118.37	118.98	140.70	196.11	226.12
NASDAQ Insurance Index	100.00	112.60	117.27	137.52	181.51	189.73
6331 - Fire, Marine & Casualty Insurance	100.00	111.57	107.07	135.42	156.20	191.91

Item 6. Selected Financial Data.

	Year ended December 31
	2014	2013	2012	2011	2010

Total revenues	$30,470,240	$31,130,892	$32,756,570	$34,576,701	$37,120,751
Total costs and expenses	$29,173,735	$29,890,117	$29,901,534	$28,826,533	$33,900,170
Income before taxes	$1,296,505	$1,240,775	$2,855,036	$5,750,168	$3,220,581
Net income	$846,361	$603,668	$1,953,728	$3,739,876	$2,329,152
Basic earnings per share	$0.16	$0.11	$0.37	$0.70	$0.44
Diluted earnings per share	$0.16	$0.11	$0.36	$0.70	$0.44
Cash dividends per share	—	—	$1.20	—	$0.36
Total assets	$136,015,569	$132,853,188	$140,008,026	$150,375,045	$157,674,720
Stockholders’ equity	$71,775,094	$70,896,255	$70,396,565	$75,848,315	$73,353,816

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

The Company’s net income was $846,361, $603,668 and $1,953,728 for the years ended December 31 2014, 2013 and 2012, respectively.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's consolidated financial statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.

Revenue and Income Generation

The Company receives its revenue primarily from premium earned derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generates approximately 90% of the Company’s total revenue. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of December 31, 2014, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon and Washington. Since 2004, all of Crusader’s business was written in the state of California until June 2014 when the Company also began writing business in the state of Arizona. During the year ended December 31, 2014, 98% of Crusader’s business was commercial multi-peril policies. In November of 2014, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

Direct written premium is a non-GAAP financial measure which is defined, under statutory accounting, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure designed to determine written premium production levels. Earned premium, the most directly comparable GAAP measure, represents the portion of written premium that is recognized as income in the Company’s consolidated financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.

The following is a reconciliation of net written premium to net earned premium for the three years ended 2014:

	2014	2013	2012

Net written premium	$27,784,290	$26,093,283	$27,391,289
Change in net unearned premium	(1,140,867)	769,024	(73,129)
Net earned premium	$26,373,423	$26,862,307	$27,318,160

For the year ended December 31, 2014, direct written premium as reported on Crusader’s statutory statement was $32,810,088 compared to $31,214,091, for the year ended December 31, 2013, an increase of $1,595,997 (5%). For the year ended December 31, 2013, direct written premium as reported on Crusader’s statutory statement was $31,214,091 compared to $32,572,047, for the year ended December 31, 2012, a decrease of $1,357,956 (4%). The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon four areas of its operations: (1) product development, (2) improved service to retail brokers, (3) appointment of captive and independent retail agents, and (4) geographical expansion. In order to enhance service, the Company is currently customizing and configuring a new policy administration system that is primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. Crusader does not intend to substantially increase its number of appointed retail agents until the Company implements its new policy administration system.

For the year ended December 31, 2014, 99.8% and 0.2% of direct written premium was produced in California and Arizona, respectively. For the year ended December 31, 2013, 100% of direct written premium was produced in California.

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs. Crusader’s underwriting profit (before income taxes) is as follows:

	Year ended December 31
	2014	2013	2012

Net written premium	$27,784,290	$26,093,283	$27,391,289
Net change in unearned premium	(1,410,867)	769,024	(73,129)
Net earned premium	26,373,423	26,862,307	27,318,160
Less:
Losses and loss adjustment expenses	14,617,118	16,089,175	15,233,403
Policy acquisition costs	5,986,108	6,032,127	6,744,273
Total	20,603,226	22,121,302	21,977,676

Underwriting profit (before income taxes)	$5,770,197	$4,741,005	$5,340,484

The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for IBNR to net premium earned (loss ratio) and (2) the ratio of policy acquisition costs to net premium earned (expense ratio). If the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, the company has an underwriting loss.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP.

	Year ended December 31
	2014	2013	2012

Loss ratio	55%	60%	56%
Expense ratio	23%	22%	25%
Combined ratio	78%	82%	81%

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2014	2013	2012
Losses and loss adjustment expenses

Provision for insured events of current year	$17,925,882	$20,648,634	$19,596,313
Decrease in provision for events of prior years	(3,308,764)	(4,559,459)	(4,362,910)

Total losses and loss adjustment expenses	$14,617,118	$16,089,175	$15,233,403

Losses and loss adjustment expenses as percentage of net earned premium were 55%, 60% and 56% for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Operations

The Company’s other operations generate commissions and fees from various insurance products. The events that have the most significant economic impact are as follows:

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the Company’s consolidated financial statements. Policy fee income for the year ended December 31, 2014, decreased $48,042 (3%) as compared to the prior year. The policy fee income is earned ratably over the life of related insurance policies.

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB is contracted with non-affiliated insurance carriers to provide a variety of health and life insurance products to individuals and groups. These same products are offered by most of our competitors; thus, service, reliability and stability are important to obtain and retain customers. AAQHC, as a membership association and third party administrator, has negotiated health insurance premiums for its members with several carriers and receives fees and dues from its members for access to these benefits. AIB underwrites these risks and receives a commission from the insurance carriers.

AIB’s commissions decreased $150,912 (12%) for the year ended December 31, 2014, as compared to 2013 as a result of decreases in the number of group accounts it underwrites and decreases in commission rates on individual and group policies. AAQHC, a membership association and third party administrator, saw its fee income decrease $14,469 (13%) for the year ended December 31, 2014, as compared to 2013 as a result of a decrease in membership. AAQHC membership is primarily comprised of individuals included in group accounts.

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Since July 2010, AAC has offered 0% financing on policies written by Unifax for Crusader as a promotion to increase the sale of Crusader policies. The Company monitors the cost of providing this incentive, and, depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time. AAC issued 3,278, 3,281 and 3,264 loans in 2014, 2013 and 2012, respectively. Revenue earned in 2014 and 2013 consisted entirely of late fees and other miscellaneous fees charged. The average policy premium financed by AAC was $3,492, $3,276 and $3,039 in 2014, 2013 and 2012, respectively.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. Bedford receives commission income from a non-affiliated insurance company based on written premium. Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a new producer agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting prior written permission. For its services, Bedford receives a commission. Commission income in the daily automobile rental insurance program decreased $108,020 (48%) in 2014 as compared to 2013. The decrease in commission income is primarily due to a continued decline in written premium in this program from the non-affiliated insurance companies that it previously represented as a general agent. The Company no longer actively markets this program.

Investments and Liquidity

The Company generates revenue from its total invested assets of approximately $107.4 million (at amortized cost) as of December 31, 2014 and $105.8 million (at amortized cost) as of December 31, 2013. Investment income for the year ended December 31, 2014, decreased $171,259 (51%) as compared to the year ended December 31, 2013. The decrease in investment income was primarily due to a decrease in the Company’s annualized yield on average invested assets to 0.15% in 2014 from 0.30% in 2013. The decrease in the annualized yield on average invested assets is a result of lower yields in the marketplace on both new and reinvested assets. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

The weighted average maturity of the Company’s fixed maturity investments was 1.8 years, 1.6 years and 0.7 years as of December 31, 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

The Company reported net cash provided by operating activities for year ended December 31, 2014 and net cash used by operating activities for each of the years ended December 31, 2013 and 2012.  Cash provided by operating activities in 2014 was $2,468,186 compared to cash used in operating activities in 2013 of $4,108,304, an increase in the amount of cash provided by operating activities of $6,576,490.  Cash used by operating activities in 2013 was $4,108,304 compared to cash used in operating activities in 2012 of $1,214,159, an increase in the amount of cash used by operating activities of $2,894,145.

Primary reasons for the increase in cash provided by operations for the year ended December 31, 2014, are an increase in written premium and a decrease in loss and loss adjustment expense payments during this year compared to the years ended December 31, 2013 and 2012.  The increase in the written premium for the year ended December 31, 2014, is relatively small and is not attributable to any material single event compared to decreases in the written premium for the years ended December 31, 2013 and 2012. The Company believes that the California property and casualty insurance market remains intensely competitive. The cash flows associated with loss and loss adjustment expense payments can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity.

Primary reasons for cash being used by operating activities for the years ended December 31, 2013 and 2012 were declining investment income and declining commission and fee income for each of the years then ended along with declining written premium in the year ended December 31, 2013.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss payments and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash and investments (at amortized cost) of the Company at December 31, 2014, were $107,721,681 compared to $106,128,268 at December 31, 2013.  Crusader's cash and investments were 99% and 98% of the total cash and investments held by the Company as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds.  The Company’s investments in U.S treasury securities and money market funds are readily marketable.  The weighted average maturity of the Company’s investments is approximately 1.8 years.

The Company's investments are as follows:

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%

Fixed maturities (at amortized cost)
U.S. treasury securities	$20,064,111	57	$5,095,563	45
Certificates of deposit	15,089,000	43	6,849,000	55
Total fixed maturity investments	35,153,111	100	11,944,563	100

Short-term cash investments (at cost)
U.S. treasury bills	69,968,988	97	91,979,877	98
U.S. government money market fund	1,450,451	2	214,574	—
Bank money market accounts	838,207	1	1,611,104	2
Bank savings accounts	1,762	—	1,762	—
Total short-term cash investments	72,259,408	100	93,807,317	100
Total investments	$107,412,519		$105,751,880

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments in fixed maturity securities are classified as available-for-sale and while the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

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

The investment marketplace in general, and in certain asset classes specifically, has been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and continued throughout 2014. The Company’s fixed maturity (amortized cost) investment portfolio as of December 31, 2014, consisted of 57% U.S. treasury securities and 43% FDIC insured certificates of deposit.

Crusader's statutory capital and surplus as of December 31, 2014, was $63,492,369, an increase of $2,081,203 (3%) from December 31, 2013. Crusader's statutory capital and surplus as of December 31, 2013, was $61,411,166, an increase of $2,348,996 (4%) from December 31, 2012. In the year ending December 31, 2012, Crusader issued a cash dividend of $11,750,000 to Unico, its parent and sole shareholder. In 2012, the dividends were used primarily to fund the cash dividends paid by Unico to its shareholders and for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2014, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2015 is $6,349,237.

During the years ended December 31, 2014 and 2013, no cash dividends were declared or issued to shareholders. During the year ended December 31, 2012, the Company paid cash dividends of $0.20 and $1.00 per share to its shareholders. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the years ended December 31, 2014 and 2013, the Company did not repurchase shares of the Company’s common stock. During the year ended December 31, 2012, the Company repurchased 23,563 shares of the Company’s common stock in unsolicited transactions at a cost of $243,469, of which $11,579 was allocated to capital and $231,890 was allocated to retained earnings. As of December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and a fourth individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000 and that person has not filed for bankruptcy. The claim against the fourth individual was resolved. The Company collected $75,000 and $137,750 during the years ended December 31, 2014, and 2013, respectively. As of December 31, 2014 and 2013, the agent’s balance due to Unifax was $1,181,272 and $1,256,272, respectively. As of December 31, 2014 and 2013, the Company’s bad debt reserve associated with this matter was $1,181,272 and $931,272 which represents approximately 100% and 74% of the balance due to Unifax, respectively. Although the receivable is fully reserved for financial reporting purposes at December 31, 2014, the Company continues to pursue collection of the judgments from the three principals. Bad debt expense for the year ended December 31, 2014, was $255,299 and a benefit of $50,792 and $98,798 for the years ended December 31, 2013 and 2012, respectively.

The Company is currently in the process of upgrading the office building it purchased on September 26, 2013, and it is planning and implementing the steps necessary to modify the space it intends to occupy to fit its operational needs with a targeted move in date in mid-2015. The Company is also continuing to incur software development costs on its new policy administration system. These costs will be capitalized as incurred.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Trust restrictions on cash and short-term investments were $112,008 and $0 at December 31, 2014 and December 31, 2013, respectively.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2014, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years

Loss and loss adjustment expense reserves*	$44,396,558	$19,182,407	$18,852,953	$4,824,756	$1,536,442
Total	$44,396,558	$19,182,407	$18,852,953	$4,824,756	$1,536,442

*Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive payment due dates, and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

Results of Operations

General

Total revenue was $30,470,240, $31,130,892 and $32,756,570 for the years ended December 31, 2014, 2013 and 2012, respectively. This represents a decrease of $660,652 (2%) for the 2014 year compared to the 2013 year and a decrease of $1,625,678 (5%) for the 2013 year compared to the 2012 year. The Company had net income of $846,361, $603,668, and $1,953,728 for the years ended December 31, 2014, 2013 and 2012, respectively. This represents an increase of $242,693 (40%) for the 2014 year compared to the 2013 year and a decrease of $1,350,060 (69%) for the 2013 year compared to the 2012 year.

For the year ended December 31, 2014, the Company had income before taxes of $1,296,505 compared to income before taxes of $1,240,775 for the year ended December 31, 2013, an increase of $55,730 (4%).

For the year ended December 31, 2013, the Company had income before taxes of $1,240,775 compared to income before taxes of $2,855,036 for the year ended December 31, 2012, a decrease of $1,614,261 (57%). The decrease in income before taxes was primarily due to a decrease of $1,195,977 in investment income and a decrease of $455,853 in net earned premium.

The effect of inflation on the Company’s net income during the years ended December 31, 2014, 2013 and 2012 was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2014	2013	2012

Direct written premium	$32,810,088	$31,214,091	$32,572,047
Net written premium (net of reinsurance ceded)	$27,784,290	$26,093,283	$27,391,289
Direct earned premium before reinsurance ceded	$31,463,691	$31,983,540	$32,454,089
Net earned premium (net of reinsurance ceded)	$26,373,423	$26,862,307	$27,318,160
Losses and loss adjustment expenses	$14,617,118	$16,089,175	$15,233,403
Gross unpaid losses and loss adjustment expenses	$44,396,558	$43,876,829	$49,784,725
Net unpaid losses and loss adjustment expenses	$39,233,783	$39,448,546	$43,200,582

Crusader’s primary line of business is commercial multi-peril policies. This line of business represented approximately 98% of Crusader’s total written premium for the years ended December 31, 2014, 2013 and 2012.

Since 2004, all Crusader business has been written in the state of California until June 2014 when the Crusader also began writing business in the state of Arizona. For the year ended December 31, 2014, 99.8% and 0.2% of direct written premium was produced in California and Arizona, respectively. As of December 31, 2014, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Crusader Premium

For the year ended December 31, 2014, direct written premium, as reported on Crusader’s statutory statement, was $32,810,088 compared to $31,214,091 for the year ended December 31, 2013, an increase of $1,595,997 (5%). The rise in written premium in 2014 of 5% compared to 2013 is not attributable to any material single event.

For the year ended December 31, 2013, direct written premium, as reported on Crusader’s statutory statement, was $31,214,091 compared to $32,572,047 for the year ended December 31, 2012, a decrease of $1,357,956 (4%). The decline in written premium in 2013 of 4% compared to 2012 primarily reflects the soft market place and intense price competition in the Company’s commercial property casualty insurance lines of business, management’s continued emphasis on rate adequacy and underwriting discipline and the termination of relations with certain specialty producers in the Company’s Used Car Dealers and Towing programs.

Crusader writes annual policies and, therefore, earns written premium daily over the one-year policy term.

In the year ended December 31, 2014, earned premium before reinsurance decreased $519,849 (2%) to $31,463,691 compared to $31,983,540 for the year ended December 31, 2013. In the year ended December 31, 2013, earned premium before reinsurance decreased $470,549 (1%) to $31,983,540 compared to $32,454,089 for the year ended December 31, 2012. The fluctuation in earned premium before reinsurance is directly related to the fluctuation in written premium.

Ceded earned premium for the year ended December 31, 2014, decreased $30,965 (less than 1%) to $5,090,268 compared to $5,121,233 for the year ended December 31, 2013. Ceded earned premium for the year ended December 31, 2013, decreased $14,696 (less than 1%) to $5,121,233 compared to $5,135,929 for the year ended December 31, 2012.

Ceded earned premium as a percentage of direct earned premium was 16% in 2014, 2013 and 2012. The ceded earned premium as a percentage of direct earned premium is relatively unchanged as there were no major modifications to Crusader’s excess of loss treaties.

In calendar year 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty. In calendar years 2013 and 2012, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty. In calendar year 2014, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $9,000,000). In calendar years 2013 and 2012, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $9,000,000).

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2014, Crusader has received a total net contingent commission of $3,647,706 for the years subject to the contingent commission. Of this amount, Crusader has recognized $3,569,867 as contingent commission income. The remaining balance of the net payments received of $77,839 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded losses including IBNR for the years subject to the contingent commission. The contingent commission income recognized was ($17,092), $301,102 and $443,697 in the years ended December 31, 2014, 2013 and 2012, respectively.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2014, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Year ended December 31
	2014	2013	2012

Direct earned premium	$31,463,691	$31,983,540	$32,454,089
Ceded earned premium	(5,090,268)	(5,121,233)	(5,135,929)
Net earned premium	$26,373,423	$26,862,307	$27,318,160

Ratio of ceded earned premium to direct earned premium	16%	16%	16%

Losses and Loss Adjustment Expenses

Crusader’s emerging loss ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve review process. Net losses and loss adjustment expenses for the calendar years ended December 31, 2014, 2013 and 2012 were $14,617,118, $16,089,175 and $15,233,403, respectively.

Losses and loss adjustment expenses and loss ratios are as follows:

	Year ended December 31
	2014	2013	2012

Net earned premium	$26,373,423	$26,862,307	$27,318,160

Net losses and loss adjustment expenses
Provision for insured events of current accident year	17,925,882	20,648,634	19,596,313
Decrease in provision for events of prior accident years	(3,308,764)	(4,559,459)	(4,362,910)
Total net losses and loss adjustment expenses	$14,617,118	$16,089,175	$15,233,403

Loss ratios	55%	60%	56%

As indicated in the above table, the calendar year loss ratio for the year ended December 31, 2014, decreased to 55% from 60% in 2013, and increased to 60% in 2013 from 56% in 2012. The decrease in the 2014 loss ratio when compared to 2013 and 2012 was primarily due to a decrease in the provision for insured events of the current year as a percent of net earned premium. The provision for insured events of the current year as a percent of net earned premium was 68%, 77% and 72% for the years ended December 31, 2014, 2013 and 2012, respectively.

The amount of favorable development recognized during the year ended December 31, 2014, decreased $1,250,695 (27%) to $3,308,764 from $4,559,459 in 2013. The amount of favorable development recognized during the year ended December 31, 2013, increased $196,549 (5%) to $4,559,459 from $4,362,910 in 2012. The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods The variability of Crusader’s losses and loss adjustment expenses for the periods presented is due primarily to the small population of Crusader’s claims, which may result in greater fluctuations in claim frequency and/or severity. The favorable (adverse) development by accident year is as follows:

	Year ended
	December 31, 2014		December 31, 2013		December 31, 2012

Accident Year	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total

Prior to 2005	$(100,287)	(3)%	$836,653	19%	$325,962	8%
2005	173,329	5%	1,014,041	22%	411,365	9%
2006	397,515	12%	861,522	19%	774,737	18%
2007	548,974	17%	746,701	16%	691,805	16%
2008	679,388	21%	683,604	15%	659,831	15%
2009	619,432	19%	609,006	13%	581,717	13%
2010	564,765	17%	542,728	12%	599,258	14%
2011	484,846	14%	286,411	6%	318,235	7%
2012	518,217	15%	(1,021,207)	(22)%	—	—
2013	(577,415)	(17)%	—	—	—	—
Total prior accident years	$3,308,764	100%	$4,559,459	100%	$4,362,910	100%

Crusader sets reserves based on its expected loss ratio and its expected loss and loss adjustment expense development patterns. Crusader’s initial expected loss ratio is based on its historical average loss ratio, and its expected loss and loss adjustment expense development patterns are based on its historical loss and loss adjustment expense development patterns. Actuarial methods utilizing expected loss ratios tend to be relied on more heavily earlier in the life of an accident year, while actuarial methods that apply development patterns to emerged losses and loss adjustment expenses tend to be relied on more heavily as an accident year develops. For prior accident years, emerging differences between actual and expected losses and loss adjustment expenses are recognized quarterly in the Consolidated Statements of Operations.

Based on the loss and loss adjustment expense reserve estimates as of December 31, 2014, the estimated ultimate loss ratio is within five percentage points of the initial expected loss ratio in 9 of Crusader’s 30 years. Since Crusader’s net earned premium in 2014 was $26,373,423, a difference between the accident year 2014 actual and initial expected loss ratios of only five percentage points will or may ultimately impact losses and loss adjustment expenses by $1,318,671. The estimated ultimate loss ratio is within ten percentage points of the initial expected loss ratio in 13 of Crusader’s 30 years. A ten percentage point difference between the accident year 2014 actual and the initial expected loss ratios will ultimately impact losses and loss adjustment expenses by $2,637,342. The estimated ultimate loss ratio is within twenty percentage points of the initial expected loss ratio in 23 of Crusader’s 30 years. A twenty percentage point difference between the accident year 2014 actual and the initial expected loss ratios will ultimately impact losses and loss adjustment expenses by $5,274,685.

Loss and Loss Adjustment Expense Reserves

Crusader's liability for unpaid loss and loss adjustment expense reserves consists of case reserves and reserves for incurred but not reported (IBNR) claims. Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported and are subsequently revised as more information about a claim becomes known. IBNR is estimated using various actuarial methods and techniques and includes (1) reserves for losses and loss adjustment expenses on claims that have occurred but for which claims have not yet been reported to Crusader, and (2) a provision for expected future development on case reserves for information not currently known.

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2014	2013	2012

Direct reserves
Case reserves	$14,983,886	$12,773,733	$11,925,272
IBNR reserves	29,412,672	31,103,096	37,859,453
Total direct reserves	$44,396,558	$43,876,829	$49,784,725

Reserves net of reinsurance
Case reserves	$13,045,290	$11,707,102	$10,946,621
IBNR reserves	26,188,493	27,741,444	32,253,961
Total net reserves	$39,233,783	$39,448,546	$43,200,582

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2014		2013		2012

CMP	$43,457,425	97.9%	$42,778,814	97.5%	$48,073,951	96.6%
Other liability	911,633	2.0%	1,022,463	2.3%	1,658,429	3.3%
Other	27,500	0.1%	75,552	0.2%	52,345	0.1%
Total	$44,396,558	100.0%	$43,876,829	100.0%	$49,784,725	100.0%

The Company‘s consolidated financial statements include estimated reserves for both reported and unreported claims. The Company sets these reserves at each quarterly balance sheet date based upon management’s best estimate of the ultimate loss and loss adjustment expense payments that it anticipates will be made to settle all reported and unreported claims.

Roll forward of loss and loss adjustment expense reserves.

The following table is a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Year ended December 31
	2014	2013	2012

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$39,448,546	$43,200,582	$46,512,179

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	17,925,882	20,648,634	19,596,313
Decrease in provision for events of prior years	(3,308,764)	(4,559,459)	(4,362,910)
Total incurred losses and loss adjustment expenses	14,617,118	16,089,175	15,233,403

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	4,286,861	8,096,070	7,193,853
Losses and loss adjustment expenses attributable to insured events of prior years	10,545,020	11,745,141	11,351,147
Total payments	14,831,881	19,841,211	18,545,000

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	39,233,783	39,448,546	43,200,582

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	5,162,775	4,428,283	6,584,143
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$44,396,558	$43,876,829	$49,784,725

Crusader’s net loss and loss adjustment expense reserve was $39,233,783 as of December 31, 2014. Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.

If future development ultimately ends up being five percent different than Crusader’s 2014 net reserve, approximately $2.0 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. If future development ultimately ends up being ten percent different than Crusader’s 2014 net reserve, approximately $3.9 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.

Other Insurance Operations

Health Insurance Program

Commission income from health insurance sales is as follows:

	Year ended December 31
	2014	2013	2012

Commission income	$1,082,412	$1,233,324	$1,157,700

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premium that it writes. Commission income for the year ended December 31, 2014, decreased $150,912 (12%) compared to the year ended December 31, 2013. Commission income for the year ended December 31, 2013, increased $75,624 (7%) compared to the year ended December 31, 2012. The decrease in commission income in 2014 compared to 2013 is a result of decreases in the number of group accounts it underwrites and commission income on individual and group policies due primarily to the Patient Protection and Affordable Care Act. The increase in commission income in 2013 compared to 2012 is primarily the result of an increase in commission income received on group insurance policies. In 2014, approximately 38% of health insurance commission is from Guardian Life Insurance Company of America products compared to 36% in 2013.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2014	2013	2012

Membership and fee income	$100,332	$114,801	$134,609

Membership and fee income for the year ended December 31, 2014, decreased $14,469 (13%) compared to the year ended December 31, 2013. Membership and fee income for the year ended December 31, 2013, decreased $19,808 (15%) compared to the year ended December 31, 2012. The decrease for each of the years presented is a result of a decrease in the number of association members primarily due to increased competition.

Policy Fee Income

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the Company’s consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy and are proportionate to premium earned. The unearned portion of the policy fee is recorded as a liability on the balance sheet under “Accrued Expenses and Other Liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the Company’s consolidated financial statements. Unifax’s policy fee income is as follows:

	Year ended December 31
	2014	2013	2012

Policy fee income	$1,619,060	$1,667,102	$1,773,234
Policies issued	9,501	9,459	10,054

Policy fee income for the year ended December 31, 2014, decreased 3% as compared to the year ended December 31, 2013. Policy fee income for the year ended December 31, 2013, decreased $106,132 (6%) as compared to the year ended December 31, 2012. The 6% decrease in policy fee income is primarily a result of a 595 (6%) decrease in the number of policies issued during 2013 as compared to 2012.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program is produced by Bedford for a non-affiliated insurance company.

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2014	2013	2012

Rental program commission	$83,423	$165,436	$232,311
Contingent commission	32,737	58,744	41,219
Total commission income	$116,160	$224,180	$273,530

The daily automobile rental insurance program commission income for the year ended December 31, 2014, decreased $108,020 (48%) compared to the year ended December 31, 2013. For the year ended December 31, 2013, commission income decreased $49,350 (18%) compared to the year ended December 31, 2012. Bedford receives a commission from a non-affiliated insurance company based on written premium. Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a new Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting prior written permission. For its services, Bedford receives a commission. Commission in the daily automobile rental insurance program decreased 48% in 2014 as compared to 2013. The decrease in commission income is primarily due to a continued decline in written premium in this program from the non-affiliated insurance companies that it previously represented as a general agent. The Company no longer actively markets this program.

Premium Finance Program

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Effective July 20, 2010, AAC reduced the interest rate charged on premium financed to 0% in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive, and, depending on the cost/benefit determination, can continue to offer it or withdraw it at any time. Income generated by AAC includes late fees, fees for non-sufficient funds and telephone payment processing fees.

Premium finance fees earned from financing policies are as follows:

	Year ended December 31
	2014	2013	2012

Premium finance fees	$67,012	$76,845	$70,013
Loans issued	3,278	3,281	3,264

Loans issued decreased by 3 (less than 1%) during 2014 when compared to 2013 and increased by 17 (less than 1%) during 2013 when compared to 2012. The average premium financed by AAC was $3,492, $3,276 and $3,039 in 2014, 2013 and 2012, respectively. During 2014 and 2013, 42% of all Unifax policies were financed and 83% of those policies were financed by AAC.

Investment Income and Net Realized Gains

Investment income and net realized gains are as follows:

	Year ended December 31
	2014	2013	2012

Average invested assets* – at amortized cost	$106,582,200	$112,726,170	$123,871,303

Interest income
Insurance company operations	$161,183	$331,829	$1,527,824
Other operations	555	1,168	1,151
Total investment income and realized gains	$161,738	$332,997	$1,528,975

Yield on average invested assets	0.15%	0.30%	1.23%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective year.

In the year ended December 31, 2014, the Company’s average invested assets (at amortized value) decreased $6,143,970 (5%) compared to the year ended December 31, 2013. In the year ended December 31, 2014, investment income earned, excluding realized gains, decreased $171,259 (51%) compared to the year ended December 31, 2013. The yield on average invested assets decreased to 0.15% in 2014 from 0.30% in 2013. The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2014, was 1.8 years compared to 1.6 years as of December 31, 2013. The Company’s invested assets (at amortized value) as of December 31, 2014, were $107,412,519 as compared to $105,751,880 as of December 31, 2013.

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

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2014, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2015	$9,649,000	$9,646,721	$9,649,000	0.40%
December 31, 2016	14,941,000	14,933,277	14,934,750	0.67%
December 31, 2017	10,499,000	10,472,859	10,476,345	0.93%
December 31, 2018	100,000	100,254	98,461	0.75%
Total	$35,189,000	$35,153,111	$35,158,556	0.67%

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	(Amounts in Thousands)
	December 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

U.S. treasury securities	$20,064,111	$20,069,556	$5,095,563	$5,086,806
Certificates of deposit	15,089,000	15,089,000	6,849,000	6,849,000
Total fixed maturity investments	35,153,111	35,158,556	11,944,563	11,935,806
Short-term cash investments	72,259,408	2,259,408	93,807,317	93,807,317
Total investments	$107,412,519	$107,417,964	$105,751,880	$105,743,123

The Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than twelve months and one U.S. treasury security in an unrealized loss position for a continuous period of more than twelve months as of December 31, 2014. The Company had two U.S. treasury securities in an unrealized loss position for a continuous period of less than twelve months as of December 31, 2013.

No securities were sold at a loss during 2014 or 2013.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. There were no realized investment gains or losses in the years ended December 31, 2014, 2013 and 2012. The unrealized gains or losses from fixed maturities are reported as “Accumulated Other Comprehensive Income (Loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company did not sell any fixed maturity investments in the years ended December 31, 2014, 2013 and 2012.

Other Income

Other income from insurance company revenues and other insurance operations is primarily comprised of miscellaneous items not relevant to the primary income statement captions:

	Year ended December 31
	2014	2013	2012
Other income from insurance company revenues and other insurance operations	$950,103	$619,336	$500,349

The increase of $330,767 (53%) in other income from insurance company revenues and other insurance operations for the year ended December 31, 2014, when compared to year ended December 31, 2013, is primarily the result of an increase of $551,694 (209%) in rental income received by Crusader from the office building located in Calabasas, California, that was purchased on September 26, 2013. This increase was offset by the decrease of $318,194 (106%) in the contingent commission the Company recognized on the Company’s 2003, 2004 and 2006 excess of loss reinsurance treaties.

On September 7, 2014, a lease from a single tenant occupying approximately 32,403 square feet of the building has ended. Since the Company intends to occupy most of this recently vacated space, that space is not available for rent and will result in decreased future rental income. The increase in rental income from year ended December 31, 2013 to December 31, 2014 is due primarily to the fact that the Company had rental income for approximately 3 months in 2013 compared to 12 months in 2014.

The increase of $118,987 (24%) in other income from insurance company revenues and other insurance operations for the year ended December 31, 2013, when compared to year ended December 31, 2012, is primarily the result of $263,919 received by Crusader as rental income for the Calabasas property that was acquired on September 26, 2013, offset by the decrease of $142,595 (32%) in the contingent commission the Company recognized on the Company’s 2003, 2004 and 2006 excess of loss reinsurance treaties.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2014	2013	2012

Policy acquisition costs	$5,986,108	$6,032,127	$6,744,273
Ratio to net earned premium (GAAP ratio)	23%	22%	25%

Policy acquisition costs consist of commissions, premium taxes, inspection fees and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premium is earned. Policy acquisition costs decreased $46,019 (less than 1%) in the year ended December 31, 2014, compared to the year ended December 31, 2013, due primarily to lower deferred underwriting expenses. Policy acquisition costs decreased $712,146 (11%) in the year ended December 31, 2013, compared to the year ended December 31, 2012, due primarily to the effect of the implementation of ASU 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944) during 2012 and due to the decrease in written premium during the year ended December 31, 2013, and its related effect on acquisition costs. Implementation of ASC 944 in 2012 reduced the amount of salary and salary related costs available to be capitalized and resulted in an increase in amortization of salary and salary related costs in the year ended December 31, 2012, of approximately $317,000 compared to the year ended December 31, 2013. The decrease in written premium reduced direct commission expense and reduced capitalized commissions by approximately $307,000.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2014	2013	2012

Total salaries and employee benefits incurred	$7,293,879	$7,277,017	$7,390,798
Less: Charged to losses and loss adjustment expenses	(955,003)	(910,895)	(816,918)
Capitalized to policy acquisition costs	(1,346,745)	(1,355,412)	(1,394,360)
Net amount charged to operating expenses	$4,992,131	$5,010,710	$5,179,520

Total salaries and employee benefits incurred for the year ended December 31, 2014, increased $16,862 (less than 1%) compared to the year ended December 31, 2013. Total salaries and employee benefits incurred for the year ended December 31, 2013, decreased $168,810 (3%) compared to the year ended December 31, 2012.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2014	2013	2012

Commission to agents/brokers	$192,684	$232,101	$236,059

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program and the daily automobile rental insurance program. Commissions to agents and brokers decreased $39,417 (17%) for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Commissions to agents and brokers decreased $3,958 (2%) for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The fluctuations in commissions to agents/brokers when compared to prior periods are primarily due to the fluctuations in written premium in the health insurance program and daily automobile rental insurance program and the related commission income from those programs.

Other Operating Expenses are as follows:

	Year ended December 31
	2014	2013	2012

Other operating expenses	$3,385,694	$2,526,004	$2,508,279

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. However, other operating expenses increased $859,690 (34%) for the year ended December 31, 2014, compared to the year ended December 31, 2013. This increase is primarily related to operating costs associated with the Company’s office building located in Calabasas, California, which was purchased on September 26, 2013, and to an increase in the Company’s bad debt expense. The operating expenses for the Calabasas office building were $781,988 for the year ended December 31, 2014, compared to $186,230 for the year ended December 31, 2013, an increase of $595,758 (320%). The Company’s bad debt expense was $255,299 for the year ended December 31, 2014, compared to a benefit of $50,792 for the year ended December 31, 2013, or an increase of $306,091. The increase in bad debt expense was primarily a result of an increase the reserves for bad debts in 2014 of $250,000 related to the principals of one of the Company’s former agents as discussed above in “Liquidity and Capital Resources.”

Other operating expenses increased $17,725 (1%) for the year ended December 31, 2013, compared to the year ended December 31, 2012. This increase is primarily related to the $299,420 in operating expenses, acquisition transaction costs and depreciation incurred through December 31, 2013, related to the Calabasas property that was acquired on September 26, 2013, and an increase in depreciation and amortization expense on other property and equipment of approximately $75,120. These were offset by a decrease of $267,087 in fees to the CA DOI, which were primarily related to the required tri-annual financial examination of Crusader that was ongoing in 2012 along with a decrease of $217,349 in the Company’s rent expense.

Income Taxes

Income Tax Expenses are as follows:

	Year ended December 31
	2014	2013	2012

Income tax expense	$450,144	$637,107	$901,308
Effective income tax rate	35%	51%	32%

Income tax expense for the year ended December 31, 2014, decreased $186,963 to $450,144 compared to income tax expense of $637,107 for the year ended December 31, 2013. The effective income tax rates for 2014 and 2013 were 35% and 51%, respectively. The decrease in income tax expense is primarily related to approximately $198,000 in lower state income tax that resulted from a decrease in the recognition of additional valuation allowances related to state net operating loss carryforwards in 2014 compared to 2013 (net of the federal tax benefit).

Income tax expense for the year ended December 31, 2013, decreased $264,201 to $637,107 compared to income tax expense of $901,308 for the year ended December 31, 2012. The effective income tax rates for 2013 and 2012 were 51% and 32%, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax income of $1,614,261 (57%) to $1,240,775 in the year ended December 31, 2013, compared to pre-tax income of $2,855,036 in the year ended December 31, 2012. The income tax expense incurred in 2013 included the effect of increasing the valuation allowance on the Company’s state deferred tax assets in the amount of $243,446 or approximately $161,000 net of federal tax benefit. The net increase in the state deferred tax asset valuation allowance was primarily related to the recognition of additional valuation allowances on state tax net operating loss carryforwards generated through the current year that may not be realized prior to their expiration dates.

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

Management believes the Company’s current critical accounting policies comprise the following:

Losses and Loss Adjustment Expenses

The preparation of the Company’s consolidated financial statements requires estimation of certain liabilities, most significantly the liability for unpaid loss and loss adjustment expense (reserves). Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. The Company does not specifically identify reasonably likely scenarios; rather, management draws on its collective experience to judgmentally determine its best estimate. In addition to applying a variety of standard actuarial methods to the data, an extensive series of diagnostic tests are applied to the resultant reserve estimates to determine management’s best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies, severities, loss ratios to premium, and loss adjustment expense ratios to loss.

When there is clear evidence that the actual emerged claims costs are different than the claims costs that were expected for any prior accident year, the claims cost estimates for that year are revised accordingly. If the claims costs that emerge are less favorable than initially anticipated, generally, the Company increases its loss and loss adjustment expense reserves immediately. However, if the claims costs that emerge are more favorable than initially anticipated, generally, the Company reduces its loss and loss adjustment expense reserves over time while it continues to assess the validity of the observed trends based on the subsequent emerged claim costs.

Some lines of insurance are commonly referred to as "long-tail" lines because of the extended time required before claims are ultimately settled. Lines of insurance in which claims are settled relatively quickly are called "short-tail" lines. It is generally more difficult to estimate loss reserves for long-tail lines because of the long period of time that elapses between the occurrence of a claim and its final disposition and the difficulty of estimating the settlement value of the claim. Crusader’s short-tail lines consist of its property coverages, and its long-tail lines consist of its liability coverages. However, compared to other long-tail liability lines that are not underwritten by Crusader, such as workers’ compensation, professional liability, umbrella liability, and medical malpractice, Crusader’s liability claims tend to be settled relatively quickly. Since trends develop over longer periods of time on long-tail lines of business, the Company generally gives credibility to those trends more slowly than for short-tail or less volatile lines of business.

Crusader underwrites four statutory annual statement lines of business: (1) commercial multi-peril, (2) liability other than automobile and products, (3) fire and (4) allied lines. Commercial multi-peril policies comprised 98% of Crusader’s 2014, 2013 and 2012 premium. Commercial multi-peril policies include both property and liability coverages. For all of Crusader’s coverages and lines of business, Crusader’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense development patterns and (2) expected loss and loss adjustment expense per premium dollar.

The Company also segregates most of its business into smaller homogeneous categories primarily for management’s internal detailed reserve review and analysis. These homogeneous categories used by the Company include various combinations and special groupings of its lines of business, programs types, states and coverages. Some categories exclude certain items and/or others include certain items. Not all categories are defined in the same way. This analysis includes the tracking of historical claims costs and development patterns separately for each of these uniquely defined categories. Generally, neither the liability development patterns nor the property development patterns vary significantly by category.

The establishment of loss and loss adjustment expense reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim and, therefore, the reserve that is needed. Estimates are based on a variety of industry data and on Crusader’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premium and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid. Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.

At the end of each fiscal quarter, Crusader’s reserves for each accident year (i.e., for all claims occurring within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer and by an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

Each year, management compares the actual claim costs that emerge to the claim costs that were expected to emerge and evaluates whether any observed significant differences are due to normal variances in the development process that occur from time to time, particularly in an insurer the size of Crusader, or if they are an indication that changes in the key reserve assumptions or methodologies are appropriate. Management concluded that no changes in Crusader’s key reserve assumptions or methodologies are appropriate.

Crusader’s actuarially based loss and loss adjustment expense reserve methodology does not include an implicit or explicit provision for uncertainty. Insurance claims costs are inherently uncertain. There is not a precise means of quantifying in advance a provision for uncertainty when determining an appropriate liability for unpaid claims costs. Rather, the potential for claims costs being less than estimated and the potential for claims costs being more than estimated are considered when selecting the parameters to be used in the application of the actuarial methods and when testing the estimates for reasonableness. Management believes that its recorded loss and loss adjustment expense reserves make reasonable provision for its liability for unpaid claims costs.

The differences between actual and expected claims costs are typically not due to one specific factor but to a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors. The information that management uses to arrive at its booked reserve estimate comes from many sources within the Company, including its accounting, legal, claims and underwriting departments. Informed managerial judgment is applied throughout the reserving process. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount will tend to be. Accordingly, short-tail claims, such as the emergence of property damage claims costs, tend to be subject to less variability than the emergence of long-tail liability claims costs. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims should be expected to vary, perhaps significantly, from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2014, Crusader had 605 open claim files. During 2014, 791 new claim files were opened and 799 claim files were closed, leaving 597 open claim files at the end of 2014. Due to the small size of Crusader and the related small population of claims, Crusader’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect Crusader’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The favorable development in 2012 through 2014 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer. While additional redundancies on losses and loss adjustment expenses may emerge, the Company believes that this trend may not be indicative of future results.

	Calendar year ended December 31
	2014	2013	2012
Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$39,448,546	$43,200,582	$46,512,179
Net decrease in provision for events of prior years	$3,308,764	$4,559,459	$4,362,910
Percentage of favorable development to beginning reserves	8.4%	10.6%	9.4%

Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses make reasonable provision for all unpaid loss and loss adjustment expenses of the Company.

There have been no changes in key assumptions of estimating future loss and loss adjustment expense payments. The changes in estimates of prior accident year incurred losses and loss adjustment expenses are attributed to the passage of time and the greater amount of actual loss data available for each accident year.

Reinsurance

Crusader’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from Crusader’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that Crusader expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. Crusader’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. Crusader’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2014, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s consolidated financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2014	2013	2012

Ceded losses and loss adjustment expenses recoverable on excess of loss treaties:

Ceded case loss and loss adjustment expense reserves recoverable	$1,938,596	$1,066,632	$978,650
Ceded IBNR loss and loss adjustment expense reserves recoverable	3,224,179	3,361,651	5,605,493
Total ceded loss and loss adjustment expense reserves recoverable	$5,162,775	$4,428,283	$6,584,143

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2014	2013	2012

Direct earned premium	$31,463,691	$31,983,540	$32,454,089
Ceded earned premium	(5,090,268)	(5,121,233)	(5,135,929)
Net premium earned	$26,373,423	$26,862,307	$27,318,160
Ratio of ceded earned premium to direct earned premium	16%	16%	16%

The effect of reinsurance on losses and loss adjustment expenses is as follows:

	Year ended December 31
	2014	2013	2012

Direct losses and loss adjustment expenses incurred	$16,795,536	$15,491,895	$16,795,237

Ceded losses and loss adjustment expenses incurred on excess of loss treaties:

Ceded paid losses and loss adjustment expenses	(1,443,926)	(1,558,580)	(2,952,355)
Change in ceded case reserves	(871,965)	(87,982)	(23,139)
Change in ceded IBNR reserves	137,473	2,243,842	1,413,660
Total ceded losses and loss adjustment expenses incurred	(2,178,418)	597,280	(1,561,834)

Net losses and loss adjustment expenses incurred	$14,617,118	$16,089,175	$15,233,403

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2014	2013	2012

Ceded earned premium	$5,090,268	$5,121,233	$5,135,929

Ceded losses and loss adjustment expenses incurred	(2,178,418)	597,280	(1,561,834)
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$2,911,850	$5,718,513	$3,574,095

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations, reflected above and the following changes in reinsurance recoverable:

	Year ended December 31
	2014	2013	2012
Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$(751,713)	$2,277,275	$1,145,620

There were no catastrophe losses incurred during the years ended December 31, 2014, 2013 and 2012.

There have been no changes in key assumptions of estimating future ceded losses and loss adjustment expenses. The changes in estimates of prior accident year ceded incurred losses and loss adjustment expenses are attributed to the passage of time and a greater amount of actual loss data available for each accident year.

Crusader’s reinsurance strategy is to protect Crusader against liabilities in excess of certain retentions, including major or catastrophic losses that may occur from any one or more of the property and/or casualty risks which it insures. On an annual basis, or sooner if warranted, Crusader evaluates whether any changes to its retention, participation, or retained limits are necessary. Loss and loss adjustment expense reserves are determined separately on both a direct basis and a net of reinsurance basis, and the ceded reserves are determined by subtraction. Therefore, reinsurance recoverable is determined in a manner consistent with the associated loss reserves. There have been no recent changes in key assumptions underlying the estimation of loss and loss adjustment expense reserves, and no changes are anticipated. Ceded paid losses and loss adjustment expenses are determined by the terms of the individual treaties. The Company continually monitors and evaluates the collectability of reinsurance recoverable to determine if any allowance is necessary.

For years ended December 31, 2014, 2013, and 2012, Crusader wrote 99.8%, 100.0% and 100.0% of its business in the state of California, respectively. The types of businesses and the coverage limits written by Crusader are not considered difficult lines for obtaining reinsurance. In addition, because the major catastrophe exposure is primarily from riots and from fire following earthquakes, Crusader does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

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

Related Party Transactions

The Company presently occupies approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease which expired on March 31, 2013. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provided for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014, and the lease continues thereafter on a month-to-month basis. The Company believes that at the inception of the lease agreement, and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases. The Company also leases storage space from Erwin Cheldin. Depending on usage, storage space rental is estimated to be approximately $15,000 annually. The total rent was $501,258, $500,770 and $712,248 for the years ended December 31, 2014, 2013 and 2012, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Short-term cash investments (at cost)	$72,259,408	$93,807,317
Fixed maturity bonds (at amortized cost)	20,064,111	5,095,563
Certificates of deposit – over 1 year (at cost)	15,089,000	6,849,000
Total invested assets	$107,412,519	$105,751,880

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company believes that it has limited this risk by investing in securities with shorter term maturities. In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from market interest rate movements is not recognized as realized gains or losses in the Consolidated Statements of Operations. Interest rate movements on the Company’s investments are not due to credit rating related issues. As of December 31, 2014, the Company’s unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $5,445 compared to unrealized losses (net of unrealized gains) before income taxes of $8,757 as of December 31, 2013. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2014, would decrease by approximately $489,873. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold or the decrease was deemed to be other-than-temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

The credit risk is minimized by maintaining a high credit quality fixed maturity bond portfolio, which consisted of U.S. treasury securities and FDIC insured certificates of deposit at various banking institutions, and holding short duration fixed maturity investments with maturity of less than 5 years.

The Company does not have any equity price risk since the Company did not hold any equity securities as of December 31, 2014 and 2013.

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unico American Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Los Angeles, California

March 30, 2015

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2014	2013
ASSETS
Investments
Available for sale:
Fixed maturities, at fair value (amortized cost: December 31, 2014 $35,153,111; December 31, 2013 $11,944,563)	$35,158,556	$11,935,806
Short-term investments, at fair value	72,259,408	93,807,317
Total Investments	107,417,964	105,743,123
Cash	309,162	376,388
Accrued investment income	42,895	5,249
Receivables, net	5,170,313	5,156,717
Reinsurance recoverable:
Paid losses and loss adjustment expenses	201,007	183,786
Unpaid losses and loss adjustment expenses	5,162,775	4,428,283
Deferred policy acquisition costs	3,882,825	3,636,003
Property and equipment, net	10,510,306	10,169,940
Deferred income taxes	1,518,534	1,373,160
Other assets	1,799,788	1,780,539
Total Assets	$136,015,569	$132,853,188

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$44,396,558	$43,876,829
Unearned premium	16,607,179	15,260,782
Advance premium and premium deposits	250,421	464,828
Accrued expenses and other liabilities	2,986,317	2,354,494
Total Liabilities	$64,240,475	$61,956,933

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,341,147 at December 31, 2014, and 5,341,147 at December 31, 2013	$3,731,828	$3,708,724
Accumulated other comprehensive income (loss)	3,594	(5,780)
Retained earnings	68,039,672	67,193,311
Total Stockholders’ Equity	$71,775,094	$70,896,255

Total Liabilities and Stockholders' Equity	$136,015,569	$132,853,188

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013	2012
REVENUES
Insurance company revenues:
Net earned premium	$26,373,423	$26,862,307	$27,318,160
Investment income	161,183	331,829	1,527,824
Other income	931,991	611,950	490,213
Total Insurance Company Revenues	27,466,597	27,806,086	29,336,197

Other revenues from insurance operations:
Gross commissions and fees	2,917,964	3,239,407	3,339,073
Investment income	555	1,168	1,151
Finance fees earned	67,012	76,845	70,013
Other income	18,112	7,386	10,136
Total Revenues	30,470,240	31,130,892	32,756,570

EXPENSES
Losses and loss adjustment expenses	14,617,118	16,089,175	15,233,403
Policy acquisition costs	5,986,108	6,032,127	6,744,273
Salaries and employee benefits	4,992,131	5,010,710	5,179,520
Commissions to agents/brokers	192,684	232,101	236,059
Other operating expenses	3,385,694	2,526,004	2,508,279
Total Expenses	29,173,735	29,890,117	29,901,534

Income before taxes	1,296,505	1,240,775	2,855,036
Income tax expense	450,144	637,107	901,308

Net Income	$846,361	$603,668	$1,953,728

PER SHARE DATA:
Basic
Earnings per share	$0.16	$0.11	$0.37
Weighted average shares	5,341,147	5,341,147	5,339,341
Diluted
Earnings per share	$0.16	$0.11	$0.36
Weighted average shares	5,346,552	5,344,212	5,352,978

 See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013	2012

Net income	$846,361	$603,668	$1,953,728
Other changes in comprehensive income:
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	14,202	(192,548)	(1,270,154)

Income tax (expense) benefit related to changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(4,828)	65,466	431,852
Comprehensive Income	$855,735	$476,586	$1,115,426

 See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Loss)	Earnings	Total

Balance – December 31, 2011	5,341,992	$3,611,461	$959,604	$71,277,250	$75,848,315

Dividends paid to stockholders	—	—	—	(6,409,445)	(6,409,445)
Net shares issued for exercise of stock options	22,718	46,360	—	—	46,360
Tax benefit from disqualified incentive stock options	—	16,274	—	—	16,274
Non-cash stock based compensation	—	23,104	—	—	23,104
Shares repurchased	(23,497)	(11,579)	—	(231,890)	(243,469)
Shares cancelled or adjusted	(66)	—	—	—	—
Change in comprehensive income, net of deferred income tax	—	—	(838,302)	—	(838,302)
Net income	—	—	—	1,953,728	1,953,728
Balance – December 31, 2012	5,341,147	$3,685,620	$121,302	$66,589,643	$70,396,565

Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive income, net of deferred income tax	—	—	(127,082)	—	(127,082)
Net income	—	—	—	603,668	603,668
Balance – December 31, 2013	5,341,147	$3,708,724	$(5,780)	$67,193,311	$70,896,255

Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive income,net of deferred income tax	—	—	9,374	—	9,374
Net income	—	—	—	846,361	846,361
Balance – December 31, 2014	5,341,147	$3,731,828	$3,594	$68,036,672	$71,775,094

 See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013	2012

Cash flows from operating activities:
Net income	$846,361	$603,668	$1,953,728
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	539,608	307,237	139,293
Bond amortization, net	(5,200)	4,067	78,468
Non-cash stock based compensation	23,104	23,104	23,104
Tax benefit from disqualified incentive stock options	—	—	(16,274)
Changes in assets and liabilities:
Net receivables and accrued investment income	(51,242)	738,304	84,070
Reinsurance recoverable	(751,713)	2,277,275	1,145,620
Deferred policy acquisition costs	(246,822)	149,591	372,928
Other assets	64,257	(1,033,665)	(122,168)
Unpaid losses and loss adjustment expenses	519,729	(5,907,896)	(4,702,118)
Unearned premium	1,346,397	(769,452)	117,958
Advance premium and premium deposits	(214,407)	(291,362)	(61,816)
Accrued expenses and other liabilities	631,823	(685,818)	(269,293)
Income taxes current/deferred	(233,709)	476,643	42,341
Net Cash Provided (Used) by Operating Activities	2,468,186	(4,108,304)	(1,214,159)

Cash flows from investing activities:
Purchase of fixed maturity investments	(25,303,347)	(9,394,419)	(1,700,000)
Proceeds from maturity of fixed maturity investments	2,100,000	30,890,000	58,080,000
Net decrease (increase) in short-term investments	21,547,909	(7,551,068)	(48,116,780)
Acquisition of land & building	—	(9,000,000)	—
Additions to property and equipment	(879,974)	(620,327)	(765,362)
Net Cash (Used) Provided by Investing Activities	(2,535,412)	4,324,186	7,497,858

Cash flows from financing activities:
Repurchase of common stock	—	—	(243,469)
Dividends paid to stockholders	—	—	(6,409,445)
Proceeds from exercise of stock options	—	—	46,360
Tax benefit from disqualified incentive stock options	—	—	16,274
Net Cash Used by Financing Activities	—	—	(6,590,280)

Net increase (decrease) in cash	(67,226)	215,882	(306,581)
Cash at beginning of year	376,388	160,506	467,087
Cash at End of Year	$309,162	$376,388	$160,506

Supplemental cash flow information
Cash paid during the period for income taxes	$683,800	$158,953	$858,949

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty and health insurance through its agency subsidiaries; and provides insurance premium financing and membership association services through its other subsidiaries. Unico American Corporation is referred to herein as the "Company" or "Unico," and such references include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

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

Investments

All of the Company’s fixed maturity investments are classified as available-for-sale and are stated at fair value, with unrealized gains or losses, net of applicable deferred income taxes, excluded from earnings and credited or charged to a separate component of equity. Although all of the Company's investments are classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Interest income on fixed maturity investments and short-term investments is recognized on an accrual basis at each measurement date and is included in net investment income in the Company’s Consolidated Statements of Operations.

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired. For each fixed income security in an unrealized loss position, the Company assesses whether it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes, or the credit quality of the underlying security. If a security meets this criteria, the security's decline in fair value is considered other than temporary and is recorded as a net realized investment loss in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income based on the specific identification method. There were no realized investments gains (losses) for any of the periods presented in the accompanying Consolidated Statements of Operations. For each fixed income security that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment, if any, from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses). There was no credit loss component for any of the periods presented in the accompanying Consolidated Statements of Operations. The unrealized gains from fixed maturities are reported as “Accumulated Other Comprehensive Income (Loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Short-term investments include U.S. treasury bills, a U.S. treasury money market fund and bank money market and savings accounts that are all highly rated and redeemable within one year.

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

The Company has used the following methods and assumptions in estimating its fair value disclosures:

  Fixed maturities:
1.	Investment securities, excluding long-term certificates of deposit – Fair values are obtained from a national quotation service.

2.	Long-term certificates of deposit – The carrying amounts reported at cost in the Consolidated Balance Sheets for these instruments approximate their fair values.

  Cash and short-term investments – The carrying amounts reported at cost in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

  Receivables, net – The carrying amounts reported at cost in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

  Accrued expenses and other liabilities – The carrying amounts reported at cost in the Consolidated Balance sheets approximate the fair values given the short-term nature of these instruments.

Property and Equipment

All property and equipment is stated at cost less accumulated depreciation and amortization on the Consolidated Balance Sheets.

The Company acquired the office building located at 26050 Mureau Road, Calabasas, California, in September 2013. Leasehold improvements to the structure are amortized over the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Improvements to the structure are amortized over the useful life of the improvements.

Depreciation on property and equipment located in Woodland Hills, California, is computed using straight line methods over 3 to 7 years. Amortization of leasehold improvements on property located in Woodland Hills, California, is computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.

Income Taxes

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, the Company’s wholly owned subsidiaries, Crusader Insurance Company (Crusader) and American Acceptance Corporation (AAC), are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2011 and California state income tax authorities for tax returns filed starting at taxable year 2010. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of December 31, 2014, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more-likely-than-not that any portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature and tax-planning strategies when making this assessment. Although realization is not assured, management believes that it is more likely-than-not that the Company’s deferred tax assets net of the valuation allowance will be realized.

Earnings Per Share

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, the options are excluded from the calculation of diluted earnings per share, as the inclusion of such options would have an anti-dilutive effect.

Revenue Recognition

a. General Agency Operations

Commissions due the Company are recognized as income on the effective date of the insurance policies. Policy fee income is recognized on a pro-rata basis over the terms of the policies.

b. Insurance Company Operations

Premium is earned on a pro-rata basis over the terms of the policies. Premium applicable to the unexpired terms of policies in force are recorded as unearned premium. The Company receives a commission on policies that are ceded to its reinsurers. This commission is considered earned on a pro-rata basis over the terms of the policies.

c. Insurance Premium Financing Operations

Premium finance interest may be charged to policyholders who choose to finance insurance premium. Interest may be charged at rates that vary with the amount of premium financed. Premium finance interest, if any, is recognized using a method that approximates the interest (actuarial) method. Other charges and fees earned include late fees, NSF fees and telephone payment processing fees that are earned when recorded.

Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for incurred but unreported losses and loss adjustment expenses.

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. Crusader records loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2014	2013

Premium trust funds (1)	$112,008	$—
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$812,008	$700,000

(1)	As required by law, the Company segregates from its operating accounts the premium collected from insured’s that are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments. Trust restrictions on cash and short-term investments were $112,008 at December 31, 2014. In the year ended December 31, 2013, the Company’s receivables from insurance policies exceeded its premium payable to insurance companies; therefore, there were no trust restrictions on cash and short-term investments.

(2)	Included in fixed maturity investments are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

Deferred Policy Acquisition Costs

ASC Topic 944, “Financial Services – Insurance,” establishes uniformity in the practice of determining costs related to the acquisition of new or renewal insurance contracts that qualify for deferral. Policy acquisition costs consist of commissions, premium taxes, inspection fees and certain other underwriting costs, which are related to the successful production of Crusader insurance policies. Policy acquisition costs that are eligible for deferral are deferred and amortized as the related premium is earned and are limited to their estimated realizable value based on the related unearned premium plus investment income less anticipated losses and loss adjustment expenses. Ceding commission applicable to the unexpired terms of policies in force is recorded as unearned ceding commission, which is included in deferred policy acquisition costs.

Reinsurance

Crusader employs reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premium and reinsurance receivables are reported as assets and represent ceded unearned premium and reinsurance recoverable on both paid and unpaid losses and loss adjustment expenses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2014, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2014 or 2013.

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 90% of consolidated revenues for the year ended December 31, 2014, 89% of consolidated revenues for the year ended December 31, 2013 and 90% of consolidated revenues for the year ended December 31, 2012. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through Crusader, which as of December 31, 2014, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader is a multi-line property and casualty insurance company, which began transacting business on January 1, 1985. For the year ended December 31, 2014, 98% of Crusader’s business was commercial multi-peril (CMP) insurance policies. CMP policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured’s premises. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2014	2013	2012
Revenues
Insurance company operation	$27,466,597	$27,806,086	$29,336,197

Other insurance operations	11,991,554	11,874,171	12,342,113
Intersegment eliminations (1)	(8,987,911)	(8,549,365)	(8,921,740)
Total other insurance operations	3,003,643	3,324,806	3,420,373

Total revenues	$30,470,240	$31,130,892	$32,756,570

Income before income taxes
Insurance company operation	$3,552,323	$3,276,209	$5,369,206
Other insurance operations	(2,255,818)	(2,035,434)	(2,514,170)
Total income before income taxes	$1,296,505	$1,240,775	$2,855,036

Assets
Insurance company operation	$123,048,404	$118,996,312	$124,503,134
Intersegment eliminations (2)	(1,657,750)	(482,624)	(828,309)
Total insurance company operation	121,390,654	118,513,688	123,674,825
Other insurance operations	14,624,915	14,339,500	16,333,201
Total assets	$136,015,569	$132,853,188	$140,008,026

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc. (Unifax), a wholly owned subsidiary of Unico.

(2) Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

Concentration of Risks

In 2014 and 2013, 99.8% and 100%, respectively, of Crusader’s direct written premium was derived from California. In 2014, approximately 38% of the $1,082,412 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs. In 2013, approximately 36% of the $1,233,324 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs.

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

Name of Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2014	Amount Recoverable as of December 31, 2013

Platinum Underwriters Reinsurance, Inc.	A	$2,880,171	$2,566,039
Hannover Ruckversicherungs AG	A+	1,914,641	1,571,189
Partners Reinsurance Company of the U.S.	A+	(30)	4,233
General Reinsurance Corporation	A++	(29)	(29)
TOA Reinsurance	A+	544,535	460,060
QBE Reinsurance Corporation	A	24,494	10,577
Total		$5,363,782	$4,612,069

Stock-Based Compensation

Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation - Stock Compensation” using the modified prospective transition method.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASC 740). The objective of ASC 740 is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASC 740 seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASC 740 became effective for annual and interim reporting periods beginning after December 15, 2013. The Company adopted ASC 740 on January 1, 2014, and the adoption of ASC 740 did not have a material impact on the Company’s consolidated financial statements.

There have been no accounting standards issued in 2014 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – ADVANCE PREMIUM AND PREMIUM DEPOSITS

The insurance company operation records an advance premium liability that represents the deposits on written premium on policies that have been submitted to the Company and are bound, billed, and recorded prior to their effective date of coverage. The advance premium is not included in written premium or in the liability for unearned premium.

Some of the Company’s health and life programs require payments of premium prior to the effective date of coverage; and, accordingly, invoices are sent out as early as two months prior to the coverage effective date. Insurance premium received for coverage months effective after the balance sheet date are recorded as advance premium. The Company received deposits to guarantee the payment of premium for past coverage months on its daily automobile rental program. These deposits are required when information such as gross receipts or number of rental cars is required to compute the actual premium due but is not available until after the coverage month.

NOTE 3 – INVESTMENTS

A summary of net investment and related income is as follows:

	Year ended December 31
	2014	2013	2012

Fixed maturities	$102,471	$253,252	$1,469,706
Short-term investments	59,267	79,745	59,269
Total investment income	$161,738	$332,997	$1,528,975

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2014, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$9,646,721	$9,649,000
Due after one year through five years	25,506,390	25,509,556
Total fixed maturities	$35,153,111	$35,158,556

The amortized cost and estimated fair values of investments in fixed maturities by categories are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Available for sale:
Fixed maturities
Certificates of deposit	$15,089,000	—	—	$15,089,000
U.S. treasury securities	20,064,111	$14,476	$(9,031)	20,069,556
Total fixed maturities	$35,153,111	$14,476	$(9,031)	$35,158,556

December 31, 2013
Available for sale:
Fixed maturities
Certificates of deposit	$6,849,000	—	—	$6,849,000
U.S. treasury securities	5,095,563	—	$(8,757)	5,086,806
Total fixed maturities	$11,944,563	—	$(8,757)	$11,935,806

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes is shown below:

	Year ended December 31
	2014	2013

Gross unrealized appreciation of fixed maturities	$14,476	—
Gross unrealized (depreciation) of fixed maturities	(9,031)	$(8,757)
Net unrealized appreciation (depreciation) on investments	5,445	(8,757)
Deferred federal tax (expense) benefit	(1,851)	2,977
Net unrealized appreciation (depreciation), net of deferred income axes	$3,594	$(5,780)

The Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than twelve months and one U.S. treasury security in an unrealized loss position for a continuous period of more than twelve months as of December 31, 2014. The Company had two U.S. treasury securities in an unrealized loss position for a continuous period of less than twelve months as of December 31, 2013.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the two U.S. treasury securities in an unrealized loss position as of December 31, 2014, and December 31, 2013, were determined to be temporary.

The Company does not have the intent to sell its fixed maturity investments, and it is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments; and, therefore, there were no realized investment gains or losses in the years ended December 31, 2014, 2013 and 2012.

The Company’s investment in Certificates of Deposit (CDs) included $14,489,000 and $6,249,000 of brokered CDs as of December 31, 2014, and December 31, 2013, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of December 31, 2014 and 2013, the Company’s remaining CDs totaling $600,000 were from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2014	2013

U.S. treasury bills	$69,968,988	$91,979,877
U.S. treasury money market fund	1,450,451	214,574
Bank money market accounts	838,207	1,611,104
Bank savings accounts	1,762	1,762
Total short-term investments	$72,259,408	$93,807,317

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$20,069,556	$—	$—	$20,069,556
Certificates of deposit	—	15,089,000	—	15,089,000
Total fixed maturity securities	20,069,556	15,089,000	—	35,158,556
Cash and short-term investments	72,568,570	—	—	72,568,570
Total financial instruments at fair value	$92,638,126	$15,089,000	$—	$107,727,126

December 31, 2013
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$5,086,806	$—	$—	$5,086,806
Certificates of deposit	—	6,849,000	—	6,849,000
Total fixed maturity securities	5,086,806	6,849,000	—	11,935,806
Cash and short-term investments	94,183,705	—	—	94,183,705
Total financial instruments at fair value	$99,270,511	$6,849,000	$—	$106,119,511

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2014 and 2013.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Year ended December 31
	2014	2013

Land located in Calabasas, California	$1,787,485	$1,787,485
Building located in Calabasas, California	7,269,449	7,212,515
Furniture, fixtures, leasehold improvements, computer and office equipment located in Woodland Hills, California	4,091,338	3,268,298
Accumulated depreciation and amortization	(2,637,966)	(2,098,358)

Property and equipment, net	$10,510,306	$10,169,940

On September 26, 2013, Crusader closed escrow on the purchase of land and a building located in Calabasas, California. There is no relationship between the seller and the Company. The real estate consists of a two-story office building located on commercial land about four miles from the Company’s current location. The office building has approximately 46,884 rentable square feet. The purchase price of the land and building was $9,500,000. Acquisition costs of $106,505 were expensed as period costs during the three months ended September 30, 2013. The Company determined that the purchase price represented the fair value of the assets acquired. No liabilities were assumed. The consideration for the land and building was cash. The purchase price included $500,000 to reimburse the seller for rents on existing tenants in excess of current market through June 30, 2014, which was recorded as a deferred asset and was amortized monthly through June 30, 2014. The deferred asset was reflected in Other Assets on the Consolidated Balance Sheets as of December 31, 2013, and was fully amortized as of June 30, 2014.

Depreciation on property and equipment located in Woodland Hills, California, is computed using straight line methods over 3 to 7 years. Amortization of leasehold improvements on property located in Woodland Hills, California, is computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the years ended December 31, 2014, 2013 and 2012, were $539,608, $307,237 and $139,293, respectively.

For the years ended December 31, 2014 and 2013, the property has generated rental revenue in the amount of $815,601 and $263,919 and incurred operating expenses in the amount of $781,988 and $299,420 which included depreciation, respectively. These amounts are included in other income from insurance company revenues and other operating expenses, respectively, in the Company’s Consolidated Statements of Operations.

On September 7, 2014, a lease from a single tenant occupying approximately 32,403 square feet of the building ended and the tenant has vacated the premises. The Company intends to occupy most of this recently vacated space as its new home office and is currently in the process of planning and implementing the steps necessary to modify the space to fit its operational needs with a targeted move in date in mid-2015. The Company’s current home office located in Woodland Hills, California, will be vacated, and the month-to-month lease for this office will be terminated upon the completion of the move to the Calabasas building.

As of December 31, 2014, 8,442 square feet at the Calabasas building was leased to non-affiliated entities.

NOTE 6 – RECEIVABLES, NET

Receivables, net, include premium, commissions and notes receivable and are as follows:

	Year ended December 31
	2014	2013

Premium and commission receivable	$1,966,376	$2,146,510
Premium finance notes receivable	4,390,226	3,948,245
Total premium and notes receivable	6,356,602	6,094,755
Allowance for doubtful accounts	(1,186,289)	(938,038)
Receivables, net	$5,170,313	$5,156,717

Premium and notes receivables are substantially secured by unearned premium and funds held as security for performance. Premium finance notes receivable represents the balance due to AAC, the Company's premium finance subsidiary, from policyholders who elected to finance their premium over a nine-month term. These notes are net of unearned finance charges and credit loss reserves.

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the other individual was resolved. The Company collected $75,000 and $137,750 during the years ended December 31, 2014, and 2013, respectively. As of December 31, 2014 and 2013, the agent’s balance due to Unifax was $1,181,272 and $1,256,272, respectively. As of December 31, 2014 and 2013, the Company’s bad debt reserve associated with this matter was $1,181,272 and $931,272, which represents approximately 100% and 74% of the balance due to Unifax, respectively. Although the receivable is fully reserved for financial reporting purposes at December 31, 2014, the Company continues to pursue collection of the judgments from the three principals. Bad debt expense was $255,299 and $(50,792) and $(98,798) for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2014	2013

Direct reserves
Case reserves	$14,983,886	$12,773,733
IBNR reserves	29,412,672	31,103,096
Total direct reserves	$44,396,558	$43,876,829

Reserves net of reinsurance
Case reserves	$13,045,290	$11,707,102
IBNR reserves	26,188,493	27,741,444
Total net reserves	$39,233,783	$39,448,546

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2014		2013

CMP	$43,457,425	97.9%	$42,778,814	97.5%
Other liability	911,633	2.0%	1,022,463	2.3%
Other	27,500	0.1%	75,552	0.2%
Total	$44,396,558	100.0%	$43,876,829	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2014	2013	2012

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$39,448,546	$43,200,582	$46,512,179

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	17,925,882	20,648,634	19,596,313
Decrease in provision for incurred events of prior years	(3,308,764)	(4,559,459)	(4,362,910)
Total incurred losses and loss adjustment expenses	14,617,118	16,089,175	15,233,403

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	4,286,861	8,096,070	7,193,853
Losses and loss adjustment expenses attributable to insured events of prior years	10,545,020	11,745,141	11,351,147
Total payments	14,831,881	19,841,211	18,545,000

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	39,233,783	39,448,546	43,200,582

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	5,162,775	4,428,283	6,584,143
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$44,396,558	$43,876,829	$49,784,725

At each review period, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. In the case of Crusader, the estimates proved to be too high in each of the years reflected in the table. The favorable development in 2012 through 2014 underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer. Management reviews claims costs that appear to be different from the historical claims costs to determine whether those differences are a normal part of the process or an indication that a change in reserve assumptions is appropriate. Management concluded that the differences noted above are differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of Crusader.

NOTE 8 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of the Company’s deferred policy acquisition costs:

	Year ended December 31
	2014	2013	2012

Deferred policy acquisition costs at beginning of year	$3,636,003	$3,785,594	$4,158,522
Policy acquisition costs deferred during year	6,232,930	5,882,536	6,371,345
Policy acquisition costs amortized during year	(5,986,108)	(6,032,127)	(6,744,273)
Deferred policy acquisition costs at end of year	$3,882,825	$3,636,003	$3,785,594

Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees and certain other underwriting costs, which are related to and vary with the production of Crusader policies. Policy acquisition costs are deferred and amortized as the related premium is earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income on insurance policies generated from these costs, including investment income.

NOTE 9 – LEASE COMMITMENT TO RELATED PARTY

The Company presently occupies approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California, under a master lease that expired on March 31, 2013. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the building. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provided for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014, and the lease continues thereafter on a month-to-month basis. The Company believes that at the inception of the lease agreement, and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilizes for its own operations 100% of the space it leases. The Company also leases storage space from Erwin Cheldin. Depending on usage, storage space rental is estimated to be approximately $15,000 annually. The total rent was $501,258, $500,770 and $712,248 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2014	2013

Premium payable	$509,642	$462,472
Unearned contingent commission on reinsurance treaty	77,839	60,747
Unearned policy fee income	828,664	803,397
Retirement plans	251,125	275,250
Accrued salaries and employee benefits	477,682	455,997
Commission payable	128,785	91,301
Other	712,580	205,330
Total accrued expenses and other liabilities	$2,986,317	$2,354,494

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. The Company is also required to resort to legal proceedings from time to time in order to enforce collection of premium, commissions, or fees for the services rendered to customers or to their agents. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its counsel.

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

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through the Company. Incidental actions related to disputes concerning the issuance or non-issuance of individual policies are sometimes brought by customers or others. These items are also handled on a routine basis by the counsel, and they do not generally affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

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

Crusader’s primary excess of loss reinsurance agreements during years ended December 31, 2014, 2013 and 2012 are as follows:

Loss Year(s)	Reinsurer(s)	A.M. Best Rating	Retention	Annual Aggregate Deductible

2012 – 2014	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A+ A+	$500,000	$—

In calendar year 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty. In calendar years 2013 and 2012, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of December 31, 2014, Crusader has received a total net contingent commission of $3,647,706 for the years subject to the contingent commission. Of this amount, Crusader has recognized $3,569,867 as contingent commission income. The remaining balance of the net payments received of $77,839 is currently unearned and included in “Accrued Expenses and Other Liabilities” in the consolidated balance sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded losses including IBNR for the years subject to the contingent commission. The contingent commission income (loss) recognized was $(17,092), $301,102 and $443,697 in the years ended December 31, 2014, 2013 and 2012, respectively.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions, from catastrophic events that may occur on property risks which Crusader insures. In calendar year 2014, Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000). In calendar years 2013 and 2012, Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

Crusader has no reinsurance recoverable balances in dispute.

On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader that includes a reimbursement of the cost of acquiring the portion of the premium that is ceded. Crusader does not currently assume any reinsurance. Crusader intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses and loss adjustment expenses ceded to the reinsurer are recorded as an asset on the Consolidate Balance Sheets.

The effect of reinsurance on written premium, earned premium and incurred losses loss adjustment expenses is as follows:

	Year ended December 31
	2014	2013	2012
Written premium:
Direct business	$32,810,088	$31,214,091	$32,572,047
Reinsurance ceded	(5,025,798)	(5,120,808)	(5,180,758)
Net written premium	$27,784,290	$26,093,283	$27,391,289

Earned premium:
Direct business	$31,463,691	$31,983,540	$32,454,089
Reinsurance ceded	(5,090,268)	(5,121,233)	(5,135,929)
Net earned premium	$26,373,423	$26,862,307	$27,318,160

Incurred losses and loss adjustment expenses:
Direct	$16,795,536	$15,491,895	$16,795,237
Ceded	(2,178,418)	597,280	(1,561,834)
Net incurred losses and loss adjustment expenses	$14,617,118	$16,089,175	$15,233,403

Ceded earned premium as a percentage of direct earned premium was 16% in 2014, 2013 and 2012. Crusader did not assume any premium or losses during the years ended December 31, 2014, 2013 and 2012.

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

The Company’s Profit Sharing Plan and Money Purchase Plan contributions are as follows:

Year ended December 31, 2014	$331,736
Year ended December 31, 2013	$345,756
Year ended December 31, 2012	$408,233

NOTE 14 – STATUTORY CAPITAL AND SURPLUS

Crusader is required to file an annual statement with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory). Statutory accounting practices differ in certain respects from GAAP. The more significant of the differences for statutory accounting practices are (a) policy acquisition and commission costs are expensed when incurred rather than over the periods covered by the policies; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or fair value, depending on the quality of the security as specified by the National Association of Insurance Commissioners (NAIC); (c) non-admitted assets are charged directly against surplus; (d) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; and (e) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus; changes in deferred taxes are recorded directly to surplus as regards policyholders. Additionally, the cash flow presentation is not consistent with GAAP and reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting practices.

Crusader’s statutory capital and surplus are as follows:

As of December 31, 2014	$63,492,369
As of December 31, 2013	$61,411,166

Crusader’s statutory net income is as follows:

Year ended December 31, 2014	$2,106,295
Year ended December 31, 2013	$2,625,468
Year ended December 31, 2012	$3,620,755

The California Department of Insurance (CA DOI) conducts periodic financial examinations of Crusader. During 2012, the CA DOI began conducting a financial examination of Crusader’s December 31, 2009, through December 31, 2011, statutory financial statements. On June 6, 2013, Crusader was notified that the report of examination was officially filed and became part of the records of the CA DOI. No comments or recommendations were identified in the current report of examination or the previous report of examination.

The Company believes that Crusader's statutory capital and surplus are sufficient to support the insurance written premium written guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the CA DOI. Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico equal to the greater of (a) 10% of its statutory policyholders' surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2014, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2015 is $6,349,237. In the years ended December 31, 2014, 2013 and 2012, Crusader paid to Unico cash dividends in the amount of $0, $0 and $11,750,000, respectively.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2014, was 1,080% of authorized control level RBC.

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

In 2014, Crusader was outside the usual value on one of the thirteen IRIS ratio tests. IRIS Ratio Test Number 6 considers Crusader’s 2014 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3%. Crusader’s 2014 investment yield was 0.15%.

NOTE 15 – STOCK PLANS

The Company’s 1999 Omnibus Stock Plan that covered 500,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) was approved by shareholders on June 4, 1999. This plan terminated in accordance with its terms in March 2009. As of December 31, 2014, there were no existing options to purchase shares of common stock outstanding or exercisable under the 1999 Plan as all existing options were exercised during the year ended December 31, 2012.

The Unico American Corporation 2011 Incentive Stock Plan covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. Options to purchase 8,760 and 91,240 shares of common stock were granted under the 2011 Plan to one non-executive employee during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2014, 36,496 of these shares are currently vested and exercisable.

No options were granted during the years ended December 31, 2014 and 2013. The Company granted no options to non-employees during the years ended December 31, 2014, 2013 and 2012.

The exercise price, term and other conditions applicable to each stock option granted under the 2011 Plan are determined by the Company’s compensation committee of the Board of Directors. The exercise price of the stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). Options granted under the 2011 Plan in 2011 vest 10% as of the grant date and 10% annually thereafter on the anniversary date, and expire ten years after the date of the grant. Options granted under the 2011 Plan in 2012 vest 100% on March 1, 2021 and expire ten years after the date of the grant.

The Company recognized stock-based compensation expense in the amount of $23,104, $23,104 and $23,104 for all awards issued under the Company’s 2011 Stock Option plan in the salaries and employee benefits line item in the consolidated statements of operations in the year ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $159,122 of total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments which are expected to be recognized over a weighted average remaining period of 6.72 years.

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

The average assumptions used to value each option award granted during the years ended December 31, 2012 and 2011 are as follows:

	Years ended December 31
	2012	2011

Weighted-average grant date fair value	$3.21	$2.53
Expected dividend yield	1.91%	3.12%
Expected volatility	28.01%	28.74%
Risk-free interest rate	1.94%	2.02%
Expected term (years)	10.00	10.00
Expected forfeiture	0.00%	0.00%

The following table summarizes stock option activity for year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2013	100,000	$10.99	7.72	$225,934
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2014	100,000	$10.99	6.72	$44,934
Exercisable at December 31, 2014	36,496	$10.96	6.67	$17,518

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on December 31, 2014. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0, $0 and $225,854, respectively. During the years ended December 31, 2014, 2013 and 2012, the amount of cash received from the exercise of stock options was $0, $0 and $46,360, respectively.

NOTE 16 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2014	2013	2012
Federal:
Current	$591,434	$41,922	$959,935
Deferred	(150,200)	286,546	60,600
Total	$441,234	$328,468	$1,020,535

State:
Current	$8,910	$8,953	$8,949
Deferred	—	299,686	(128,176)
Total	$8,910	$308,639	$(119,227)

Total:
Current	$600,344	$50,875	$968,884
Deferred	(150,200)	586,232	(67,576)
Total	$450,144	$637,107	$901,308

The income tax provision reflected in the Consolidated Statements of Operations is different than the expected federal income tax rate of 34% on income as shown in the following table:

	Year ended December 31
	2014	2013	2012

Computed income tax expense at 34%	$440,812	$421,863	$970,711
Tax effect of:
State tax, net of federal tax benefit	6,018	204,221	(78,259)
Other	3,314	11,023	8,856
Income tax expense	$450,144	$637,107	$901,308

The Company recognizes deferred income tax assets and liabilities for the expected future tax effects attributable to temporary differences between the financial statement and tax return bases of assets and liabilities, and expected benefits of utilizing net operating loss carryforwards, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that any portion of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature and tax planning strategies in making this assessment. The Company increased its valuation allowance related to deferred tax assets on state net operating losses. Although realization is not assured, management believes that it is more likely-than-not that the Company’s remaining net deferred tax assets will be realized.

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year ended December 31
	2014	2013
Deferred tax assets:
Discount on loss reserves	$807,148	$871,495
Unearned premium	1,158,568	1,056,093
Unearned commission income	402,566	369,882
Unearned policy fee income	355,000	344,176
State net operating loss carryforwards	1,133,946	953,595
Bad debt reserve	508,206	401,856
Other	310,774	184,333
Total gross deferred tax assets	4,676,208	4,181,430
Less valuation allowance	853,334	649,292
Net deferred tax assets	$3,822,874	$3,532,138

Deferred tax liabilities:
Policy acquisition costs	$1,627,280	$1,525,962
Unrealized gains (losses) on investments	1,851	(2,977)
State tax on undistributed insurance company earnings	374,258	357,669
Federal tax liability on state deferred tax assets	189,771	181,210
Depreciation and amortization	111,180	97,114
Total gross deferred tax liabilities	$2,304,340	$2,158,978

Net deferred tax assets	$1,518,534	$1,373,160

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if it is more-likely-than-not that the positions are sustainable. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its consolidated financial statements. If the Company determines after a review of its anticipated future taxable income and all other available evidence, both positive and negative, that it is more-likely-than-not that any of its deferred tax assets will not result in future tax benefits, a valuation allowance is established for the portion of these assets that are not expected to be realized.

As of December 31, 2014, the Company has deferred tax assets of $1,133,946 generated from state net loss carryforwards. Of these state tax carryforwards, $177,847 expires between 2016 and 2017 and the remaining $956,099 expires between 2028 and 2034. The current state tax rate is 8.84%. As of December 31, 2014, the Company has a deferred tax asset valuation allowance related to state net operating losses in the amount of $853,334.

The valuation allowance is related to expected utilization of state tax net operating loss carryforwards to be realized prior to their expiration dates. The allowance increased $204,042 during the year ended December 31, 2014, compared to an increase of $425,869 during the year ended December 31, 2013.

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and AAC are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2011 and California state income tax authorities for tax returns filed starting at taxable year 2010. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of December 31, 2014, the Company had no unrecognized tax benefits and no unrecognized additional liabilities or reduction in deferred tax asset. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. During the years ended December 31, 2014 and 2013, the Company did not repurchase shares of the Company’s common stock. As of December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company has or will retire all stock repurchased.

NOTE 18 - EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculation is presented below:

	Year ended December 31
	2014	2013	2012
Basic Earnings Per Share
Net income numerator	$846,361	$603,668	$1,953,728
Weighted average shares outstanding denominator	5,341,147	5,341,147	5,339,341

Per share amount	$0.16	$0.11	$0.37

Diluted Earnings Per Share
Net income numerator	$846,361	$603,668	$1,953,728

Weighted average shares outstanding	5,341,147	5,341,147	5,339,341
Effect of diluted securities	5,405	3,065	13,637
Diluted shares outstanding denominator	5,346,552	5,344,212	5,352,978

Per share amount	$0.16	$0.11	$0.36

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2014 and 2013 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2014
Total revenues	$7,440,111	$7,621,768	$7,764,783	$7,643,578
Income (loss) before taxes	$906,337	$402,321	$58,123	$(70,276)
Net income (loss)	$591,783	$270,006	$32,774	$(48,202)
Earnings (loss) per share: Basic	$0.11	$0.05	$0.01	$(0.01)
Diluted	$0.11	$0.05	$0.01	$(0.01)

Calendar Year 2013
Total revenues	$7,949,783	$7,763,234	$7,682,727	$7,735,148
Income (loss) before taxes	$56,178	$386,071	$(543,862)	$1,342,388
Net income (loss)	$8,336	$250,207	$(368,366)	$713,491
Earnings (loss) per share: Basic	$0.00	$0.05	$(0.07)	$0.13
Diluted	$0.00	$0.05	$(0.07)	$0.13

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (1992).” Based upon its assessment, the Company’s management believes that as of December 31, 2014, the Company’s internal control over financial reporting is effective based on these criteria.

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

 PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2014, are contained herein as listed in the Index to Consolidated Financial Statements on Page 45.

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

3. Exhibits:

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
3.2	By-laws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)
3.3	Amended Section 1 of Article V of the Company’s Bylaws effective April 1, 2009 (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on March 26, 2009.)
10.1	Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985.)*
10.2	The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)
10.3	The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)
10.4	The Lease Amendment #2 dated March 23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed on March 31, 2008.)
10.5	Real Estate Lease dated April 1, 2012, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012.)
10.6	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate at 26050 Mureau Road, Calabasas, CA, as amended. (Incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)
10.7	1999 Omnibus Stock Plan of Unico American Corporation. (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*
10.8	Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008.)*
10.9	Amendment to Employment Agreement effective April 1, 2009, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009.)*
10.10	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10Q for the Quarter ended March 31, 2010.)*
10.11

Amendment to Employment Agreement dated September 21, 2012, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)*

72

10.11

Amendment to Employment Agreement dated September 21, 2012, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)*

10.12	Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 21, 2008.)*
10.13	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009.)*
10.14	Amendment to Employment Agreement effective January 1, 2010 by and between Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.)*
10.15	Employment Agreement effective April 1, 2009, by and between Registrant and Terry L. Kinigstein. (Incorporated herein by reference to Exhibit 10.3 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 2009 filed on November 30, 2009.)*
10.16	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Terry L. Kinigstein. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.)*
10.17	Unico American Corporation Money Purchase Plan & Trust. (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2009, filed on March 9, 2011.)*
10.18	The 2011 Incentive Stock Option Plan of Unico American Corporation (Incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011.)*
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
23	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.**

* Indicates management contract or compensatory plan or arrangement.

** XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2015

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2015

/s/ Lester A. Aaron Lester A. Aaron	Treasurer, Chief Financial Officer, Secretary and Director (Principal Accounting and Principal Financial Officer)	March 30, 2015

/s/ Terry L. Kinigstein Terry L. Kinigstein	Director	March 30, 2015

/s/ Erwin Cheldin Erwin Cheldin	Director	March 30, 2015

/s/ George C. Gilpatrick	Director	March 30, 2015
George C. Gilpatrick

/s/ Warren D. Orloff	Director	March 30, 2015
Warren D. Orloff

/s/ Samuel J. Sorich	Director	March 30, 2015
Samuel J. Sorich

/s/ Donald B. Urfrig	Director	March 30, 2015
Donald B. Urfrig

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unico American Corporation and subsidiaries:

Under date of March 30, 2015, we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, as contained in the Annual Report on Form 10K for the year 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under 15(a)2. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
March 30, 2015

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

	December 31, 2014	December 31, 2013

ASSETS
Investments
Short-term investments	$1,762	$1,762
Total investments	1,762	1,762
Cash	45,831	304,982
Receivables due from subsidiaries	2,170,866	2,214,975
Investments in subsidiaries	67,872,736	67,026,608
Property and equipment, net	1,856,129	1,262,764
Other assets	418,346	185,158
Total Assets	$72,365,670	$70,996,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$590,576	$99,994
Total Liabilities	$590,576	$99,994

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock	$3,731,828	$3,708,724
Accumulated other comprehensive income (loss)	3,594	(5,780)
Retained earnings	68,039,672	67,193,311
Total Stockholders’ Equity	$71,775,094	$70,896,255

Total Liabilities and Stockholders’ Equity	$72,365,670	$70,996,249

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2014	2013	2012

REVENUES

Net investment income	$78,810	$67,843	$51,086
Other income	8,000	6,100	7,300
Total Revenue	86,810	73,943	58,386

EXPENSES

General and administrative expenses	77,205	64,856	44,550
Income before equity in net income of subsidiaries	9,605	9,087	13,836
Equity in net income of subsidiaries	836,756	594,581	1,939,892
Net Income	$846,361	$603,668	$1,953,728

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE INCOME – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2014	2013	2012

Net income	$846,361	$603,668	$1,953,728
Other changes in comprehensive income:
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	14,202	(192,548)	(1,270,154)

Income tax (expense) benefit related to changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	(4,828)	65,466	431,852
Comprehensive Income	$855,735	$476,586	$1,115,426

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

 SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2014	2013	2012

Cash flows from operating activities:
Net income	$846,361	$603,668	$1,953,728

Adjustments to reconcile net income to net cash from operations:
Undistributed equity in net income of subsidiaries	(836,756)	(594,581)	(1,939,892)
Depreciation and amortization	219,676	214,413	139,293
Non-cash stock based compensation	23,104	23,104	23,104
Accrued expenses and other liabilities	490,582	14,875	836
Tax benefit from disqualified incentive stock options	—	—	(16,274)
Other assets	(233,188)	18,458	(58,207)
Net Cash Provided by Operating Activities	509,779	279,937	102,588

Cash flows from investing activities:
Increase in short-term investments	—	—	100
Additions to property and equipment	(813,041)	(620,327)	(765,362)
Dividends received from subsidiaries	—	—	11,750,000
Net change in payables and receivables from subsidiaries	44,111	593,794	(4,461,440)
Net Cash Used by Investing Activities	(768,930)	(26,533)	6,523,298

Cash flows from financing activities:
Dividend paid to stockholders	—	—	(6,409,445)
Proceeds from exercise of stock options	—	—	46,360
Tax benefit from disqualified incentive stock options	—	—	16,274
Repurchase of common stock	—	—	(243,469)
Net Cash Used by Financing Activities	—	—	(6,590,280)

Net (decrease) increase in cash	(259,151)	253,404	35,606
Cash at beginning of year	304,982	51,578	15,972
Cash at End of Year	$45,831	$304,982	$51,578

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

Dividends

Unico received cash dividends from Crusader of $0, $0 and $11,750,000 in the years ended December 31, 2014, 2013 and 2012, respectively.

Federal Income Taxes

The Company and its wholly owned subsidiaries file consolidated federal and combined California income tax returns. Pursuant to a tax allocation agreement, Crusader and AAC are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The payable to subsidiaries includes their income tax receivable or liability included in the consolidated return.

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $219,676, $214,413 and $139,293 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Cost	Future Benefits, Losses, and Loss Adjustment Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Premium Written

Year ended December 31, 2014	$3,882,825	$44,396,558	$16,607,179	$26,373,423	$161,738	$14,617,118	$5,986,108	$8,320,507	$27,784,289

Year ended December 31, 2013	$3,636,003	$43,876,829	$15,260,782	$26,862,307	$331,829	$16,089,175	$6,032,127	$7,768,815	$26,093,284

Year ended December 31, 2012	$3,785,594	$49,784,725	$16,030,234	$27,318,160	$1,527,824	$15,233,403	$6,744,273	$7,923,857	$27,391,289

