Form 10-Q
period 2015-03-31
UNICO AMERICAN CORP
filed 2015-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2015
Common Stock, $0 par value per share	5,339,715

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2015	2014
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: March 31, 2015 $44,553,427; December 31, 2014 $35,153,111)	$44,642,905	$35,158,556
Short-term investments, at fair value	62,111,416	72,259,408
Total Investments	106,754,321	107,417,964
Cash	149,484	309,162
Accrued investment income	41,028	42,895
Receivables, net	5,507,597	5,170,313
Reinsurance recoverable:
Paid losses and loss adjustment expenses	393,450	201,007
Unpaid losses and loss adjustment expenses	4,786,317	5,162,775
Deferred policy acquisition costs	4,058,476	3,882,825
Property and equipment, net	10,578,142	10,510,306
Deferred income taxes	1,394,647	1,518,534
Other assets	1,892,245	1,799,788
Total Assets	$135,555,707	$136,015,569

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$43,485,083	$44,396,558
Unearned premiums	17,265,890	16,607,179
Advance premium and premium deposits	390,095	250,421
Income taxes payable	8,800	—
Accrued expenses and other liabilities	2,966,293	2,986,317
Total Liabilities	$64,116,161	$64,240,475

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,341,147 at March 31, 2015, and 5,341,147 at December 31, 2014	$3,737,604	$3,731,828
Accumulated other comprehensive income	59,055	3,594
Retained earnings	67,642,887	68,039,672
Total Stockholders’ Equity	$71,439,546	$71,775,094

Total Liabilities and Stockholders' Equity	$135,555,707	$136,015,569

See condensed notes to unaudited consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2015	2014
REVENUES
Insurance company revenues
Net earned premium	$6,965,144	$6,388,241
Investment income	87,323	31,267
Other income	72,214	255,431
Total Insurance Company Revenues	7,124,681	6,674,939

Other revenues from insurance operations
Gross commissions and fees	691,219	734,563
Investment income	85	77
Finance fees earned	15,773	17,420
Other income	441	13,112
Total Revenues	7,832,199	7,440,111

EXPENSES
Losses and loss adjustment expenses	4,893,907	2,892,350
Policy acquisition costs	1,492,830	1,476,732
Salaries and employee benefits	1,247,907	1,281,928
Commissions to agents/brokers	44,588	43,839
Other operating expenses	744,004	838,925
Total Expenses	8,423,236	6,533,774

Income (loss) before taxes	(591,037)	906,337
Income tax expense (benefit)	(194,252)	314,554
Net Income (Loss)	$(396,785)	$591,783

PER SHARE DATA:
Basic
Earnings (loss) per share	$(0.07)	$0.11
Weighted average shares	5,341,147	5,341,147

Diluted
Earnings (loss) per share	$(0.07)	$0.11
Weighted average shares	5,341,147	5,345,478

See condensed notes to unaudited consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31
	2015	2014

Net income (loss)	$(396,785)	$591,783
Other changes in comprehensive income (loss):
Changes in unrealized gains on securities classified as available-for-sale arising during the period	84,033	6,616

Income tax expense related to changes in unrealized gains on securities classified as available-for-sale arising during the period	(28,571)	(2,249)
Comprehensive Income (Loss)	$(341,323)	$596,150

See condensed notes to unaudited consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(396,785)	$591,783
Adjustments to reconcile net income (loss) to net cash from operations
Depreciation and amortization	117,451	138,186
Bond amortization, net	(4,279)	(594)
Non-cash stock based compensation	5,776	5,776
Changes in assets and liabilities
Net receivables and accrued investment income	(335,417)	51,181
Reinsurance recoverable	184,015	(139,867)
Deferred policy acquisition costs	(175,651)	(32,052)
Other assets	203,669	119,696
Unpaid losses and loss adjustment expenses	(911,475)	(743,982)
Unearned premiums	658,711	(128,273)
Advance premium and premium deposits	139,674	25,132
Accrued expenses and other liabilities	(20,024)	208,803
Income taxes current/deferred	(192,011)	316,826
Net Cash Provided (Used) by Operating Activities	(726,346)	412,615

Cash flows from investing activities:
Purchase of fixed maturity investments	(10,145,037)	—
Proceeds from maturity of fixed maturity investments	749,000	200,000
Net (increase) decrease in short-term investments	10,147,992	(755,475)
Additions to property and equipment	(185,287)	(136,271)
Net Cash Provided (Used) by Investing Activities	566,668	(691,746)

Cash flows from financing activities:
Net Cash Provided by Financing Activities	—	—

Net decrease in cash	(159,678)	(279,131)
Cash at beginning of period	309,162	376,388
Cash at End of Period	$149,484	$97,257

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

See condensed notes to unaudited consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

The Company has used the following methods and assumptions in estimating its fair value disclosures:

  Fixed maturities:
1.	Investment securities, excluding long-term certificates of deposit – Fair values are obtained from a national quotation service.

2.	Long-term certificates of deposit – The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair values.

  Cash and short-term investments – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short term nature of these instruments.

  Receivables, net – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

  Accrued expenses and other liabilities – The carrying amounts reported in the Consolidated Balance Sheets approximate the fair values given the short-term nature of these instruments.

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2015, and December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended March 31, 2015 and 2014, respectively. The Company has or will retire all stock repurchased.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings (loss) per share and diluted earnings (loss) per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31
	2015	2014
Basic Earnings (Loss) Per Share
Net income (loss)	$(396,785)	$591,783

Weighted average shares outstanding	5,341,147	5,341,147

Basic earnings (loss) per share	$(0.07)	$0.11

Diluted Earnings (Loss) per Share
Net income (loss)	$(396,785)	$591,783

Weighted average shares outstanding	5,341,147	5,341,147
Effect of common share equivalents	—	4,331
Diluted shares outstanding	5,341,147	5,345,478

Diluted earnings (loss) per share	$(0.07)	$0.11

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted (loss) per share, as the inclusion of stock options would have an anti-dilutive effect. As of March 31, 2015, the Company had 7,493 common share equivalents which were excluded in the diluted (loss) per share calculation.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

During the three months ended March 31, 2015, the Financial Accounting Standards Board (FASB) has not issued any accounting standards that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company (Crusader) and American Acceptance Corporation (AAC) are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2011 and California state income tax authorities for tax returns filed starting at taxable year 2010. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of March 31, 2015, and December 31, 2014, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31	December 31
	2015	2014
Building located in Calabasas, California	$7,289,224	$7,269,449
Furniture, fixtures, leasehold improvements, computer and office equipment located in Woodland Hills, California	2,633,536	2,633,536
Accumulated depreciation and amortization	(2,755,417)	(2,637,966)

Land located in Calabasas, California	1,787,485	1,787,485
Computer software under development	1,623,314	1,457,802
Property and equipment, net	$10,578,142	$10,510,306

Depreciation on the Calabasas, California, building is computed using the straight line methods over 39 years. Depreciation on other property and equipment located in the Calabasas building is computed using the straight line methods over 3 to 15 years. Amortization of leasehold improvements on the property is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.

Depreciation on property and equipment located in Woodland Hills, California, is computed using the straight line methods over 3 to 7 years. Amortization of leasehold improvements on property located in Woodland Hills is computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.

Depreciation and amortization expense on all property and equipment for the three months ended March 31, 2015 and 2014, was $117,451 and $138,186, respectively.

For the three months ended March 31, 2015 and 2014, the Calabasas building has generated rental revenue in the amount of $49,857 and $229,847 and incurred operating expenses in the amount of $178,079 and $202,319 which included depreciation, respectively. These amounts are included in other income from insurance company revenues and other operating expenses, respectively, in the Company’s Consolidated Statements of Operations.

On September 7, 2014, a lease from a single tenant occupying approximately 32,403 square feet of the Calabasas building ended, and the tenant has vacated the premises. The Company intends to occupy most of this recently vacated space as its new home office and is currently in the process of planning and implementing the steps necessary to modify the space to fit its operational needs with a targeted move in date in mid-2015. The Company’s current home office located in Woodland Hills, California, will be vacated, and the month-to-month lease for this office will be terminated upon the completion of the move to the Calabasas building.

As of March 31, 2015, 8,442 square feet of the 46,884 rentable square feet at the Calabasas building was leased to non-affiliated entities.

The Company capitalizes certain computer software costs purchased from outside vendors for internal use. These costs also include configuration and customization activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrade and enhancements are capitalized if it is probable that such expenditure will result in additional functionality. The capitalized costs will not be depreciated until the software is placed into production.

NOTE 7 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 91% and 90% of consolidated revenues for the three months ended March 31, 2015 and 2014, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income (loss) before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2015	2014
Revenues
Insurance company operation	$7,124,681	$6,674,939

Other insurance operations	3,141,640	2,822,373
Intersegment eliminations (1)	(2,434,122)	(2,057,201)
Total other insurance operations	707,518	765,172

Total revenues	$7,832,199	$7,440,111

Income (Loss) before Income Taxes
Insurance company operation	$(256,581)	$1,615,934
Other insurance operations	(334,456)	(709,597)
Total income (loss) before income taxes	$(591,037)	$906,337

	As of
	March 31	December 31
	2015	2014
Assets
Insurance company operation	$122,742,701	$123,048,404
Intersegment eliminations (2)	(2,026,853)	(1,657,750)
Total insurance company operation	120,715,848	121,390,654
Other insurance operations	14,839,859	14,625,915
Total assets	$135,555,707	$136,015,569

(1)	Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc. (Unifax), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2015, and December 31, 2014:

	Level 1	Level 2	Level 3	Total
March 31, 2015
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$25,153,905	$—	$—	$25,153,905
Certificates of deposit	—	19,489,000	—	19,489,000
Total fixed maturity securities	25,153,905	19,489,000	—	44,642,905
Cash and short-term investments	62,260,900	—	—	62,260,900
Total financial instruments at fair value	$87,414,805	$19,489,000	$—	$106,903,805

December 31, 2014
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$20,069,556	$—	$—	$20,069,556
Certificates of deposit	—	15,089,000	—	15,089,000
Total fixed maturity securities	20,069,556	15,089,000	—	35,158,556
Cash and short-term investments	72,568,570	—	—	72,568,570
Total financial instruments at fair value	$92,638,126	$15,089,000	$—	$107,727,126

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2015 and 2014.

NOTE 9 – INVESTMENTS

A summary of total investment income is as follows:

	Three Months Ended March 31
	2015	2014

Fixed maturities	$71,936	$13,089
Short-term investments	15,472	18,255
Total investment income	$87,408	$31,344

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Available for sale:
Fixed maturities
Certificates of deposit	$19,489,000	—	—	$19,489,000
U.S. treasury securities	25,064,427	$90,158	$(680)	25,153,905
Total fixed maturities	$44,553,427	$90,158	$(680)	$44,642,905

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Available for sale:
Fixed maturities
Certificates of deposit	$15,089,000	—	—	$15,089,000
U.S. treasury securities	20,064,111	$14,476	$(9,031)	20,069,556
Total fixed maturities	$35,153,111	$14,476	$(9,031)	$35,158,556

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2015	2014

Gross unrealized gains of fixed maturities	$90,158	$14,476
Gross unrealized (losses) of fixed maturities	(680)	(9,031)
Net unrealized gains on investments	89,478	5,445
Deferred federal tax expense	(30,423)	(1,851)
Net unrealized gains, net of deferred income taxes	$59,055	$3,594

At March 31, 2015, the Company had one U.S. treasury security in an unrealized loss position for a continuous period of more than twelve months. At December 31, 2014, the Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than twelve months and one U.S. treasury security in an unrealized loss position for a continuous period of more than twelve months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of March 31, 2015, and December 31, 2014 were determined to be temporary.

The Company does not have the intent to sell its fixed maturity investments and has the ability to hold its fixed maturity investments to their maturity. It is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments during the three months ended March 31, 2015 and 2014; therefore, there were no realized investment gains or losses in the corresponding periods. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s investment in Certificates of Deposit (CDs) included $18,889,000 and $14,489,000 of brokered CDs as of March 31, 2015, and December 31, 2014, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of March 31, 2015, and December 31, 2014, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and are held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	March 31 2015	December 31 2014

U.S. treasury bills	$58,980,481	$69,968,988
U.S. treasury money market fund	2,478,559	1,450,451
Bank money market accounts	650,614	838,207
Bank savings accounts	1,762	1,762
Total short-term investments	$62,111,416	$72,259,408

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

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations), and a fourth individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000, and that person has not filed for bankruptcy. The claim against the fourth individual was resolved. The Company collected $0 and $75,000 during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, and December 31, 2014, the agent’s balance due to Unifax was $1,181,272. As of March 31, 2015, and December 31, 2014, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at March 31, 2015, the Company continues to pursue collection of the judgments from the three principals.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; provides insurance premium financing; and provides membership association services.

Total revenues for the three months ended March 31, 2015, was $7,832,199 compared to $7,440,111 for the three months ended March 31, 2014, an increase of $392,088 (5%). The Company had net loss of $396,785 for the three months ended March 31, 2015, compared to net income of $591,783 for the three months ended March 31, 2014, a decrease of $988,568.

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

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 91% and 90% of consolidated revenues for the three months ended March 31, 2015 and 2014, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of March 31, 2015, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business was written in the state of California until June 2014 when Crusader also began writing business in the state of Arizona. During the three months ended March 31, 2015 and 2014, 99% and 98% of Crusader’s business was commercial multi-peril policies, respectively. In November 2014, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, A.M. Best Company assigned Crusader an Issuer Credit Rating of a- (Excellent).

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

Written premium is a non-GAAP financial measure which is defined, under statutory accounting principles, as the contractually determined amount charged by the Company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Earned premium, the most directly comparable GAAP measure, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.

The following is a reconciliation of net written premium to net earned premium:

	Three Months Ended March 31
	2015	2014

Net written premium	$7,622,529	$6,286,269
Change in direct unearned premium	(658,711)	128,273
Change in ceded unearned premium	1,326	(26,301)
Net earned premium	$6,965,144	$6,388,241

For the three months ended March 31, 2015, direct written premium as reported on Crusader’s statutory financial statements was $8,872,962 compared to $7,501,747 for the three months ended March 31, 2014, an increase of $1,371,215 (18%).

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit before income taxes is as follows:

	Three Months Ended March 31
	2015	2014	Increase (Decrease)

Net written premium	$7,622,529	$6,286,269	$1,336,260
Net change in net unearned premium	(657,385)	101,972	(759,357)
Net earned premium	6,965,144	6,388,241	576,903
Less:
Losses and loss adjustment expenses	4,893,907	2,892,350	2,001,557
Policy acquisition costs	1,492,830	1,476,732	16,098
Total	6,386,737	4,369,082	2,015,655
Underwriting profit before income taxes	$578,407	$2,019,159	$(1,440,752)

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended March 31
	2015	2014	Increase

Losses and loss adjustment expenses
Provision for insured events of current year	$6,005,699	$4,310,293	$1,695,406
Development of insured events of prior years	(1,111,792)	(1,417,943)	306,151
Total losses and loss adjustment expenses	$4,893,907	$2,892,350	$2,001,557

Losses and loss adjustment expenses were 70% of net earned premium for the three months ended March 31, 2015, compared to 45% of net earned premium for the three months ended March 31, 2014. As reflected in the above table, this increase is due to an increase in the provision for insured events of the current year offset by a decrease in favorable development of insured events of prior years.

Other Operations

The Company’s other revenues from insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 9% and 11% of total revenues in the three months ended March 31, 2015 and 2014, respectively.

Investments and Liquidity

The Company generates revenues from its total invested assets of $106,664,843 (at amortized cost) and $106,307,949 (at amortized cost) as of March 31, 2015 and 2014, respectively. Investment income increased $56,064 (179%) to $87,408 for the three months ended March 31, 2015, compared to $31,344 for the three months ended March 31, 2014. The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 0.3% for the three months ended March 31, 2015, from 0.1% for the three months ended March 31, 2014. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments, that provide a higher yield. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. As of March 31, 2015, all of the Company’s investments are in U.S. treasury securities; FDIC insured certificates of deposit, money market funds and a savings account. The Company’s investments in U.S treasury securities and money market funds are readily marketable. As of March 31, 2015, the weighted average maturity of the Company’s investments is approximately 1.6 years.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at March 31, 2015, were $106,814,327 compared to $107,721,681 at December 31, 2014. Crusader's cash and investments were 99% of the total cash and investments (at amortized cost) held by the Company as of March 31, 2015, and December 31, 2014.

As of March 31, 2015, the Company had invested $44,553,427 (at amortized cost) or 42% of its total invested assets in fixed maturity obligations, which included $25,064,427 (56% of fixed maturity investments) in U.S. treasury notes and $19,489,000 (44% of fixed maturity investments) in long-term certificates of deposit. As of December 31, 2014, the Company had invested $35,153,111 (at amortized cost) or 33% of its total invested assets in fixed maturity obligations, which included $20,064,111 (57% of fixed maturity investments) in U.S. treasury notes and $15,089,000 (43% of fixed maturity investments) in long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, a U.S. treasury money market fund, bank money market accounts and a bank savings account that are all highly rated and redeemable within one year.

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investment in fixed maturity securities are classified as available-for-sale, and, while the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2015, and December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 222,669 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any shares during the three months ended March 31, 2015 and 2014. The Company has or will retire all stock repurchased.

The Company reported $726,346 net cash used by operating activities for the three months ended March 31, 2015, compared to $412,615 net cash provided by operating activities for the three months ended March 31, 2014. The change in cash flows from operating activities is primarily attributable to the $396,785 net loss during the three months ended March 31, 2015, compared to the $591,783 net income during the three months ended March 31, 2014. In addition, cash flows can change from period to period depending largely on the amount and the timing of claims payments. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and it continues to be well capitalized and adequately reserved.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2015, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Since trust receivables were in excess of trust payables, there were no trust restrictions on cash and short-term investments at March 31, 2015.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2015, to the three months ended March 31, 2014, unless otherwise indicated.

For the three months ended March 31, 2015, total revenues were $7,832,199, an increase of $392,088 (5%) compared to total revenues of $7,440,111 for the three months ended March 31, 2014. For the three months ended March 31, 2015, the Company had loss before taxes of $591,037, a decrease of $1,497,374 (165%) compared to income before taxes of $906,337 for the three months ended March 31, 2014. For the three months ended March 31, 2015, the Company had net loss of $396,785, a decrease of $988,568 (167%) compared to net income of $591,783 for the three months ended March 31, 2014.

The increase in revenues of $392,088 (5%) for the three months ended March 31, 2015, when compared to March 31, 2014, was primarily due to an increase in net earned premium of $576,903 (9%).

The decrease in income (loss) before tax of $1,497,374 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due primarily to an increase in losses and loss adjustment expenses of $2,001,557 (69%) partially offset by the increase in revenues of $392,088.

Written premium is a required statutory measure. Direct written premium (before reinsurance) reported on Crusader’s statutory financial statements increased $1,371,215 (18%) to $8,872,962 for the three months ended March 31, 2015, compared to $7,501,747 for the three months ended March 31, 2014. This increase in written premium during the first three months of 2015 compared to the comparable period of 2014 was due primarily to increases in the Company’s apartment and commercial trucking programs, which are included in the Company’s commercial multi-peril business.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon four areas of its operations: (1) product development, (2) improved service to retail brokers, (3) appointment of captive and independent retail agents, and (4) geographical expansion. In order to enhance service, the Company is currently customizing and configuring a new policy administration system that is primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. The Company has not achieved its expected implementation targets for its new policy administration system. The Company is currently attempting to renegotiate the terms of its agreement with the vendor of the policy administration system so that it might still achieve the additional efficiencies and advantages that it originally sought from it in a cost-effective, timely manner. Crusader does not intend to substantially increase its number of appointed retail agents until the Company implements its new policy administration system.

Earned premium (before reinsurance) increased $584,230 (8%) to $8,214,251 for the three months ended March 31, 2015, compared to $7,630,021 for the three months ended March 31, 2014. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Ceded earned premium increased $7,327 (1%) to $1,249,107 for the three months ended March 31, 2015, compared to $1,241,780 for the three months ended March 31, 2014. Ceded earned premium as a percentage of direct earned premium was 15% and 16% for the three months ended March 31, 2015 and 2014, respectively.

In calendar years 2015 and 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty. In calendar years 2015 and 2014, Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of March 31, 2015, the Company has received a total net contingent commission of $3,647,706 for the years subject to contingent commission. Of this amount, the Company has recognized $3,538,061 as contingent commission income. As of March 31, 2015, and December 31, 2014, the remaining balance of the net payments received of $109,645 and $77,839, respectively, is unearned and included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets. The unearned contingent commission may be subsequently earned or returned to the reinsurer depending on the future development of the ceded losses and loss adjustment expenses, including incurred but not reported (IBNR), for the years subject to contingent commission. The contingent commission income (loss) recognized was $(31,806) and $13,806 for the three months ended March 31, 2015 and 2014, respectively.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2015, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended March 31
	2015	2014	Increase

Direct earned premium	$8,214,251	$7,630,021	$584,230
Ceded earned premium	1,249,107	1,241,780	7,327
Net earned premium	$6,965,144	$6,388,241	$576,903
Ratio of ceded earned premium to direct earned premium	15%	16%

Investment income increased $56,064 (179%) to $87,408 for the three months ended March 31, 2015, compared to $31,344 for the three months ended March 31, 2014. The Company had no realized gains or losses for the three months ended March 31, 2015 and 2014.

The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 0.3% for the three months ended March 31, 2015, from 0.1% for the three months ended March 31, 2014. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments, which provide a higher yield.

Investment income and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2015	2014

Average invested assets* - at amortized cost	$107,038,681	$106,029,915
Interest income
Insurance company operations	$87,323	$31,267
Other operations	85	77
Total investment income and realized gains	$87,408	$31,344
Annualized yield on average invested assets	0.3%	0.1%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2015, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2015	$8,900,000	$8,898,334	$8,901,150	0.4%
December 31, 2016	14,941,000	14,934,365	14,946,100	0.7%
December 31, 2017	20,648,000	20,620,493	20,696,100	0.8%
December 31, 2018	100,000	100,235	99,555	0.8%
Total	$44,589,000	$44,553,427	$44,642,905	0.7%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 1.6 years as of March 31, 2015, and 1.4 years as of March 31, 2014. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

As of March 31, 2015, the Company held five fixed maturity investments with unrealized gains of $90,158 and held one fixed maturity investment with an unrealized loss of $680 for a continuous period of less than 12 months. As of December 31, 2014, the Company held three fixed maturity investments with unrealized gains of $14,476, one fixed maturity security with an unrealized loss of $7,238 continuous period of less than 12 months and one fixed maturity security with an unrealized loss of $1,793 continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of March 31, 2015, and December 31, 2014, were determined to be temporary.

The Company does not have the intent to sell its fixed maturity investments and has the ability to hold its fixed maturity investments to their maturity. It is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments during the three months ended March 31, 2015 and 2014; therefore, there were no realized investment gains or losses in the corresponding periods. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other Income included in Insurance Company Revenues and Other Insurance Operations decreased $195,888 (73%) to $72,655 for the three months ended March 31, 2015, compared to $268,543 for the three months ended March 31, 2014. The decrease in other income was primarily the result of a $179,990 reduction in rental income received by Crusader from the Calabasas property due to a major tenant vacating the building in September 2014. The Company intends to occupy most of this recently vacated space as its new home office and is currently in the process of planning and implementing the steps necessary to modify the space to fit its operational needs with a targeted move in date in mid-2015.

Gross commissions and fees decreased $43,344 (6%) to $691,219 for the three months ended March 31, 2015, compared to gross commissions and fees of $734,563 for the three months ended March 31, 2014.

The changes in gross commission and fee income for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, are as follows:

	Three Months Ended		Increase
	March 31		(Decrease)
	2015	2014

Policy fee income	$405,907	$396,900	$9,007
Health insurance program	245,508	255,271	(9,763)
Membership and fee income	23,168	25,932	(2,764)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	49	30,496	(30,447)
Contingent commission	16,587	25,964	(9,377)
Total	$691,219	$734,563	$(43,344)

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income increased $9,007 (2%) in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase in policy fee income is due primarily to a 9% increase in policies issued in the current amortization period as compared to the prior year amortization period.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $9,763 (4%) in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in commission income reported in the three months ended March 31, 2015, when compared to the prior year period, is a result of decreases in the number of group accounts it underwrites and commission income on individual and group policies due primarily to the Patient Protection and Affordable Care Act.

The Company's wholly owned subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $2,764 (11%) for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This decrease is primarily a result of a decrease in the number of association members enrolled in AAQHC during the three months ended March 31, 2015, compared to the number of association members enrolled during the three months ended March 31, 2014.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premium written. Bedford no longer writes new business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a new Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting prior written permission. For its services, Bedford receives a commission. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $30,447 (100%) for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in commission income in the three months March 31, 2015, compared to the three months ended March 31, 2014, is primarily due to a continued decline in premiums written in this program from the non-affiliated insurance companies that it previously represented as a general agent. The Company no longer actively markets this program.

Finance fees earned consists of late fees, returned check fees and payment processing fees. These fees earned by the Company’s wholly owned premium finance subsidiary, AAC, decreased $1,647 (9%) to $15,773 for the three months ended March 31, 2015, compared to $17,420 in fees earned during the three months ended March 31, 2014. The decrease in fees earned during the three months ended March 31, 2015, compared to three months ended March 31, 2014, is primarily a result of fewer late fees earned during the period compared to the prior year period. AAC issued 877 loans and had 2,531 loans outstanding during the three months ended March 31, 2015, compared to 818 loans issued and had 2,440 loans outstanding during the three months ended March 31, 2014. AAC only provides premium financing for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010 and, therefore, did not earn any finance charges during the three months ended March 31, 2015 and 2014. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 70% of net earned premium for the three months ended March 31, 2015, compared to 45% of net earned premium for the three months ended March 31, 2014.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2015	2014	Increase

Net earned premium	$6,965,144	$6,388,241	$576,903

Losses and loss adjustment expenses
Provision for insured events of current year	6,005,699	4,310,293	1,695,406
Development of insured events of prior years	(1,111,792)	(1,417,943)	306,151
Total losses and loss adjustment expenses	$4,893,907	$2,892,350	$2,001,557

Calendar year loss ratio	70%	45%

The current accident year losses and loss adjustment expenses in the three months ended March 31, 2015, were 86% of net earned premium compared to current accident year losses and loss adjustment expenses of 67% in the three months ended March 31, 2014.

The Company reported a $306,151 decrease in the favorable development of insured events of prior accident years during the three months ended March 31, 2015, compared with the three months ended March 31, 2014.  While the Company continued to have favorable development in 2015, the decrease in the favorable development from the comparable prior year period was primarily due to adverse development in the 2011 accident year in the three months ended March 31, 2015.

The variability of the Crusader’s losses and loss adjustment expenses for the periods presented is primarily due to the small population of the Crusader’s claims, which may result in greater fluctuations in claim frequency and/or severity. In addition, Crusader’s reinsurance retention, which is relatively high in relationship to its net earned premium, can result in increased loss ratio volatility when large losses are incurred. Nevertheless, management believes that its reinsurance retentions are reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

The preparation of the Company’s consolidated financial statements requires estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses. Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. The Company does not specifically identify reasonably likely scenarios; rather, management draws on its collective experience to judgmentally determine its best estimate. In addition to applying a variety of standard actuarial methods to the data, an extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns, frequencies, severities, loss ratios to premium, and loss adjustment expense ratios to loss.

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

The establishment of loss and loss adjustment expense reserves is a difficult process as there are many factors that can ultimately affect the final settlement of a claim. Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid. Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.

At the end of each fiscal quarter, the Company’s loss and loss adjustment expense reserves for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer and by an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These costs were approximately 21% and 23% of net earned premium for the three months ended March 31, 2015 and 2014, respectively. Policy acquisition costs increased in the three months ended March 31, 2015, due primarily to the increase in net earned premium in the three months ended March 31, 2015, compared to the prior year period.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended March 31
	2015	2014	Increase

Policy acquisition costs	$1,492,830	$1,476,732	$16,098
Ratio to net earned premium (GAAP ratio)	21%	23%

Salaries and employee benefits decreased $34,021 (3%) to $1,247,907 for the three months ended March 31, 2015, compared to $1,281,928 for the three months ended March 31, 2014.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended March 31
	2015	2014	Increase (Decrease)

Total salaries and employee benefits incurred	$1,848,934	$1,833,409	$15,525
Less: charged to losses and loss adjustment expenses	(248,666)	(203,415)	(45,251)
Less: capitalized to policy acquisition costs	(352,361)	(348,066)	(4,295)
Net amount charged to operating expenses	$1,247,907	$1,281,928	$(34,021)

Commissions to agents/brokers increased $749 (2%) to $44,588 for the three months ended March 31, 2015, compared to $43,839 for the three months ended March 31, 2014.

Other operating expenses decreased $94,921 (11%) to $744,004 for the three months ended March 31, 2015, compared to $838,925 for the three months ended March 31, 2014. The decrease in other operating expenses for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is related primarily to lower external audit fees, depreciation expense and consulting fees.

Income tax provision decreased $508,806 (162%) to a benefit of $194,252 (33% of pre-tax income) for the three months ended March 31, 2015, from an income tax expense of $314,554 (35% of pre-tax income) for the three months ended March 31, 2014. The decrease in income tax provision during the three months ended March 31, 2015, when compared to three months ended March 31, 2014, was primarily due to a decrease of $1,497,374 in pre-tax loss of $591,037 for the three months ended March 31, 2015, compared to pre-tax income of $906,337 for the three months ended March 31, 2014. The calculated tax rate for the three months ended March 31, 2015, consisted of federal tax benefit rate of 34% and a state income tax expense rate of 1%. The calculated tax rate of 35% for the three months ended March 31, 2014, was comprised of a calculated federal tax expense rate of approximately 33% while the calculated state tax expense rate was approximately 2%.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Consolidated Balance Sheets include a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets consist of the following:

	March 31 2015	December 31 2014	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$25,064,427	$20,064,111	$5,000,316
Short-term cash investments (at cost)	62,111,416	72,259,408	(10,147,992)
Certificates of deposit - over 1 year (at cost)	19,489,000	15,089,000	4,400,000
Total invested assets	$106,664,843	$107,412,519	$(747,676)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2015, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014, in response to Item 1A to Part I of Form 10-K.

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

UNICO AMERICAN CORPORATION

Date: May 15, 2015    By:   /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: May 15, 2015    By:  /s/ LESTER A. AARON

Lester A. Aaron

Treasurer, Chief Financial Officer, (Principal

Accounting and Principal Financial Officer)

