Form 10-Q
period 2015-09-30
UNICO AMERICAN CORP
filed 2015-11-06
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015 or

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

26050 Mureau Road, Calabasas, California 91302

(Address of Principal Executive Offices) (Zip Code)

(818) 591-9800

(Registrant's Telephone Number, Including Area Code)

Former Address: 23251 Mulholland Drive, Woodland Hills, CA 91364

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015
Common Stock, $0 par value per share	5,329,313

1 of 26

PART 1 - FINANCIAL INFORMATION

ITEM - 1 FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2015	2014
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: September 30, 2015 $68,165,981; December 31, 2014 $35,153,111)	$68,258,156	$35,158,556
Short-term investments, at fair value	38,251,571	72,259,408
Total Investments	106,509,727	107,417,964
Cash	402,900	309,162
Accrued investment income	63,506	42,895
Receivables, net	5,903,132	5,170,313
Reinsurance recoverable:
Paid losses and loss adjustment expenses	190,774	201,007
Unpaid losses and loss adjustment expenses	6,652,979	5,162,775
Deferred policy acquisition costs	4,334,094	3,882,825
Property and equipment, net	9,364,063	10,510,306
Deferred income taxes	1,361,765	1,518,534
Other assets	2,751,538	1,799,788
Total Assets	$137,534,478	$136,015,569

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$45,580,933	$44,396,558
Unearned premiums	18,513,744	16,607,179
Advance premium and premium deposits	414,641	250,421
Accrued expenses and other liabilities	2,227,270	2,986,317
Total Liabilities	$66,736,588	$64,240,475

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,329,313 at September 30, 2015, and 5,341,147 at December 31, 2014	$3,743,340	$3,731,828
Accumulated other comprehensive income	60,836	3,594
Retained earnings	66,993,714	68,039,672
Total Stockholders’ Equity	$70,797,890	$71,775,094

Total Liabilities and Stockholders' Equity	$137,534,478	$136,015,569

See condensed notes to unaudited consolidated financial statements.

2 of 26

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
REVENUES
Insurance company operation:
Net earned premium	$7,563,594	$6,687,327	$21,856,593	$19,559,922
Investment income	128,742	32,235	313,918	93,393
Other income	68,974	314,349	310,069	910,101
Total Insurance Company Operation	7,761,310	7,033,911	22,480,580	20,563,416

Other insurance operations:
Gross commissions and fees	672,368	713,308	2,065,582	2,196,916
Investment income	76	122	243	405
Finance fees earned	17,749	16,442	48,730	49,813
Other income	—	1,000	2,258	16,112
Total Revenues	8,451,503	7,764,783	24,597,393	22,826,662

EXPENSES
Losses and loss adjustment expenses	4,346,517	4,156,480	13,873,940	10,696,595
Policy acquisition costs	1,659,226	1,511,539	4,751,939	4,459,339
Salaries and employee benefits	1,254,967	1,225,635	3,669,080	3,778,784
Commissions to agents/brokers	37,601	48,534	126,945	146,603
Other operating expenses	2,120,832	764,472	3,551,493	2,378,560
Total Expenses	9,419,143	7,706,660	25,973,397	21,459,881

Income (loss) before taxes	(967,640)	58,123	(1,376,004)	1,366,781
Income tax expense (benefit)	(318,130)	25,349	(442,090)	472,218
Net Income (Loss)	$(649,510)	$32,774	$(933,914)	$894,563

PER SHARE DATA:
Basic
Earnings (loss) per share	$(0.12)	$0.01	$(0.17)	$0.17
Weighted average shares	5,335,319	5,341,147	5,338,619	5,341,147
Diluted
Earnings (loss) per share	$(0.12)	$0.01	$(0.17)	$0.17
Weighted average shares	5,335,319	5,343,883	5,338,619	5,344,814

See condensed notes to unaudited consolidated financial statements.

3 of 26

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Net income (loss)	$(649,510)	$32,774	$(933,914)	$894,563
Other changes in comprehensive income (loss):
Changes in unrealized gains on securities classified as available-for-sale arising during the period	16,893	1,085	86,730	12,512

Income tax expense related to changes in unrealized gains on securities classified as available-for-sale arising during the period	(5,743)	(369)	(29,488)	(4,254)
Comprehensive Income (Loss)	$(638,360)	$33,490	$(876,672)	$902,821

See condensed notes to unaudited consolidated financial statements.

4 of 26

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(933,914)	$894,563
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	348,979	422,009
Bond amortization, net	(14,011)	(1,936)
Non-cash stock based compensation	17,328	17,328
Loss on asset impairment	1,287,460	—
Changes in assets and liabilities:
Net receivables and accrued investment income	(753,430)	(645,711)
Reinsurance recoverable	(1,479,971)	(342,252)
Deferred policy acquisition costs	(451,269)	(219,626)
Other assets	(371,366)	450,229
Unpaid losses and loss adjustment expenses	1,184,375	301,104
Unearned premium	1,906,565	1,207,766
Advance premium and premium deposits	164,220	(59,829)
Accrued expenses and other liabilities	(759,047)	146,550
Income taxes current/deferred	(453,102)	(213,873)
Net Cash Provided (Used) by Operating Activities	(307,183)	1,956,322

Cash flows from investing activities:
Purchase of fixed maturity investments	(36,247,858)	(18,074,448)
Proceeds from maturity of fixed maturity investments	3,249,000	1,400,000
Net decrease in short-term investments	34,007,837	15,008,059
Additions to property and equipment	(490,196)	(502,067)
Net Cash Provided (Used) by Investing Activities	518,783	(2,168,456)

Cash flows from financing activities:
Repurchase of common stock	(117,862)	—
Net Cash Used by Financing Activities	(117,862)	—

Net increase (decrease) in cash	93,738	(212,134)
Cash at beginning of period	309,162	376,388
Cash at End of Period	$402,900	$164,254

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,900	$683,910

See condensed notes to unaudited consolidated financial statements.

5 of 26

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

6 of 26

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2015, and December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 210,835 and 222,669 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 9,630 shares of stock during the three months ended September 30, 2015, in unsolicited transactions at a cost of $94,372 of which $4,733 was allocated to capital and $89,639 was allocated to retained earnings. The Company repurchased 11,834 shares of stock during the nine months ended September 30, 2015, in unsolicited transactions at a cost of $117,862 of which $5,816 was allocated to capital and $112,046 was allocated to retained earnings. The Company did not repurchase any stock during the three and nine months ended September 30, 2014. The Company has or will retire all stock repurchased.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings (loss) per share and diluted earnings (loss) per share computations reported on the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Basic Earnings (Loss) Per Share
Net income (loss)	$(649,510)	$32,774	$(933,914)	$894,563

Weighted average shares outstanding	5,335,319	5,341,147	5,338,619	5,341,147

Basic earnings (loss) per share	$(0.12)	$0.01	$(0.17)	$0.17

Diluted Earnings (Loss) Per Share
Net income (loss)	$(649,510)	$32,774	$(933,914)	$894,563

Weighted average shares outstanding	5,335,319	5,341,147	5,338,619	5,341,147
Effect of dilutive securities	—	2,736	—	3,667
Diluted shares outstanding	5,335,319	5,343,883	5,338,619	5,344,814

Diluted earnings (loss) per share	$(0.12)	$0.01	$(0.17)	$0.17

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted (loss) per share, as the inclusion of stock options would have an anti-dilutive effect. As of September 30, 2015, the Company had 0 and 3,682 common share equivalents that were excluded in the three and nine months diluted (loss) per share calculation, respectively.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2015-09 “Disclosures About Short-Duration Contracts.” The objective of this ASU is to increase transparency about significant estimates in unpaid losses and loss adjustment expenses and provide additional information about amount, timing and uncertainty of cash flows related to unpaid losses and loss adjustment expenses. ASU 2015-09 should result in additional disclosures on the notes to the Company’s consolidated financial statements. The disclosure mandated by ASU 2015-09 will become effective for annual and quarterly reporting periods ended on and after December 31, 2016.

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

7 of 26

As of September 30, 2015, and December 31, 2014, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30	December 31
	2015	2014
Building, furniture, fixtures, equipment and leasehold improvements located in Calabasas, California	$7,546,846	$7,269,449
Furniture, fixtures, equipment and leasehold improvements located in Woodland Hills, California	2,844,550	2,633,536
Accumulated depreciation and amortization	(2,986,945)	(2,637,966)

Land located in Calabasas, California	1,787,485	1,787,485
Computer software under development	172,127	1,457,802
Property and equipment, net	$9,364,063	$10,510,306

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

Depreciation and amortization expense on all property and equipment for the three and nine months ended September 30, 2015, was $114,634 and $348,979, respectively, and for the three and nine months ended September 30, 2014, was $144,074 and $422,009, respectively.

The Calabasas building has generated rental revenues in the amount of $51,552 and $140,518 for the three and nine months ended September 30, 2015, respectively, and $292,974 and $756,565 for the three and nine months ended September 30, 2014, respectively. The Calabasas building has incurred operating expenses, which included depreciation, in the amount of $180,146 and $524,351 for the three and nine months ended September 30, 2015, respectively, and $226,794 and $610,584 for the three and nine months ended September 30, 2014, respectively. These amounts are included in other income from insurance company operation and other operating expenses, respectively, in the Company’s consolidated statements of operations.

On September 7, 2014, a lease from a single tenant occupying approximately 32,403 square feet of the Calabasas building ended, and the tenant has vacated the premises. On October 9, 2015, the Company moved its home office into the vacated space. The Company’s month-to-month lease of the home office in Woodland Hills, California, ended effective October 15, 2015.

The total square footage of the Calabasas building is 46,884, including common areas. As of September 30, 2015, 10,292 square feet of the Calabasas building was leased to non-affiliated entities, and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

The Company capitalizes certain computer software costs purchased from outside vendors for internal use. These costs also include configuration and customization activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditure will result in additional functionality. The capitalized costs will not be depreciated until the software is placed into production.

8 of 26

On October 9, 2015, the Company concluded that a charge for impairment of the Company’s capitalized computer software costs, related to a contract entered into on November 1, 2012, was required under GAAP. The capitalized costs which were all incurred through the quarter ended June 30, 2015, included $1,287,460 of paid and $223,442 of accrued unpaid invoices from the software vendor, Insurance Systems, Inc. (“ISI”). The impact of this impairment to the Company’s consolidated statements of operations is a charge of $1,287,460 before income taxes in the quarter ended September 30, 2015. The Company does not intend to pay the accrued unpaid invoices which have been reversed from the accrued expenses and other liabilities and capitalized computer software costs as of September 30, 2015. In accordance with Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” this impairment is reported as a subsequent event on the Company’s consolidated financial statements as of September 30, 2015. The decision to impair the asset was based on the Company’s beliefs that the ISI software had not achieved and would not be able to achieve the Company’s expected implementation targets and that the Company was unable to renegotiate the terms of its agreement with ISI. The fair value of the capitalized costs was deemed to be $0. The charge is included in other operating expenses in the consolidated statements of operations for the three and nine months ended September 30, 2015.

NOTE 7 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% and 91% of total revenues for the three and nine months ended September 30, 2015, compared to 91% and 90% of total revenues for the three and nine months ended September 30, 2014, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to total revenues.

Revenues, income (loss) before income taxes, and assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Revenues
Insurance company operation	$7,761,310	$7,033,911	$22,480,580	$20,563,416

Other insurance operations	3,191,814	3,006,639	9,715,760	8,997,484
Intersegment eliminations (1)	(2,501,621)	(2,275,767)	(7,598,947)	(6,734,238)
Total other insurance operations	690,193	730,872	2,116,813	2,263,246

Total revenues	$8,451,503	$7,764,783	$24,597,393	$22,826,662

Income (Loss) Before Income Taxes
Insurance company operation	$863,488	$507,163	$861,422	$2,854,676
Other insurance operations	(1,831,128)	(449,040)	(2,237,426)	(1,487,895)
Total income (loss) before income taxes	$(967,640)	$58,123	$(1,376,004)	$1,366,781

	As of
	September 30	December 31
	2015	2014
Assets
Insurance company operation	$123,364,104	$123,048,404
Intersegment eliminations (2)	(1,461,734)	(1,657,750)
Total insurance company operation	121,902,370	121,390,654
Other insurance operations	15,632,108	14,624,915
Total assets	$137,534,478	$136,015,569

(1)	Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc. (Unifax), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

9 of 26

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of September 30, 2015, and December 31, 2014:

	Level 1	Level 2	Level 3	Total
September 30, 2015
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$29,163,156	$—	$—	$29,163,156
Certificates of deposit	—	39,095,000	—	39,095,000
Total fixed maturity securities	29,163,156	39,095,000	—	68,258,156
Cash and short-term investments	38,654,471	—	—	38,654,471
Total financial instruments at fair value	$67,817,627	$39,095,000	$—	$106,912,627

December 31, 2014
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$20,069,556	$—	$—	$20,069,556
Certificates of deposit	—	15,089,000	—	15,089,000
Total fixed maturity securities	20,069,556	15,089,000	—	35,158,556
Cash and short-term investments	72,568,570	—	—	72,568,570
Total financial instruments at fair value	$92,638,126	$15,089,000	$—	$107,727,126

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and nine months ended September 30, 2015 and 2014.

10 of 26

NOTE 9 – INVESTMENTS

A summary of total investment income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Fixed maturities	$117,904	$19,796	$275,069	$46,428
Short-term investments	10,914	12,561	39,092	47,370
Total investment income	$128,818	$32,357	$314,161	$93,798

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Available for sale:
Fixed maturities:
Certificates of deposit	$39,095,000	$—	$—	$39,095,000
U.S. treasury securities	29,070,981	92,496	(321)	29,163,156
Total fixed maturities	$68,165,981	$92,496	$(321)	$68,258,156

December 31, 2014
Available for sale:
Fixed maturities:
Certificates of deposit	$15,089,000	$—	$—	$15,089,000
U.S. treasury securities	20,064,111	14,476	(9,031)	20,069,556
Total fixed maturities	$35,153,111	$14,476	$(9,031)	$35,158,556

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2015	2014

Gross unrealized gains of fixed maturities	$92,496	$14,476
Gross unrealized (losses) of fixed maturities	(321)	(9,031)
Net unrealized gains on investments	92,175	5,445
Deferred federal tax expense	(31,339)	(1,851)
Net unrealized gains, net of deferred income taxes	$60,836	$3,594

At September 30, 2015, the Company had one U.S. treasury security in an unrealized loss position for a continuous period of more than twelve months. At December 31, 2014, the Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than twelve months and one U.S. treasury security in an unrealized loss position for a continuous period of more than twelve months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the consolidated statements of operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of September 30, 2015, and December 31, 2014, were determined to be temporary.

The Company does not have the intent to sell its fixed maturity investments and has the ability to hold its fixed maturity investments to their maturity. It is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments during the three and nine months ended September 30, 2015 and 2014; therefore, there were no realized investment gains or losses in the corresponding periods. The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

11 of 26

The Company’s investment in certificates of deposit (CDs) included $38,495,000 and $14,489,000 of brokered CDs as of September 30, 2015, and December 31, 2014, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. As of September 30, 2015, and December 31, 2014, the Company’s remaining CDs totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and are held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	September 30	December 31
	2015	2014
U.S. treasury bills	$34,994,208	$69,968,988
U.S. treasury money market fund	2,255,357	1,450,451
Bank money market accounts	1,000,244	838,207
Bank savings accounts	1,762	1,762
Total short-term investments	$38,251,571	$72,259,408

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

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations), and a fourth individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000, and that person has not filed for bankruptcy. The claim against the fourth individual was resolved. The Company collected $0 during the three and nine months ended September 30, 2015, and $0 and $75,000 during the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, and December 31, 2014, the agent’s balance due to Unifax was $1,181,272. As of September 30, 2015, and December 31, 2014, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at September 30, 2015, the Company continues to pursue collection of the judgments from the three principals.

12 of 26

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

Total revenues for the three months ended September 30, 2015, were $8,451,503 compared to $7,764,783 for the three months ended September 30, 2014, an increase of $686,720 (9%). Total revenues for the nine months ended September 30, 2015, were $24,597,393 compared to $22,826,662 for the nine months ended September 30, 2014, an increase of $1,770,731 (8%). The Company had net loss of $649,510 for the three months ended September 30, 2015, compared to net income of $32,774 for the three months ended September 30, 2014, a decrease of $682,284 (2082%). The Company had net loss of $933,914 for the nine months ended September 30, 2015, compared to net income of $894,563 for the nine months ended September 30, 2014, a decrease of $1,828,477 (204%).

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

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operation, finance charges and fee income from the premium finance operation, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92% and 91% of total revenues for the three and nine months ended September 30, 2015, respectively, compared to 91% and 90% of total revenues for the three and nine months ended September 30, 2014, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to total revenues.

Insurance Company Operation

As of September 30, 2015, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business was written in the state of California until June 2014 when Crusader also began writing business in the state of Arizona. During the three and nine months ended September 30, 2015, 99.6% and 99.5% of Crusader’s total direct written premium was produced in California compared to 100% and 99.9% for the three and nine months ended September 30, 2014, respectively. 99% of Crusader’s business was commercial multi-peril policies for the three months and nine ended September 30, 2015, compared to 98% for the three months and nine ended September 30, 2014, respectively. In October 2015, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, A.M. Best Company assigned Crusader an Issuer Credit Rating of a- (Excellent).

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

13 of 26

The following is a reconciliation of net written premium (after reinsurance) to net earned premium (after reinsurance):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Net written premium	$7,768,030	$7,019,763	$23,750,128	$20,827,357
Change in direct unearned premium	(189,902)	(321,066)	(1,906,565)	(1,207,766)
Change in ceded unearned premium	(14,534)	(11,370)	13,030	(59,669)
Net earned premium	$7,563,594	$6,687,327	$21,856,593	$19,559,922

For the three months ended September 30, 2015, direct written premium (before reinsurance) as reported on Crusader’s statutory financial statements was $9,119,548 compared to $8,298,140 for the three months ended September 30, 2014, an increase of $821,408 (10%). For the nine months ended September 30, 2015, direct written premium as reported on Crusader’s statutory financial statements was $27,699,119 compared to $24,553,297 for the nine months ended September 30, 2014, an increase of $3,145,822 (13%).

The insurance company operation underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit before income taxes is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2015	2014	Increase	2015	2014	Increase (Decrease)

Net written premium	$7,768,030	$7,019,763	$748,267	$23,750,128	$20,827,357	$2,922,771
Change in net unearned premium	(204,436)	(332,436)	128,000	(1,893,535)	(1,267,435)	(626,100)
Net earned premium	7,563,594	6,687,327	876,267	21,856,593	19,559,922	2,296,671
Less:
Losses and loss adjustment expenses	4,346,517	4,156,480	190,037	13,873,940	10,696,595	3,177,345
Policy acquisition costs	1,659,226	1,511,539	147,687	4,751,939	4,459,339	292,600
Total	6,005,743	5,668,019	337,724	18,625,879	15,155,934	3,469,945
Underwriting profit (before income taxes)	$1,557,851	$1,019,308	$538,543	$3,230,714	$4,403,988	$(1,173,274)

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2015	2014	Increase (Decrease)	2015	2014	Increase

Losses and loss adjustment expenses:
Provision for insured events of current year	$5,195,943	$4,686,287	$509,656	$16,482,482	$13,452,523	$3,029,959
Development of insured events of prior years	(849,426)	(529,807)	(319,619)	(2,608,542)	(2,755,928)	147,386
Total losses and loss adjustment expenses	$4,346,517	$4,156,480	$190,037	$13,873,940	$10,696,595	$3,177,345

Losses and loss adjustment expenses were 57% and 63% of net earned premium for the three and nine months ended September 30, 2015, respectively, compared to 62% and 55% of net earned premium for the three and nine months ended September 30, 2014, respectively. The decrease during the three months ended September 30, 2015, when compared to the comparable period of 2014, is due to a decrease in the provision for insured events of the current year and an increase in favorable development of insured events of prior years. The increase during the nine months ended September 30, 2015, when compared to the comparable period of 2014, is due to an increase in the provision for insured events of the current year and a decrease in favorable development of insured events of prior years.

14 of 26

Other Insurance Operations

The revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 8% and 9% of total revenues in the three and nine months ended September 30, 2015, compared to approximately 9% and 10% of total revenues in the three and nine months ended September 30, 2014, respectively.

Investments and Liquidity

The Company generated revenues from its total invested assets of $106,417,552 (at amortized cost) and $107,420,205 (at amortized cost) as of September 30, 2015 and 2014, respectively. Investment income increased $96,461 (298%) and $220,363 (235%) to $128,818 and $314,161 for the three and nine months ended September 30, 2015, respectively, compared to $32,357 and $93,798 for the three and nine months ended September 30, 2014, respectively. The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 0.5% and 0.4% for the three and nine months ended September 30, 2015, respectively, from 0.1% for the three and nine months ended September 30, 2014. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments that provide a higher yield. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. As of September 30, 2015, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, money market funds and a savings account. The Company’s investments in U.S treasury securities and money market funds are readily marketable. As of September 30, 2015, the weighted average maturity of the Company’s investments was approximately 1.5 years.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at September 30, 2015, were $106,820,452 compared to $107,721,681 at December 31, 2014. Crusader's cash and investments were 99% of the total cash and investments (at amortized cost) held by the Company as of September 30, 2015, and December 31, 2014.

As of September 30, 2015, the Company had invested $68,165,981 (at amortized cost) or 64% of its total invested assets in fixed maturity obligations, which included $29,070,981 (43% of fixed maturity investments) in U.S. treasury notes and $39,095,000 (57% of fixed maturity investments) in long-term certificates of deposit. As of December 31, 2014, the Company had invested $35,153,111 (at amortized cost) or 33% of its total invested assets in fixed maturity obligations, which included $20,064,111 (57% of fixed maturity investments) in U.S. treasury notes and $15,089,000 (43% of fixed maturity investments) in long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, a U.S. treasury money market fund, bank money market accounts and a bank savings account which are all highly rated and redeemable within one year.

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

15 of 26

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2015, and December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 210,835 and 222,669 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 9,630 shares of stock during the three months ended September 30, 2015, in unsolicited transactions at a cost of $94,372 of which $4,733 was allocated to capital and $89,639 was allocated to retained earnings. The Company repurchased 11,834 shares of stock during the nine months ended September 30, 2015, in unsolicited transactions at a cost of $117,862 of which $5,816 was allocated to capital and $112,046 was allocated to retained earnings. The Company did not repurchase any stock during the three and nine months ended September 30, 2014. The Company has or will retire all stock repurchased.

The Company reported $307,183 net cash used by operating activities for the nine months ended September 30, 2015, compared to $1,956,322 net cash provided by operating activities for the nine months ended September 30, 2014. The change in cash flows from operating activities is primarily attributable to the increase in loss and loss adjustment expense payments. Other fluctuations in cash flows from operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the consolidated statements of cash flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems and continues to be well capitalized and adequately reserved.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 2015, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Since trust receivables were in excess of trust payables, there were no trust restrictions on cash and short-term investments at September 30, 2015.

Results of Operations

All comparisons made in this discussion are comparing the three and nine months ended September 30, 2015, to the three and nine months ended September 30, 2014, unless otherwise indicated.

For the three and nine months ended September 30, 2015, total revenues were $8,451,503 and $24,597,393, respectively, an increase of $686,720 (9%) and $1,770,731 (8%), compared to total revenues of $7,764,783 and $22,826,662 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, the Company had a loss before taxes of $967,640 and $1,376,004, respectively, a decrease of $1,025,763 (1765%) and $2,742,785 (201%), compared to income before taxes of $58,123 and $1,366,781 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, the Company had net loss of $649,510 and $933,914, respectively, a decrease of $682,284 (2082%) and $1,828,477(204%), compared to net income of $32,774 and $894,563 for the three and nine months ended September 30, 2014, respectively.

The increase in revenues of $686,720 (9%) for the three months ended September 30, 2015, when compared to September 30, 2014, was primarily due to an increase in net earned premium of $876,267 (13%) partially offset by decrease in other income of $246,375 (78%). The increase in revenues of $1,770,731 (8%) for the nine months ended September 30, 2015, when compared to September 30, 2014, was primarily due to an increase in net earned premium of $2,296,671 (12%) partially offset by decrease in other income of $613,886(66%).

A transaction which contributed to the loss before income tax for the three and nine months ended September 30, 2015, was a $1,287,460 capitalized computer software costs impairment that was recognized during the three months ended September 30, 2015. In order to enhance service, the Company was customizing and configuring a new policy administration system, under a contract dated November 1, 2012, that was primarily focused on transacting business through the internet, as well as providing more options to make the brokers’ and agents’ time more efficient. The related capitalized costs which were all incurred through the quarter ended June 30, 2015, included $1,287,460 of paid and $223,442 of accrued unpaid invoices from the software vendor, Insurance Systems, Inc. (“ISI”). On October 9, 2015, the Company concluded that a charge for impairment of the Company’s capitalized computer software costs was required under U.S. generally accepted accounting principles. The impact of this impairment to the Company’s consolidated statements of operations is a charge of $1,287,460, before income taxes, recognized as a subsequent event in the quarter ended September 30, 2015. The Company does not intend to pay the accrued unpaid invoices which have been reversed from the accrued expenses and other liabilities and capitalized computer software costs as of September 30, 2015. The decision to impair the asset was based on the Company’s beliefs that the ISI software had not achieved and would not be able to achieve the Company’s expected implementation targets and that the Company was unable to renegotiate the terms of its agreement with ISI. The fair value of the capitalized costs was deemed to be $0. The charge is included in other operating expenses in the consolidated statements of operations for the three and nine months ended September 30, 2015. The Company believes that it will need to make future cash expenditures to replace its legacy system but it is unable to estimate the amount at this time. While the Company’s legacy system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching to a more contemporary platform. Crusader does not intend to substantially increase its number of appointed retail agents until the Company replaces its legacy system.

16 of 26

On October 9, 2015, the Company filed a lawsuit in Los Angeles County against ISI. Causes of action stated in the lawsuit include fraudulent inducement and intentional misrepresentation, negligent misrepresentation, negligence, violation of business and professional code, breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of contract and breach of implied covenant of good faith and fair dealings. The lawsuit seeks an unspecified amount in monetary damages plus punitive damages.

The decrease in income (loss) before tax of $1,025,763 (1765%) for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due primarily to the capitalized computer software costs impairment partially offset by the increase in revenues of $686,720 (9%). The decrease in income (loss) before tax of $2,742,785 (201%) for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was due primarily to an increase in losses and loss adjustment expenses of $3,177,345 (30%) and the capitalized computer software costs impairment partially offset by the increase in revenues of $1,770,731 (8%).

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements increased $821,408 (10%) and $3,145,822 (13%) to $9,119,548 and $27,699,119 for the three and nine months ended September 30, 2015, respectively, compared to $8,298,140 and $24,553,297 for the three and nine months ended September 30, 2014, respectively. These increases in direct written premium during the three and nine months ended September 30, 2015, when compared to the comparable period of 2014, were due primarily to increases in the Company’s apartment and commercial trucking programs, which are included in the Company’s commercial multi-peril business.

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

Earned premium (before reinsurance) increased $952,570 (12%) to $8,929,645 and $2,447,023 (10%) to $25,792,554 for the three and nine months ended September 30, 2015, respectively, compared to $7,977,075 and $23,345,531 for the three and nine months ended September 30, 2014, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Ceded earned premium increased $76,303 (6%) to $1,366,051 and $150,352 (4%) to $3,935,961 for the three and nine months ended September 30, 2015, respectively, compared to $1,289,748 and $3,785,609 for the three and nine months ended September 30, 2014, respectively. Ceded earned premium as a percentage of direct earned premium (before reinsurance) was 15% for the three and nine months ended September 30, 2015, and 16% for the three and nine months ended September 30, 2014.

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

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. The contingent commission income recognized was $0 and $91,686 for the three and nine months ended September 30, 2015, respectively, and $9,350 and $32,619 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, the contingent commission agreements had expired, and all contingent commission income due on these agreements had been recognized. As of September 30, 2015, and December 31, 2014, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the consolidated balance sheets was $0 and $77,839, respectively.

17 of 26

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2015, all such ceded contracts were accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2015	2014	Increase	2015	2014	Increase

Direct earned premium	$8,929,645	$7,977,075	$952,570	$25,792,554	$23,345,531	$2,447,023
Ceded earned premium	1,366,051	1,289,748	76,303	3,935,961	3,785,609	150,352
Net earned premium	$7,563,594	$6,687,327	$876,267	$21,856,593	$19,559,922	$2,296,671
Ratio of ceded earned premium to direct earned premium	15%	16%		15%	16%

Investment income increased $96,461 (298%) to $128,818 and $220,363 (235%) to $314,161 for the three and nine months ended September 30, 2015, respectively, compared to $32,357 and $93,798 for the three and nine months ended September 30, 2014, respectively.

The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 0.5% and 0.4% for the three and nine months ended September 30, 2015, respectively, from 0.1% for the three and nine months ended September 30, 2014. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments, which provide a higher yield.

Investment income and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Average invested assets* - at amortized cost	$106,283,275	$107,292,791	$106,915,036	$106,586,043
Interest income:
Insurance company operation	$128,742	$32,235	$313,918	$93,393
Other insurance operations	76	122	243	405
Total investment income and realized gains	$128,818	$32,357	$314,161	$93,798
Annualized yield on average invested assets	0.5%	0.1%	0.4%	0.1%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at September 30, 2015, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2015	$6,600,000	$6,599,584	$6,601,565	0.3%
December 31, 2016	15,141,000	15,136,577	15,147,640	0.7%
December 31, 2017	40,366,000	40,341,624	40,421,076	0.8%
December 31, 2018	6,088,000	6,088,196	6,087,875	1.3%
Total	$68,195,000	$68,165,981	$68,258,156	0.8%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

18 of 26

The weighted average maturity of the Company’s fixed maturity investments was 1.5 years as of September 30, 2015, and 1.8 years as of September 30, 2014. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

As of September 30, 2015, the Company held six fixed maturity securities with unrealized gains of $92,496 and one fixed maturity security with an unrealized loss of $321 for a continuous period of more than 12 months. As of December 31, 2014, the Company held three fixed maturity securities with unrealized gains of $14,476, one fixed maturity security with an unrealized loss of $7,238 continuous period of less than 12 months and one fixed maturity security with an unrealized loss of $1,793 continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the consolidated statements of operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of September 30, 2015, and December 31, 2014, were determined to be temporary.

The Company does not have the intent to sell its fixed maturity investments and has the ability to hold its fixed maturity investments to their maturity. It is not likely that the Company would be required to sell any of its fixed maturity investments prior to recovery of its amortized costs. The Company did not sell any fixed maturity investments during the three and nine months ended September 30, 2015 and 2014; therefore, there were no realized investment gains or losses in the corresponding periods. The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income included in “insurance company operation” and “other insurance operations” revenues decreased $246,375 (78%) to $68,974 and $613,886 (66%) to $312,327 for the three and nine months ended September 30, 2015, respectively, compared to $315,349 and $926,213 for the three and nine months ended September 30, 2014, respectively.

The decrease in other income was primarily the result of a $241,422 and $616,047 reduction in rental income received by Crusader from the Calabasas property during three and nine months ended September 30, 2015, respectively, when compared to comparable 2014 periods, due to a major tenant vacating the building in September 2014. On October 9, 2015, the Company moved its home office into the vacated space.

Gross commissions and fees decreased $40,940 (6%) to $672,368 and $131,334 (6%) to $2,065,582 for the three and nine months ended September 30, 2015, respectively, compared to $713,308 and $2,196,916 for the three and nine months ended September 30, 2014, respectively.

The decreases in gross commission and fee income for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)

Policy fee income	$427,585	$399,989	$27,596	$1,263,923	$1,206,834	$57,089
Health insurance program	222,955	266,939	(43,984)	715,999	815,143	(99,144)
Membership and fee income	21,776	24,664	(2,888)	67,346	76,358	(9,012)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	52	21,716	(21,664)	1,727	72,617	(70,890)
Contingent commission	—	—	—	16,587	25,964	(9,377)
Total	$672,368	$713,308	$(40,940)	$2,065,582	$2,196,916	$(131,334)

19 of 26

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the consolidated balance sheets under “accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income increased $27,596 (7%) and $57,089 (5%) in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The three and nine months increases in policy fee income are due primarily to 3% and 7% increases, respectively, in policies issued in the current amortization period as compared to the prior year amortization period.

American Insurance Brokers, Inc. (AIB), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $43,984 (16%) and $99,144 (12%) in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The decreases in commission income reported in the three and nine months ended September 30, 2015, when compared to the prior year corresponding periods, were a result of decreases in the number of group accounts it underwrites and commission income on individual and group policies due primarily to the Patient Protection and Affordable Care Act.

The Company's wholly owned subsidiary Insurance Club, Inc., dba AAQHC An Administrator (AAQHC), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $2,888 (12%) and $9,012 (12%) in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. These decreases were primarily a result of a decrease in the number of association members enrolled in AAQHC during the three and nine months ended September 30, 2015, compared to the number of association members enrolled during the three and nine months ended September 30, 2014.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. (Bedford), a wholly owned subsidiary of the Company. Bedford receives commission from a non-affiliated insurance company based on premium written. Bedford no longer writes business for the non-affiliated insurance company it previously represented as a general agent. Bedford entered into a new Producer Agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under this agreement, Bedford has the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford does not have the authority to bind any risk or commit to any course of action without first requesting prior written permission. For its services, Bedford receives a commission. Commission in the daily automobile rental insurance program (excluding contingent commission) decreased $21,664 (100%) and $70,890 (98%) in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The decrease in commission income in the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, is primarily due to a continued decline in premiums written in this program from the non-affiliated insurance companies that it previously represented as a general agent. The Company no longer actively markets this program.

Finance fees earned consist of late fees, returned check fees and payment processing fees. These fees earned by the Company’s wholly owned premium finance subsidiary, AAC, increased $1,307 (8%) to $17,749 and decreased $1,083 (2%) to $48,730 for the three and nine months ended September 30, 2015, compared to $16,442 and in $49,813 fees earned during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2015, AAC issued 822 and 2,605 loans, respectively, and had 2,566 loans outstanding as of September 30, 2015. During the three and nine months ended September 30, 2014, AAC issued 836 and 2,525 loans, respectively, and had 2,522 loans outstanding as of September 30, 2014. AAC only provides premium financing for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010, and, therefore, did not earn any finance charges during the three and nine months ended September 30, 2015 and 2014. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

20 of 26

Losses and loss adjustment expenses were 57% and 63% of net earned premium for the three and nine months ended September 30, 2015, respectively, compared to 62% and 55% of net earned premium for the three and nine months ended September 30, 2014, respectively.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended
	September 30
			Increase
	2015	2014	(Decrease)

Net earned premium	$7,563,594	$6,687,327	$876,267

Losses and loss adjustment expenses:
Provision for insured events of current year	5,195,943	4,686,287	509,656
Development of insured events of prior years	(849,426)	(529,807)	(319,619)
Total losses and loss adjustment expenses	$4,346,517	$4,156,480	$190,037

Calendar year loss ratio	57%	62%

	Nine Months Ended
	September 30
	2015	2014	Increase

Net earned premium	$21,856,593	$19,559,922	$2,296,671

Losses and loss adjustment expenses:
Provision for insured events of current year	16,482,482	13,452,523	3,029,959
Development of insured events of prior years	(2,608,542)	(2,755,928)	147,386
Total losses and loss adjustment expenses	$13,873,940	$10,696,595	$3,177,345

Calendar year loss ratio	63%	55%

The current accident year losses and loss adjustment expenses in the three and nine months ended September 30, 2015, were 69% and 75% of net earned premium, respectively, compared to current accident year losses and loss adjustment expenses of 70% and 69% in the three and nine months ended September 30, 2014, respectively.

The Company reported a $319,619 increase and $147,386 decrease in the favorable development of losses and loss adjustment expenses on insured events of prior accident years during the three and nine months ended September 30, 2015, respectively, compared with the three and nine months ended September 30, 2014.  While the Company continued to have favorable development in 2015, the decrease in the favorable development during the nine months ended September 30, 2015, from the comparable prior year period was primarily due to adverse development in the 2011 accident year.

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

21 of 26

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These costs were approximately 22% of net earned premium for the three and nine months ended September 30, 2015, and 23% of net earned premium for the three and nine months ended September 30, 2014. Policy acquisition costs increased in the three and nine months ended September 30, 2015, due primarily to the increase in net earned premium in the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014	Increase	2015	2014	Increase

Policy acquisition costs	$1,659,226	$1,511,539	$147,687	$4,751,939	$4,459,339	$292,600
Ratio to net earned premium (GAAP ratio)	22%	23%		22%	23%

Salaries and employee benefits increased $29,332 (2%) to $1,254,967 and decreased $109,704 (3%) to $3,669,080 for the three and nine months ended September 30, 2015, respectively, compared to salary and employee benefits of $1,225,635 and $3,778,784 for the three and nine months ended September 30, 2014, respectively.

22 of 26

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended September 30
	2015	2014	Increase (Decrease)

Total salaries and employee benefits incurred	$1,917,375	$1,805,087	$112,288
Less: charged to losses and loss adjustment expenses	(292,371)	(244,936)	(47,435)
Less: capitalized to policy acquisition costs	(370,037)	(334,516)	(35,521)
Net amount charged to operating expenses	$1,254,967	$1,225,635	$29,332

	Nine Months Ended September 30
	2015	2014	Increase (Decrease)

Total salaries and employee benefits incurred	$5,558,520	$5,453,843	$104,677
Less: charged to losses and loss adjustment expenses	(796,645)	(667,802)	(128,843)
Less: capitalized to policy acquisition costs	(1,092,795)	(1,007,257)	(85,538)
Net amount charged to operating expenses	$3,669,080	$3,778,784	$(109,704)

Commissions to agents/brokers on the Company’s health insurance and daily automobile rental insurance programs decreased $10,933 (23%) to $37,601 and $19,658 (13%) to $126,945 for the three and nine months ended September 30, 2015, respectively, compared to $48,534 and $146,603 for the three and nine months ended September 30, 2014.

Other operating expenses increased $1,356,360 (177%) to $2,120,832 and $1,172,933 (49%) to $3,551,493 for the three and nine months ended September 30, 2015, respectively, compared to $764,472 and $2,378,560 for the three and nine months ended September 30, 2014, respectively. The increase in other operating expenses for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, is due primarily to the $1,287,460 impairment of capitalized computer software costs that was recognized during the three months ended September 30, 2015.

Income tax provision decreased $343,479 (1355%) to an income tax benefit of $318,130 (33% of pre-tax income) and decreased $914,308 (194%) to an income tax benefit of $442,090 (32% of pre-tax income) for the three and nine months ended September 30, 2015, from an income tax expense of $25,349 (44% of pre-tax income) and $472,218 (35% of pre-tax income) for the three and nine months ended September 30, 2014. The income tax provision is primarily related to income before taxes. The calculated tax rate for the nine months ended September 30, 2015, consisted of a federal tax benefit rate of 33% and a state income tax expense rate of approximately 1%. The calculated tax rate for the nine months ended September 30, 2014, consisted of a federal tax expense rate of 34% and a state income tax expense rate of approximately 1%.

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

23 of 26

 The Company’s invested assets consist of the following:

	September 30 2015	December 31 2014	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$29,070,981	$20,064,111	$9,006,870
Short-term cash investments (at cost)	38,251,571	72,259,408	(34,007,837)
Certificates of deposit - over 1 year (at cost)	39,095,000	15,089,000	24,006,000
Total invested assets	$106,417,552	$107,412,519	$(994,967)

There has been no material change in the market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2015, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following is a new risk factor in addition to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014, in response to Item 1A to Part I of Form 10-K.

Development or acquisition of new computer software may not be successfully completed or implemented.

The costs associated with the development or acquisition of new computer software may be impaired if not successfully completed or implemented. Such impairment could adversely impact the Company’s results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended September 30, 2015, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2015, to July 31, 2015	—	—	—	220,465
August 1, 2015, to August 31, 2015	3,925	$9.65	3,925	216,540
September 1, 2015, to September 30, 2015	5,705	$9.74	5,705	210,835
Total	9,630		9,630

24 of 26

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) the condensed notes to unaudited consolidated financial statements.*

* XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

25 of 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: November 6, 2015 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer (Principal Executive Officer)

Date: November 6, 2015 By: /s/ LESTER A. AARON

Lester A. Aaron

Treasurer, Chief Financial Officer (Principal

Accounting and Principal Financial Officer)

26 of 26