Form 10-K
period 2015-12-31
UNICO AMERICAN CORP
filed 2016-03-25
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015	Commission File No. 0-3978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26050 Mureau Road, Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

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

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2015, the last business day of Registrant’s most recently completed second fiscal quarter, was $29,921,651.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2016
Common Stock, $0 Par value per share	5,307,133

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(a) by a date no later than 120 days after December 31, 2015, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

1 of 84

PART I

Item 1. Business.

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, and health insurance through its agency subsidiaries; and provides insurance premium financing and membership association services through its other subsidiaries. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment, the insurance company operation, and other insurance operations. The insurance company operation is conducted through Crusader Insurance Company (Crusader), Unico’s property and casualty insurance company. Revenues from insurance company operation and other insurance operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, are as follows:

	Year ended December 31
	2015		2014		2013
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company operation	$30,420,988	91.4%	$27,466,597	90.1%	$27,806,086	89.3%

Other insurance operations
Gross commissions and fees:
Health insurance program commission income	960,670	2.9%	1,082,412	3.6%	1,233,324	4.0%
Policy fee income	1,706,134	5.1%	1,619,060	5.3%	1,667,102	5.4%
Daily automobile rental insurance program commission	18,408	0.1%	116,160	0.4%	224,180	0.7%
Association operations membership and fee income	88,530	0.3%	100,332	0.3%	114,801	0.4%
Total gross commission and fee income	2,773,742	8.4%	2,917,964	9.6%	3,239,407	10.5%
Investment income	414	—	555	—	1,168	—
Finance fees earned	65,730	0.2%	67,012	0.2%	76,845	0.2%
Other income	3,765	—	18,112	0.1%	7,386	—
Total other insurance operations	2,843,651	8.6%	3,003,643	9.9%	3,324,806	10.7%

Total revenues	$33,264,639	100.0%	$30,470,240	100.0%	$31,130,892	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. Since 2004, all Crusader business has been written in the state of California until June 2014 when Crusader also began writing business in the state of Arizona. During the year ended December 31, 2015, approximately 98% of Crusader’s business was commercial multiple peril policies. Commercial multiple peril policies provide a combination of property and liability coverages for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis. Crusader is domiciled in California; and, as of December 31, 2015, Crusader is licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

2 of 84

Production and Servicing of Policies

Crusader sells its insurance policies through Unifax Insurance Systems, Inc. (Unifax), Crusader’s sister corporation and exclusive general agent. All policies are produced by a network of independent brokers and agents.

Although Crusader plans to continually introduce new products, it did not introduce new products during 2015; instead, in 2015 Crusader implemented product changes such as revised rates, eligibility guidelines, rules and coverage forms. On October 9, 2015, the Company concluded that a charge for impairment of the Company’s capitalized computer software costs, related to a policy administration system contract entered into on November 1, 2012, was required under U.S. generally accepted accounting principles (GAAP). The decision to impair the asset was based on the Company’s beliefs that the software had not achieved and would not be able to achieve the Company’s expected implementation targets and that the Company was unable to renegotiate the terms of its agreement with the software vendor. The Company believes that it will need to make future cash expenditures to replace or upgrade its policy administration system but it is unable to estimate the amount at this time. While the Company’s policy administration system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching or upgrading to a more contemporary platform. The Company is currently evaluating its alternatives. Crusader does not intend to substantially increase its number of appointed retail agents until the Company replaces or upgrades its policy administration system.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon three areas of its operations: (1) product development, (2) improved service to retail brokers, (3) appointment of captive and independent retail agents, and (4) geographical expansion..

Adjusting of Claims

Crusader manages all of its claims with a staff of in-house claim adjusters. This staff adjusts claims and oversees all outside claim services such as attorneys, independent or outside claim adjusters, investigators, and experts as necessary.

Reinsurance

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge Crusader from primary liability under its policies. If the reinsurer fails to meet its obligations, Crusader must nonetheless pay its policy obligations. Crusader’s primary excess of loss reinsurance agreements during the years ended December 31, 2015, 2014 and 2013 are as follows:

Loss Years	Reinsurers	A.M. Best Rating	Retention	Annual Aggregate Deductible

2013 – 2015	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A+ A+	$500,000	$—

In calendar years 2015 and 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

In calendar year 2013, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

3 of 84

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received was subject to return based on future development of ceded losses and loss adjustment expenses. The contingent commission income (loss) recognized was $91,686, $(17,092) and $301,102 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the contingent commission agreements had expired, and all contingent commission income due on these agreements had been recognized. As of December 31, 2015 and 2014, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets was $0 and $77,839, respectively.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions, from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2015 and 2014, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000). In calendar year 2013, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

Crusader has no reinsurance recoverable balances in dispute.

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2015, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of ceded earned premium to the reinsurers was $5,328,639, $5,090,268 and $5,121,233 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

4 of 84

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 2005 through 2014. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate may change as more information becomes known. The Company believes that Crusader’s loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects redundancies in Crusader’s net loss and loss adjustment expense reserves for each of the 2005 through 2014 periods. The gross loss and loss adjustment expense reserves reflect a cumulative redundancy for the 2005 through 2012 periods and a cumulative deficiency for the 2013 and 2014 periods. See discussion of losses and loss adjustment expenses in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Insurance Company Operation.”

When evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts of prior periods; therefore, the cumulative redundancy represents the aggregate change in the estimates over all prior years. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on this table.

5 of 84

CRUSADER INSURANCE COMPANY
ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
Year Ended December 31
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

Reserve for Unpaid Losses and Loss Adjustment Expenses, Net	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582	$39,448,546	$39,233,783	$39,456,610

Paid Cumulative as of
1 Year Later	17,257,218	18,136,957	20,255,356	17,123,126	15,809,062	12,431,401	11,351,147	11,745,141	10,545,020	12,128,214
2 Years Later	30,280,022	32,708,859	34,175,791	27,981,461	24,809,437	19,595,440	17,779,156	18,831,399	19,853,649
3 Years Later	39,459,338	40,477,741	40,878,873	33,327,793	29,641,757	23,297,603	22,916,160	24,258,387
4 Years Later	44,045,638	43,803,412	44,243,160	35,105,657	31,495,691	25,222,399	26,284,075
5 Years Later	45,490,105	45,453,118	45,060,447	36,003,375	32,704,049	26,692,418
6 Years Later	48,502,411	46,048,205	45,811,654	36,865,292	33,205,930
7 Years Later	49,035,550	46,577,491	46,529,380	37,320,640
8 Years Later	49,552,230	47,030,806	46,844,635
9 Years Later	50,006,478	47,344,849
10 Years Later	50,254,118

Reserves Re-estimated as of
1 Year Later	64,064,785	65,958,329	62,748,486	54,883,464	50,841,366	44,900,923	42,149,270	38,641,123	36,139,782	36,789,471
2 Years Later	60,840,795	61,135,905	59,520,345	51,044,229	47,332,499	40,856,252	36,568,583	34,754,945	35,009,728
3 Years Later	57,688,373	56,989,424	56,548,186	47,343,297	43,887,081	35,561,980	33,200,620	33,318,184
4 Years Later	55,381,880	54,055,748	54,131,673	44,479,597	39,135,538	32,678,862	32,286,316
5 Years Later	52,540,959	52,443,534	51,927,804	40,337,061	36,817,185	30,888,052
6 Years Later	51,219,584	50,931,469	48,468,874	38,638,138	35,588,729
7 Years Later	52,482,257	48,219,250	47,449,344	38,027,276
8 Years Later	50,631,560	47,748,694	47,263,548
9 Years Later	50,558,519	47,690,494
10 Years Later	50,524,127

Cumulative Redundancy	$25,711,340	$22,385,936	$19,041,739	$20,811,741	$19,820,816	$18,855,329	$14,225,863	$9,882,398	$4,438,818	$2,444,312

Gross Liability for Unpaid Losses and Loss Adjustment Expenses	$101,914,548	$93,596,117	$94,730,711	$78,654,590	$71,585,408	$61,559,695	$54,486,843	$49,784,725	$43,876,829	$44,396,558	$49,093,571

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(25,679,081)	(23,519,687)	(28,425,424)	(19,815,573)	(16,175,863)	(11,816,314)	(7,974,664)	(6,584,143)	(4,428,283)	(5,162,775)	(9,636,961)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$76,235,467	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582	$39,448,546	$39,233,783	$39,456,610

Gross Liability Re-estimated	$65,413,616	$58,945,238	$58,877,646	$46,262,822	$40,831,603	$35,104,859	$40,507,581	$44,664,594	$47,214,567	$48,217,081
Ceded Liability Re-estimated	(14,889,489)	(11,254,744)	(11,614,098)	(8,235,542)	(5,242,874)	(4,216,807)	(8,221,265)	(11,346,410)	(12,204,839)	(11,427,610)
Net Liability Re-estimated	$50,524,127	$47,690,494	$47,263,548	$38,027,280	$35,588,729	$30,888,052	$32,286,316	$33,318,184	$35,009,728	$36,789,471
Gross Reserve Redundancy (Deficiency)	$36,500,932	$34,650,879	$35,853,065	$32,391,768	$30,753,805	$26,454,836	$13,979,262	$5,120,131	$(3,337,738)	$(3,820,523)

6 of 84

Net Written Premium to Statutory Surplus Ratio

The following table shows, for the periods indicated, Crusader's statutory ratio of net written premium to statutory surplus. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net written premium to statutory surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners (NAIC) provide that such ratio should generally be no greater than 3 to 1.

	Twelve months ended December 31
Statutory Accounting Basis:	2015	2014	2013	2012	2011

Net written premium	$31,029,111	$27,784,290	$26,093,283	$27,391,289	$26,719,847
Statutory surplus	$61,367,728	$63,492,369	$61,411,166	$59,062,170	$67,277,035
Ratio	0.5 to 1	0.4 to 1	0.4 to 1	0.5 to 1	0.4 to 1

Crusader’s results herein are reported in accordance with GAAP. These results differ from Crusader’s financial results reported in accordance with Statutory Accounting Principles (SAP) as prescribed or permitted by insurance regulatory authorities. Crusader is required to file financial statements with insurance regulatory authorities prepared on a SAP basis.

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

Regulation

The insurance company operation is subject to regulation by the California Department of Insurance (CA DOI) and by the insurance departments of other states in which Crusader is licensed. The insurance departments have broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premium, losses, and other purposes. The regulations and supervision by the insurance departments are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance departments may perform market conduct examinations of Crusader to ensure compliance with applicable laws and regulations with respect to rating, underwriting and claims handling practices. The most recent market conduct examination of Crusader was conducted by the CA DOI and covered claims handling practices in California during the period March 1, 2010, through February 28, 2011. The examination report was adopted by the CA DOI on January 11, 2012. All issues identified during the examination were resolved to the satisfaction of the CA DOI and Crusader. None of the issues identified during the examination had any material effect on Crusader. The insurance departments may also conduct periodic financial examinations of Crusader. During 2012, the CA DOI conducted a financial examination of Crusader’s December 31, 2011, statutory financial statements. On June 6, 2013, Crusader was notified that the report of examination was officially filed and became part of the records of the CA DOI. No comments or recommendations were identified in the current report of examination or in the previous report of examination. The CA DOI has scheduled a periodic financial examination of Crusader’s December 31, 2015, statutory financial statements to commence in the second quarter of 2016; the Company does not have an expected date for completion of this examination.

7 of 84

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establish uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2015, was 1,005% of the authorized control level RBC.

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

In 2015, Crusader was outside the usual value on one of the thirteen IRIS ratio tests. IRIS ratio test number 6 considers Crusader’s 2015 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3%. Primarily due to Crusader’s conservative investments, its 2015 investment yield, as computed for IRIS purposes, was 0.2%.

8 of 84

California Insurance Guarantee Association

The California Insurance Guarantee Association (CIGA) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on written premium in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2015, 2014, or 2013 calendar years.

Holding Company Act

Crusader is subject to regulation by the CA DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). Pursuant to the Holding Company Act, the CA DOI may examine the affairs of Crusader at any time. Certain transactions defined to be of an extraordinary type may not be effected without the prior approval of the CA DOI. Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving the lesser of 3% of admitted assets or 25% of statutory surplus as of the preceding December 31. An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's statutory surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year. An insurance company is also required to notify the CA DOI of any dividend after declaration, but prior to payment.

The Holding Company Act also provides that the acquisition or change of control of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the insurance commissioner. In general, a presumption of control arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or a person who controls a California insurance company, such as Crusader. A person seeking to acquire control, directly or indirectly, of the Company must generally file with the insurance commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval. The Company is in compliance with the Holding Company Act.

Rating

Insurance companies are rated to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. These ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time. Ratings focus primarily on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, market segment position and growth opportunities, marketing, sales conduct practices, investment operations, minimum statutory surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

The claims-paying abilities of insurers are rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Claims-paying ratings are important for the marketing of certain insurance products.

In October of 2015, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of stable. In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

9 of 84

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

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. In 2015, Crusader received $93,839 in terrorism coverage premium from approximately 5% of its policyholders. Crusader’s 2015 terrorism deductible was $6,292,738. Crusader’s 2016 terrorism deductible is $6,980,486.

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

Bedford no longer writes new business for the non-affiliated insurance company it previously represented. Bedford entered into a new producer agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under that agreement, Bedford had the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford did not have the authority to bind any risk or commit to any course of action without first obtaining prior written permission from the non-affiliated group of insurance companies. For its services, Bedford received a commission.

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

10 of 84

INVESTMENTS

The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer is $2,000,000. This dollar limitation excludes bond premium paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities are primarily pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of at least P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated, readily marketable and could be liquidated without any materially adverse financial impact.

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

Insurance Premium Financing Operation

The insurance premium financing operation currently finances policies produced only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Since July 2010, AAC has continued to offer 0% financing on policies produced by Unifax for Crusader. The Company monitors the cost of providing this incentive; and, depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time.

Health Insurance Operation

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB provides a variety of health and life insurance products to individuals and groups. These same products are offered by most of our competitors; thus service, reliability and stability are important to obtain and retain customers.

EMPLOYEES

As of March 25, 2016, the Company employed 86 persons of which 85 are full time employees at its facility located in Calabasas, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

Item 1A. Risk Factors.

The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition.

Management divides these risks into three broad categories in assessing how they may affect our financial condition and operating results, as well as our ability to achieve our business objectives:

11 of 84

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

This information is not all encompassing and should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the Securities and Exchange Commission (SEC), as well as news releases and other information the Company publicly disseminates from time to time.

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

Changes in accounting standards issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.

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

The Company may be required to adopt International Financial Reporting Standards (IFRS). The ultimate adoption of such standards could negatively impact its financial condition or results of operations.

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

12 of 84

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

13 of 84

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

As a holding company, Unico does not generate revenue sufficient to pay operating expenses or stockholders’ dividends. Consequently, Unico relies on the ability of its subsidiaries to meet its obligations. The ability of Crusader to pay dividends to Unico is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. The inability of Crusader to pay dividends in an amount sufficient to enable Unico to meet its cash requirements could have a materially adverse effect on the Company’s results of operations, financial condition, and its ability to pay dividends to its shareholders.

A downgrade in the financial strength rating of the insurance company could reduce the amount of business it may be able to write.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models and is subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Any downgrade in Crusader’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a materially adverse effect on the Company’s results of operations and financial position.

14 of 84

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

Investment income is an important component of the Company’s revenues and net income. The ability to achieve investment objectives is affected by factors that are beyond the Company’s control. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Any significant decline in investment income as a result of falling interest rates or general market conditions may have an adverse effect on net income and, as a result, on the Company’s stockholders' equity and statutory surplus.

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

The Company’s insurance business is concentrated in California (99.5%, 99.8% and 100% of direct written premium in 2015, 2014 and 2013, respectively). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events.

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

The insurance industry is the target of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts and the outcomes of which are unpredictable. This litigation can be based on a variety of issues including insurance and claim settlement practices. Although the Company has not been the target of any specific class action lawsuits, it is possible that a lawsuit of this type could have a negative impact on the Company’s business.

The exclusions and limitations in the Company’s policies may not be enforceable.

Many of the Company’s policies include exclusions or other conditions that define and limit coverage, which exclusions and conditions are designed to manage the Company’s exposure to certain types of risks and expanding theories of legal liability. In addition, many of the Company’s policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by the policyholders. While these exclusions and limitations help the Company assess and control its loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. This could result in higher than anticipated losses and loss adjustment expenses by extending coverage beyond the Company’s underwriting intent or increasing the number or size of claims, which could have a material adverse effect on the Company’s operating results. In some instances, these changes may not become apparent until sometime after the Company has issued the insurance policies that are affected by the changes. As a result, the full extent of liability under the Company’s insurance policies may not be known for many years after a policy is issued.

15 of 84

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

16 of 84

The ability of the Company to attract, develop and retain employees and to maintain appropriate staffing levels is critical to the Company’s success.

The Company must hire and train new employees and retain current employees to handle its operations. The failure of the Company to successfully hire and retain a sufficient number of skilled employees could have an adverse effect on the Company’s business.

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

17 of 84

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

Messrs. Erwin Cheldin, Cary L. Cheldin, Lester A. Aaron and George C. Gilpatrick, who hold approximately 52.91% of the voting power of the Company, have agreed to vote the shares of common stock held by each of them so as to elect each of them to the Board of Directors and to vote on all other matters as they may agree. As a result of this agreement, the Company is a “Controlled Company” as defined in the NASDAQ Stock Market (NASDAQ) Listing Rules. A Controlled Company is exempt from the requirements of the NASDAQ Listing Rules requiring that (i) the Company have a majority of independent directors on the Board of Directors, (ii) the Compensation Committee be composed solely of independent directors, (iii) the compensation of the executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors and (iv) director nominees be elected or recommended either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

18 of 84

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On September 26, 2013, Crusader closed escrow on the purchase of land and a building located in Calabasas, California. The real estate consists of a two-story office building located on commercial land. The office building has approximately 46,884 rentable square feet.

On September 7, 2014, a lease from a single tenant occupying approximately 32,403 square feet of the Calabasas building ended, and the tenant has vacated the premises. The Company moved its home office into this vacated space on October 9, 2015.

As of December 31, 2015, 10,292 square feet of the Calabasas building was leased to non-affiliated entities, and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

Prior to October 9, 2015, the Company occupied approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the Woodland Hills building. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provided for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014, and the lease continued thereafter on a month-to-month basis. The Company believes that at the inception of the lease agreement, and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilized for its own operations 100% of the space it leased at the Woodland Hills building. The Company also leased storage space from Erwin Cheldin. Depending on usage, storage space rental was estimated to be approximately $15,000 annually. The total rent for the Woodland Hills building was $406,796, $501,258 and $500,770 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s month-to-month lease of the home office in Woodland Hills, California, ended on October 15, 2015.

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

19 of 84

On October 9, 2015, the Company filed a lawsuit in the United States District Court for the Central District of California against a software vendor, Insurance Systems, Inc. (ISI). Causes of action stated in the lawsuit included fraudulent inducement and intentional misrepresentation, negligent misrepresentation, negligence, violation of business and professional code, breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of contract and breach of implied covenant of good faith and fair dealings. The lawsuit sought an unspecified amount in monetary damages plus punitive damages against ISI. The Company intends to pursue the litigation against ISI until final adjudication or until a reasonable settlement can be reached.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM." The high and low sales prices for each quarterly period in the two most recent fiscal years are as follows:

	High	Low
Quarter Ended	Price	Price

March 31, 2014	$13.67	$12.57
June 30, 2014	$13.45	$12.51
September 30, 2014	$13.30	$11.88
December 31, 2014	$12.59	$10.91

March 31, 2015	$12.08	$8.23
June 30, 2015	$12.04	$10.15
September 30, 2015	$13.76	$8.35
December 31, 2015	$10.82	$8.15

As of March 25, 2016, the number of shareholders of record of the Company's common stock was 275. That number does not include beneficial owners of the Company’s common stock held in the name of nominees.

There were no cash dividends declared or paid by the Company in the years ending December 31, 2015 and 2014. The Company considers its profitability, cash requirements and other factors prior to the declaration of cash dividends. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”). Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2015, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2016 is $6,136,773.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2015, and December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 197,467 and 222,669 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 25,202 shares of stock during the twelve months ended December 31, 2015, in unsolicited transactions at a cost of $242,314 of which $12,385 was allocated to capital and $229,929 was allocated to retained earnings. The Company did not repurchase any stock during the twelve months ended December 31, 2014. The Company has or will retire all stock repurchased.

20 of 84

The following table sets forth certain information with respect to purchases of common stock of the Company during the quarter ended December 31, 2015, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2015, through October 31, 2015	—	$—	—	210,835
November 1, 2015, through November 30, 2015	3,701	9.32	3,701	207,134
December 1, 2015, through December 31, 2015	9,667	9.30	9,667	197,467
Total	13,368	$9.31	13,368	197,467

Performance Graph.

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and peer groups consisting of all NASDAQ property and casualty companies and all fire, marine and casualty companies (Standard Industrial Classification Code 6331). The comparison assumes $100.00 was invested on December 31, 2010, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Unico American Corp.	100.00	131.84	151.91	159.12	137.38	119.97
NASDAQ Stock Market (US)	100.00	100.51	118.87	165.68	191.04	205.76
NASDAQ Insurance Index	100.00	104.14	122.13	161.20	168.50	183.31
6331 - Fire, Marine & Casualty Insurance	100.00	95.13	119.67	138.28	169.98	164.19

21 of 84

Item 6. Selected Financial Data.

	Year ended December 31
	2015	2014	2013	2012	2011

Total revenues	$33,264,639	$30,470,240	$31,130,892	$32,756,570	$34,576,701
Total expenses	$34,999,597	$29,173,735	$29,890,117	$29,901,534	$28,826,533
Income (loss) before taxes	$(1,734,958)	$1,296,505	$1,240,775	$2,855,036	$5,750,168
Net income (loss)	$(1,182,870)	$846,361	$603,668	$1,953,728	$3,739,876
Basic earnings (loss) per share	$(0.22)	$0.16	$0.11	$0.37	$0.70
Diluted earnings (loss) per share	$(0.22)	$0.16	$0.11	$0.36	$0.70
Cash dividends per share	—	—	—	$1.20	—
Total assets	$140,170,435	$136,015,569	$132,853,188	$140,008,026	$150,375,045
Stockholders’ equity	$70,342,072	$71,775,094	$70,896,255	$70,396,565	$75,848,315

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

The Company’s net income (loss) was $(1,182,870), $846,361 and $603,668 for the years ended December 31 2015, 2014 and 2013, respectively.

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 91% of the Company’s total revenue for the year ended December 31, 2015. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

22 of 84

Insurance Company Operation

As of December 31, 2015, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon and Washington. Since 2004, all of Crusader’s business was written in the state of California until June 2014 when the Company also began writing business in the state of Arizona. During the year ended December 31, 2014, 98% of Crusader’s business was commercial multi-peril policies. In October of 2015, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

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

The following is a reconciliation of net written premium to net earned premium:

	Year ended December 31
	2015	2014	2013

Net written premium	$31,029,111	$27,784,290	$26,093,283
Change in net unearned premium	(1,455,315)	(1,140,867)	769,024
Net earned premium	$29,573,796	$26,373,423	$26,862,307

For the year ended December 31, 2015, direct written premium as reported on Crusader’s statutory financial statement was $36,374,509 compared to $32,810,088, for the year ended December 31, 2014, an increase of $3,564,421 (11%). For the year ended December 31, 2014, direct written premium as reported on Crusader’s statutory financial statement was $32,810,088 compared to $31,214,091, for the year ended December 31, 2013, an increase of $1,595,997 (5%). The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon four areas of its operations: (1) product development, (2) improved service to retail brokers, (3) appointment of captive and independent retail agents, and (4) geographical expansion. While the Company’s policy administration system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching or upgrading to a more contemporary platform. The Company is currently evaluating its alternatives. Crusader does not intend to substantially increase its number of appointed retail agents until the Company replaces its policy administration system.

For the year ended December 31, 2015, 99.5% and 0.5% of direct written premium was produced in California and Arizona, respectively. For the year ended December 31, 2014, 99.8% and 0.2% of direct written premium was produced in California and Arizona, respectively.

The insurance company operation underwriting profitability is defined by pre-tax underwriting profit which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs. Crusader’s underwriting profit (before income taxes) is as follows:

23 of 84

	Year ended December 31
	2015	2014	2013

Net written premium	$31,029,111	$27,784,290	$26,093,283
Net change in unearned premium	(1,455,315)	(1,410,867)	769,024
Net earned premium	29,573,796	26,373,423	26,862,307
Less:
Losses and loss adjustment expenses	19,163,316	14,617,118	16,089,175
Policy acquisition costs	6,465,232	5,986,108	6,032,127
Total	25,628,548	20,603,226	22,121,302

Underwriting profit (before income taxes)	$3,945,248	$5,770,197	$4,741,005

The combined ratio is the sum of (1) the net ratio of losses and loss adjustment expenses incurred (including a provision for IBNR to net earned premium (loss ratio) and (2) the ratio of policy acquisition costs to net earned premium (expense ratio). If the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, the company has an underwriting loss.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP:

	Year ended December 31
	2015	2014	2013

Loss ratio	65%	55%	60%
Expense ratio	22%	23%	22%
Combined ratio	87%	78%	82%

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2015	2014	2013
Losses and loss adjustment expenses
Provision for insured events of current year	$21,607,628	$17,925,882	$20,648,634
Decrease in provision for events of prior years	(2,444,312)	(3,308,764)	(4,559,459)
Total losses and loss adjustment expenses	$19,163,316	$14,617,118	$16,089,175

Other Insurance Operations

The Company’s other insurance operations generate commissions and fees from various insurance products. The events that have the most significant economic impact are as follows:

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the Company’s consolidated financial statements. Policy fee income for the year ended December 31, 2015, increased $87,074 (5%) as compared to the prior year. The policy fee income is earned ratably over the life of related insurance policies.

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

24 of 84

AIB’s commissions decreased $121,742 (11%) for the year ended December 31, 2015, as compared to 2014 as a result of decreases in the number of group accounts it underwrites and decreases in commission rates on individual and group policies. AAQHC, a membership association and third party administrator, saw its fee income decrease $11,802 (12%) for the year ended December 31, 2015, as compared to 2014 as a result of a decrease in membership. AAQHC membership is primarily comprised of individuals included in group accounts.

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Since July 2010, AAC has offered 0% financing on policies written by Unifax for Crusader as a promotion to increase the sale of Crusader policies. The Company monitors the cost of providing this incentive, and, depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time. AAC issued 3,314, 3,278 and 3,281 loans in 2015, 2014 and 2013, respectively. Revenue earned in 2015 and 2014 consisted entirely of late fees and other miscellaneous fees charged. The average policy premium financed by AAC was $3,733, $3,492 and $3,276 in 2015, 2014 and 2013, respectively.

The daily automobile rental insurance program is produced by Bedford Insurance Services, Inc. Bedford received commission income from a non-affiliated insurance company based on written premium. Bedford no longer writes new business for the non-affiliated insurance company it previously represented. Bedford entered into a new producer agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under that agreement, Bedford had the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford did not have the authority to bind any risk or commit to any course of action without first obtaining prior written permission from the non-affiliated group of insurance companies. For its services, Bedford received a commission. Commission income in the daily automobile rental insurance program decreased $97,752 (84%) in 2015 as compared to 2014. The decrease in commission income is primarily due to a continued decline in written premium in this program from the non-affiliated insurance companies that it previously represented. The Company no longer actively markets this program.

Investments and Liquidity

The Company generates revenue from its total invested assets of approximately $97.8 million (at amortized cost) as of December 31, 2015 and $107.4 million (at amortized cost) as of December 31, 2014. Investment income, excluding realized investment losses, for the year ended December 31, 2015, increased $317,626 (196%) as compared to the year ended December 31, 2014. The increase in investment income was primarily due to an increase in the Company’s annualized yield on average invested assets to 0.47% in 2015 from 0.15% in 2014. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments that provide a higher yield. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

The weighted average maturity of the Company’s fixed maturity investments was 1.5 years, 1.8 years and 1.6 years as of December 31, 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources

The Company reported net cash used by operating activities for each of the years ended December 31, 2015 and 2013 and net cash provided by operating activities for the year ended December 31, 2014.  Cash used by operating activities in 2015 was $7,980,958 compared to cash provided by operating activities in 2014 of $2,468,186.  Cash provided by operating activities in 2014 was $2,468,186 compared to cash used in operating activities in 2013 of $4,108,304.

The change in cash flows from operating activities is primarily attributable to the increase in loss and loss adjustment expense payments. Contributing to the use of cash for the year ended December 31, 2015, was a $7,924,178 cash deposit by Crusader in lieu of an appeal bond placed with the Los Angeles Superior Court on December 28, 2015. This cash deposit was required to appeal a judgment which was finalized in December 2015 on a Crusader policy liability claim. In March 2016, an additional judgment on the same case for plaintiff’s attorney fees and costs was finalized, which the Company is also appealing. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance.

25 of 84

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash and investments (at amortized cost) of the Company at December 31, 2015, were $98,178,025 compared to $107,721,681 at December 31, 2014.  Crusader's cash and investments were 99% of the total cash and investments held by the Company as of December 31, 2015 and 2014.

As of December 31, 2015, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds.  The Company’s investments in U.S treasury securities and money market funds are readily marketable.  The weighted average maturity of the Company’s investments is approximately 1.5 years.

The Company's investments are as follows:

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%

Fixed maturities (at amortized cost)
U.S. treasury securities	$24,075,727	29	$20,064,111	57
Certificates of deposit	58,127,000	71	15,089,000	43
Total fixed maturity investments	82,202,727	100	35,153,111	100

Short-term cash investments (at cost)
U.S. treasury bills	9,987,803	64	69,968,988	97
U.S. government money market fund	3,357,842	21	1,450,451	2
Certificates of deposit	1,346,000	9	—	—
Bank money market accounts	947,395	6	838,207	1
Bank savings accounts	1,763	—	1,762	—
Total short-term cash investments	15,640,803	100	72,259,408	100

Total investments	$97,843,530		$107,412,519

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

The Company’s investment guidelines on equity securities limit investments in equity securities to an aggregate maximum of $2,000,000. The Company’s investment guidelines on fixed maturities limit those investments to high-grade obligations with a maximum term of 8 years. The maximum investment authorized in any one issuer is $2,000,000. This dollar limitation excludes bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. When the Company invests in fixed maturity municipal securities, preference is given to issues that are pre-refunded and secured by U.S. treasury securities. The short-term investments are either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of at least P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities are rated, readily marketable and could be liquidated without any materially adverse financial impact.

26 of 84

The investment marketplace in general, and in certain asset classes specifically, has been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and continued throughout 2015. The Company’s fixed maturity (amortized cost) investment portfolio as of December 31, 2015, consisted of 29% U.S. treasury securities and 71% FDIC insured certificates of deposit.

Crusader's statutory capital and surplus as of December 31, 2015, was $61,367,728, a decrease of $2,124,641 (3%) from December 31, 2014. Crusader's statutory capital and surplus as of December 31, 2014, was $63,492,369, an increase of $2,081,203 (3%) from December 31, 2013. In the year ending December 31, 2015, Crusader issued a cash dividend of $3,000,000 to Unico, its parent and sole shareholder. In 2015, the dividend was used primarily for general corporate purposes. No cash dividends were issued by Crusader in 2014. Based on Crusader’s statutory surplus for the year ended December 31, 2015, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2016 is $6,136,773.

During the years ended December 31, 2015 and 2014, no cash dividends were declared or issued by the Company to its shareholders. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2015, and December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 197,467 and 222,669 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 25,202 shares of stock during the twelve months ended December 31, 2015, in unsolicited transactions at a cost of $242,314 of which $12,385 was allocated to capital and $229,929 was allocated to retained earnings. The Company did not repurchase any stock during the twelve months ended December 31, 2014. The Company has or will retire all stock repurchased.

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and a fourth individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000 and that person has not filed for bankruptcy. The claim against the fourth individual was resolved. The Company collected $0 and $75,000 during the years ended December 31, 2015, and 2014, respectively. As of December 31, 2015 and 2014, the agent’s balance due to Unifax was $1,181,272. As of December 31, 2015 and 2014, the Company’s bad debt reserve associated with this matter was $1,181,272 which represents approximately 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at December 31, 2015, the Company continues to pursue collection of the judgments from the three principals. Bad debt expense was $(1,460) and $255,299 and $(50,792) for the years ended December 31, 2015, 2014 and 2013, respectively.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at year end, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Trust restrictions on cash and short-term investments were $0 and $112,008 at December 31, 2015 and December 31, 2014, respectively.

27 of 84

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2015, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years

Loss and loss adjustment expense reserves*	$49,093,571	$20,967,195	$20,981,842	$5,586,707	$1,557,827
Total	$49,093,571	$20,967,195	$20,981,842	$5,586,707	$1,557,827

*Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive payment due dates, and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

Results of Operations

General

Total revenue was $33,264,639, $30,470,240 and $31,130,892 for the years ended December 31, 2015, 2014 and 2013, respectively. This represents an increase of $2,794,399 (9%) for the 2015 year compared to the 2014 year and a decrease of $660,652 (2%) for the 2014 year compared to the 2013 year. The Company had net loss of $1,182,870 for the year ended December 31, 2015 and net income of $846,361 and $603,668 for the years ended December 31, 2014 and 2013, respectively. This represents a decrease of $2,029,231 (240%) for the 2015 year compared to the 2014 year and an increase of $242,693 (40%) for the 2014 year compared to the 2013 year.

For the year ended December 31, 2015, the Company had loss before taxes of $1,734,958 compared to income before taxes of $1,296,505 for the year ended December 31, 2014, a decrease of $3,031,463 (234%). This decrease in income before taxes was primarily due to increased losses and loss adjustment expenses and the impairment of the Company’s capitalized computer software costs, partially offset by the increase in revenues.

For the year ended December 31, 2014, the Company had income before taxes of $1,296,505 compared to income before taxes of $1,240,775 for the year ended December 31, 2013, an increase of $55,730 (4%).

The effect of inflation on the Company’s net income during the years ended December 31, 2015, 2014 and 2013 was not significant.

The Company derives revenue from various sources as discussed below:

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2015	2014	2013

Direct written premium	$36,374,509	$32,810,088	$31,214,091
Net written premium (net of reinsurance ceded)	$31,029,111	$27,784,290	$26,093,283
Direct earned premium before reinsurance ceded	$34,902,435	$31,463,691	$31,983,540
Net earned premium (net of reinsurance ceded)	$29,573,796	$26,373,423	$26,862,307
Losses and loss adjustment expenses	$19,163,316	$14,617,118	$16,089,175
Gross unpaid losses and loss adjustment expenses	$49,093,571	$44,396,558	$43,876,829
Net unpaid losses and loss adjustment expenses	$39,456,610	$39,233,783	$39,448,546

Crusader’s primary line of business is commercial multi-peril policies. This line of business represented approximately 98% of Crusader’s total written premium for the years ended December 31, 2015, 2014 and 2013.

28 of 84

Since 2004, all Crusader business has been written in the state of California until June 2014 when the Crusader also began writing business in the state of Arizona. For the year ended December 31, 2015, 99.5% and 0.5% of direct written premium was produced in California and Arizona, respectively. As of December 31, 2015, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Crusader Premium

For the year ended December 31, 2015, direct written premium, as reported on Crusader’s statutory financial statement, was $36,374,509 compared to $32,810,088 for the year ended December 31, 2014, an increase of $3,564,421 (11%). The rise in written premium in 2015 of 11% compared to 2014 is not attributable to any material single event.

For the year ended December 31, 2014, direct written premium, as reported on Crusader’s statutory financial statement, was $32,810,088 compared to $31,214,091 for the year ended December 31, 2013, an increase of $1,595,997 (5%). The rise in written premium in 2014 of 5% compared to 2013 is not attributable to any material single event.

Crusader writes annual policies and, therefore, earns written premium daily over the one-year policy term.

In the year ended December 31, 2015, earned premium before reinsurance increased $3,438,744 (11%) to $34,902,435 compared to $31,463,691 for the year ended December 31, 2014. In the year ended December 31, 2014, earned premium before reinsurance decreased $519,849 (2%) to $31,463,691 compared to $31,983,540 for the year ended December 31, 2013. The fluctuation in earned premium before reinsurance is directly related to the fluctuation in direct written premium.

Ceded earned premium for the year ended December 31, 2015, increased $238,371 (5%) to $5,328,639 compared to $5,090,268 for the year ended December 31, 2014. Ceded earned premium for the year ended December 31, 2014, decreased $30,965 (less than 1%) to $5,090,268 compared to $5,121,233 for the year ended December 31, 2013.

Ceded earned premium as a percentage of direct earned premium was 15% in 2015, 16% in 2014 and 2013. The ceded earned premium as a percentage of direct earned premium is relatively unchanged as there were no major modifications to Crusader’s excess of loss treaties.

In calendar years 2015 and 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

In calendar year 2013, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received was subject to return based on future development of ceded losses and loss adjustment expenses. The contingent commission income (loss) recognized was $91,686, $(17,092) and $301,102 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the contingent commission agreements had expired, and all contingent commission income due on these agreements had been recognized. As of December 31, 2015 and 2014, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets was $0 and $77,839, respectively.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2015, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

29 of 84

	Year ended December 31
	2015	2014	2013

Direct earned premium	$34,902,435	$31,463,691	$31,983,540
Ceded earned premium	(5,328,639)	(5,090,268)	(5,121,233)
Net earned premium	$29,573,796	$26,373,423	$26,862,307

Ratio of ceded earned premium to direct earned premium	15%	16%	16%

Losses and Loss Adjustment Expenses

Crusader’s emerging loss ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve review process. Net losses and loss adjustment expenses for the calendar years ended December 31, 2015, 2014 and 2013 were $19,163,316, $14,617,118 and $16,089,175, respectively.

Losses and loss adjustment expenses and loss ratios are as follows:

	Year ended December 31
	2015	2014	2013

Net earned premium	$29,573,796	$26,373,423	$26,862,307

Net losses and loss adjustment expenses:
Provision for insured events of current accident year	21,607,628	17,925,882	20,648,634
Decrease in provision for events of prior accident years	(2,444,312)	(3,308,764)	(4,559,459)
Total net losses and loss adjustment expenses	$19,163,316	$14,617,118	$16,089,175

Loss ratios	65%	55%	60%

As indicated in the above table, the calendar year loss ratio for the year ended December 31, 2015, increased to 65% from 55% in 2014, and decreased to 55% in 2014 from 60% in 2013. The increase in the 2015 loss ratio when compared to 2014 and 2013 was primarily due to an increase in the provision for insured events of the current year as a percent of net earned premium. The provision for insured events of the current year as a percent of net earned premium was 73%, 68% and 77% for the years ended December 31, 2015, 2014 and 2013, respectively.

The amount of favorable development recognized during the year ended December 31, 2015, decreased $864,452 (26%) to $2,444,312 from $3,308,764 in 2014. The amount of favorable development recognized during the year ended December 31, 2014, decreased $1,250,695 (27%) to $3,308,764 from $4,559,459 in 2013. The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods The variability of Crusader’s losses and loss adjustment expenses for the periods presented is due primarily to the small population of Crusader’s claims, which may result in greater fluctuations in claim frequency and/or severity. The favorable (adverse) development by accident year is as follows:

	Year ended
	December 31, 2015		December 31, 2014		December 31, 2013
Accident Year	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	%of Total	Favorable (Adverse) Development	% of Total

Prior to 2006	$34,394	2%	$73,042	2%	$1,850,694	41%
2006	23,808	1%	397,515	12%	861,522	19%
2007	127,596	5%	548,974	17%	746,701	16%
2008	425,067	17%	679,388	21%	683,604	15%
2009	617,597	25%	619,432	19%	609,006	13%
2010	562,358	23%	564,765	17%	542,728	12%
2011	(876,504)	(36)%	484,846	14%	286,411	6%
2012	522,453	21%	518,217	15%	(1,021,207)	(22)%
2013	(306,707)	(12)%	(577,415)	(17)%	—	—
2014	1,314,250	54%	—	—	—	—
Total prior accident years	$2,444,312	100%	$3,308,764	100%	$4,559,459	100%

30 of 84

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

Based on the loss and loss adjustment expense reserve estimates as of December 31, 2015, the estimated ultimate loss ratio is within five percentage points of the initial expected loss ratio in 9 of Crusader’s 31 years. Since Crusader’s net earned premium in 2015 was $29,573,796, a difference between the accident year 2015 actual and initial expected loss ratios of only five percentage points will or may ultimately impact losses and loss adjustment expenses by $1,478,690. The estimated ultimate loss ratio is within ten percentage points of the initial expected loss ratio in 14 of Crusader’s 31 years. A ten percentage point difference between the accident year 2015 actual and the initial expected loss ratios will ultimately impact losses and loss adjustment expenses by $2,957,380. The estimated ultimate loss ratio is within twenty percentage points of the initial expected loss ratio in 24 of Crusader’s 31 years. A twenty percentage point difference between the accident year 2015 actual and the initial expected loss ratios will ultimately impact losses and loss adjustment expenses by $5,914,759.

Loss and Loss Adjustment Expense Reserves

Crusader's liability for unpaid loss and loss adjustment expense reserves consists of case reserves and reserves for IBNR claims. Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported and are subsequently revised as more information about a claim becomes known. IBNR is estimated using various actuarial methods and techniques and includes (1) reserves for losses and loss adjustment expenses on claims that have occurred but for which claims have not yet been reported to Crusader, and (2) a provision for expected future development on case reserves for information not currently known.

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2015	2014	2013

Direct reserves:
Case reserves	$17,991,121	$14,983,886	$12,773,733
IBNR reserves	31,102,450	29,412,672	31,103,096
Total direct reserves	$49,093,571	$44,396,558	$43,876,829

Reserves net of reinsurance:
Case reserves	$14,696,913	$13,045,290	$11,707,102
IBNR reserves	24,759,697	26,188,493	27,741,444
Total net reserves	$39,456,610	$39,233,783	$39,448,546

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2015		2014		2013

Commercial multiple peril	$48,167,640	98.1%	$43,457,425	97.9%	$42,778,814	97.5%
Other liability	889,867	1.8%	911,633	2.0%	1,022,463	2.3%
Other	36,064	0.1%	27,500	0.1%	75,552	0.2%
Total	$49,093,571	100.0%	$44,396,558	100.0%	$43,876,829	100.0%

The Company‘s consolidated financial statements include estimated reserves for both reported and unreported claims. The Company sets these reserves at each quarterly balance sheet date based upon management’s best estimate of the ultimate loss and loss adjustment expense payments that it anticipates will be made to settle all reported and unreported claims.

31 of 84

Roll forward of loss and loss adjustment expense reserves.

The following table is a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Year ended December 31
	2015	2014	2013

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$39,233,783	$39,448,546	$43,200,582

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	21,607,628	17,925,882	20,648,634
Decrease in provision for events of prior years	(2,444,312)	(3,308,764)	(4,559,459)
Total incurred losses and loss adjustment expenses	19,163,316	14,617,118	16,089,175

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	6,812,275	4,286,861	8,096,070
Losses and loss adjustment expenses attributable to insured events of prior years	12,128,214	10,545,020	11,745,141
Total payments	18,940,489	14,831,881	19,841,211

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	39,456,610	39,233,783	39,448,546

Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	9,636,961	5,162,775	4,428,283
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$49,093,571	$44,396,558	$43,876,829

Crusader’s net loss and loss adjustment expense reserve was $39,456,610 as of December 31, 2015. Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.

If future development ultimately ends up being five percent different than Crusader’s 2015 net reserve, approximately $2.0 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. If future development ultimately ends up being ten percent different than Crusader’s 2015 net reserve, approximately $3.9 million would be reflected in future periods as an increase or decrease in the provision for events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.

Other Insurance Operations

Health Insurance Program

Commission income from health insurance sales is as follows:

	Year ended December 31
	2015	2014	2013

Commission income	$960,670	$1,082,412	$1,233,324

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premium that it writes. Commission income for the year ended December 31, 2015, decreased $121,742 (11%) compared to the year ended December 31, 2014. Commission income for the year ended December 31, 2013, decreased $150,912 (12%) compared to the year ended December 31, 2013. The decrease in commission income in each of the years presented is a result of decreases in the number of group accounts it underwrites and commission income on individual and group policies due primarily to the Patient Protection and Affordable Care Act. In 2015, approximately 39% and 40% of the $960,670 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust, health and life insurance programs, respectively. In 2014, approximately 38% and 39% of the $1,082,412 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust, health and life insurance programs, respectively.

32 of 84

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2015	2014	2013

Membership and fee income	$88,530	$100,332	$114,801

Membership and fee income for the year ended December 31, 2015, decreased $11,802 (12%) compared to the year ended December 31, 2014. Membership and fee income for the year ended December 31, 2014, decreased $14,469 (13%) compared to the year ended December 31, 2013. The decrease for each of the years presented is a result of a decrease in the number of association members primarily due to increased competition.

Policy Fee Income

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the Company’s consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy and are proportionate to premium earned. The unearned portion of the policy fee is recorded as a liability on the consolidated balance sheet under “Accrued Expenses and Other Liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the Company’s consolidated financial statements. Unifax’s policy fee income is as follows:

	Year ended December 31
	2015	2014	2013

Policy fee income	$1,706,134	$1,619,060	$1,667,102
Policies issued	9,938	9,501	9,459

Policy fee income for the year ended December 31, 2015, increased $87,074 (5%) as compared to the year ended December 31, 2014. Policy fee income for the year ended December 31, 2014, decreased $48,042 (3%) as compared to the year ended December 31, 2013. The 5% increase in policy fee income is primarily a result of a 437 (5%) increase in the number of policies issued during 2015 as compared to 2014.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program was produced by Bedford for a non-affiliated insurance company.

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2015	2014	2013

Rental program commission	$1,821	$83,423	$165,436
Contingent commission	16,587	32,737	58,744
Total commission income	$18,408	$116,160	$224,180

The daily automobile rental insurance program commission income for the year ended December 31, 2015, decreased $97,752 (84%) compared to the year ended December 31, 2014. For the year ended December 31, 2014, commission income decreased $108,020 (48%) compared to the year ended December 31, 2013. Bedford receives a commission from a non-affiliated insurance company based on written premium. Bedford no longer writes new business for the non-affiliated insurance company it previously represented. Bedford entered into a new producer agreement effective June 1, 2013, with a non-affiliated group of insurance companies. Under that agreement, Bedford had the authority to solicit and refer to these companies its daily automobile rental insurance policy submissions. Bedford did not have the authority to bind any risk or commit to any course of action without first obtaining prior written permission from the non-affiliated group of insurance companies. For its services, Bedford received a commission. The decrease in commission income is primarily due to a continued decline in written premium in this program from the non-affiliated insurance companies that it previously represented. The Company no longer actively markets this program.

33 of 84

Premium Finance Program

The insurance premium financing operation currently finances policies produced only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Effective July 20, 2010, AAC reduced the interest rate charged on premium financed to 0% in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive, and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time. Income generated by AAC consists of late fees, returned check fees and payment processing fees.

Finance fees earned from financing policies are as follows:

	Year ended December 31
	2015	2014	2013

Finance fees earned	$65,730	$67,012	$76,845
Loans issued	3,314	3,278	3,281

The finance fees earned for the year ended December 31, 2015, decreased $1,282 (2%) to $65,730 compared to the year ended December 31, 2014. For the year ended December 31, 2014, finance fees earned decreased $9,833 (13%) compared to the year ended December 31, 2013. The decrease in fees earned during the years presented compared to the prior year period is primarily a result of fewer late fees earned during the periods.

Loans issued increased by 36 (1%) during 2015 when compared to 2014 and decreased by 3 (less than 1%) during 2014 when compared to 2013. The average premium financed by AAC was $3,733, $3,492 and $3,276 in 2015, 2014 and 2013, respectively. During 2015, 41% of all Unifax policies were financed and 82% of those policies were financed by AAC. During 2014, 42% of all Unifax policies were financed and 83% of those policies were financed by AAC.

Investment Income and Net Realized Losses

Investment income, excluding net realized losses, is as follows:

	Year ended December 31
	2015	2014	2013

Average invested assets* – at amortized cost	$102,628,025	$106,582,200	$112,726,170

Interest income:
Insurance company operation	$478,950	$161,183	$331,829
Other insurance operations	414	555	1,168
Total investment income	$479,364	$161,738	$332,997

Yield on average invested assets	0.47%	0.15%	0.30%

*The average is based on the beginning and ending balances of the amortized cost of the invested assets for each respective year.

In the year ended December 31, 2015, the Company’s average invested assets (at amortized value) decreased $3,954,175 (4%) compared to the year ended December 31, 2014. In the year ended December 31, 2015, investment income earned, excluding realized losses, increased $317,626 (196%) compared to the year ended December 31, 2014. The yield on average invested assets increased to 0.47% in 2015 from 0.15% in 2014. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments that provide a higher yield. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2015, was 1.5 years compared to 1.8 years as of December 31, 2014. The Company’s invested assets (at amortized value) as of December 31, 2015, were $97,843,530 as compared to $107,412,519 as of December 31, 2014.

34 of 84

In the year ended December 31, 2014, the Company’s average invested assets (at amortized value) decreased $6,143,970 (5%) compared to the year ended December 31, 2013. In the year ended December 31, 2014, investment income earned, excluding realized losses, decreased $171,259 (51%) compared to the year ended December 31, 2013. The yield on average invested assets decreased to 0.15% in 2014 from 0.30% in 2013. The decrease in the yield on average invested assets is primarily the result of a decrease in the average return on new and reinvested assets in the Company’s investment portfolio. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2014, was 1.8 years compared to 1.6 years as of December 31, 2013. The Company’s invested assets (at amortized value) as of December 31, 2014, were $107,412,519 as compared to $105,751,880 as of December 31, 2013.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2015, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2016	$18,123,000	$18,119,689	$18,115,190	0.65%
December 31, 2017	51,580,000	51,558,862	51,522,968	0.83%
December 31, 2018	12,276,000	12,276,176	12,275,133	1.22%
December 31, 2019	248,000	248,000	248,000	2.15%
Total	$82,227,000	$82,202,727	$82,161,291	0.86%

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31, 2015		December 31, 2014
Type of Security	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. treasury securities	$24,075,727	$24,034,291	$20,064,111	$20,069,556
Certificates of deposit	58,127,000	58,127,000	15,089,000	15,089,000
Total fixed maturity investments	82,202,727	82,161,291	35,153,111	35,158,556
Short-term cash investments	15,640,803	15,640,803	72,259,408	72,259,408
Total investments	$97,843,530	$97,802,094	$107,412,519	$107,417,964

The Company had three U.S. treasury securities in an unrealized loss position for a continuous period of less than twelve months and two U.S. treasury securities in an unrealized loss position for a continuous period of more than twelve months as of December 31, 2015. The Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than twelve months and one U.S. treasury security in an unrealized loss position for a continuous period of more than twelve months as of December 31, 2014.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company does not have the intent to sell its fixed maturity investments. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.

During the year ended December 31, 2015, the Company sold 22 certificates of deposit with an amortized cost of $5,478,000. The Company realized an investment loss of $7,251 on the sale. Proceeds of the sale of these securities were used to fund the $7,924,178 cash deposit by Crusader in lieu of an appeal bond placed with the Los Angeles Superior Court on December 28, 2015. This cash deposit was required to appeal a judgment which was finalized in December 2015 on a Crusader policy liability claim. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance.

35 of 84

The Company did not sell any fixed maturity investments in the years ended December 31, 2014 and 2013. There were no realized investment gains or losses in the years ended December 31, 2014 and 2013.

Other Income

Other income from insurance company operation and other insurance operations is primarily comprised of miscellaneous items not relevant to the primary income statement captions.

	Year ended December 31
	2015	2014	2013

Other income from insurance company operation and other insurance operations	$379,258	$950,103	$619,336

Other income from insurance company operation and other insurance operations decreased of $570,845 (60%) in the year ended December 31, 2015, when compared to year ended December 31, 2014. The decrease was primarily the result of a decrease of $620,357 (76%) in rental income received by Crusader from the office building located in Calabasas, California, due to a major tenant vacating the building on September 7, 2014; the tenant occupied approximately 32,403 square feet. This vacated space was subsequently occupied by the Company on October 9, 2015. This decrease was partially offset by $108,778 (636%) increase in the contingent commission the Company recognized on the Company’s 2003, 2004 and 2006 excess of loss reinsurance treaties.

The increase of $330,767 (53%) in other income from insurance company operation and other insurance operations for the year ended December 31, 2014, when compared to year ended December 31, 2013, is primarily the result of an increase of $551,694 (209%) in rental income received by Crusader from the office building located in Calabasas, California, that was purchased on September 26, 2013. This increase was offset by the decrease of $318,194 (106%) in the contingent commission the Company recognized on the Company’s 2003, 2004 and 2006 excess of loss reinsurance treaties.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2015	2014	2013

Policy acquisition costs	$6,465,232	$5,986,108	$6,032,127
Ratio to net earned premium (GAAP ratio)	22%	23%	22%

Policy acquisition costs consist of commissions, premium taxes, inspection fees and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premium is earned. Policy acquisition costs increased $479,124 (8%) in the year ended December 31, 2015, compared to the year ended December 31, 2014, due primarily to an increase in premium volume. Policy acquisition costs decreased $46,019 (less than 1%) in the year ended December 31, 2014, compared to the year ended December 31, 2013, due primarily to lower deferred underwriting expenses.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2015	2014	2013

Total salaries and employee benefits incurred	$7,469,342	$7,293,879	$7,277,017
Less: Charged to losses and loss adjustment expenses	(1,120,602)	(955,003)	(910,895)
Capitalized to policy acquisition costs	(1,495,579)	(1,346,745)	(1,355,412)
Net amount charged to operating expenses	$4,853,161	$4,992,131	$5,010,710

36 of 84

Total salaries and employee benefits incurred for the year ended December 31, 2015, increased $175,463 (2%) compared to the year ended December 31, 2014. Total salaries and employee benefits incurred for the year ended December 31, 2014, increased $16,862 (less than 1%) compared to the year ended December 31, 2013.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2015	2014	2013

Commission to agents/brokers	$166,641	$192,684	$232,101

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program and the daily automobile rental insurance program. Commissions to agents and brokers decreased $26,043 (14%) for the year ended December 31, 2015, as compared to the year ended December 31, 2014. Commissions to agents and brokers decreased $39,417 (17%) for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The fluctuations in commissions to agents/brokers when compared to prior periods are primarily due to the fluctuations in written premium in the health insurance program and daily automobile rental insurance program and the related commission income from those programs.

Other Operating Expenses are as follows:

	Year ended December 31
	2015	2014	2013

Other operating expenses	$4,351,247	$3,385,694	$2,526,004

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production. However, other operating expenses increased $965,553 (29%) due primarily to impairment of the Company’s capitalized computer software costs. The increase was partially offset by a decrease of $256,760 in bad debt expense.

On October 9, 2015, the Company concluded that a charge for impairment of the Company’s capitalized computer software costs, related to a contract entered into on November 1, 2012, was required under GAAP. The capitalized costs included $1,287,460 of paid and $223,442 of accrued unpaid invoices from the software vendor, ISI. The impact of this impairment to the Company’s Consolidated Statements of Operations was a charge of $1,287,460 before income taxes. The decision to impair the asset was based on the Company’s beliefs that the ISI software had not achieved and would not be able to achieve the Company’s expected implementation targets and that the Company was unable to renegotiate the terms of its agreement with ISI. The charge is included in “Other operating expenses” in the Consolidated Statements of Operations for year ended December 31, 2015.

Other operating expenses increased $859,690 (34%) for the year ended December 31, 2014, compared to the year ended December 31, 2013. This increase is related primarily to operating costs associated with the Company’s office building located in Calabasas, California, which was purchased on September 26, 2013, and to an increase in the Company’s bad debt expense. The operating expenses for the Calabasas office building were $781,988 for the year ended December 31, 2014, compared to $186,230 for the year ended December 31, 2013, an increase of $595,758 (320%). The Company’s bad debt expense was $255,299 for the year ended December 31, 2014, compared to a benefit of $50,792 for the year ended December 31, 2013, or an increase of $306,091. The increase in bad debt expense was primarily a result of an increase in the reserves for bad debts in 2014 of $250,000 related to the principals of one of the Company’s former agents as discussed above in “Liquidity and Capital Resources.”

Income Taxes

Income Tax Expenses are as follows:

	Year ended December 31
	2015	2014	2013

Income tax expense (benefit)	$(552,088)	$450,144	$637,107
Effective income tax rate	32%	35%	51%

37 of 84

Income tax was a benefit for the year ended December 31, 2015, of $552,088 compared to income tax expense of $450,144 for the year ended December 31, 2014, a change of $1,002,232. The effective income tax rates for the years ended December 31, 2015 and 2014 were 32% and 35%, respectively. The decrease in income tax expense is related primarily to the $1,734,958 loss before taxes for the year ended December 31, 2015, compared to the $1,296,505 income before taxes for the year ended December 31, 2014.

Income tax expense for the year ended December 31, 2014, was $450,144 compared to income tax expense of $637,107 for the year ended December 31, 2013, a change of $186,963. The effective income tax rates for the years ended December 31, 2014 and 2013 were 35% and 51%, respectively. The decrease in income tax expense is primarily related to approximately $198,000 in lower state income tax that resulted from a decrease in the recognition of additional valuation allowances related to state net operating loss carryforwards in the years ended December 31, 2014 compared to 2013 (net of the federal tax benefit).

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

When there is clear evidence that the actual emerged claims costs are different than the claims costs that were expected for any prior accident year, the claims cost estimates for that year are revised accordingly. If the claims costs that emerge are less favorable than initially anticipated, generally, the Company increases its loss and loss adjustment expense reserves immediately. However, if the claims costs that emerge are more favorable than initially anticipated, generally, the Company reduces its loss and loss adjustment expense reserves over time while it continues to assess the validity of the observed trends based on the subsequent emerged claims costs.

Some lines of insurance are commonly referred to as "long-tail" lines because of the extended time required before claims are ultimately settled. Lines of insurance in which claims are settled relatively quicker are called "short-tail" lines. It is generally more difficult to estimate loss reserves for long-tail lines because of the long period of time that elapses between the occurrence of a claim and its final disposition and the difficulty of estimating the settlement value of the claim. Crusader’s short-tail lines consist of its property coverages, and its long-tail lines consist of its liability coverages. However, compared to other long-tail liability lines that are not underwritten by Crusader, such as workers’ compensation, professional liability, umbrella liability, and medical malpractice, Crusader’s liability claims tend to be settled relatively quicker. Since trends develop over longer periods of time on long-tail lines of business, the Company generally gives credibility to those trends more slowly than for short-tail or less volatile lines of business.

38 of 84

Crusader underwrites four statutory annual statement lines of business: (1) commercial multi-peril, (2) liability other than automobile and products, (3) fire and (4) allied lines. Commercial multi-peril policies comprised 98% of Crusader’s 2015, 2014 and 2013 premium. Commercial multi-peril policies include both property and liability coverages. For all of Crusader’s coverages and lines of business, Crusader’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense development patterns and (2) expected loss and loss adjustment expense per premium dollar.

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

Each year, management compares the actual claims costs that emerge to the claims costs that were expected to emerge and evaluates whether any observed significant differences are due to normal variances in the development process that occur from time to time, particularly in an insurer the size of Crusader, or if they are an indication that changes in the key reserve assumptions or methodologies are appropriate. Management concluded that no changes in Crusader’s key reserve assumptions or methodologies are appropriate.

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

39 of 84

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2015, Crusader had 597 open claim files. During 2015, 735 new claim files were opened and 713 claim files were closed, leaving 619 open claim files at the end of 2015. Due to the small size of Crusader and the related small population of claims, Crusader’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect Crusader’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The favorable development in the 2013 through 2015 calendar years underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer. While additional redundancies on losses and loss adjustment expenses may emerge, the Company believes that this trend may not be indicative of future results.

	Calendar year ended December 31
	2015	2014	2013

Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$39,233,783	$39,448,546	$43,200,582
Net decrease in provision for events of prior years	$2,444,312	$3,308,764	$4,559,459
Percentage of favorable development to beginning reserves	6.2%	8.4%	10.6%

Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses make reasonable provision for all unpaid losses and loss adjustment expenses of the Company.

There have been no changes in key assumptions of estimating future loss and loss adjustment expense payments. The changes in estimates of prior accident year incurred losses and loss adjustment expenses are attributed to the passage of time and the greater amount of actual loss data available for each accident year.

Reinsurance

Crusader’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from Crusader’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that Crusader expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. Crusader’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. Crusader’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2015, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s consolidated financial statements:

40 of 84

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2015	2014	2013

Ceded losses and loss adjustment expenses recoverable on excess of loss treaties:

Ceded case loss and loss adjustment expense reserves recoverable	$3,294,208	$1,938,596	$1,066,632
Ceded IBNR loss and loss adjustment expense reserves recoverable	6,342,753	3,224,179	3,361,651
Total ceded loss and loss adjustment expense reserves recoverable	$9,636,961	$5,162,775	$4,428,283

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2015	2014	2013

Direct earned premium	$34,902,435	$31,463,691	$31,983,540
Ceded earned premium	(5,328,639)	(5,090,268)	(5,121,233)
Net premium earned	$29,573,796	$26,373,423	$26,862,307
Ratio of ceded earned premium to direct earned premium	15%	16%	16%

The effect of reinsurance on losses and loss adjustment expenses is as follows:

	Year ended December 31
	2015	2014	2013

Direct losses and loss adjustment expenses incurred	$26,495,410	$16,795,536	$15,491,895

Ceded losses and loss adjustment expenses incurred on excess of loss treaties:

Ceded paid losses and loss adjustment expenses	(2,857,908)	(1,443,926)	(1,558,580)
Change in ceded case reserves	(1,355,612)	(871,965)	(87,982)
Change in ceded IBNR reserves	(3,118,574)	137,473	2,243,842
Total ceded losses and loss adjustment expenses incurred	(7,332,094)	(2,178,418)	597,280

Net losses and loss adjustment expenses incurred	$19,163,316	$14,617,118	$16,089,175

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2015	2014	2013

Ceded earned premium	$5,328,639	$5,090,268	$5,121,233
Ceded losses and loss adjustment expenses incurred	(7,332,094)	(2,178,418)	597,280
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$(2,003,455)	$2,911,850	$5,718,513

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations reflected above and the following changes in reinsurance recoverable:

	Year ended December 31
	2015	2014	2013

Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$(5,024,502)	$(751,713)	$2,277,275

41 of 84

There were no catastrophe losses incurred during the years ended December 31, 2015, 2014 and 2013.

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

For years ended December 31, 2015, 2014, and 2013, Crusader wrote 99.5%, 99.8% and 100.0% of its business in the state of California, respectively. The types of businesses and the coverage limits written by Crusader are not considered difficult lines for obtaining reinsurance. In addition, because the major catastrophe exposure is primarily from riots and from fire following earthquakes, Crusader does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

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

Related Party Transactions

The Company occupied approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the Woodland Hills building. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provided for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014, and the lease continued thereafter on a month-to-month basis. The Company believes that at the inception of the lease agreement, and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilized for its own operations 100% of the space it leased at the Woodland Hills building. The Company also leased storage space from Erwin Cheldin. Depending on usage, storage space rental was estimated to be approximately $15,000 annually. The total rent for the Woodland Hills building was $406,796, $501,258 and $500,770 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s month-to-month lease of the home office in Woodland Hills, California, ended effective October 15, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

42 of 84

The Company’s invested assets at December 31, 2015 and 2014 consisted of the following:

	2015	2014

Short-term cash investments (at cost)	$15,640,803	$72,259,408
Fixed maturity bonds (at amortized cost)	24,075,727	20,064,111
Certificates of deposit – over 1 year (at cost)	58,127,000	15,089,000
Total invested assets	$97,843,530	$107,412,519

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company believes that it has limited this risk by investing in securities with shorter term maturities. In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from market interest rate movements is not recognized as realized gains or losses in the Consolidated Statements of Operations. Interest rate movements on the Company’s investments are not due to credit rating related issues. As of December 31, 2015, the Company’s unrealized losses (net of unrealized gains) before income taxes on its fixed maturity bond portfolio were $41,436 compared to unrealized gains (net of unrealized losses) before income taxes of $5,445 as of December 31, 2014. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2015, would decrease by approximately $318,897. This decrease would not be reflected in the Consolidated Statements of Operations except to the extent that the securities were sold or the decrease was deemed to be other-than-temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

The credit risk is minimized by maintaining a high credit quality fixed maturity bond portfolio, which consisted of U.S. treasury securities and FDIC insured certificates of deposit at various banking institutions, and holding short duration fixed maturity investments with maturities of less than 5 years.

The Company does not have any equity price risk since the Company did not hold any equity securities as of December 31, 2015 and 2014.

43 of 84

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

Page
Number

Reports of Independent Registered Public Accounting Firms	45-46

Consolidated Balance Sheets as of December 31, 2015 and 2014	47

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	48

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013	49

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013	50

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	51

Notes to Consolidated Financial Statements	52

44 of 84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unico American Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheet of Unico American Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. Unico American Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

JLK Rosenberger LLP

Glendale, California

March 25, 2016

45 of 84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Unico American Corporation and subsidiaries:

We have audited the accompanying Consolidated Balance Sheet of Unico American Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Los Angeles, California

March 30, 2015

46 of 84

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2015	2014
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized costs: $82,202,727 at December 31, 2015, and $35,153,111 at December 31, 2014)	$82,161,291	$35,158,556
Short-term investments, at fair value	15,640,803	72,259,408
Total Investments	97,802,094	107,417,964
Cash	334,495	309,162
Accrued investment income	85,915	42,895
Receivables, net	5,505,361	5,170,313
Reinsurance recoverable:
Paid losses and loss adjustment expenses	751,323	201,007
Unpaid losses and loss adjustment expenses	9,636,961	5,162,775
Deferred policy acquisition costs	4,233,396	3,882,825
Property and equipment, net	10,220,720	10,510,306
Deferred income taxes	1,334,087	1,518,534
Other assets	10,266,083	1,799,788
Total Assets	$140,170,435	$136,015,569

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$49,093,571	$44,396,558
Unearned premium	18,079,253	16,607,179
Advance premium and premium deposits	212,255	250,421
Accrued expenses and other liabilities	2,443,284	2,986,317
Total Liabilities	$69,828,363	$64,240,475

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,315,945 at December 31, 2015, and 5,341,147 at December 31, 2014	$3,742,547	$3,731,828
Accumulated other comprehensive income (loss)	(27,348)	3,594
Retained earnings	66,626,873	68,039,672
Total Stockholders’ Equity	$70,342,072	$71,775,094

Total Liabilities and Stockholders' Equity	$140,170,435	$136,015,569

See accompanying notes to consolidated financial statements.

47 of 84

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2015	2014	2013
REVENUES
Insurance company operation:
Net earned premium	$29,573,796	$26,373,423	$26,862,307
Investment income	478,950	161,183	331,829
Net realized investment losses	(7,251)	—	—
Other income	375,493	931,991	611,950
Total Insurance Company Operation	30,420,988	27,466,597	27,806,086

Other insurance operations:
Gross commissions and fees	2,773,742	2,917,964	3,239,407
Investment income	414	555	1,168
Finance fees earned	65,730	67,012	76,845
Other income	3,765	18,112	7,386
Total Revenues	33,264,639	30,470,240	31,130,892

EXPENSES
Losses and loss adjustment expenses	19,163,316	14,617,118	16,089,175
Policy acquisition costs	6,465,232	5,986,108	6,032,127
Salaries and employee benefits	4,853,161	4,992,131	5,010,710
Commissions to agents/brokers	166,641	192,684	232,101
Other operating expenses	4,351,247	3,385,694	2,526,004
Total Expenses	34,999,597	29,173,735	29,890,117

Income (loss) before taxes	(1,734,958)	1,296,505	1,240,775
Income tax expense (benefit)	(552,088)	450,144	637,107

Net Income (Loss)	$(1,182,870)	$846,361	$603,668

PER SHARE DATA:
Basic
Earnings (loss) per share	$(0.22)	$0.16	$0.11
Weighted average shares	5,335,540	5,341,147	5,341,147
Diluted
Earnings (loss) per share	$(0.22)	$0.16	$0.11
Weighted average shares	5,335,540	5,346,552	5,344,212

 See accompanying notes to consolidated financial statements.

48 of 84

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31

	2015	2014	2013

Net income (loss)	$(1,182,870)	$846,361	$603,668
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(46,881)	14,202	(192,548)

Income tax (expense) benefit related to changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	15,939	(4,828)	65,466
Comprehensive Income (Loss)	$(1,213,812)	$855,735	$476,586

See accompanying notes to consolidated financial statements.

49 of 84

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Common Shares
	Issued and Outstanding	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance – December 31, 2012	5,341,147	$3,685,620	$121,302	$66,589,643	$70,396,565

Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive income, net of deferred income tax	—	—	(127,082)	—	(127,082)
Net income	—	—	—	603,668	603,668
Balance – December 31, 2013	5,341,147	$3,708,724	$(5,780)	$67,193,311	$70,896,255

Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive income, net of deferred income tax	—	—	9,374	—	9,374
Net income	—	—	—	846,361	846,361
Balance – December 31, 2014	5,341,147	$3,731,828	$3,594	$68,039,672	$71,775,094

Shares repurchased	(25,202)	(12,385)	—	(229,929)	(242,314)
Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive income, net of deferred income tax	—	—	(30,942)	—	(30,942)
Net loss	—	—	—	(1,182,870)	(1,182,870)
Balance – December 31, 2015	5,315,945	$3,742,547	$(27,348)	$66,626,873	$70,342,072

See accompanying notes to consolidated financial statements.

50 of 84

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$(1,182,870)	$846,361	$603,668
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	341,264	539,608	307,237
Bond amortization, net	(18,758)	(5,200)	4,067
Non-cash stock based compensation	23,104	23,104	23,104
Loss on asset impairment	1,287,460	—	—
Changes in assets and liabilities:
Net receivables and accrued investment income	(378,068)	(51,242)	738,304
Reinsurance recoverable	(5,024,502)	(751,713)	2,277,275
Deferred policy acquisition costs	(350,571)	(246,822)	149,591
Other assets	(7,704,948)	64,257	(1,033,665)
Unpaid losses and loss adjustment expenses	4,697,013	519,729	(5,907,896)
Unearned premium	1,472,074	1,346,397	(769,452)
Advance premium and premium deposits	(38,166)	(214,407)	(291,362)
Accrued expenses and other liabilities	(543,033)	631,823	(685,818)
Income taxes current/deferred	(560,961)	(233,709)	476,643
Net Cash Provided (Used) by Operating Activities	(7,980,962)	2,468,186	(4,108,304)

Cash flows from investing activities:
Purchase of fixed maturity investments	(57,929,858)	(25,303,347)	(9,394,419)
Proceeds from maturity of fixed maturity investments	10,899,000	2,100,000	30,890,000
Net decrease (increase) in short-term investments	56,618,605	21,547,909	(7,551,068)
Acquisition of land & building	—	—	(9,000,000)
Additions to property and equipment	(1,339,138)	(879,974)	(620,327)
Net Cash (Used) Provided by Investing Activities	8,248,609	(2,535,412)	4,324,186

Cash flows from financing activities:
Repurchase of common stock	(242,314)	—	—
Net Cash Used by Financing Activities	(242,314)	—	—

Net increase (decrease) in cash	25,333	(67,226)	215,882
Cash at beginning of year	309,162	376,388	160,506
Cash at End of Year	$334,495	$309,162	$376,388

Supplemental cash flow information
Cash paid during the period for income taxes	$8,960	$683,800	$158,953

 See accompanying notes to consolidated financial statements.

51 of 84

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

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired. For each fixed income security in an unrealized loss position, the Company assesses whether it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes, or the credit quality of the underlying security. If a security meets this criteria, the security's decline in fair value is considered other than temporary and is recorded as a net realized investment loss in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income (Loss) based on the specific identification method. There were no realized investments gains (losses)  from other than temporary impairments for any of the periods presented in the accompanying Consolidated Statements of Operations. For each fixed income security that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment, if any, from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses). There was no credit loss component for any of the periods presented in the accompanying Consolidated Statements of Operations. The unrealized gains from fixed maturities are reported as “Accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Short-term investments include U.S. treasury bills, a U.S. treasury money market fund, certificates of deposit and bank money market and savings accounts that are all highly rated and redeemable within one year.

52 of 84

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

The Company acquired an office building located at 26050 Mureau Road, Calabasas, California, in September 2013. Leasehold improvements to the structure are amortized over the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Improvements to the structure are amortized over the useful life of the improvements.

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

Income Taxes

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, the Company’s wholly owned subsidiaries, Crusader Insurance Company (Crusader) and American Acceptance Corporation (AAC), are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2012 and California state income tax authorities for tax returns filed starting at taxable year 2011. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of December 31, 2015, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

53 of 84

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

b. Insurance Company Operation

Premium is earned on a pro-rata basis over the terms of the policies. Premium applicable to the unexpired terms of policies in force are recorded as unearned premium. The Company receives a commission on policies that are ceded to its reinsurers. This commission is considered earned on a pro-rata basis over the terms of the policies.

c. Insurance Premium Financing Operations

Premium finance interest may be charged to policyholders who choose to finance insurance premium. Interest may be charged at rates that vary with the amount of premium financed. Premium finance interest, if any, is recognized using a method that approximates the interest (actuarial) method. Other charges and fees earned include late fees, returned check fees and payment processing fees that are earned when recorded.

Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for incurred but unreported losses and loss adjustment expenses.

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. Crusader records loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader’s claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

54 of 84

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2015	2014

Premium trust funds (1)	$44,181	$112,008
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$744,181	$812,008

(1)	As required by law, the Company segregates from its operating accounts the premium collected from insured’s that are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments. Trust restrictions on cash and short-term investments were $44,181 and $112,008 at December 31, 2015 and 2014, respectively.

(2)	Included in fixed maturity investments are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

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

Reinsurance

Crusader employs reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premium and reinsurance receivables are reported as assets and represent ceded unearned premium and reinsurance recoverable on both paid and unpaid losses and loss adjustment expenses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2015, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2015 or 2014.

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 91% of consolidated revenues for the year ended December 31, 2015, 90% of consolidated revenues for the year ended December 31, 2014, and 89% of consolidated revenues for the year ended December 31, 2013. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

55 of 84

The insurance company operation is conducted through Crusader, which as of December 31, 2015, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader is a multi-line property and casualty insurance company, which began transacting business on January 1, 1985. For the year ended December 31, 2015, 98% of Crusader’s business was commercial multi-peril (CMP) insurance policies. CMP policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured’s premises. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2015	2014	2013
Revenues
Insurance company operation	$30,420,988	$27,466,597	$27,806,086

Other insurance operations	12,811,385	11,991,554	11,874,171
Intersegment eliminations (1)	(9,967,734)	(8,987,911)	(8,549,365)
Total other insurance operations	2,843,651	3,003,643	3,324,806

Total revenues	$33,264,639	$30,470,240	$31,130,892

Income (loss) before income taxes
Insurance company operation	$1,161,930	$3,552,323	$3,276,209
Other insurance operations	(2,896,888)	(2,255,818)	(2,035,434)
Total income (loss) before income taxes	$(1,734,958)	$1,296,505	$1,240,775

Assets
Insurance company operation	$118,482,261	$123,048,404	$118,996,312
Intersegment eliminations (2)	(1,409,797)	(1,657,750)	(482,624)
Total insurance company operation	117,072,464	121,390,654	118,513,688
Other insurance operations	23,097,971	14,624,915	14,339,500
Total assets	$140,170,435	$136,015,569	$132,853,188

(1) Intersegment revenue eliminations reflect commissions paid by Crusader to Unifax Insurance Systems, Inc. (Unifax), a wholly owned subsidiary of Unico.

(2) Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

Concentration of Risks

In 2015 and 2014, 99.5% and 99.8%, respectively, of Crusader’s direct written premium was derived from California. In 2015, approximately 39% and 40% of the $960,670 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust, health and life insurance programs, respectively. In 2014, approximately 38% and 39% of the $1,082,412 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust, health and life insurance programs, respectively.

56 of 84

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

Name of Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2015	Amount Recoverable as of December 31, 2014

Platinum Underwriters Reinsurance, Inc.	A	$5,835,678	$2,880,171
Hannover Ruckversicherungs AG	A+	2,813,283	1,914,641
Partners Reinsurance Company of the U.S.	A	(30)	(30)
General Reinsurance Corporation	A++	(29)	(29)
TOA Reinsurance	A+	1,739,410	544,535
QBE Reinsurance Corporation	A	(28)	24,494
Total		$10,388,284	$5,363,782

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

NOTE 3 – INVESTMENTS

A summary of net investment income and net realized losses is as follows:

	Year ended December 31
	2015	2014	2013

Fixed maturities	$430,828	$102,471	$253,252
Short-term investments	48,536	59,267	79,745
Total investment income	479,364	161,738	332,997
Net realized losses	(7,251)	—	—
Investment income and net realized losses	$472,113	$161,738	$332,997

57 of 84

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2015, by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$18,119,689	$18,115,190
Due after one year through five years	64,083,038	64,046,101
Total fixed maturities	$82,202,727	$82,161,291

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Available-for-sale:
Fixed maturities
Certificates of deposit	$58,127,000	$—	$—	$58,127,000
U.S. treasury securities	24,075,727	3,188	(44,624)	24,034,291
Total fixed maturities	$82,202,727	$3,188	$(44,624)	$82,161,291

December 31, 2014
Available-for-sale:
Fixed maturities
Certificates of deposit	$15,089,000	$—	$—	$15,089,000
U.S. treasury securities	20,064,111	14,476	(9,031)	20,069,556
Total fixed maturities	$35,153,111	$14,476	$(9,031)	$35,158,556

A summary of the unrealized appreciation (depreciation) on investments carried at fair value and the applicable deferred federal income taxes is shown below:

	Year ended December 31
	2015	2014

Gross unrealized appreciation of fixed maturities	$3,188	$14,476
Gross unrealized (depreciation) of fixed maturities	(44,624)	(9,031)
Net unrealized appreciation (depreciation) on investments	(41,436)	5,445
Deferred federal tax (expense) benefit	14,088	(1,851)
Net unrealized appreciation (depreciation), net of deferred income taxes	$(27,348)	$3,594

The Company had three U.S. treasury securities in an unrealized loss position for a continuous period of less than twelve months and two U.S. treasury securities in an unrealized loss position for a continuous period of more than twelve months as of December 31, 2015. The Company had one U.S. treasury security in an unrealized loss position for a continuous period of less than twelve months and one U.S. treasury security in an unrealized loss position for a continuous period of more than twelve months as of December 31, 2014.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of December 31, 2015, and December 31, 2014, were determined to be temporary.

Although the Company does not have intent to sell its fixed maturity investments, the Company may sell investment securities from time to time in response to economic and market conditions. During the year ended December 31, 2015, the Company sold 22 certificates of deposit. These securities had amortized cost of $5,478,000. The Company realized an investment loss of $7,251 on the sale. The Company did not sell any fixed maturity investments in the years ended December 31, 2014 and 2013. There were no realized investment gains or losses in the years ended December 31, 2014 and 2013.

58 of 84

The Company’s investment in Certificates of Deposit (CDs) included $57,527,000 and $14,489,000 of brokered CDs as of December 31, 2015, and December 31, 2014, respectively. Brokered CDs provide the safety and security of a CD combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its CD investments are insured by the Federal Deposit Insurance Corporation (FDIC). Brokered CDs are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered CDs are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered CDs are within the FDIC insured permissible limits. As of December 31, 2015 and 2014, the Company’s remaining CDs totaling $600,000 were from four different banks and represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered CDs are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2015	2014

U.S. treasury bills	$9,987,804	$69,968,988
U.S. treasury money market fund	3,357,841	1,450,451
Certificates of deposit	1,346,000	—
Bank money market accounts	947,395	838,207
Bank savings accounts	1,763	1,762
Total short-term investments	$15,640,803	$72,259,408

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

59 of 84

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$24,034,291	$—	$—	$24,034,291
Certificates of deposit	—	58,127,000	—	58,127,000
Total fixed maturity securities	24,034,291	58,127,000	—	82,161,291
Cash and short-term investments	15,975,298	—	—	15,975,298
Total financial instruments at fair value	$40,009,589	$58,127,000	$—	$98,136,589

December 31, 2014
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$20,069,556	$—	$—	$20,069,556
Certificates of deposit	—	15,089,000	—	15,089,000
Total fixed maturity securities	20,069,556	15,089,000	—	35,158,556
Cash and short-term investments	72,568,570	—	—	72,568,570
Total financial instruments at fair value	$92,638,126	$15,089,000	$—	$107,727,126

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2015 and 2014.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Year ended December 31
	2015	2014

Building and leasehold improvements, located in Calabasas, California	$8,217,477	$7,269,449
Furniture, fixtures, equipment and other leasehold improvements	2,251,623	2,633,536
Accumulated depreciation and amortization	(2,204,027)	(2,637,966)
Land located in Calabasas, California	1,787,485	1,787,485
Computer software under development	168,162	1,457,802
Property and equipment, net	$10,220,720	$10,510,306

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

Depreciation and amortization expense on all property and equipment for the years ended December 31, 2015, 2014 and 2013, were $341,264, $539,608 and $307,237, respectively.

60 of 84

For the years ended December 31, 2015 and 2014, the Calabasas building has generated rental revenue in the amount of $364,674 and $815,601 and incurred operating expenses in the amount of $644,250 and $781,988 which included depreciation, respectively. These amounts are included in other income from insurance company operation and other operating expenses, respectively, in the Company’s Consolidated Statements of Operations.

On September 7, 2014, a lease from a single tenant occupying approximately 32,403 square feet of the Calabasas building ended, and the tenant has vacated the premises. On October 9, 2015, the Company moved its home office into this vacated space. The Company’s month-to-month lease of its home office in Woodland Hills, California, ended effective October 15, 2015. At the time the Company relocated to its Calabasas building, certain furniture, fixtures, equipment and all leasehold improvements located in Woodland Hills were abandoned. These assets had a cost of $775,204 and were fully amortized or depreciated, and therefore, had a zero basis. Fixed assets with a cost basis of $1,846,608 and accumulated depreciation of $1,553,110 were relocated from Woodland Hills to Calabasas.

The total square footage of the Calabasas building is 46,884, including common areas. As of December 31, 2015, 10,292 square feet of the Calabasas building was leased to non-affiliated entities, and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

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

On October 9, 2015, the Company concluded that a charge for impairment of the Company’s capitalized computer software costs, related to a contract entered into on November 1, 2012, was required under GAAP. The capitalized costs included $1,287,460 of paid and $223,442 of accrued unpaid invoices from the software vendor, Insurance Systems, Inc. (ISI). The impact of this impairment to the Company’s Consolidated Statements of Operations was a charge of $1,287,460 before income taxes. The charge is included in “Other operating expenses” in the Consolidated Statements of Operations for year ended December 31, 2015. The decision to impair the asset was based on the Company’s beliefs that the ISI software had not achieved and would not be able to achieve the Company’s expected implementation targets and that the Company was unable to renegotiate the terms of its agreement with ISI. The Company believes that it will need to make future cash expenditures to replace or upgrade its policy administration system but it is unable to estimate the amount at this time. While the Company’s policy administration system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching or upgrading to a more contemporary platform. The Company is currently evaluating its alternatives.

NOTE 6 – RECEIVABLES, NET

Receivables, net, include premium, commissions and notes receivable and are as follows:

	Year ended December 31
	2015	2014

Premium and commission receivable	$2,001,609	$1,966,376
Premium finance notes receivable	4,689,040	4,390,226
Total premium and notes receivable	6,690,649	6,356,602
Allowance for doubtful accounts	(1,185,288)	(1,186,289)
Receivables, net	$5,505,361	$5,170,313

Premium receivable and premium finance notes receivables are substantially secured by unearned premium and funds held as security for performance. Premium finance notes receivable represents the balance due to AAC, the Company's premium finance subsidiary, from policyholders who elected to finance their premium over a nine-month term. These notes are net of unearned finance charges and credit loss reserves.

61 of 84

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the other individual was resolved. The Company collected $0 and $75,000 during the years ended December 31, 2015, and 2014, respectively. As of December 31, 2015 and 2014, the agent’s balance due to Unifax was $1,181,272. As of December 31, 2015 and 2014, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents approximately 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at December 31, 2015, the Company continues to pursue collection of the judgments from the three principals. Bad debt expense was $(1,460) and $255,299 and $(50,792) for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 7 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2015	2014

Direct reserves:
Case reserves	$17,991,121	$14,983,886
IBNR reserves	31,102,450	29,412,672
Total direct reserves	$49,093,571	$44,396,558

Reserves net of reinsurance:
Case reserves	$14,696,913	$13,045,290
IBNR reserves	24,759,697	26,188,493
Total net reserves	$39,456,610	$39,233,783

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2015		2014

CMP	$48,167,640	98.1%	$43,457,425	97.9%
Other liability	889,867	1.8%	911,633	2.0%
Other	36,064	0.1%	27,500	0.1%
Total	$49,093,571	100.0%	$44,396,558	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the ending balance sheet liability for the periods indicated:

62 of 84

	Year ended December 31
	2015	2014	2013

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$39,233,783	$39,448,546	$43,200,582

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	21,607,628	17,925,882	20,648,634
Decrease in provision for incurred events of prior years	(2,444,312)	(3,308,764)	(4,559,459)
Total incurred losses and loss adjustment expenses	19,163,316	14,617,118	16,089,175

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	6,812,275	4,286,861	8,096,070
Losses and loss adjustment expenses attributable to insured events of prior years	12,128,214	10,545,020	11,745,141
Total payments	18,940,489	14,831,881	19,841,211

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	39,456,610	39,233,783	39,448,546
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	9,636,961	5,162,775	4,428,283
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$49,093,571	$44,396,558	$43,876,829

At each review period, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. In the case of Crusader, the estimates proved to be too high in each of the years reflected in the table. The favorable development in the 2013 through 2015 calendar years underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer. Management reviews claims costs that appear to be different from the historical claims costs to determine whether those differences are a normal part of the process or an indication that a change in reserve assumptions is appropriate. Management concluded that the differences noted above are differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of Crusader.

NOTE 8 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of the Company’s deferred policy acquisition costs:

	Year ended December 31
	2015	2014	2013

Deferred policy acquisition costs at beginning of year	$3,882,825	$3,636,003	$3,785,594
Policy acquisition costs deferred during year	6,465,232	6,232,930	5,882,536
Policy acquisition costs amortized during year	(6,114,661)	(5,986,108)	(6,032,127)
Deferred policy acquisition costs at end of year	$4,233,396	$3,882,825	$3,636,003

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

63 of 84

NOTE 9 – LEASE COMMITMENT TO RELATED PARTY

Prior to October 9, 2015, the Company occupied approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California. Erwin Cheldin, the Company's former president and a current director and principal stockholder, is the owner of the Woodland Hills building. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provided for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014, and the lease continued thereafter on a month-to-month basis. The Company believes that at the inception of the lease agreement, and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilized for its own operations 100% of the space it leased at the Woodland Hills building. The Company also leased storage space from Erwin Cheldin. Depending on usage, storage space rental was estimated to be approximately $15,000 annually. The total rent for the Woodland Hills building was $406,796, $501,258 and $500,770 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s month-to-month lease of the home office in Woodland Hills, California, ended on October 15, 2015.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2015	2014

Premium payable	$532,928	$509,642
Unearned contingent commission on reinsurance treaty	—	77,839
Unearned policy fee income	839,810	828,664
Retirement plans	238,900	251,125
Accrued salaries and employee benefits	312,986	477,682
Commission payable	134,172	128,785
Other	384,488	712,580
Total accrued expenses and other liabilities	$2,443,284	$2,986,317

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

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through the Company. Incidental actions related to disputes concerning the issuance or non-issuance of individual policies are sometimes brought by customers or others. These items are also handled on a routine basis by the Company’s counsel, and they do not generally affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader is appealing the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash in lieu of an appeal bond with the Los Angeles Superior Court on December 28, 2015. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance. The $7,924,178 cash deposit is included in “Other assets” in the Consolidated Balance Sheet as of December 31, 2015. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance. Since this litigation was related to a Crusader claim in its normal course of business, management’s best estimate for ultimate liability related to this litigation was included in Crusader’s IBNR as of December 31, 2015.

64 of 84

As of December 31, 2015, one of the vendors that the Company engaged to install workspace furniture at the Calabasas building had not completed its obligations under a contract it executed with the Company in June 2015. Of the total amount billed by the vendor, approximately $274,000 was not paid by the Company because the vendor had not fulfilled its obligations under the contract; therefore, the unpaid amount was not included in the Consolidated Balance Sheet. Subsequently, the work was substantially completed and the Company paid the vendor $208,099 and will pay the remaining balance upon confirmation that the contract has been fulfilled.

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

Crusader’s primary excess of loss reinsurance agreements during years ended December 31, 2015, 2014 and 2013 are as follows:

Loss Years	Reinsurers	A.M. Best Rating	Retention	Annual Aggregate Deductible

2013 – 2015	Platinum Underwriters Reinsurance, Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance	A A+ A+	$500,000	$—

In calendar years 2015 and 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty. In calendar year 2013, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

In calendar years 2015 and 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

In calendar year 2013, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 5% in its 2nd layer ($1,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty.

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received was subject to return based on future development of ceded losses and loss adjustment expenses. The contingent commission income (loss) recognized was $91,686, $(17,092) and $301,102 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the contingent commission agreements had expired, and all contingent commission income due on these agreements had been recognized. As of December 31, 2015 and 2014, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets was $0 and $77,839, respectively.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions, from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2015 and 2014, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000). In calendar year 2013, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 10% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

65 of 84

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

The effect of reinsurance on written premium, earned premium and incurred losses and loss adjustment expenses is as follows:

	Year ended December 31
	2015	2014	2013
Written premium:
Direct business	$36,374,509	$32,810,088	$31,214,091
Reinsurance ceded	(5,345,398)	(5,025,798)	(5,120,808)
Net written premium	$31,029,111	$27,784,290	$26,093,283

Earned premium:
Direct business	$34,902,435	$31,463,691	$31,983,540
Reinsurance ceded	(5,328,639)	(5,090,268)	(5,121,233)
Net earned premium	$29,573,796	$26,373,423	$26,862,307

Incurred losses and loss adjustment expenses:
Direct	$26,495,410	$16,795,536	$15,491,895
Ceded	(7,332,094)	(2,178,418)	597,280
Net incurred losses and loss adjustment expenses	$19,163,316	$14,617,118	$16,089,175

Ceded earned premium as a percentage of direct earned premium was 15% in 2015 and 16% in 2014 and 2013, respectively. Crusader did not assume any premium or losses during the years ended December 31, 2015, 2014 and 2013.

NOTE 13– RETIREMENT PLANS

Profit Sharing Plan

The Unico American Corporation Profit Sharing Plan (Plan) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements. Unico American Corporation is the Plan sponsor and the Plan administrator. Fidelity Management Trust Company is the Plan trustee. The Plan is intended to be a qualified retirement plan under the Internal Revenue Code. As required by the Plan, on an annual basis, the Company must contribute 3% of participants’ eligible compensation to the account of each participant. In addition, pursuant to the terms of the Plan, the Company may contribute to participants an amount determined by the Board of Directors. Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions which are not matched by the Company. Participants must be employed by the Company on the last day of the Plan year to be eligible for a contribution. Participants are eligible to request a distribution of their vested account balance upon death, retirement, minimum required distributions and termination of employment. Effective November 1, 2015, the Company’s Money Purchase Plan was merged into the Plan.

Money Purchase Plan

The Unico American Corporation Money Purchase Plan covered executive officers of the Company and an officer of a subsidiary of the Company. Pursuant to the terms of this plan, the Company annually contributed to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. However, amounts contributed to the Plan were considered first in determining the actual amount available under the Internal Revenue Service maximum contribution limits. Participants were required to be employed by the Company on the last day of the plan year to be eligible for contribution. Participants were entitled to receive distribution of benefits under this plan upon retirement, termination of employment, death, or disability. Effective November 1, 2015, the Company’s Money Purchase Plan was merged into the Plan.

66 of 84

Contributions to the Plan and Money Purchase Plan are as follows:

Year ended December 31, 2015	$288,692
Year ended December 31, 2014	$331,736
Year ended December 31, 2013	$345,756

NOTE 14 – STATUTORY CAPITAL AND SURPLUS

Crusader is required to file statutory financial statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting practices differ in certain respects from GAAP. The more significant of the differences for statutory accounting practices are (a) policy acquisition and commission costs are expensed when incurred rather than over the periods covered by the policies; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or fair value, depending on the quality of the security as specified by the National Association of Insurance Commissioners (NAIC); (c) non-admitted assets are charged directly against surplus; (d) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; and (e) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus; changes in deferred taxes are recorded directly to surplus as regards policyholders. Additionally, the cash flow presentation is not consistent with GAAP and reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting practices.

Crusader’s statutory capital and surplus are as follows:

As of December 31, 2015	$61,367,728
As of December 31, 2014	$63,492,369

Crusader’s statutory net income is as follows:

Year ended December 31, 2015	$911,727
Year ended December 31, 2014	$2,106,295
Year ended December 31, 2013	$2,625,468

The California Department of Insurance (CA DOI) conducts periodic financial examinations of Crusader. During 2012, the CA DOI conducted a financial examination of Crusader’s December 31, 2011, statutory financial statements. On June 6, 2013, Crusader was notified that the report of examination was officially filed and became part of the records of the CA DOI. No comments or recommendations were identified in the current report of examination or in the previous report of examination. The CA DOI has scheduled a periodic financial examination of Crusader’s December 31, 2015, statutory financial statements to commence in the second quarter of 2016; the Company does not have an expected date for completion of this examination.

The Company believes that Crusader's statutory capital and surplus are sufficient to support the insurance written premium written guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the CA DOI. Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2015, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2016 is $6,136,773. In the years ended December 31, 2015, 2014 and 2013, Crusader paid to Unico cash dividends in the amount of $3,000,000, $0 and $0, respectively.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2015, was 1,005% of authorized control level RBC.

67 of 84

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

In 2015, Crusader was outside the usual value on one of the thirteen IRIS ratio tests. IRIS Ratio Test Number 6 considers Crusader’s 2015 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3%. Crusader’s 2015 investment yield, as computed for IRIS purposes, was 0.2%.

NOTE 15 – STOCK PLANS

The Unico American Corporation 2011 Incentive Stock Plan covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. Options to purchase 8,760 and 91,240 shares of common stock were granted under the 2011 Plan to one non-executive employee during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2015, 45,620 of these shares are currently vested and exercisable.

No options were granted to employees or non-employees during the years ended December 31, 2015, 2014 and 2013.

The exercise price, term and other conditions applicable to each stock option granted under the 2011 Plan are determined by the Company’s Stock Option Committee of the Board of Directors. The exercise price of the stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). Options granted under the 2011 Plan in 2011 vest 10% as of the grant date and 10% annually thereafter on the anniversary date, and expire ten years after the date of the grant. Options granted under the 2011 Plan in 2012 vest 100% on March 1, 2021 and expire ten years after the date of the grant.

The Company recognized stock-based compensation expense in the amount of $23,104 for all awards issued under the Company’s 2011 Stock Option plan in the “Salaries and employee benefits” line item in the Consolidated Statements of Operations in each year ended December 31, 2015, 2014 and 2013. As of December 31, 2015, there was $136,018 of total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments which are expected to be recognized over a weighted average remaining period of 5.72 years.

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

68 of 84

The average assumptions used to value each option award granted during the years ended December 31, 2012 and 2011 are as follows:

	Years ended December 31
	2012	2011

Weighted-average grant date fair value	$3.21	$2.53
Expected dividend yield	1.91%	3.12%
Expected volatility	28.01%	28.74%
Risk-free interest rate	1.94%	2.02%
Expected term (years)	10.00	10.00
Expected forfeiture	0.00%	0.00%

The following table summarizes stock option activity for year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2014	100,000	$10.99	6.72	$44,934
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2015	100,000	$10.99	5.72	$—
Exercisable at December 31, 2015	45,620	$10.96	5.67	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on December 31, 2015. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0. During the years ended December 31, 2015, 2014 and 2013, the amount of cash received from the exercise of stock options was $0.

NOTE 16 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2015	2014	2013
Federal:
Current	$(761,435)	$591,434	$41,922
Deferred	180,235	(150,200)	286,546
Total tax expense (benefit)	$(581,200)	$441,234	$328,468

State:
Current	$8,960	$8,910	$8,953
Deferred	20,152	—	299,686
Total tax expense	$29,112	$8,910	$308,639

Total:
Current	$(752,475)	$600,344	$50,875
Deferred	200,387	(150,200)	586,232
Total tax expense (benefit)	$(552,088)	$450,144	$637,107

69 of 84

The income tax provision reflected in the Consolidated Statements of Operations is different than the expected federal income tax rate of 34% on income as shown in the following table:

	Year ended December 31
	2015	2014	2013

Computed income tax expense (benefit) at 34%	$(589,886)	$440,812	$421,863
Tax effect of:
State tax, net of federal tax benefit	18,900	6,018	204,221
Other	18,898	3,314	11,023
Income tax expense (benefit)	$(552,088)	$450,144	$637,107

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

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year ended December 31
	2015	2014
Deferred tax assets:
Discount on loss reserves	$660,930	$807,148
Unearned premium	1,248,509	1,158,568
Unearned commission income	438,337	402,566
Unearned policy fee income	359,775	355,000
State net operating loss carryforwards	1,384,171	1,133,946
Bad debt reserve	507,778	508,206
Other	307,406	310,774
Total gross deferred tax assets	4,906,906	4,676,208
Less valuation allowance	1,159,090	853,334
Total deferred tax assets	$3,747,816	$3,822,874

Deferred tax liabilities:
Policy acquisition costs	$1,774,284	$1,627,280
Unrealized gains (losses) on investments	(14,088)	1,851
State tax on undistributed insurance company earnings	357,975	374,258
Federal tax liability on state deferred tax assets	174,514	189,771
Depreciation and amortization	121,044	111,180
Total deferred tax liabilities	$2,413,729	$2,304,340

Net deferred tax assets	$1,334,087	$1,518,534

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

70 of 84

As of December 31, 2015, the Company has deferred tax assets of $1,384,171 generated from state net loss carryforwards. Of these state tax carryforwards, $177,847 expires between 2016 and 2017 and the remaining $1,206,324 expires between 2028 and 2035. The current state tax rate is 8.84%. As of December 31, 2015, the Company has a deferred tax asset valuation allowance related to state net operating losses in the amount of $1,159,090.

The valuation allowance is related to expected utilization of state tax net operating loss carryforwards to be realized prior to their expiration dates. The allowance increased $305,756 during the year ended December 31, 2015, compared to an increase of $204,042 during the year ended December 31, 2014.

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and AAC are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2012 and California state income tax authorities for tax returns filed starting at taxable year 2011. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of December 31, 2015, the Company had no unrecognized tax benefits and no unrecognized additional liabilities or reduction in deferred tax asset. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2015, and December 31, 2014, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 197,467 and 222,669 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 25,202 shares of stock during the twelve months ended December 31, 2015, in unsolicited transactions at a cost of $242,314 of which $12,385 was allocated to capital and $229,929 was allocated to retained earnings. The Company did not repurchase any stock during the twelve months ended December 31, 2014. The Company has or will retire all stock repurchased.

NOTE 18 - EARNINGS (LOSS) PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share calculation is presented below:

	Year ended December 31
	2015	2014	2013
Basic Earnings (Loss) Per Share
Net income (loss) numerator	$(1,182,870)	$846,361	$603,668

Weighted average shares outstanding denominator	5,335,540	5,341,147	5,341,147

Per share amount	$(0.22)	$0.16	$0.11

Diluted Earnings (Loss) Per Share
Net income (loss) numerator	$(1,182,870)	$846,361	$603,668

Weighted average shares outstanding	5,335,540	5,341,147	5,341,147
Effect of diluted securities	—	5,405	3,065
Diluted shares outstanding denominator	5,335,540	5,346,552	5,344,212

Per share amount	$(0.22)	$0.16	$0.11

71 of 84

As of December 31, 2015, the Company had 2,761 common share equivalents that were excluded in the diluted (loss) per share calculation for year ended December 31, 2015.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2015 and 2014 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2015
Total revenues	$7,832,199	$8,313,691	$8,451,503	$8,667,246
Income (loss) before taxes	$(591,037)	$182,673	$(967,640)	$(358,954)
Net income (loss)	$(396,785)	$112,381	$(649,510)	$(248,956)
Earnings (loss) per share: Basic	$(0.07)	$0.02	$(0.12)	$(0.05)
Diluted	$(0.07)	$0.02	$(0.12)	$(0.05)

Calendar Year 2014
Total revenues	$7,440,111	$7,621,768	$7,764,783	$7,643,578
Income (loss) before taxes	$906,337	$402,321	$58,123	$(70,276)
Net income (loss)	$591,783	$270,006	$32,774	$(48,202)
Earnings (loss) per share: Basic	$0.11	$0.05	$0.01	$(0.01)
Diluted	$0.11	$0.05	$0.01	$(0.01)

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

72 of 84

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (1992).” Based upon its assessment, the Company’s management believes that as of December 31, 2015, the Company’s internal control over financial reporting is effective based on these criteria.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2015, are contained herein as listed in the Index to Consolidated Financial Statements on Page 44.

73 of 84

 2. Financial schedules:

Index to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Reports on Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant

Schedule III - Supplemental Insurance Information

Schedules other than those listed above are omitted, since they are not applicable, not required, or the information required being set forth is included in the consolidated financial statements or notes.

3. Exhibits:

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
3.2	Bylaws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)
3.3	Amended Section 1 of Article V of the Company’s Bylaws effective April 1, 2009. (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on March 26, 2009.)
10.1	Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1985.)*
10.2	The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)
10.3	The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)
10.4	The Lease Amendment #2 dated March 23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed on March 31, 2008.)
10.5	Real Estate Lease dated April 1, 2012, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.6	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate at 26050 Mureau Road, Calabasas, CA, as amended. (Incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)
10.7	1999 Omnibus Stock Plan of Unico American Corporation. (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*
10.8	Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 21, 2008.)*
10.9	Amendment to Employment Agreement effective April 1, 2009, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, filed on November 30, 2009.)*
10.10	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*
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
10.13

Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, filed on November 30, 2009.)*

10.14

Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*

74 of 84

10.15	Employment Agreement effective April 1, 2009, by and between Registrant and Terry L. Kinigstein. (Incorporated herein by reference to Exhibit 10.3 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, filed on November 30, 2009.)*
10.16	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Terry L. Kinigstein. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*
10.17	Unico American Corporation Money Purchase Plan & Trust. (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2009, filed on March 9, 2011.)*
10.18	The 2011 Incentive Stock Option Plan of Unico American Corporation. (Incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011.)*
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
23.1	Consent of Independent Registered Public Accounting Firm - JLK Rosenberger LLP.
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.**

* Indicates management contract or compensatory plan or arrangement.

** XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

75 of 84

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2016

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, and Director (Principal Executive Officer)	March 25, 2016

/s/ Lester A. Aaron Lester A. Aaron	Treasurer, Chief Financial Officer, Secretary and Director (Principal Accounting and Principal Financial Officer)	March 25, 2016

/s/ Erwin Cheldin Erwin Cheldin	Director	March 25, 2016

/s/ George C. Gilpatrick	Director	March 25, 2016
George C. Gilpatrick

/s/ Terry L. Kinigstein Terry L. Kinigstein	Director	March 25, 2016

/s/ David T. Russell	Director	March 25, 2016
David T. Russell

/s/ Samuel J. Sorich	Director	March 25, 2016
Samuel J. Sorich

/s/ Donald B. Urfrig	Director	March 25, 2016
Donald B. Urfrig

76 of 84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unico American Corporation and subsidiaries:

Under date of March 25, 2016 we reported on the consolidated balance sheet of Unico American Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, as contained in the Annual Report on Form 10K for the year 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

JLK Rosenberger LLP

Glendale, California

March 25, 2016

77 of 84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Unico American Corporation and subsidiaries:

Under date of March 30, 2015, we reported on the Consolidated Balance Sheet of Unico American Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014, as contained in the Annual Report on Form 10K for the year 2014.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California

March 30, 2015

78 of 84

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

	December 31	December 31
	2015	2014

ASSETS
Investments
Short-term investments	$1,763	$1,762
Total investments	1,763	1,762
Cash	17,855	45,831
Receivables due from subsidiaries	2,905,244	2,170,866
Investments in subsidiaries	66,644,224	67,872,736
Property and equipment, net	815,536	1,856,129
Other assets	136,388	418,346
Total Assets	$70,521,010	$72,365,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$178,938	$590,576
Total Liabilities	$178,938	$590,576

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock	$3,742,547	$3,731,828
Accumulated other comprehensive income (loss)	(27,348)	3,594
Retained earnings	66,626,873	68,039,672
Total Stockholders’ Equity	$70,342,072	$71,775,094

Total Liabilities and Stockholders’ Equity	$70,521,010	$72,365,670

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firms.

79 of 84

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2015	2014	2013

REVENUES

Net investment income	$91,127	$78,810	$67,843
Other income (loss)	(1,652)	8,000	6,100
Total Revenues	89,475	86,810	73,943

EXPENSES

General and administrative expenses	74,775	77,205	64,856
Income before equity in net income of subsidiaries	14,700	9,605	9,087
Equity in net income (loss) of subsidiaries	(1,197,570)	836,756	594,581
Net Income (Loss)	$(1,182,870)	$846,361	$603,668

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firms.

80 of 84

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2015	2014	2013

Net income (loss)	$(1,182,870)	$846,361	$603,668
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(46,881)	14,202	(192,548)

Income tax (expense) benefit related to changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	15,939	(4,828)	65,466
Comprehensive Income (Loss)	$(1,213,812)	$855,735	$476,586

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firms.

81 of 84

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$(1,182,870)	$846,361	$603,668

Adjustments to reconcile net income (loss) to net cash from operations:
Undistributed equity in net (income) loss of subsidiaries	1,197,570	(836,756)	(594,581)
Depreciation and amortization	144,243	219,676	214,413
Non-cash stock based compensation	23,104	23,104	23,104
Accrued expenses and other liabilities	(411,638)	490,582	14,875
Other assets	281,958	(233,188)	18,458
Net Cash Provided by Operating Activities	52,367	509,779	279,937

Cash flows from investing activities:
Increase in short-term investments	(1)	—	—
Additions (disposition) to property and equipment	896,350	(813,041)	(620,327)
Dividends received from subsidiaries	3,000,000	—	—
Net change in payables and receivables from subsidiaries	(3,734,374)	44,111	593,794
Net Cash Provided (Used) by Investing Activities	161,975	(768,930)	(26,533)

Cash flows from financing activities:
Repurchase of common stock	(242,314)	—	—
Net Cash Used by Financing Activities	(242,314)	—	—

Net (decrease) increase in cash	(27,976)	(259,151)	253,404
Cash at beginning of year	45,831	304,982	51,578
Cash at End of Year	$17,855	$45,831	$304,982

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firms.

82 of 84

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Dividends

Unico received cash dividends from Crusader of $3,000,000, $0 and $0 in the years ended December 31, 2015, 2014 and 2013, respectively.

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

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $144,243, $219,676 and $214,413 for the years ended December 31, 2015, 2014 and 2013, respectively.

Retirement Plans

Profit Sharing Plan

The Unico American Corporation Profit Sharing Plan (Plan) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements. Unico American Corporation is the Plan sponsor and the Plan administrator. Fidelity Management Trust Company is the Plan trustee. The Plan is intended to be a qualified retirement plan under the Internal Revenue Code. As required by the Plan, on an annual basis, the Company must contribute 3% of participants’ eligible compensation to the account of each participant. In addition, pursuant to the terms of the Plan, the Company may contribute to participants an amount determined by the Board of Directors. Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions which are not matched by the Company. Participants must be employed by the Company on the last day of the Plan year to be eligible for a contribution. Participants are eligible to request a distribution of their vested account balance upon death, retirement, minimum required distributions and termination of employment. Effective November 1, 2015, the Company’s Money Purchase Plan was merged into the Plan.

Money Purchase Plan

The Unico American Corporation Money Purchase Plan covered executive officers of the Company and an officer of a subsidiary of the Company. Pursuant to the terms of this plan, the Company annually contributed to the account of each participant an amount equal to a percentage of the participant's eligible compensation as determined by the Board of Directors. However, amounts contributed to the Plan were considered first in determining the actual amount available under the Internal Revenue Service maximum contribution limits. Participants were required to be employed by the Company on the last day of the plan year to be eligible for contribution. Participants were entitled to receive distribution of benefits under this plan upon retirement, termination of employment, death, or disability. Effective November 1, 2015, the Company’s Money Purchase Plan was merged into the Plan.

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

See accompanying report of independent registered accounting firms.

83 of 84

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Cost	Future Benefits, Losses and Loss Adjustment Expenses	Unearned Premium	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premium

Year ended December 31, 2015	$4,233,396	$49,093,571	$18,079,253	$29,573,796	$472,113	$19,163,316	$6,465,232	$9,371,049	$31,029,111

Year ended
December 31, 2014	$3,882,825	$44,396,558	$16,607,179	$26,373,423	$161,738	$14,617,118	$5,986,108	$8,320,507	$27,784,289

Year ended
December 31, 2013	$3,636,003	$43,876,829	$15,260,782	$26,862,307	$331,829	$16,089,175	$6,032,127	$7,768,815	$26,093,284

84 of 84