Form 10-Q
period 2016-03-31
UNICO AMERICAN CORP
filed 2016-05-12
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2016
Common Stock, $0 par value per share	5,307,133

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2016	2015
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $81,361,011 at March 31, 2016, and $82,202,727 at December 31, 2015)	$81,412,412	$82,161,291
Short-term investments, at fair value	11,289,391	15,640,803
Total Investments	92,701,803	97,802,094
Cash	332,725	334,495
Accrued investment income	104,245	85,915
Receivables, net	5,763,394	5,505,361
Reinsurance recoverable:
Paid losses and loss adjustment expenses	620,461	751,323
Unpaid losses and loss adjustment expenses	10,639,215	9,636,961
Deferred policy acquisition costs	4,321,340	4,233,396
Property and equipment, net	10,457,214	10,220,720
Deferred income taxes	1,320,788	1,334,087
Other assets	15,236,348	10,266,083
Total Assets	$141,497,533	$140,170,435

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$50,011,284	$49,093,571
Unearned premiums	18,213,742	18,079,253
Advance premium and premium deposits	493,747	212,255
Income taxes payable	8,800	—
Accrued expenses and other liabilities	2,649,408	2,443,284
Total Liabilities	$71,376,981	$69,828,363

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,307,133 at March 31, 2016, and 5,315,945 at December 31, 2015	$3,743,992	$3,742,547
Accumulated other comprehensive income (loss)	33,925	(27,348)
Retained earnings	66,342,635	66,626,873
Total Stockholders’ Equity	$70,120,552	$70,342,072

Total Liabilities and Stockholders' Equity	$141,497,533	$140,170,435

See condensed notes to unaudited consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2016	2015
REVENUES
Insurance company operation:
Net earned premium	$7,572,415	$6,965,144
Investment income	212,000	87,323
Net realized investments losses	(1,278)	—
Other income	67,594	72,214
Total Insurance Company Operation	7,850,731	7,124,681

Other insurance operations:
Gross commissions and fees	657,245	691,219
Investment income	91	85
Finance fees earned	16,609	15,773
Other income	5,002	441
Total Revenues	8,529,678	7,832,199

EXPENSES
Losses and loss adjustment expenses	5,085,494	4,893,907
Policy acquisition costs	1,699,660	1,492,830
Salaries and employee benefits	1,381,584	1,247,907
Commissions to agents/brokers	40,419	44,588
Other operating expenses	592,547	744,004
Total Expenses	8,799,704	8,423,236

Loss before taxes	(270,026)	(591,037)
Income tax benefit	(71,039)	(194,252)
Net Loss	$(198,987)	$(396,785)

PER SHARE DATA:
Basic
Loss Per Share	$(0.04)	$(0.07)
Weighted Average Shares	5,309,377	5,341,147

Diluted
Loss Per Share	$(0.04)	$(0.07)
Weighted Average Shares	5,309,377	5,341,147

See condensed notes to unaudited consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31
	2016	2015

Net loss	$(198,987)	$(396,785)
Other changes in comprehensive loss:
Changes in unrealized gains on securities classified as available-for-sale arising during the period	92,837	84,033

Income tax expense related to changes in unrealized gains on securities classified as available-for-sale arising during the period	(31,564)	(28,571)
Comprehensive Loss	$(137,714)	$(341,323)

See condensed notes to unaudited consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
	2016	2015
Cash flows from operating activities:
Net loss	$(198,987)	$(396,785)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	115,283	117,451
Bond amortization, net	(4,284)	(4,279)
Non-cash stock based compensation	5,776	5,776
Changes in assets and liabilities:
Net receivables and accrued investment income	(276,363)	(335,417)
Reinsurance recoverable	(871,392)	184,015
Deferred policy acquisition costs	(87,944)	(175,651)
Other assets	(4,910,890)	203,669
Unpaid losses and loss adjustment expenses	917,713	(911,475)
Unearned premiums	134,489	658,711
Advance premium and premium deposits	281,492	139,674
Accrued expenses and other liabilities	206,124	(20,024)
Income taxes current/deferred	(68,840)	(192,011)
Net Cash Used by Operating Activities	(4,757,823)	(726,346)

Cash flows from investing activities:
Purchase of fixed maturity investments	(200,000)	(10,145,037)
Proceeds from maturity of fixed maturity investments	1,046,000	749,000
Net decrease in short-term investments	4,351,412	10,147,992
Additions to property and equipment	(351,777)	(185,287)
Net Cash Provided by Investing Activities	4,845,635	566,668

Cash flows from financing activities:
Repurchase of common stock	(89,582)	—
Net Cash Used by Financing Activities	(89,582)	—

Net decrease in cash	(1,770)	(159,678)
Cash at beginning of period	334,495	309,162
Cash at End of Period	$332,725	$149,484

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

See condensed notes to unaudited consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the Consolidated Balance Sheets at fair value are categorized based on the reliability of inputs for the valuation techniques. (See Note 8.)

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

  Cash and short-term investments – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short- term nature of these instruments.

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2016, and December 31, 2015, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 and 197,467 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 8,812 shares of stock during the three months ended March 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company did not repurchase any stock during the three months ended March 31, 2015. The Company has or will retire all stock repurchased.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31
	2016	2015
Basic Loss Per Share
Net loss	$(198,987)	$(396,785)

Weighted average shares outstanding	5,309,377	5,341,147

Basic loss per share	$(0.04)	$(0.07)

Diluted Loss per Share
Net loss	$(198,987)	$(396,785)

Weighted average shares outstanding	5,309,377	5,341,147
Effect of common share equivalents	—	—
Diluted shares outstanding	5,309,377	5,341,147

Diluted loss per share	$(0.04)	$(0.07)

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted loss per share, as the inclusion of stock options would have an anti-dilutive effect. As of March 31, 2016 and 2015, the Company had 0 and 7,493 common share equivalents which were excluded in the diluted loss per share calculation, respectively.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

During the three months ended March 31, 2016, the Financial Accounting Standards Board (“FASB”) has not issued any accounting standards that are expected to have a material impact on the Company’s consolidated financial statements.

In May 2015, FASB issued Accounting Standards Update (“ASU”) 2015-09 “Disclosures About Short-Duration Contracts.” The objective of this ASU is to increase transparency about significant estimates in unpaid losses and loss adjustment expenses and provide additional information about amount, timing and uncertainty of cash flows related to unpaid losses and loss adjustment expenses. ASU 2015-09 is not expected to have any impact on the Company’s consolidated financial statements. The disclosure mandated by ASU 2015-09 will become effective for annual and quarterly reporting periods ended on and after December 31, 2016.

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company (“Crusader”) and American Acceptance Corporation (“AAC”) are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2012 and California state income tax authorities for tax returns filed starting at taxable year 2011. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of March 31, 2016, and December 31, 2015, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31	December 31
	2016	2015

Building and leasehold improvements located in Calabasas, California	$8,275,806	$8,217,477
Furniture, fixtures and equipment	2,541,033	2,251,623
Accumulated depreciation and amortization	(2,319,310)	(2,204,027)
Land located in Calabasas, California	1,787,485	1,787,485
Computer software under development	172,200	168,162
Property and equipment, net	$10,457,214	$10,220,720

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three months ended March 31, 2016 and 2015, was $115,283 and $117,451, respectively.

For the three months ended March 31, 2016 and 2015, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $59,406 and $49,857 which is included in “Other income” from insurance company operation in the Company’s Consolidated Statements of Operations.

.

For the three months ended March 31, 2016 and 2015, the Calabasas building has incurred operating expenses (including depreciation) in the amount of $171,877 and $178,079 which are included in “Other operating expenses” in the Company’s Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of March 31, 2016, 10,292 square feet of the Calabasas building was leased to non-affiliated entities and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

The Company capitalizes certain computer software costs purchased from outside vendors for internal use. These costs also include configuration and customization activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrade and enhancements are capitalized if it is probable that such expenditure will result in additional functionality. The capitalized costs are not depreciated until the software is placed into production.

NOTE 7 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% and 91% of consolidated revenues for the three months ended March 31, 2016 and 2015, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

Revenues, income (loss) before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2016	2015
Revenues
Insurance company operation	$7,850,731	$7,124,681

Other insurance operations	3,198,146	3,141,640
Intersegment eliminations (1)	(2,519,199)	(2,434,122)
Total other insurance operations	678,947	707,518

Total revenues	$8,529,678	$7,832,199

Income (Loss) before Income Taxes
Insurance company operation	$253,754	$(256,581)
Other insurance operations	(523,780)	(334,456)
Total loss before income taxes	$(270,026)	$(591,037)

	As of
	March 31	December 31
	2016	2015
Assets
Insurance company operation	$127,750,846	$126,406,439
Intersegment eliminations (2)	(2,027,008)	(1,409,797)
Total insurance company operation	125,723,838	124,996,642
Other insurance operations	15,773,695	15,173,793
Total assets	$141,497,533	$140,170,435

(1)	Intersegment revenue eliminations reflect rents paid by Unico to Crusader for spaced leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining the fair value of its financial instruments, the Company employs a fair value hierarchy that prioritizes the inputs for the valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the Consolidated Balance Sheets at fair value are categorized based on the reliability of inputs for the valuation techniques as follows:

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2016, and December 31, 2015:

	Level 1	Level 2	Level 3	Total
March 31, 2016
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$24,131,412	$—	$—	$24,131,412
Certificates of deposit	—	57,281,000	—	57,281,000
Total fixed maturity securities	24,131,412	57,281,000	—	81,412,412
Cash and short-term investments	11,622,116	—	—	11,622,116
Total financial instruments at fair value	$35,753,528	$57,281,000	$—	$93,034,528

December 31, 2015
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$24,034,291	$—	$—	$24,034,291
Certificates of deposit	—	58,127,000	—	58,127,000
Total fixed maturity securities	24,034,291	58,127,000	—	82,161,291
Cash and short-term investments	15,975,298	—	—	15,975,298
Total financial instruments at fair value	$40,009,589	$58,127,000	$—	$98,136,589

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2016 and 2015.

NOTE 9 – INVESTMENTS

A summary of total investment income and net realized losses is as follows:

	Three Months Ended March 31
	2016	2015

Fixed maturities	$177,837	$71,936
Short-term investments	34,254	15,472
Total investment income	212,091	87,408
Net realized losses	(1,278)	—
Investment income and net realized losses	$210,813	$87,408

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Available-for-sale:
Fixed maturities
Certificates of deposit	$57,281,000	$—	$—	$57,281,000
U.S. treasury securities	24,080,011	56,215	(4,814)	24,131,412
Total fixed maturities	$81,361,011	$56,215	$(4,814)	$81,412,412

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Available-for-sale:
Fixed maturities
Certificates of deposit	$58,127,000	$—	$—	$58,127,000
U.S. treasury securities	24,075,727	3,188	(44,624)	24,034,291
Total fixed maturities	$82,202,727	$3,188	$(44,624)	$82,161,291

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2016	2015

Gross unrealized gains on fixed maturities	$56,215	$3,188
Gross unrealized (losses) on fixed maturities	(4,814)	(44,624)
Net unrealized gains (losses) on fixed maturities	51,401	(41,436)
Deferred federal tax (expense) benefit	(17,476)	14,088
Net unrealized gains (losses), net of deferred income taxes	$33,925	$(27,348)

At March 31, 2016, the Company had two fixed maturity investments with a combined unrealized loss of $4,667 for a continuous period of less than 12 months and one fixed maturity investment with an unrealized loss of $147 for a continuous period of more than 12 months. At December 31, 2015, the Company had three fixed maturity investments with a combined unrealized loss of $38,509 for a continuous period of less than 12 months and two fixed maturity investments with a combined unrealized loss of $6,115 for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities as of March 31, 2016, and December 31, 2015, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. During the three months ended March 31, 2016, the Company sold three certificates of deposit. These securities had amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. The Company did not sell any fixed maturity investments during the three months ended March 31, 2015. There were no realized investment gains or losses during the three months ended March 31, 2015. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s investment in certificates of deposit included $56,681,000 and $57,527,000 of brokered certificates of deposit as of March 31, 2016, and December 31, 2015, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificate of deposit investments are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered certificates of deposit are within the FDIC insured permissible limits. As of March 31, 2016, and December 31, 2015, the Company’s remaining certificates of deposit totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and are held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	March 31	December 31
	2016	2015
U.S. treasury bills	$4,994,799	$9,987,804
U.S. treasury money market fund	4,720,402	3,357,841
Certificates of deposit	450,000	1,346,000
Bank money market accounts	1,122,427	947,395
Bank savings accounts	1,763	1,763
Total short-term investments	$11,289,391	$15,640,803

NOTE 10 – CONTINGENCIES

The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings as either plaintiff or defendant. From time to time, the Company is required to resort to legal proceedings against vendors providing services to the Company or against customers or their agents to enforce collection of premiums, commissions, or fees. These routine items of litigation do not materially affect the Company and are handled on a routine basis by the Company through its counsel.

The Company establishes reserves for lawsuits, regulatory actions, and other contingencies for which the Company is able to estimate its potential exposure and believes a loss is probable. For loss contingencies believed to be reasonably possible, the Company discloses the nature of the loss contingency, an estimate of the possible loss, a range of loss, or a statement that such an estimate cannot be made.

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through the Company. Incidental actions related to disputes concerning the issuance or non-issuance of individual policies are sometimes brought by customers or others. These items are also handled on a routine basis by counsel, and they do not generally affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader is appealing the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash in lieu of an appeal bond with the Los Angeles Superior Court on December 28, 2015. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. The cash deposits in lieu of an appeal bond of $13,373,793 and $7,924,178 were included in “Other assets” in the Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, respectively. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance, subject to retention and participation. Since this litigation was related to a Crusader claim in its normal course of business, management’s best estimate for ultimate liability related to this litigation was included in Crusader’s IBNR as of March 31, 2016, and December 31, 2015.

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The other individual paid the Company to settle the claim against him. The Company collected $0 during the three months ended March 31, 2016 and 2015. As of March 31, 2016, and December 31, 2015, the agent’s balance due to Unifax was $1,181,272. As of March 31, 2016, and December 31, 2015, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at March 31, 2016, the Company continues to pursue collection of the judgments from the three principals.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Unico American Corporation, referred to herein as the "Company” or “Unico," is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; provides insurance premium financing; and provides membership association services.

Total revenues for the three months ended March 31, 2016, was $8,529,678 compared to $7,832,199 for the three months ended March 31, 2015, an increase of $697,479 (9%). The Company had net loss of $198,987 for the three months ended March 31, 2016, compared to net loss of $396,785 for the three months ended March 31, 2015, a decrease of $197,798.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's consolidated financial statements and notes thereto, and all other items contained within the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92% and 91% of consolidated revenues for the three months ended March 31, 2016 and 2015, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of March 31, 2016, Crusader Insurance Company (“Crusader”) was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business was written in the state of California until June 2014 when Crusader also began writing business in the state of Arizona. During the three months ended March 31, 2016 and 2015, 99% of Crusader’s business was commercial multi-peril policies. In October of 2015, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, Crusader was assigned an Issuer Credit Rating of a- (Excellent).

The property and casualty insurance business is cyclical in nature, and the previous years have been characterized as a “soft market.” The conditions of a soft market include premium rates that are stable or falling and insurance is readily available. Contrarily, “hard market” conditions occur during periods in which premium rates rise and coverage may be more difficult to find. The Company believes that the California property and casualty insurance market is intensely competitive but relatively stable.

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

The following is a reconciliation of net written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended March 31
	2016	2015

Net written premium	$7,705,590	$7,622,529
Change in direct unearned premium	(134,489)	(658,711)
Change in ceded unearned premium	1,314	1,326
Net earned premium	$7,572,415	$6,965,144

For the three months ended March 31, 2016, direct written premium (before premium ceded to reinsurers) as reported on Crusader’s statutory financial statements was $9,182,555 compared to $8,872,962 for the three months ended March 31, 2015, an increase of $309,593 (3%).

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit before income taxes is as follows:

	Three Months Ended March 31
	2016	2015	Increase

Net written premium	$7,705,590	$7,622,529	$83,061
Change in net unearned premium	(133,175)	(657,385)	524,210
Net earned premium	7,572,415	6,965,144	607,271
Less underwriting expenses:
Losses and loss adjustment expenses	5,085,494	4,893,907	191,587
Policy acquisition costs	1,699,660	1,492,830	206,830
Total underwriting expenses	6,785,154	6,386,737	398,417
Underwriting profit (before income taxes)	$787,261	$578,407	$208,854

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended March 31
	2016	2015	Increase (Decrease)

Losses and loss adjustment expenses:
Provision for insured events of current year	$4,723,668	$6,005,699	$(1,282,031)
Development of insured events of prior years	361,826	(1,111,792)	1,473,618
Total losses and loss adjustment expenses	$5,085,494	$4,893,907	$191,587

Losses and loss adjustment expenses were 67% of net earned premium for the three months ended March 31, 2016, compared to 70% of net earned premium for the three months ended March 31, 2015.

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 8% and 9% of total revenues in the three months ended March 31, 2016 and 2015, respectively.

Investments and Liquidity

The Company generates revenues from its total invested assets of $92,650,402 (at amortized cost) and $106,664,843 (at amortized cost) as of March 31, 2016 and 2015, respectively. These assets do not include two cash deposits by Crusader, in lieu of appeal bonds, placed with the Los Angeles Superior Court. These deposits, totaling $13,373,793, were made in December 2015 and March 2016 and were included in “Other assets” in the Consolidated Balance Sheet as of March 31, 2016. Investment income increased $124,683 (143%) to $212,091 for the three months ended March 31, 2016, compared to $87,408 for the three months ended March 31, 2015. The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 0.9% for the three months ended March 31, 2016, from 0.3% for the three months ended March 31, 2015. The increase in the annualized yield on average invested assets is primarily a result of a decrease in lower yielding short-term investments and an increase in higher yielding fixed maturity investments. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. As of March 31, 2016, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, money market funds and a savings account. The Company’s investments in U.S treasury securities and money market funds are readily marketable. As of March 31, 2016, the weighted average maturity of the Company’s investments is approximately 1.3 years.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at March 31, 2016, were $92,983,127 compared to $98,178,025 at December 31, 2015. Crusader's cash and investments were 99% of the total cash and investments (at amortized cost) held by the Company as of March 31, 2016, and December 31, 2015.

As of March 31, 2016, the Company had invested $81,361,011 (at amortized cost) or 88% of its total invested assets in fixed maturity obligations, which included $24,080,011 (30% of fixed maturity investments) in U.S. treasury notes and $57,281,000 (70% of fixed maturity investments) in long-term certificates of deposit. As of December 31, 2015, the Company had invested $82,202,727 (at amortized cost) or 84% of its total invested assets in fixed maturity obligations, which included $24,075,727 (29% of fixed maturity investments) in U.S. treasury notes and $58,127,000 (71% of fixed maturity investments) in long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, a U.S. treasury money market fund, certificates of deposit, bank money market accounts and a bank savings account that are all highly rated and redeemable within one year.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2016, and December 31, 2015, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 and 197,467 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 8,812 shares of stock during the three months ended March 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company did not repurchase any stock during the three months ended March 31, 2015. The Company has or will retire all stock repurchased.

The Company reported $4,757,823 net cash used by operating activities for the three months ended March 31, 2016, compared to $726,346 net cash used by operating activities for the three months ended March 31, 2015. The largest contributor to the use of cash for the three months ended March 31, 2016, was a $5,449,615 cash deposit by Crusader in lieu of an appeal bond placed with the Los Angeles Superior Court on March 21, 2016. This cash deposit was in addition to the $7,924,178 cash deposit by Crusader in lieu of an appeal bond placed with the Los Angeles Superior Court on December 28, 2015, to appeal two judgments on a Crusader policy liability claim.

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

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2016, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Since trust receivables were in excess of trust payables, there were no trust restrictions on cash and short-term investments at March 31, 2016.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2016, to the three months ended March 31, 2015, unless otherwise indicated.

For the three months ended March 31, 2016, total revenues were $8,529,678, an increase of $697,479 (9%) compared to total revenues of $7,832,199 for the three months ended March 31, 2015. For the three months ended March 31, 2016, the Company had loss before taxes of $270,026, a decrease of $321,011 (54%) compared to loss before taxes of $591,037 for the three months ended March 31, 2015. For the three months ended March 31, 2016, the Company had net loss of $198,987, a decrease of $197,798 (50%) compared to net loss of $396,785 for the three months ended March 31, 2015.

The increase in revenues of $697,479 (9%) for the three months ended March 31, 2016, when compared to March 31, 2015, was primarily due to an increase in net earned premium of $607,271 (9%).

The decrease in loss before tax of $321,011 for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due primarily to the increase in revenues of $697,479 partially offset by increase in losses and loss adjustment expenses of $191,587 (4%).

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements increased $309,593 (3%) to $9,182,555 for the three months ended March 31, 2016, compared to $8,872,962 for the three months ended March 31, 2015.

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

Earned premium (before reinsurance) increased $833,824 (10%) to $9,048,075 for the three months ended March 31, 2016, compared to $8,214,251 for the three months ended March 31, 2015. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Ceded earned premium increased $226,553 (18%) to $1,475,660 for the three months ended March 31, 2016, compared to $1,249,107 for the three months ended March 31, 2015. Ceded earned premium as a percentage of direct earned premium was 16% and 15% for the three months ended March 31, 2016 and 2015, respectively.

In calendar years 2016 and 2015, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty. In calendar year 2016, Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($36,000,000 in excess of $10,000,000). In calendar year 2015, Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of March 31, 2016, and December 31, 2015, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets was $0. The contingent commission (loss) recognized was $0 and $(31,806) for the three months ended March 31, 2016 and 2015, respectively.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2016, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended March 31
	2016	2015	Increase

Direct earned premium	$9,048,075	$8,214,251	$833,824
Ceded earned premium	1,475,660	1,249,107	226,553
Net earned premium	$7,572,415	$6,965,144	$607,271
Ratio of ceded earned premium to direct earned premium	16%	15%

Investment income increased $124,683 (143%) to $212,091 for the three months ended March 31, 2016, compared to $87,408 for the three months ended March 31, 2015. The Company had realized losses of $1,278 for the three months ended March 31, 2016 and no realized gains or losses for the three months ended March 31, 2015.

The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 0.9% for the three months ended March 31, 2016, from 0.3% for the three months ended March 31, 2015. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments, which provide a higher yield.

Investment income, excluding net realized losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2016	2015

Average invested assets* - at amortized cost	$95,246,966	$107,038,681
Interest income
Insurance company operation	$212,000	$87,323
Other insurance operations	91	85
Total investment income	$212,091	$87,408

Annualized yield on average invested assets	0.9%	0.3%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2016, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2016	$17,773,000	$17,770,789	$17,776,125	0.7%
December 31, 2017	51,084,000	51,066,065	51,112,278	0.8%
December 31, 2018	12,276,000	12,276,157	12,276,009	1.2%
December 31, 2019	248,000	248,000	248,000	2.2%
Total	$81,381,000	$81,361,011	$81,412,412	0.9%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 1.3 years as of March 31, 2016, and 1.6 years as of March 31, 2015. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

At March 31, 2016, the Company had two fixed maturity investments with a combined unrealized loss of $4,667 for a continuous period of less than 12 months and one fixed maturity investment with an unrealized loss of $147 for a continuous period of more than 12 months. At December 31, 2015, the Company had three fixed maturity investments with a combined unrealized loss of $38,509 for a continuous period of less than 12 months and two fixed maturity investments with a combined unrealized loss of $6,115 for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of March 31, 2016, and December 31, 2015, were determined to be temporary.

Although the Company does not have an intent to sell its fixed maturity investments, the Company may sell investment securities from time to time in response to economic and market conditions. During the three months ended March 31, 2016, the Company sold three certificates of deposit. These securities had amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. The Company did not sell any fixed maturity investments during the three months ended March 31, 2015. There were no realized investment gains or losses during the three months ended March 31, 2015. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income included in Insurance Company Revenues and Other Insurance Operations decreased $59 (less than 1%) to $72,596 for the three months ended March 31, 2016, compared to $72,655 for the three months ended March 31, 2015.

Gross commissions and fees decreased $33,974 (5%) to $657,245 for the three months ended March 31, 2016, compared to gross commissions and fees of $691,219 for the three months ended March 31, 2015.

The changes in gross commission and fee income for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, are as follows:

	Three Months Ended March 31
			Increase
	2016	2015	(Decrease)

Policy fee income	$409,989	$405,907	$4,082
Health insurance program	217,812	245,508	(27,696)
Membership and fee income	20,625	23,168	(2,543)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	—	49	(49)
Contingent commission	8,819	16,587	(7,768)
Total	$657,245	$691,219	$(33,974)

Unifax Insurance Systems, Inc. (“Unifax”) sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income increased $4,082 (1%) in the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

American Insurance Brokers, Inc. (“AIB”), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $27,696 (11%) in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease in commission income reported in the three months ended March 31, 2016, when compared to the prior year period, is primarily a result of decrease in the commission rate on individual and group policies due primarily to the Patient Protection and Affordable Care Act.

The Company's wholly owned subsidiary Insurance Club, Inc., dba AAQHC An Administrator (“AAQHC”), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $2,543 (11%) for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This decrease is primarily a result of a decrease in the number of association members enrolled in AAQHC during the three months ended March 31, 2016, compared to the number of association members enrolled during the three months ended March 31, 2015.

The daily automobile rental insurance program was produced by Bedford Insurance Services, Inc. (“Bedford”), a wholly owned subsidiary of the Company. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written. The Company no longer actively markets this program.

Finance fees earned consist of late fees, returned check fees and payment processing fees. These fees earned by the Company’s wholly owned premium finance subsidiary, American Acceptance Corporation (“AAC”), increased $836 (5%) to $16,609 for the three months ended March 31, 2016, compared to $15,773 in fees earned during the three months ended March 31, 2015. The increase in fees earned during the three months ended March 31, 2016, compared to three months ended March 31, 2015, is primarily a result of more late fees earned during the period compared to the prior year period. AAC issued 805 loans and had 2,416 loans outstanding during the three months ended March 31, 2016, compared to 877 loans and 2,531 loans outstanding during the three months ended March 31, 2015. AAC provides premium financing only for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010, and, therefore, did not earn any finance charges during the three months ended March 31, 2016 and 2015. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 67% of net earned premium for the three months ended March 31, 2016, compared to 70% of net earned premium for the three months ended March 31, 2015.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2016	2015	Increase (Decrease)

Net earned premium	$7,572,415	$6,965,144	$607,271

Losses and loss adjustment expenses
Provision for insured events of current year	4,723,668	6,005,699	(1,282,031)
Development of insured events of prior years	361,826	(1,111,792)	1,473,618
Total losses and loss adjustment expenses	$5,085,494	$4,893,907	$191,587

Calendar year loss ratio	67%	70%

The current accident year losses and loss adjustment expenses in the three months ended March 31, 2016, were 62% of net earned premium compared to the current accident year losses and loss adjustment expenses of 86% in the three months ended March 31, 2015.

The Company reported a $1,473,618 decrease in the favorable development of insured events of prior accident years during the three months ended March 31, 2016, compared with the three months ended March 31, 2015.  The $361,826 development of insured events of prior years during the three months ended March 31, 2016, is primarily due to adverse development in the 2013, 2011 and 2008 accident years.

The variability of the Crusader’s losses and loss adjustment expenses for the periods presented is primarily due to the small and diverse population of the Crusader’s policyholders and claims, which may result in greater fluctuations in claim frequency and/or severity. In addition, Crusader’s reinsurance retention, which is relatively high in relationship to its net earned premium, can result in increased loss ratio volatility when large losses are incurred in a relatively short period of time. Nevertheless, management believes that its reinsurance retention is reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

The preparation of the Company’s consolidated financial statements requires estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses. Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. Management draws on its collective experience to judgmentally determine its best estimate. In addition to applying a variety of standard actuarial methods to the data, an extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are: loss and loss adjustment expense development patterns; frequencies; severities; and ratios of loss to premium, loss adjustment expense to premium, and loss adjustment expense to loss.

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

The establishment of loss and loss adjustment expense reserves is a detailed process as there are many factors that can ultimately affect the final settlement of a claim. Estimates are based on a variety of industry data and on the Company’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid. Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These costs were approximately 22% and 21% of net earned premium for the three months ended March 31, 2016 and 2015, respectively. Policy acquisition costs increased in the three months ended March 31, 2016, due primarily to the increase in the commission expenses associated with the increase in the net earned premium in the three months ended March 31, 2016, compared to the prior year period.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended March 31
	2016	2015	Increase

Policy acquisition costs	$1,699,660	$1,492,830	$206,830
Ratio to net earned premium (GAAP ratio)	22%	21%

Salaries and employee benefits increased $133,677 (11%) to $1,381,584 for the three months ended March 31, 2016, compared to $1,247,907 for the three months ended March 31, 2015.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended March 31
	2016	2015	Increase (Decrease)

Total salaries and employee benefits incurred	$2,030,921	$1,848,934	$181,987
Less: charged to losses and loss adjustment expenses	(288,114)	(248,666)	(39,448)
Less: capitalized to policy acquisition costs	(361,223)	(352,361)	(8,862)
Net amount charged to operating expenses	$1,381,584	$1,247,907	$133,677

Commissions to agents/brokers decreased $4,169 (9%) to $40,419 for the three months ended March 31, 2016, compared to $44,588 for the three months ended March 31, 2015.

Other operating expenses decreased $151,457 (20%) to $592,547 for the three months ended March 31, 2016, compared to $744,004 for the three months ended March 31, 2015. The decrease in other operating expenses for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is related primarily to lower rent and external audit fees.

Income tax benefit decreased $123,213 (63%) to $71,039 (26% of pre-tax loss) for the three months ended March 31, 2016, from an income tax benefit of $194,252 (33% of pre-tax loss) for the three months ended March 31, 2015. The decrease in income tax benefit during the three months ended March 31, 2016, when compared to three months ended March 31, 2015, was primarily due to a decrease of $321,011 in pre-tax loss of $270,026 for the three months ended March 31, 2016, compared to pre-tax loss of $591,037 for the three months ended March 31, 2015. The calculated tax rate for the three months ended March 31, 2016, consisted of federal tax benefit rate of 32% and a state income tax expense rate of 6%. The calculated tax rate of 33% for the three months ended March 31, 2015, was comprised of a calculated federal tax benefit rate of approximately 34% while the calculated state tax expense rate was approximately 1%.

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

The Company’s invested assets consist of the following:

	March 31 2016	December 31 2015	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$24,080,011	$24,075,727	$4,284
Short-term cash investments (at cost)	11,289,391	15,640,803	(4,351,412)
Certificates of deposit with original maturity over 1 year (at cost)	57,281,000	58,127,000	(846,000)
Total invested assets	$92,650,402	$97,843,530	$(5,193,128)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2016, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015, in response to Item 1A to Part I of Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the three months ended March 31, 2016, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2016, to January 31, 2016	5,800	$10.05	5,800	191,667
February 1, 2016, to February 29, 2016	3,012	$10.04	3,012	188,655
March 1, 2016, to March 31, 2016	—	—	—	188,655
Total	8,812		8,812

 ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: May 11, 2016 By:   /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: May 11, 2016 By:   /s/ LESTER A. AARON

Lester A. Aaron

Treasurer, Chief Financial Officer, (Principal

Accounting and Principal Financial Officer)