Form 10-Q
period 2016-06-30
UNICO AMERICAN CORP
filed 2016-08-12
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2016
Common Stock, $0 par value per share	5,307,133

1 of 25

 PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2016	2015
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $86,359,294 at June 30, 2016, and $82,202,727 at December 31, 2015)	$86,421,658	$82,161,291
Short-term investments, at fair value	6,958,841	15,640,803
Total Investments	93,380,499	97,802,094
Cash	389,690	334,495
Accrued investment income	143,525	85,915
Receivables, net	6,273,342	5,505,361
Reinsurance recoverable:
Paid losses and loss adjustment expenses	286,270	751,323
Unpaid losses and loss adjustment expenses	9,641,767	9,636,961
Deferred policy acquisition costs	4,495,106	4,233,396
Property and equipment, net	10,503,271	10,220,720
Deferred income taxes	1,288,816	1,334,087
Other assets	15,141,137	10,266,083
Total Assets	$141,543,423	$140,170,435

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$48,987,443	$49,093,571
Unearned premiums	19,265,015	18,079,253
Advance premium and premium deposits	441,579	212,255
Accrued expenses and other liabilities	2,564,792	2,443,284
Total Liabilities	$71,258,829	$69,828,363

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,307,133 at June 30, 2016, and 5,315,945 at December 31, 2015	$3,749,768	$3,742,547
Accumulated other comprehensive income (loss)	41,160	(27,348)
Retained earnings	66,493,666	66,626,873
Total Stockholders’ Equity	$70,284,594	$70,342,072

Total Liabilities and Stockholders' Equity	$141,543,423	$140,170,435

See condensed notes to unaudited consolidated financial statements.

2 of 25

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
REVENUES
Insurance company operation:
Net earned premium	$7,717,951	$7,327,855	$15,290,366	$14,292,999
Investment income	212,344	97,853	424,344	185,176
Net realized investments losses	—	—	(1,278)	—
Other income	67,684	168,881	135,278	241,095
Total Insurance Company Operation	7,997,979	7,594,589	15,848,710	14,719,270

Other insurance operations:
Gross commissions and fees	708,939	701,995	1,366,184	1,393,214
Investment income	106	82	197	167
Finance fees earned	15,608	15,208	32,217	30,981
Other income	—	1,817	5,002	2,258
Total Revenues	8,722,632	8,313,691	17,252,310	16,145,890

EXPENSES
Losses and loss adjustment expenses	4,858,757	4,633,516	9,944,251	9,527,423
Policy acquisition costs	1,701,091	1,599,883	3,400,751	3,092,713
Salaries and employee benefits	1,279,849	1,166,206	2,661,433	2,414,113
Commissions to agents/brokers	40,636	44,756	81,055	89,344
Other operating expenses	633,705	686,657	1,226,252	1,430,661
Total Expenses	8,514,038	8,131,018	17,313,742	16,554,254

Income (loss) before taxes	208,594	182,673	(61,432)	(408,364)
Income tax expense (benefit)	57,564	70,292	(13,475)	(123,960)
Net Income (Loss)	$151,030	$112,381	$(47,957)	$(284,404)

PER SHARE DATA:
Basic
Earnings (loss) per share	$0.03	$0.02	$(0.01)	$(0.05)
Weighted average shares	5,307,133	5,339,392	5,308,255	5,340,270
Diluted
Earnings (loss) per share	$0.03	$0.02	$(0.01)	$(0.05)
Weighted average shares	5,308,501	5,342,944	5,308,255	5,340,270

See condensed notes to unaudited consolidated financial statements.

3 of 25

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Net income (loss)	$151,030	$112,381	$(47,957)	$(284,404)
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	10,963	(14,195)	103,800	69,837

Income tax benefit (expense) related to changes in unrealized gains on securities classified as available-for-sale arising during the period	(3,728)	4,826	(35,292)	(23,745)
Comprehensive Income (Loss)	$158,265	$103,012	$20,551	$(238,312)

See condensed notes to unaudited consolidated financial statements.

4 of 25

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30
	2016	2015
Cash flows from operating activities:
Net loss	$(47,957)	$(284,404)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	239,914	234,345
Bond amortization, net	(8,567)	(9,054)
Non-cash stock based compensation	11,552	11,552
Changes in assets and liabilities:
Net receivables and accrued investment income	(825,591)	(952,580)
Reinsurance recoverable	460,247	(462,692)
Deferred policy acquisition costs	(261,710)	(387,191)
Other assets	(4,847,221)	(111,974)
Unpaid losses and loss adjustment expenses	(106,128)	(164,846)
Unearned premium	1,185,762	1,716,663
Advance premium and premium deposits	229,324	133,077
Accrued expenses and other liabilities	121,508	(446,737)
Income taxes current/deferred	(17,853)	(128,377)
Net Cash Used by Operating Activities	(3,866,720)	(852,218)

Cash flows from investing activities:
Purchase of fixed maturity investments	(5,194,000)	(21,323,858)
Proceeds from maturity of fixed maturity investments	1,046,000	1,949,000
Net decrease in short-term investments	8,681,962	20,647,434
Additions to property and equipment	(522,465)	(339,919)
Net Cash Provided by Investing Activities	4,011,497	932,657

Cash flows from financing activities:
Repurchase of common stock	(89,582)	(23,490)
Net Cash Used by Financing Activities	(89,582)	(23,490)

Net increase in cash	55,195	56,949
Cash at beginning of period	334,495	309,162
Cash at End of Period	$389,690	$366,111

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,774	$8,900

See condensed notes to unaudited consolidated financial statements.

5 of 25

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unico American Corporation (the “Company” or “Unico”) is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, and health insurance through its agency subsidiaries; and provides insurance premium financing and membership association services through its other subsidiaries. References to Unico or the Company include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to the current quarter’s presentation.

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

6 of 25

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2016, and December 31, 2015, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 and 197,467 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended June 30, 2016. The Company repurchased 8,812 shares of stock during the six months ended June 30, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company repurchased 2,204 shares of stock during the three and six months ended June 30, 2015, in unsolicited transactions at a cost of $23,490 of which $1,083 was allocated to capital and $22,407 was allocated to retained earnings. The Company has or will retire all repurchased stock.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings (loss) per share and diluted earnings (loss) per share computations reported on the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Basic Earnings (Loss) Per Share
Net income (loss)	$151,030	$112,381	$(47,957)	$(284,404)

Weighted average shares outstanding	5,307,133	5,339,392	5,308,255	5,340,270

Basic earnings (loss) per share	$0.03	$0.02	$(0.01)	$(0.05)

Diluted Earnings (Loss) Per Share
Net income (loss)	$151,030	$112,381	$(47,957)	$(284,404)

Weighted average shares outstanding	5,307,133	5,339,392	5,308,255	5,340,270
Effect of dilutive securities	1,368	3,552	—	—
Diluted shares outstanding	5,308,501	5,342,944	5,308,255	5,340,270

Diluted earnings (loss) per share	$0.03	$0.02	$(0.01)	$(0.05)

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted (loss) per share, as the inclusion of stock options would have an anti-dilutive effect. As of June 30, 2016 and 2015, the Company had 684 and 5,523 common share equivalents, respectively, that were excluded in the six months diluted (loss) per share calculation.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13 “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's consolidated financial statements, but expects the primary changes to be the use of the expected credit loss model for its premium receivables and reinsurance recoverables and the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will become effective for fiscal years beginning after December 31, 2019.

7 of 25

In May 2015, FASB issued ASU 2015-09 “Disclosures About Short-Duration Contracts.” The objective of this ASU is to increase transparency about significant estimates in unpaid losses and loss adjustment expenses and provide additional information about amount, timing and uncertainty of cash flows related to unpaid losses and loss adjustment expenses. ASU 2015-09 is not expected to have any impact on the Company’s consolidated financial statements. The disclosure mandated by ASU 2015-09 will become effective for annual and quarterly reporting periods ended on and after December 31, 2016.

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company (“Crusader”) and American Acceptance Corporation (“AAC”), wholly owned subsidiaries of the Company, are allocated taxes or tax credits, in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2012 and California state income tax authorities for tax returns filed starting at taxable year 2011. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of June 30, 2016, and December 31, 2015, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states in which Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30	December 31
	2016	2015

Building located in Calabasas, California	$8,321,180	$8,217,477
Furniture, fixtures and equipment	2,665,603	2,251,623
Accumulated depreciation and amortization	(2,443,941)	(2,204,027)

Land located in Calabasas, California	1,787,485	1,787,485
Computer software under development	172,944	168,162

Property and equipment, net	$10,503,271	$10,220,720

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

Depreciation and amortization expense on all property and equipment for the three and six months ended June 30, 2016, was $124,631 and $239,914, respectively, and for the three and six months ended June 30, 2015, was $116,894 and $234,345, respectively.

The Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $56,628 and $116,034 for the three and six months ended June 30, 2016, respectively, and $39,109 and $88,966 for the three and six months ended June 30, 2015, respectively. This rental revenue is included in “Other income” from insurance company operation in the Company’s Consolidated Statements of Operations.

The Calabasas building has incurred operating expenses (including depreciation) in the amount of $164,360 and $336,237 for the three and six months ended June 30, 2016, respectively, and $165,125 and $344,204 for the three and six months ended June 30, 2015, respectively. These operating expenses are included in “Other operating expenses” in the Company’s Consolidated Statements of Operations.

8 of 25

The total square footage of the Calabasas building is 46,884, including common areas. As of June 30, 2016, 10,292 square feet of the Calabasas building was leased to non-affiliated entities and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

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

NOTE 7 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% of total revenues for the three and six months ended June 30, 2016, compared to 91% of total revenues for the three and six months ended June 30, 2015. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to total revenues.

Revenues, income (loss) before income taxes, and assets by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Revenues
Insurance company operation	$7,997,979	$7,594,589	$15,848,710	$14,719,270

Other insurance operations	3,543,106	3,382,306	6,741,252	6,523,946
Intersegment eliminations (1)	(2,818,453)	(2,663,204)	(5,337,652)	(5,097,326)
Total other insurance operations	724,653	719,102	1,403,600	1,426,620

Total revenues	$8,722,632	$8,313,691	$17,252,310	$16,145,890

Income (Loss) Before Income Taxes
Insurance company operation	$304,736	$254,512	$558,489	$(2,068)
Other insurance operations	(96,142)	(71,839)	(619,921)	(406,296)
Total income (loss) before income taxes	$208,594	$182,673	$(61,432)	$(408,364)

	June 30	December 31
	2016	2015
Assets
Insurance company operation	$127,015,998	$126,406,439
Intersegment eliminations (2)	(1,491,520)	(1,409,797)
Total insurance company operation	125,524,478	124,996,642
Other insurance operations	16,018,945	15,173,793
Total assets	$141,543,423	$140,170,435

(1)	Intersegment revenue eliminations reflect rents paid by Unico to Crusader for space leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

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

9 of 25

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

The hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the fair value hierarchy level within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) or unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis and are allocated among the three levels within the fair value hierarchy as of June 30, 2016, and December 31, 2015:

	Level 1	Level 2	Level 3	Total
June 30, 2016
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$24,146,658	$—	$—	$24,146,658
Certificates of deposit	—	62,275,000	—	62,275,000
Total fixed maturity securities	24,146,658	62,275,000	—	86,421,658
Cash and short-term investments	7,348,531	—	—	7,348,531
Total financial instruments at fair value	$31,495,189	$62,275,000	$—	$93,770,189

December 31, 2015
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$24,034,291	$—	$—	$24,034,291
Certificates of deposit	—	58,127,000	—	58,127,000
Total fixed maturity securities	24,034,291	58,127,000	—	82,161,291
Cash and short-term investments	15,975,298	—	—	15,975,298
Total financial instruments at fair value	$40,009,589	$58,127,000	$—	$98,136,589

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and six months ended June 30, 2016 and 2015.

NOTE 9 – INVESTMENTS

A summary of total investment income and net realized losses is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Fixed maturities	$180,828	$85,229	$358,665	$157,165
Short-term investments	31,622	12,706	65,876	28,178
Total investment income	212,450	97,935	424,541	185,343
Net realized losses	—	—	(1,278)	—
Total investment income and net realized losses	$212,450	$97,935	$423,263	$185,343

10 of 25

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Available for sale:
Fixed maturities
Certificates of deposit	$62,275,000	$—	$—	$62,275,000
U.S. treasury securities	24,084,294	62,364	—	24,146,658
Total fixed maturities	$86,359,294	$62,364	$—	$86,421,658

December 31, 2015
Available for sale:
Fixed maturities
Certificates of deposit	$58,127,000	$—	$—	$58,127,000
U.S. treasury securities	24,075,727	3,188	(44,624)	24,034,291
Total fixed maturities	$82,202,727	$3,188	$(44,624)	$82,161,291

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2016	2015

Gross unrealized gains of fixed maturities	$62,364	$3,188
Gross unrealized (losses) of fixed maturities	—	(44,624)
Net unrealized gains (losses) on investments	62,364	(41,436)
Deferred federal tax (expense) benefit	(21,204)	14,088
Net unrealized gains (losses), net of deferred income taxes	$41,160	$(27,348)

At December 31, 2015, the Company had three fixed maturity investments with gross unrealized losses of $38,509 for a continuous period of less than 12 months and two fixed maturity investments with gross unrealized losses of $6,115 for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities as of December 31, 2015, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company sold three certificates of deposit during the six months ended June 30, 2016. These securities had an amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. The Company did not sell any fixed maturity investments and there were no realized investment gains or losses during the three months ended June 30, 2016, nor during the three and six months ended June 30, 2015. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s investment in certificates of deposit included $61,675,000 and $57,527,000 of brokered certificates of deposit as of June 30, 2016, and December 31, 2015, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of MUFG Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held by UnionBank Global Custody Services for the benefit of the Company, and are FDIC insured within permissible limits. As of June 30, 2016, and December 31, 2015, the Company’s remaining certificates of deposit totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and are held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits.

11 of 25

Short-term investments have an initial maturity of one year or less and consist of the following:

	June 30	December 31
	2016	2015
U.S. treasury bills	$—	$9,987,804
U.S. treasury money market fund	5,063,582	3,357,841
Certificates of deposit	948,000	1,346,000
Bank money market accounts	945,496	947,395
Bank savings accounts	1,763	1,763
Total short-term investments	$6,958,841	$15,640,803

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

In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader is appealing the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash in lieu of an appeal bond with the Los Angeles Superior Court on December 28, 2015. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. The cash deposits in lieu of an appeal bond of $13,373,793 and $7,924,178 were included in “Other assets” in the Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, respectively. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance, subject to retention and participation. Since this litigation was related to a Crusader claim in its normal course of business, management’s best estimate for ultimate liability related to this litigation was included in Crusader’s IBNR as of June 30, 2016, and December 31, 2015.

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The other individual paid the Company to settle the claim against him. The Company collected $0 during the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, and December 31, 2015, the agent’s balance due to Unifax was $1,181,272. As of June 30, 2016, and December 31, 2015, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at June 30, 2016, the Company continues to pursue collection of the judgments from the three principals.

12 of 25

On October 9, 2015, the Company filed a lawsuit in the Superior Court for the State of California, County of Los Angeles, Central District against a software vendor, Insurance Systems, Inc. (“ISI”). The lawsuit sought an unspecified amount in monetary damages plus punitive damages against ISI. Causes of action stated in the lawsuit included fraudulent inducement and intentional misrepresentation, negligent misrepresentation, negligence, violation of business and professional code, breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of contract and breach of implied covenant of good faith and fair dealings. Subsequently, the lawsuit was removed to the United States District Court for the Central District of California and all causes of action have been disallowed by the court except for breach of contract. On May 16, 2016, ISI filed a countersuit against the Company for $1,792,398 for unpaid invoices plus damages for alleged breach of the contract related to implementation of the ISI computer software by the Company. The Company is vigorously defending the countersuit and believes it to be without merit. The Company has asserted various affirmative defenses in opposition to the ISI countersuit including defenses of fraud in inducement, fraudulent concealment, and negligent misrepresentation.

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

Total revenues for the three months ended June 30, 2016, were $8,722,632 compared to $8,313,691 for the three months ended June 30, 2015, an increase of $408,941 (5%). Total revenues for the six months ended June 30, 2016, were $17,252,310 compared to $16,145,890 for the six months ended June 30, 2015, an increase of $1,106,420 (7%). The Company had net income of $151,030 for the three months ended June 30, 2016, compared to net income of $112,381 for the three months ended June 30, 2015, an increase of $38,649 (34%). The Company had a net loss of $47,957 for the six months ended June 30, 2016, compared to a net loss of $284,404 for the six months ended June 30, 2015, a decrease of $236,447 (83%).

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

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operation, fee income from the premium finance operation, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92% of total revenues for the three and six months ended June 30, 2016, compared to 91% of total revenues for the three and six months ended June 30, 2015. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to total revenues.

Insurance Company Operation

As of June 30, 2016, Crusader Insurance Company (“Crusader”), a wholly owned subsidiary of the Company, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until June 2014, all of Crusader’s business was written in the state of California. In June 2014, Crusader began writing business in the state of Arizona. During the three and six months ended June 30, 2016, 99.3% and 99.4% of Crusader’s total direct written premium (before premium ceded to reinsurers) was produced in California, respectively, compared to 99.6% and 99.5% for the three and six months ended June 30, 2015, respectively. 98% and 99% of Crusader’s business was commercial multi-peril policies for the three and six months ended June 30, 2016, respectively, compared to 98% and 99% for the three and six months ended June 30, 2015, respectively. In October 2015, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, A.M. Best Company assigned Crusader an Issuer Credit Rating of a- (Excellent).

13 of 25

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

Written premium is a financial measure that is defined under statutory accounting principles as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is not defined under U.S. generally accepted accounting principles (“GAAP”). Earned premium, the most directly comparable GAAP measure, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.

The following is a reconciliation of net written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net written premium	$8,754,768	$8,359,569	$16,460,358	$15,982,098
Change in direct unearned premium	(1,051,264)	(1,057,951)	(1,185,753)	(1,716,662)
Change in ceded unearned premium	14,447	26,237	15,761	27,563
Net earned premium	$7,717,951	$7,327,855	$15,290,366	$14,292,999

For the three months ended June 30, 2016, direct written premium, as reported on Crusader’s statutory financial statements, was $10,270,811 compared to $9,706,609 for the three months ended June 30, 2015, an increase of $564,202 (6%). For the six months ended June 30, 2016, direct written premium, as reported on Crusader’s statutory financial statements, was $19,453,366 compared to $18,579,571 for the six months ended June 30, 2015, an increase of $873,795 (5%).

The insurance company operation underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit before income taxes is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Increase (Decrease)	2016	2015	Increase

Net written premium	$8,754,768	$8,359,569	$395,199	$16,460,358	$15,982,098	$478,260
Change in net unearned premium	(1,036,817)	(1,031,714)	(5,103)	(1,169,992)	(1,689,099)	519,107
Net earned premium	7,717,951	7,327,855	390,096	15,290,366	14,292,999	997,367
Less:
Losses and loss adjustment expenses	4,858,757	4,633,516	225,241	9,944,251	9,527,423	416,828
Policy acquisition costs	1,701,091	1,599,883	101,208	3,400,751	3,092,713	308,038
Total underwriting expenses	6,559,848	6,233,399	326,449	13,345,002	12,620,136	724,866
Underwriting profit (before income taxes)	$1,158,103	$1,094,456	$63,647	$1,945,364	$1,672,863	$272,501

14 of 25

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Losses and loss adjustment expenses
Provision for insured events of current year	$5,603,427	$5,280,840	$322,587	$10,327,095	$11,286,539	$(959,444)
Development of insured events of prior years	(744,670)	(647,324)	(97,346)	(382,844)	(1,759,116)	1,376,272
Total losses and loss adjustment expenses	$4,858,757	$4,633,516	$225,241	$9,944,251	$9,527,423	$416,828

Losses and loss adjustment expenses were 63% and 65% of net earned premium for the three and six months ended June 30, 2016, respectively, compared to 63% and 67% of net earned premium for the three and six months ended June 30, 2015, respectively.

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 8% of total revenues in the three and six months ended June 30, 2016, compared to approximately 9% of total revenues in the three and six months ended June 30, 2015.

Investments and Liquidity

The Company generated revenues from its total invested assets of $93,318,135 (at amortized cost) and $106,148,997 (at amortized cost) as of June 30, 2016 and 2015, respectively, and from two cash deposits by Crusader, in lieu of appeal bonds, placed with the Los Angeles Superior Court. These deposits, totaling $13,373,793, were made in December 2015 and March 2016 and were included in “Other assets” in the Consolidated Balance Sheet as of June 30, 2016. Investment income included in insurance company operation and other insurance operations revenue increased $114,515 (117%) and $239,198 (129%) to $212,450 and $424,541 for the three and six months ended June 30, 2016, respectively, compared to $97,935 and $185,343 for the three and six months ended June 30, 2015, respectively. The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 0.9% for the three and six months ended June 30, 2016, from 0.4% and 0.3% for the three and six months ended June 30, 2015, respectively. The increase in the annualized yield on average invested assets is primarily a result of a decrease in lower yielding short-term investments and an increase in higher yielding fixed maturity investments. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. As of June 30, 2016, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, money market funds and a savings account. The Company’s investments in U.S treasury securities and money market funds are readily marketable. As of June 30, 2016, the weighted average maturity of the Company’s investments is approximately 1.1 years.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at June 30, 2016, were $93,707,825 compared to $98,178,025 at December 31, 2015. Crusader's cash and investments were 99% of the total cash and investments (at amortized cost) held by the Company as of June 30, 2016, and December 31, 2015.

As of June 30, 2016, the Company had invested $86,359,294 (at amortized cost) or 93% of its total invested assets in fixed maturity obligations, which included $24,084,294 (28% of fixed maturity investments) in U.S. treasury notes and $62,275,000 (72% of fixed maturity investments) in long-term certificates of deposit. As of December 31, 2015, the Company had invested $82,202,727 (at amortized cost) or 84% of its total invested assets in fixed maturity obligations, which included $24,075,727 (29% of fixed maturity investments) in U.S. treasury notes and $58,127,000 (71% of fixed maturity investments) in long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, a U.S. treasury money market fund, certificates of deposit, bank money market accounts and a bank savings account that are all highly rated and redeemable within one year.

15 of 25

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2016, and December 31, 2015, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 and 197,467 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended June 30, 2016. The Company repurchased 8,812 shares of stock during the six months ended June 30, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company repurchased 2,204 shares of stock during the three and six months ended June 30, 2015, in unsolicited transactions at a cost of $23,490 of which $1,083 was allocated to capital and $22,407 was allocated to retained earnings. The Company has or will retire all repurchased stock.

The Company reported $3,866,720 net cash used by operating activities for the six months ended June 30, 2016, compared to $852,218 net cash used by operating activities for the six months ended June 30, 2015. The largest contributor to the use of cash for the six months ended June 30, 2016, was a $5,449,615 cash deposit by Crusader in lieu of an appeal bond placed with the Los Angeles Superior Court on March 21, 2016. This cash deposit was in addition to the $7,924,178 cash deposit by Crusader in lieu of an appeal bond placed with the Los Angeles Superior Court on December 28, 2015, to appeal two judgments on a Crusader policy liability claim.

Other fluctuations in cash flows from operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is due primarily to its small claims population which may result in greater fluctuations in claim frequency and/or severity. Although the Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and it continues to be well capitalized and adequately reserved.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2016, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Since trust receivables were in excess of trust payables, there were no trust restrictions on cash and short-term investments at June 30, 2016.

Results of Operations

All comparisons made in this discussion are comparing the three and six months ended June 30, 2016, to the three and six months ended June 30, 2015, unless otherwise indicated.

For the three and six months ended June 30, 2016, total revenues were $8,722,632 and $17,252,310, respectively, an increase of $408,941 (5%) and $1,106,420 (7%), compared to total revenues of $8,313,691 and $16,145,890 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, the Company had income before taxes of $208,594 and a loss before taxes of $61,432, respectively, an increase of $25,921 (14%) and a decrease of $346,932 (85%), compared to income before taxes of $182,673 and a loss before taxes of $408,364 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, the Company had net income of $151,030 and a net loss of $47,957, respectively, an increase of $38,649 (34%) and a decrease of $236,447 (83%), compared to net income of $112,381 and a net loss of $284,404 for the three and six months ended June 30, 2015, respectively.

16 of 25

The increase in revenues of $408,941 (5%) for the three months ended June 30, 2016, compared to June 30, 2015, was due primarily to an increase in net earned premium of $390,096 (5%). The increase in revenues of $1,106,420 (7%) for the six months ended June 30, 2016, compared to June 30, 2015, was due primarily to an increase in net earned premium of $997,367 (7%).

The increase in income before tax of $25,921 (14%) for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was due primarily to the increase in net earned premium of $390,096 (5%) partially offset by increases in losses and loss adjustment expenses of $225,241 (5%) and in policy acquisition costs of $101,208 (6%). The decrease in loss before tax of $346,932 (85%) for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was due primarily to the increase in net earned premium of $997,367 (7%) partially offset by increases in losses and loss adjustment expenses of $416,828 (4%) and in policy acquisition costs of $308,038 (10%).

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements increased $564,202 (6%) and $873,795 (5%) to $10,270,811 and $19,453,366 for the three and six months ended June 30, 2016, respectively, compared to $9,706,609 and $18,579,571 for the three and six months ended June 30, 2015, respectively.

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

Earned premium (before reinsurance) increased $570,889 (7%) to $9,219,547 and $1,404,695 (8%) to $18,267,604 for the three and six months ended June 30, 2016, respectively, compared to $8,648,658 and $16,862,909 for the three and six months ended June 30, 2015, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Ceded earned premium increased $180,793 (14%) to $1,501,596 and $407,328 (16%) to $2,977,238 for the three and six months ended June 30, 2016, respectively, compared to $1,320,803 and $2,569,910 for the three and six months ended June 30, 2015, respectively. Ceded earned premium as a percentage of direct earned premium was 16% for the three and six months ended June 30, 2016, and 15% for the three and six months ended June 30, 2015.

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

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of June 30, 2016, and December 31, 2015, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets was $0. The contingent commission (loss) recognized was $0 and $(31,806) for the three months ended June 30, 2016 and 2015, respectively, and $0 and $(31,806) for the six months ended June 30, 2016 and 2015, respectively.

17 of 25

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under GAAP. As of June 30, 2016, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Increase	2016	2015	Increase

Direct earned premium	$9,219,547	$8,648,658	$570,889	$18,267,604	$16,862,909	$1,404,695
Ceded earned premium	1,501,596	1,320,803	180,793	2,977,238	2,569,910	407,328
Net earned premium	$7,717,951	$7,327,855	$390,096	$15,290,366	$14,292,999	$997,367
Ratio of ceded earned premium to direct earned premium	16%	15%		16%	15%

Investment income, included in insurance company operation and other insurance operations revenues, increased $114,515 (117%) to $212,450 and $239,198 (129%) to $424,541 for the three and six months ended June 30, 2016, respectively, compared to $97,935 and $185,343 for the three and six months ended June 30, 2015, respectively.

The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 0.9% for the three and six months ended June 30, 2016, respectively, from 0.4% and 0.3% for the three and six months ended June 30, 2015. The increase in the annualized yield on average invested assets is primarily a result of a decrease in lower yielding short-term investments and an increase in higher yielding fixed maturity investments.

Investment income, excluding net realized investment losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Average invested assets* - at amortized cost:	$92,984,269	$106,406,920	$95,580,833	$106,780,758
Interest income
Insurance company operation	$212,344	$97,853	$424,344	$185,176
Other insurance operations	106	82	197	167
Total investment income	$212,450	$97,935	$424,541	$185,343
Annualized yield on average invested assets	0.9%	0.4%	0.9%	0.3%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at June 30, 2016, by contractual maturity, are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2016	$17,473,000	$17,471,888	$17,475,346	0.7%
December 31, 2017	51,782,000	51,767,269	51,826,062	0.8%
December 31, 2018	15,526,000	15,526,137	15,526,250	1.2%
December 31, 2019	1,494,000	1,494,000	1,494,000	1.3%
December 31, 2020	100,000	100,000	100,000	0.3%
Total	$86,375,000	$86,359,294	$86,421,658	0.9%

18 of 25

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 1.1 years as of June 30, 2016, and 1.5 years as of June 30, 2015. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

At June 30, 2016, the Company had six fixed maturity securities with gross unrealized gains of $62,364. At December 31, 2015, the Company had three fixed maturity investments with gross unrealized losses of $38,509 for a continuous period of less than 12 months and two fixed maturity investments with gross unrealized losses of $6,115 for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. As of December 31, 2015, all unrealized losses were on the U.S. treasury securities, and these unrealized losses were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company sold three certificates of deposit during the six months ended June 30, 2016. These securities had an amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. The Company did not sell any fixed maturity investments and there were no realized investment gains or losses during the three months ended June 30, 2016, nor during the three and six months ended June 30, 2015. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other Income, included in insurance company operation and other insurance operations revenues, decreased $103,014 (60%) to $67,684 and $103,073 (42%) to $140,280 for the three and six months ended June 30, 2016, respectively, compared to $170,698 and $243,353 for the three and six months ended June 30, 2015, respectively. The decreases are due primarily to $0 contingent commission recognized on Crusader’s excess of loss reinsurance treaties for accident years 2006, 2004 and 2003 for the three and six months ended June 30, 2016, respectively, compared to $123,494 and $91,686 for the three and six months ended June 30, 2015, respectively.

Gross commissions and fees increased $6,944 (1%) to $708,939 and decreased $27,030 (2%) to $1,366,184 for the three and six months ended June 30, 2016, respectively, compared to $701,995 and $1,393,214 for the three and six months ended June 30, 2015, respectively.

The changes in gross commission and fee income for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)

Policy fee income	$432,518	$430,431	$2,087	$842,507	$836,338	$6,169
Health insurance program	256,899	247,536	9,363	474,711	493,044	(18,333)
Membership and fee income	19,522	22,402	(2,880)	40,147	45,570	(5,423)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	—	1,626	(1,626)	—	1,675	(1,675)
Contingent commission	—	—	—	8,819	16,587	(7,768)
Total	$708,939	$701,995	$6,944	$1,366,184	$1,393,214	$(27,030)

19 of 25

Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of the Company, sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income increased $2,087 (0.5%) and $6,169 (0.7%) in the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015.

American Insurance Brokers, Inc. (“AIB”), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $9,363 (4%) and decreased $18,333 (4%) in the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015.

Insurance Club, Inc., dba AAQHC An Administrator (“AAQHC”), a wholly owned subsidiary of the Company, is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $2,880 (13%) and $5,423 (12%) in the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. These decreases were primarily a result of a decrease in the number of association members enrolled in AAQHC during the three and six months ended June 30, 2016, compared to the number of association members enrolled during the three and six months ended June 30, 2015.

The daily automobile rental insurance program was produced by Bedford Insurance Services, Inc. (“Bedford”), a wholly owned subsidiary of the Company. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written. The Company no longer actively markets this program.

Finance fees earned consist of late fees, returned check fees and payment processing fees. These fees earned by American Acceptance Corporation (“AAC”), a wholly owned subsidiary of the Company, increased $400 (3%) to $15,608 and $1,236 (4%) to $32,217 for the three and six months ended June 30, 2016, respectively, compared to $15,208 and $30,981 for the three and six months ended June 31, 2015, respectively. The increases in fees earned during the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, are primarily a result of more late fees earned during the period compared to the prior year period. During the three and six months ended June 30, 2016, AAC issued 817 and 1,622 loans, respectively, and had 2,422 loans outstanding as of June 30, 2016. During the three and six months ended June 30, 2015, AAC issued 906 and 1,783 loans, respectively, and had 2,570 loans outstanding as of June 30, 2015. AAC provides premium financing only for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010 and, therefore, did not earn any finance charges during the three and six months ended June 30, 2016 and 2015. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 63% and 65% of net earned premium for the three and six months ended June 30, 2016, respectively, compared to 63% and 67% of net earned premium for the three and six months ended June 30, 2015, respectively.

20 of 25

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended June 30
			Increase
	2016	2015	(Decrease)

Net earned premium	$7,717,951	$7,327,855	$390,096

Losses and loss adjustment expenses:
Provision for insured events of current year	5,603,427	5,280,840	322,587
Development of insured events of prior years	(744,670)	(647,324)	(97,346)
Total losses and loss adjustment expenses	$4,858,757	$4,633,516	$225,241

Calendar year loss ratio	63%	63%

	Six Months Ended June 30
			Increase
	2016	2015	(Decrease)

Net earned premium	$15,290,366	$14,292,999	$997,367

Losses and loss adjustment expenses:
Provision for insured events of current year	10,327,095	11,286,539	(959,444)
Development of insured events of prior years	(382,844)	(1,759,116)	1,376,272
Total losses and loss adjustment expenses	$9,944,251	$9,527,423	$416,828

Calendar year loss ratio	65%	67%

The current accident year losses and loss adjustment expenses in the three and six months ended June 30, 2016, were 73% and 68% of net earned premium, respectively, compared to the current accident year losses and loss adjustment expenses of 72% and 79% of net earned premium in the three and six months ended June 30, 2015, respectively.

The Company reported a $97,346 increase in the favorable development of insured events of prior years during the three months ended June 30, 2016, compared with the three months ended June 30, 2015. The Company reported a $1,376,272 decrease in the favorable development of insured events of prior years during the six months ended June 30, 2016, compared with the six months ended June 30, 2015.  The $744,670 and $382,844 favorable developments of insured events of prior years during the three and six months ended June 30, 2016, respectively, are due primarily to favorable development in the 2012, 2010 and 2009 accident years.

The variability of the Crusader’s losses and loss adjustment expenses for the periods presented is due primarily to the small and diverse Crusader’s policyholders and claims population, which may result in greater fluctuations in claim frequency and/or severity. In addition, Crusader’s reinsurance retention, which is relatively high in relationship to its net earned premium, can result in increased loss ratio volatility when large losses are incurred in a relatively short period of time. Nevertheless, management believes that its reinsurance retention is reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

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

21 of 25

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These policy acquisition costs include Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Ceding commission is received on excess of loss ceded premium, and no ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its policy acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These policy acquisition costs were approximately 22% of net earned premium for the three and six months ended June 30, 2016 and 2015. The policy acquisition costs increased in the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, due primarily to the increase in the commission expenses associated with the increase in the net earned premium in the three and six months ended June 30, 2016.

The policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Increase	2016	2015	Increase

Policy acquisition costs	$1,701,091	$1,599,883	$101,208	$3,400,751	$3,092,713	$308,038
Ratio to net earned premium (GAAP ratio)	22%	22%		22%	22%

Salaries and employee benefits increased $113,643 (10%) to $1,279,849 and $247,320 (10%) to $2,661,433 for the three and six months ended June 30, 2016, respectively, compared to $1,166,206 and $2,414,113 for the three and six months ended June 30, 2015, respectively.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended June 30
	2016	2015	Increase (Decrease)

Total salaries and employee benefits incurred	$1,994,064	$1,792,209	$201,855
Less: charged to losses and loss adjustment expenses	(281,468)	(255,608)	(25,860)
Less: capitalized to policy acquisition costs	(432,747)	(370,395)	(62,352)
Net amount charged to operating expenses	$1,279,849	$1,166,206	$113,643

22 of 25

	Six Months Ended June 30
	2016	2015	Increase (Decrease)

Total salaries and employee benefits incurred	$4,024,984	$3,641,145	$383,839
Less: charged to losses and loss adjustment expenses	(569,582)	(504,274)	(65,308)
Less: capitalized to policy acquisition costs	(793,969)	(722,758)	(71,211)
Net amount charged to operating expenses	$2,661,433	$2,414,113	$247,320

Commissions to agents/brokers decreased $4,120 (9%) to $40,636 and $8,289 (9%) to $81,055 for the three and six months ended June 30, 2016, respectively, compared to $44,756 and $89,344 for the three and six months ended June 30, 2015.

Other operating expenses decreased $52,952 (8%) to $633,705 and $204,409 (14%) to $1,226,252 for the three and six months ended June 30, 2016, respectively, compared to $686,657 and $1,430,661 for the three and six months ended June 30, 2015, respectively. The decreases in other operating expenses for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, are primarily related to lower rent partially offset by higher outside director fees.

Income tax provision decreased $12,728 (18%) to an income tax expense of $57,564 (28% of pre-tax income) and increased $110,485 (89%) to a benefit of $13,475 (22% of pre-tax loss) for the three and six months ended June 30, 2016, respectively, compared to an income tax expense of $70,292 (38% of pre-tax income) and a benefit of $123,960 (30% of pre-tax loss) for the three and six months ended June 30, 2015, respectively. The income tax provision is primarily related to income before taxes. The calculated tax rate for the six months ended June 30, 2016, consisted of a federal tax benefit rate of 30% and a state income tax expense rate of approximately 8%. The calculated tax rate for the six months ended June 30, 2015, consisted of a federal tax benefit rate of 32% and a state income tax expense rate of approximately 2%.

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

The Company’s invested assets consist of the following:

	June 30 2016	December 31 2015	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$24,084,294	$24,075,727	$8,567
Short-term cash investments (at cost)	6,958,841	15,640,803	(8,681,962)
Certificates of deposit - over 1 year (at cost)	62,275,000	58,127,000	4,148,000
Total invested assets	$93,318,135	$97,843,530	$(4,525,395)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

23 of 25

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2016, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On October 9, 2015, the Company filed a lawsuit in the Superior Court for the State of California, County of Los Angeles, Central District against a software vendor, Insurance Systems, Inc. (“ISI”). The lawsuit sought an unspecified amount in monetary damages plus punitive damages against ISI. Causes of action stated in the lawsuit included fraudulent inducement and intentional misrepresentation, negligent misrepresentation, negligence, violation of business and professional code, breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of contract and breach of implied covenant of good faith and fair dealings. Subsequently, the lawsuit was removed to the United States District Court for the Central District of California and all causes of action have been disallowed by the court except for breach of contract. On May 16, 2016, ISI filed a countersuit against the Company for $1,792,398 for unpaid invoices plus damages for alleged breach of the contract related to implementation of the ISI computer software by the Company. The Company is vigorously defending the countersuit and believes it to be without merit. The Company has asserted various affirmative defenses in opposition to the ISI countersuit including defenses of fraud in inducement, fraudulent concealment, and negligent misrepresentation.

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015, in response to Item 1A to Part I of Form 10-K.

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: August 11, 2016      By:       /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: August 11, 2016      By:       /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer, (Principal

Accounting and Principal Financial Officer)

25 of 25