Form 10-Q/A
period 2016-06-30
UNICO AMERICAN CORP
filed 2016-08-12
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Unico American Corporation for the quarter ended June 30, 2016, originally filed with the Securities and Exchange Commission on August 11, 2016, (the “Original Filing”). We are filing this Amendment for the sole purpose of adding Interactive Data Files not included with the Original Filing as Exhibit 101. Interactive Data Files are filed with this Amendment as Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred as a date subsequent to the filing of the Original FIning other than as indicated in this Amendment.

EXHIBIT INDEX

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

UNICO AMERICAN CORPORATION

Date: August 12, 2016      By:       /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: August 12, 2016      By:       /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer, (Principal

Accounting and Principal Financial Officer)