Form 10-Q
period 2016-09-30
UNICO AMERICAN CORP
filed 2016-11-09
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2016
Common Stock, $0 par value per share	5,307,133

1 of 26

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2016	2015
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $82,607,624 at September 30, 2016; $82,202,727 at December 31, 2015)	$82,648,802	$82,161,291
Short-term investments, at fair value	8,174,608	15,640,803
Total Investments	90,823,410	97,802,094
Cash	1,215,271	334,495
Accrued investment income	174,660	85,915
Receivables, net	6,142,607	5,505,361
Reinsurance recoverable:
Paid losses and loss adjustment expenses	497,166	751,323
Unpaid losses and loss adjustment expenses	9,653,714	9,636,961
Deferred policy acquisition costs	4,546,827	4,233,396
Property and equipment, net	10,395,814	10,220,720
Deferred income taxes	1,296,451	1,334,087
Other assets	16,064,046	10,266,083
Total Assets	$140,809,966	$140,170,435

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$49,821,455	$49,093,571
Unearned premiums	19,402,159	18,079,253
Advance premium and premium deposits	489,448	212,255
Accrued expenses and other liabilities	2,774,014	2,443,284
Total Liabilities	$72,487,076	$69,828,363

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,307,133 at September 30, 2016, and 5,315,945 at December 31, 2015	$3,755,544	$3,742,547
Accumulated other comprehensive income (loss)	27,177	(27,348)
Retained earnings	64,540,169	66,626,873
Total Stockholders’ Equity	$68,322,890	$70,342,072

Total Liabilities and Stockholders' Equity	$140,809,966	$140,170,435

See condensed notes to unaudited consolidated financial statements.

2 of 26

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
REVENUES
Insurance company operation:
Net earned premium	$7,980,930	$7,563,594	$23,271,296	$21,856,593
Investment income	234,495	128,742	658,839	313,918
Net realized investment losses	—	—	(1,278)	—
Other income	66,147	68,974	201,425	310,069
Total Insurance Company Operation	8,281,572	7,761,310	24,130,282	22,480,580

Other insurance operations:
Gross commissions and fees	697,245	672,368	2,063,429	2,065,582
Investment income	75	76	272	243
Finance fees earned	18,450	17,749	50,667	48,730
Other income	1,000	—	6,002	2,258
Total Revenues	8,998,342	8,451,503	26,250,652	24,597,393

EXPENSES
Losses and loss adjustment expenses	8,038,100	4,346,517	17,982,351	13,873,940
Policy acquisition costs	1,741,499	1,659,226	5,142,250	4,751,939
Salaries and employee benefits	1,318,622	1,254,967	3,980,055	3,669,080
Commissions to agents/brokers	40,324	37,601	121,379	126,945
Other operating expenses	826,519	2,120,832	2,052,771	3,551,493
Total Expenses	11,965,064	9,419,143	29,278,806	25,973,397

Loss before taxes	(2,966,722)	(967,640)	(3,028,154)	(1,376,004)
Income tax benefit	(1,013,225)	(318,130)	(1,026,700)	(442,090)
Net Loss	$(1,953,497)	$(649,510)	$(2,001,454)	$(933,914)

PER SHARE DATA:
Basic
Loss per share	$(0.37)	$(0.12)	$(0.38)	$(0.17)
Weighted average shares	5,307,133	5,335,319	5,307,881	5,338,619
Diluted
Loss per share	$(0.37)	$(0.12)	$(0.38)	$(0.17)
Weighted average shares	5,307,133	5,335,319	5,307,881	5,338,619

See condensed notes to unaudited consolidated financial statements.

3 of 26

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Net loss	$(1,953,497)	$(649,510)	$(2,001,454)	$(933,914)
Other changes in comprehensive loss:
Changes in net unrealized gains on securities classified as available-for-sale arising during the period	(21,186)	16,893	82,614	86,730

Income tax benefit (expense) related to changes in unrealized gains on securities classified as available-for-sale arising during the period	7,203	(5,743)	(28,089)	(29,488)
Comprehensive Loss	$(1,967,480)	$(638,360)	$(1,946,929)	$(876,672)

See condensed notes to unaudited consolidated financial statements.

4 of 26

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
	2016	2015
Cash flows from operating activities:
Net loss	$(2,001,454)	$(933,914)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	361,490	348,979
Bond amortization, net	(12,897)	(14,011)
Non-cash stock based compensation	17,328	17,328
Loss on asset impairment	—	1,287,460
Changes in assets and liabilities:
Net receivables and accrued investment income	(725,991)	(753,430)
Reinsurance recoverable	237,404	(1,479,971)
Deferred policy acquisition costs	(313,431)	(451,269)
Other assets	(4,750,878)	(371,366)
Unpaid losses and loss adjustment expenses	727,884	1,184,375
Unearned premium	1,322,906	1,906,565
Advance premium and premium deposits	277,193	164,220
Accrued expenses and other liabilities	330,730	(759,047)
Income taxes current/deferred	(1,037,537)	(453,102)
Net Cash Used by Operating Activities	(5,567,253)	(307,183)

Cash flows from investing activities:
Purchase of fixed maturity investments	(12,032,000)	(36,247,858)
Proceeds from maturity of fixed maturity investments	11,640,000	3,249,000
Net decrease in short-term investments	7,466,195	34,007,837
Additions to property and equipment	(536,584)	(490,196)
Net Cash Provided by Investing Activities	6,537,611	518,783

Cash flows from financing activities:
Repurchase of common stock	(89,582)	(117,862)
Net Cash Used by Financing Activities	(89,582)	(117,862)

Net increase in cash	880,776	93,738
Cash at beginning of period	334,495	309,162
Cash at End of Period	$1,215,271	$402,900

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,774	$8,900

See condensed notes to unaudited consolidated financial statements.

5 of 26

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to the current quarter’s presentation.

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

6 of 26

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2016, and December 31, 2015, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 and 197,467 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended September 30, 2016. The Company repurchased 8,812 shares of stock during the nine months ended September 30, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company repurchased 9,630 shares of stock during the three months ended September 30, 2015, in unsolicited transactions at a cost of $94,372 of which $4,733 was allocated to capital and $89,639 was allocated to retained earnings. The Company repurchased 11,834 shares of stock during the nine months ended September 30, 2015, in unsolicited transactions at a cost of $117,862 of which $5,816 was allocated to capital and $112,046 was allocated to retained earnings. The Company has or will retire all repurchased stock.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Basic Loss Per Share
Net loss	$(1,953,497)	$(649,510)	$(2,001,454)	$(933,914)

Weighted average shares outstanding	5,307,133	5,335,319	5,307,881	5,338,619

Basic loss per share	$(0.37)	$(0.12)	$(0.38)	$(0.17)

Diluted Loss Per Share
Net loss	$(1,953,497)	$(649,510)	$(2,001,454)	$(933,914)

Weighted average shares outstanding	5,307,133	5,335,319	5,307,881	5,338,619
Effect of dilutive securities	—	—	—	—
Diluted shares outstanding	5,307,133	5,335,319	5,307,881	5,338,619

Diluted loss per share	$(0.37)	$(0.12)	$(0.38)	$(0.17)

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted loss per share, as the inclusion of stock options would have an anti-dilutive effect. As of September 30, 2016 and 2015, the Company had 222 and 0 common share equivalents that were excluded in the three months diluted loss per share calculation, respectively, and 530 and 3,682 common share equivalents that were excluded in the nine months diluted loss per share calculation, respectively.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13 “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's consolidated financial statements, but expects the primary changes to be (i) the use of the expected credit loss model for its premium receivables and reinsurance recoverables and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will become effective for fiscal years beginning after December 31, 2019, but provides for an early adoption for fiscal years beginning after December 31, 2018. The Company has not determined when it will adopt ASU 2016-13.

7 of 26

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

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader Insurance Company (“Crusader”) and American Acceptance Corporation (“AAC”), wholly owned subsidiaries of the Company, are allocated taxes or tax credits, in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2013 and California state income tax authorities for tax returns filed starting at taxable year 2012. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of September 30, 2016, and December 31, 2015, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states in which Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30	December 31
	2016	2015

Building located in Calabasas, California	$8,331,182	$8,217,477
Furniture, fixtures and equipment	2,669,508	2,251,623
Accumulated depreciation and amortization	(2,565,517)	(2,204,027)

Land located in Calabasas, California	1,787,485	1,787,485
Computer software under development	173,156	168,162

Property and equipment, net	$10,395,814	$10,220,720

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

Depreciation and amortization expense on all property and equipment for the three and nine months ended September 30, 2016, was $121,577 and $361,490, respectively, and for the three and nine months ended September 30, 2015, was $114,634 and $348,979, respectively.

The Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $55,099 and $171,133 for the three and nine months ended September 30, 2016, respectively, and $51,552 and $140,518 for the three and nine months ended September 30, 2015. This rental revenue is included in “Other income” from insurance company operation in the Company’s Consolidated Statements of Operations.

The Calabasas building has incurred operating expenses (including depreciation) in the amount of $207,401 and $543,638 for the three and nine months ended September 30, 2016, respectively, and $180,146 and $524,351 for the three and nine months ended September 30, 2015, respectively. These operating expenses are included in “Other operating expenses” in the Company’s Consolidated Statements of Operations.

8 of 26

The total square footage of the Calabasas building is 46,884, including common areas. As of September 30, 2016, 10,292 square feet of the Calabasas building was leased to non-affiliated entities and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

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

On October 9, 2015, the Company concluded that a charge for impairment of the Company’s capitalized computer software costs, related to a contract entered into on November 1, 2012, was required under GAAP. The capitalized costs which were all incurred through the quarter ended June 30, 2015, included $1,287,460 of paid and $223,442 of accrued unpaid invoices from the software vendor, Insurance Systems, Inc. (“ISI”). The impact of this impairment to the Company’s consolidated statements of operations was a charge of $1,287,460 before income taxes in the quarter ended September 30, 2015. The Company did not intend to pay the accrued unpaid invoices which have been reversed from the accrued expenses and other liabilities and capitalized computer software costs as of September 30, 2015. In accordance with Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” this impairment was reported as a subsequent event on the Company’s consolidated financial statements as of September 30, 2015. The decision to impair the asset was based on the Company’s beliefs that the ISI software had not achieved and would not be able to achieve the Company’s expected implementation targets and that the Company was unable to renegotiate the terms of its agreement with ISI. The fair value of the capitalized costs was deemed to be $0. The charge was included in other operating expenses in the consolidated statements of operations for the three and nine months ended September 30, 2015.

NOTE 7 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% of total revenues for the three and nine months ended September 30, 2016, compared to 92% and 91% of total revenues for the three and nine months ended September 30, 2015, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to total revenues.

Revenues, income (loss) before income taxes, and assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Revenues
Insurance company operation	$8,281,572	$7,761,310	$24,130,282	$22,480,580

Other insurance operations	3,367,469	3,191,814	10,108,721	9,715,760
Intersegment eliminations (1)	(2,650,699)	(2,501,621)	(7,988,351)	(7,598,947)
Total other insurance operations	716,770	690,193	2,120,370	2,116,813

Total revenues	$8,998,342	$8,451,503	$26,250,652	$24,597,393

Income (Loss) Before Income Taxes
Insurance company operation	$(2,414,571)	$863,488	$(1,856,083)	$861,422
Other insurance operations	(552,151)	(1,831,128)	(1,172,071)	(2,237,426)
Total loss before income taxes	$(2,966,722)	$(967,640)	$(3,028,154)	$(1,376,004)

	September 30	December 31
	2016	2015
Assets
Insurance company operation	$126,009,223	$126,406,439
Intersegment eliminations (2)	(1,907,685)	(1,409,797)
Total insurance company operation	124,101,538	124,996,642
Other insurance operations	16,708,428	15,173,793
Total assets	$140,809,966	$140,170,435

9 of 26

(1)	Intersegment revenue eliminations reflect rents paid by Unico to Crusader for space leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of September 30, 2016, and December 31, 2015:

	Level 1	Level 2	Level 3	Total
September 30, 2016
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$19,129,802	$—	$—	$19,129,802
Certificates of deposit	—	63,519,000	—	63,519,000
Total fixed maturity securities	19,129,802	63,519,000	—	82,648,802
Cash and short-term investments	9,389,879	—	—	9,389,879
Total financial instruments at fair value	$28,519,681	$63,519,000	$—	$92,038,681

December 31, 2015
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$24,034,291	$—	$—	$24,034,291
Certificates of deposit	—	58,127,000	—	58,127,000
Total fixed maturity securities	24,034,291	58,127,000	—	82,161,291
Cash and short-term investments	15,975,298	—	—	15,975,298
Total financial instruments at fair value	$40,009,589	$58,127,000	$—	$98,136,589

10 of 26

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and nine months ended September 30, 2016 and 2015.

NOTE 9 – INVESTMENTS

A summary of total investment income and net realized losses is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Fixed maturities	$196,327	$117,904	$554,992	$275,069
Short-term investments	38,243	10,914	104,119	39,092
Total investment income	234,570	128,818	659,111	314,161
Net realized losses	—	—	(1,278)	—
Total investment income and net realized losses	$234,570	$128,818	$657,833	$314,161

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Available for sale:
Fixed maturities:
Certificates of deposit	$63,519,000	$—	$—	$63,519,000
U.S. treasury securities	19,088,624	41,257	(79)	19,129,802
Total fixed maturities	$82,607,624	$41,257	$(79)	$82,648,802

December 31, 2015
Available for sale:
Fixed maturities:
Certificates of deposit	$58,127,000	$—	$—	$58,127,000
U.S. treasury securities	24,075,727	3,188	(44,624)	24,034,291
Total fixed maturities	$82,202,727	$3,188	$(44,624)	$82,161,291

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes is shown below:

	September 30	December 31
	2016	2015

Gross unrealized gains of fixed maturities	$41,257	$3,188
Gross unrealized (losses) of fixed maturities	(79)	(44,624)
Net unrealized gains (losses) on investments	41,178	(41,436)
Deferred federal tax (expense) benefits	(14,001)	14,088
Net unrealized gains (losses), net of deferred income taxes	$27,177	$(27,348)

At September 30, 2016, the Company had one fixed maturity investment with gross unrealized losses of $79 for a continuous period of less than 12 months and no fixed maturity investments with gross unrealized losses for a continuous period of more than 12 months. At December 31, 2015, the Company had three fixed maturity investments with gross unrealized losses of $38,509 for a continuous period of less than 12 months and two fixed maturity investments with gross unrealized losses of $6,115 for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of September 30, 2016, and December 31, 2015, were determined to be temporary.

11 of 26

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company sold three certificates of deposit prior to their maturity during the nine months ended September 30, 2016. These securities had an amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. The Company did not sell any fixed maturity investments and there were no realized investment gains or losses during the three months ended September 30, 2016, nor during the three and nine months ended September 30, 2015. The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s investment in certificates of deposit included $62,919,000 and $57,527,000 of brokered certificates of deposit as of September 30, 2016, and December 31, 2015, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of MUFG Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held by Union Bank Global Custody Services for the benefit of the Company, and are FDIC insured within permissible limits. As of September 30, 2016, and December 31, 2015, the Company’s remaining certificates of deposit totaling $600,000 are from four different banks and represent statutory deposits that are assigned to and are held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada. All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	September 30 2016	December 31 2015

U.S. treasury bills	$—	$9,987,804
U.S. treasury money market fund	6,304,321	3,357,841
Certificates of deposit	1,098,000	1,346,000
Bank money market accounts	770,524	947,395
Bank savings accounts	1,763	1,763
Total short-term investments	$8,174,608	$15,640,803

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

In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader is appealing the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash in lieu of an appeal bond with the Los Angeles Superior Court on December 28, 2015. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. The cash deposits in lieu of an appeal bond of $13,373,793 and $7,924,178 were included in “Other assets” on the Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015, respectively. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance, subject to retention and participation. Since this litigation was related to a Crusader claim in its normal course of business, management’s best estimate for ultimate liability related to this litigation was included in Crusader’s loss and loss adjustment expense reserves as of September 30, 2016, and December 31, 2015.

12 of 26

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The other individual paid the Company to settle the claim against him. The Company collected $0 during the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016, and December 31, 2015, the agent’s balance due to Unifax was $1,181,272. As of September 30, 2016, and December 31, 2015, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at September 30, 2016, the Company continues to pursue collection of the judgments from the three principals.

On October 9, 2015, the Company filed a lawsuit in the Superior Court for the State of California, County of Los Angeles, Central District against ISI. The lawsuit sought an unspecified amount in monetary damages plus punitive damages against ISI. Causes of action stated in the lawsuit included fraudulent inducement and intentional misrepresentation, negligent misrepresentation, negligence, violation of business and professional code, breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of contract and breach of implied covenant of good faith and fair dealings. Subsequently, the lawsuit was removed to the United States District Court for the Central District of California and all causes of action have been disallowed by the court except for breach of contract. On May 16, 2016, ISI filed a countersuit against the Company for $1,792,398 for unpaid invoices plus damages for alleged breach of the contract related to implementation of the ISI computer software by the Company. The Company is vigorously defending the countersuit and believes it to be without merit. The Company has asserted various affirmative defenses in opposition to the ISI countersuit including defenses of fraud in inducement, fraudulent concealment, and negligent misrepresentation.

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

As reported on Form 8-K filed with the Securities and Exchange Commission on August 5, 2016, Michael Budnitsky was appointed to Treasurer, Chief Financial Officer and Secretary of the Company effective August 1, 2016. Pursuant to a job offer letter signed by the Company when Mr. Budnitsky joined the Company in September 2014, Mr. Budnitsky is entitled to cash compensation, currently set at of $185,000 per year, and a severance payment equal to three years’ salary in the event his employment is terminated due to a change in ownership of the Company. The foregoing is a summary of certain terms of Mr. Budnitsky’s offer letter. A complete copy of the offer letter is attached to this Form 10-Q as Exhibit 10.1.

13 of 26

Total revenues for the three months ended September 30, 2016, were $8,998,342 compared to $8,451,503 for the three months ended September 30, 2015, an increase of $546,839 (6%). Total revenues for the nine months ended September 30, 2016, were $26,250,652 compared to $24,597,393 for the nine months ended September 30, 2015, an increase of $1,653,259 (7%). The Company had net loss of $1,953,497 for the three months ended September 30, 2016, compared to net loss of $649,510 for the three months ended September 30, 2015, an increase in loss before taxes of $1,303,987 (201%). The Company had net loss of $2,001,454 for the nine months ended September 30, 2016, compared to net loss of $933,914 for the nine months ended September 30, 2015, an increase in loss before taxes of $1,067,540 (114%).

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

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operation, fee income from the premium finance operation, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92% of total revenues for the three and nine months ended September 30, 2016, respectively, compared to 92% and 91% of total revenues for the three and nine months ended September 30, 2015, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to total revenues.

Insurance Company Operation

As of September 30, 2016, Crusader Insurance Company (“Crusader”), a wholly owned subsidiary of the Company, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until June 2014, all of Crusader’s business was written in the state of California. In June 2014, Crusader began writing business in the state of Arizona. During the three and nine months ended September 30, 2016, 99.7% and 99.5% of Crusader’s total direct written premium (before premium ceded to reinsurers) was produced in California, respectively, compared to 99.6% and 99.5% for the three and nine months ended September 30, 2015, respectively. 99% of Crusader’s business was commercial multi-peril policies for the three months and nine ended September 30, 2016 and 2015. On October 28, 2016, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, A.M. Best Company assigned Crusader an Issuer Credit Rating of a- (Excellent).

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

Written premium is a financial measure that is defined, under statutory accounting principles, as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is not defined under U.S. generally accepted accounting principles (“GAAP”). Earned premium, the most directly comparable GAAP measure, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.

The following is a reconciliation of net written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net written premium	$8,120,565	$7,768,030	$24,580,923	$23,750,128
Change in direct unearned premium	(137,144)	(189,902)	(1,322,897)	(1,906,565)
Change in ceded unearned premium	(2,491)	(14,534)	13,270	13,030
Net earned premium	$7,980,930	$7,563,594	$23,271,296	$21,856,593

14 of 26

For the three months ended September 30, 2016, direct written premium, as reported on Crusader’s statutory financial statements was $9,667,046 compared to $9,119,548 for the three months ended September 30, 2015, an increase of $547,498 (6%). For the nine months ended September 30, 2016, direct written premium as reported on Crusader’s statutory financial statements was $29,120,412 compared to $27,699,119 for the nine months ended September 30, 2015, an increase of $1,421,293 (5%).

Insurance company operation underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit before income taxes is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)

Net written premium	$8,120,565	$7,768,030	$352,535	$24,580,923	$23,750,128	$830,795
Change in net unearned premium	(139,635)	(204,436)	64,801	(1,309,627)	(1,893,535)	583,908
Net earned premium	7,980,930	7,563,594	417,336	23,271,296	21,856,593	1,414,703
Less:
Losses and loss adjustment expenses	8,038,100	4,346,517	3,691,583	17,982,351	13,873,940	4,108,411
Policy acquisition costs	1,741,499	1,659,226	82,273	5,142,250	4,751,939	390,311
Total	9,779,599	6,005,743	3,773,856	23,124,601	18,625,879	4,498,722
Underwriting profit (loss) (before income taxes)	$(1,798,669)	$1,557,851	$(3,356,520)	$146,695	$3,230,714	$(3,084,019)

 The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Increase	2016	2015	Increase

Losses and loss adjustment expenses
Provision for insured events of current year	$6,792,115	$5,195,943	$1,596,172	$17,119,210	$16,482,482	$636,728
Development of insured events of prior years	1,245,985	(849,426)	2,095,411	863,141	(2,608,542)	3,471,683
Total losses and loss adjustment expenses	$8,038,100	$4,346,517	$3,691,583	$17,982,351	$13,873,940	$4,108,411

Losses and loss adjustment expenses were 101% and 77% of net earned premium for the three and nine months ended September 30, 2016, respectively, compared to 57% and 63% of net earned premium for the three and nine months ended September 30, 2015, respectively.

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 8% of total revenues in the three and nine months ended September 30, 2016, compared to approximately 8% and 9% of total revenues in the three and nine months ended September 30, 2015, respectively.

Investments and Liquidity

The Company generated revenues from its total invested assets of $90,782,232 (at amortized cost) and $106,417,552 (at amortized cost) as of September 30, 2016 and 2015, respectively, and from two cash deposits by Crusader, in lieu of appeal bonds, placed with the Los Angeles Superior Court. These deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178 and on March 21, 2016, for $5,449,615, and their respective balances were included in “Other assets” on the Consolidated Balance Sheet as of September 30, 2016, and December 31, 2015. Investment income included in insurance company operation and other insurance operations revenue increased $105,752 (82%) and $344,950 (110%) to $234,570 and $659,111 for the three and nine months ended September 30, 2016, respectively, compared to $128,818 and $314,161 for the three and nine months ended September 30, 2015, respectively. The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 1.0% and 0.9% for the three and nine months ended September 30, 2016, respectively, from 0.5% and 0.4% for the three and nine months ended September 30, 2015, respectively. The increase in the annualized yield on average invested assets is primarily a result of reinvesting the proceeds of matured short-term and fixed maturity investments into higher yielding fixed maturity investments. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. As of September 30, 2016, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, money market funds and a savings account. The Company’s investments in U.S treasury securities and money market funds are readily marketable. As of September 30, 2016, the weighted average maturity of the Company’s investments was approximately 1.1 years.

15 of 26

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash and investments (at amortized cost) of the Company at September 30, 2016, were $91,997,503 compared to $98,178,025 at December 31, 2015. Crusader's cash and investments were 99% of the total cash and investments (at amortized cost) held by the Company as of September 30, 2016, and December 31, 2015.

As of September 30, 2016, the Company had invested $82,607,624 (at amortized cost) or 91% of its total invested assets in fixed maturity obligations, which included $19,088,624 (23% of fixed maturity investments) in U.S. treasury notes and $63,519,000 (77% of fixed maturity investments) in long-term certificates of deposit. As of December 31, 2015, the Company had invested $82,202,727 (at amortized cost) or 84% of its total invested assets in fixed maturity obligations, which included $24,075,727 (29% of fixed maturity investments) in U.S. treasury notes and $58,127,000 (71% of fixed maturity investments) in long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, a U.S. treasury money market fund, certificates of deposit, bank money market accounts and a bank savings account which are all highly rated and redeemable within one year.

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investment in fixed maturity securities are classified as available-for-sale, and, while the Company may sell investment securities, from time to time, in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2016, and December 31, 2015, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 and 197,467 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended September 30, 2016. The Company repurchased 8,812 shares of stock during the nine months ended September 30, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company repurchased 9,630 shares of stock during the three months ended September 30, 2015, in unsolicited transactions at a cost of $94,372 of which $4,733 was allocated to capital and $89,639 was allocated to retained earnings. The Company repurchased 11,834 shares of stock during the nine months ended September 30, 2015, in unsolicited transactions at a cost of $117,862 of which $5,816 was allocated to capital and $112,046 was allocated to retained earnings. The Company has or will retire all repurchased stock.

16 of 26

The Company reported $5,567,253 net cash used by operating activities for the nine months ended September 30, 2016, compared to $307,183 net cash used by operating activities for the nine months ended September 30, 2015. The largest contributor to the use of cash for the nine months ended September 30, 2016, was a $5,449,615 cash deposit by Crusader in lieu of an appeal bond placed with the Los Angeles Superior Court on March 21, 2016. No investments were sold prior to their maturity to fund this cash deposit. This cash deposit was in addition to the $7,924,178 cash deposit by Crusader in lieu of an appeal bond placed with the Los Angeles Superior Court on December 28, 2015, to appeal two judgments on a Crusader policy liability claim.

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

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 2016, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Since trust receivables were in excess of trust payables, there were no trust restrictions on cash and short-term investments at September 30, 2016.

Results of Operations

All comparisons made in this discussion are comparing the three and nine months ended September 30, 2016, to the three and nine months ended September 30, 2015, unless otherwise indicated.

For the three and nine months ended September 30, 2016, total revenues were $8,998,342 and $26,250,652, respectively, an increase of $546,839 (6%) and $1,653,259 (7%), compared to total revenues of $8,451,503 and $24,597,393 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, the Company had a loss before taxes of $2,966,722 and $3,028,154, respectively, an increase in loss before taxes of $1,999,082 (207%) and $1,652,150 (120%), compared to a loss before taxes of $967,640 and $1,376,004 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, the Company had a net loss of $1,953,497 and $2,001,454, respectively, an increase in net loss of $1,303,987 (201%) and $1,067,540 (114%), compared to net loss of $649,510 and $933,914 for the three and nine months ended September 30, 2015, respectively.

The increase in revenues of $546,839 (6%) for the three months ended September 30, 2016, when compared to September 30, 2015, was primarily due to an increase in net earned premium of $417,336 (6%). The increase in revenues of $1,653,259 (7%) for the nine months ended September 30, 2016, when compared to September 30, 2015, was primarily due to an increase in net earned premium of $1,414,703 (6%).

The increase in loss before tax of $1,999,082 (207%) for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was due primarily to the increase in losses and loss adjustment expenses of $3,691,583 (85%) partially offset by the increase in net earned premium of $417,336 (6%) and a decrease of $1,287,460 (100%) in capitalized computer software costs impairment. The increase in loss before tax of $1,652,150 (120%) for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was due primarily to the increase in losses and loss adjustment expenses of $4,108,411 (30%) partially offset by the increase in net earned premium of $1,414,703 (6%) and a decrease of $1,287,460 (100%) in capitalized computer software costs impairment. The Company incurred capitalized computer software costs impairment of $0 for the three and nine months ended September 30, 2016, respectively, and $1,287,460 for the three and nine months ended September 30, 2015, respectively.

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements increased $547,498 (6%) and $1,421,293 (5%) to $9,667,046 and $29,120,412 for the three and nine months ended September 30, 2016, respectively, compared to $9,119,548 and $27,699,119 for the three and nine months ended September 30, 2015, respectively.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon four areas of its operations: (1) product development, (2) improved service to retail brokers, (3) appointment of captive and independent retail agents, and (4) geographical expansion. While the Company’s policy administration system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching or upgrading to a more contemporary platform. The Company is currently evaluating potential firms and consultants to assist it with development and execution of its information technology and marketing efforts. Crusader does not intend to substantially increase its number of appointed retail agents until the Company replaces its policy administration system.

17 of 26

Earned premium (before reinsurance) increased $600,266 (7%) to $9,529,911 and $2,004,961 (8%) to $27,797,515 for the three and nine months ended September 30, 2016, respectively, compared to $8,929,645 and $25,792,554 for the three and nine months ended September 30, 2015, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Ceded earned premium increased $182,930 (13%) to $1,548,981 and $590,258 (15%) to $4,526,219 for the three and nine months ended September 30, 2016, respectively, compared to $1,366,051 and $3,935,961 for the three and nine months ended September 30, 2015, respectively. Ceded earned premium as a percentage of direct earned premium (before reinsurance) was 16% for the three and nine months ended September 30, 2016, and 15% for the three and nine months ended September 30, 2015.

In calendar years 2016 and 2015, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty. In calendar year 2016, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($36,000,000 in excess of $10,000,000). In calendar year 2015, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000). The Company monitors its catastrophe exposure no less than on an annual basis and purchases the level of coverage deemed appropriate.

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004 and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received is subject to return based on future development of ceded losses and loss adjustment expenses. As of September 30, 2016, and December 31, 2015, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets was $0. The contingent commission income recognized was $0 for the three months ended September 30, 2016 and 2015, and $0 and $91,686 for the nine months ended September 30, 2016 and 2015, respectively.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under GAAP. As of September 30, 2016, all such ceded contracts were accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Increase	2016	2015	Increase

Direct earned premium	$9,529,911	$8,929,645	$600,266	$27,797,515	$25,792,554	$2,004,961
Ceded earned premium	1,548,981	1,366,051	182,930	4,526,219	3,935,961	590,258
Net earned premium	$7,980,930	$7,563,594	$417,336	$23,271,296	$21,856,593	$1,414,703
Ratio of ceded earned premium to direct earned premium	16%	15%		16%	15%

The Company is currently negotiating its 2017 excess of loss reinsurance treaty. Based on initial indications, the Company expects a rate increase on that treaty; however, the increase cannot yet be quantified.

18 of 26

Investment income, included in insurance company operation and other insurance operations revenues, increased $105,752 (82%) to $234,570 and $344,950 (110%) to $659,111 for the three and nine months ended September 30, 2016, respectively, compared to $128,818 and $314,161 for the three and nine months ended September 30, 2015, respectively.

The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 1.0% and 0.9% for the three and nine months ended September 30, 2016, respectively, from 0.5% and 0.4% for the three and nine months ended September 30, 2015. The increase in the annualized yield on average invested assets is primarily a result of reinvesting the proceeds of matured short-term and fixed maturity investments into higher yielding fixed maturity investments.

Investment income, excluding net realized investment losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Average invested assets* - at amortized cost	$92,050,184	$106,283,275	$94,312,881	$106,915,036
Interest income:
Insurance company operation	$234,495	$128,742	$658,839	$313,918
Other insurance operations	75	76	272	243
Total investment income and realized gains	$234,570	$128,818	$659,111	$314,161
Annualized yield on average invested assets	1.0%	0.5%	0.9%	0.4%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

The par value, amortized cost, fair value and weighted average yield of fixed maturity investments at September 30, 2016, by contractual maturity are as follows:

Contractual Maturities By Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2016	$6,979,000	$6,979,000	$6,979,000	0.7%
December 31, 2017	52,282,000	52,270,507	52,311,763	0.8%
December 31, 2018	18,026,000	18,026,117	18,026,039	1.1%
December 31, 2019	5,232,000	5,232,000	5,232,000	1.1%
December 31, 2020	100,000	100,000	100,000	0.3%
Total	$82,619,000	$82,607,624	$82,648,802	0.9%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 1.1 years as of September 30, 2016, and 1.5 years as of December 31, 2015. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of five years or less and with minimal credit risk.

At September 30, 2016, the Company had one fixed maturity investment with gross unrealized losses of $79 for a continuous period of less than 12 months and no fixed maturity investments with gross unrealized losses for a continuous period of more than 12 months. At December 31, 2015, the Company had three fixed maturity investments with gross unrealized losses of $38,509 for a continuous period of less than 12 months and two fixed maturity investments with gross unrealized losses of $6,115 for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of September 30, 2016, and December 31, 2015, were determined to be temporary.

19 of 26

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company sold three certificates of deposit prior to their maturity during the nine months ended September 30, 2016. These securities had an amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. The Company did not sell any fixed maturity investments and there were no realized investment gains or losses during the three months ended September 30, 2016, nor during the three and nine months ended September 30, 2015. The unrealized gains or losses from fixed maturities are reported as “accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income, included in insurance company operation and other insurance operations revenues, decreased $1,827 (3%) to $67,147 and $104,900 (34%) to $207,427 for the three and nine months ended September 30, 2016, respectively, compared to $68,974 and $312,327 for the three and nine months ended September 30, 2015, respectively. The decrease from nine months ended September 30, 2015, to nine months ended September 30, 2016, is due primarily to $0 contingent commission recognized on Crusader’s excess of loss reinsurance treaties for accident years 2006, 2004 and 2003 for the nine months ended September 30, 2016, compared to $91,686 for the nine months ended September 30, 2015.

Gross commissions and fees increased $24,877 (4%) to $697,245 and decreased $2,153 (0.1%) to $2,063,429 for the three and nine months ended September 30, 2016, respectively, compared to $672,368 and $2,065,582 for the three and nine months ended September 30, 2015, respectively.

The increases/decreases in gross commissions and fees for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)

Policy fee income	$418,301	$427,585	$(9,284)	$1,260,808	$1,263,923	$(3,115)
Health insurance program	259,776	222,955	36,821	734,487	715,999	18,488
Membership and fee income	19,168	21,776	(2,608)	59,315	67,346	(8,031)
Daily automobile rental insurance program:
Commission income (excluding contingent commission)	—	52	(52)	—	1,727	(1,727)
Contingent commission	—	—	—	8,819	16,587	(7,768)
Total	$697,245	$672,368	$24,877	$2,063,429	$2,065,582	$(2,153)

Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of the Company, sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Policy fee income decreased $9,284 (2%) and $3,115 (0.2%) in the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015.

American Insurance Brokers, Inc. (“AIB”), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $36,821 (17%) and $18,488 (3%) in the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. The increases are due to increases in sales and a one-time adjustment of commissionable base.

20 of 26

Insurance Club, Inc., dba AAQHC An Administrator (“AAQHC”), a wholly owned subsidiary of the Company, is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $2,608 (12%) and $8,031 (12%) in the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. These decreases were primarily a result of a decrease in the number of association members enrolled in AAQHC during the three and nine months ended September 30, 2016, compared to the number of association members enrolled during the three and nine months ended September 30, 2015.

The daily automobile rental insurance program was produced by Bedford Insurance Services, Inc. (“Bedford”), a wholly owned subsidiary of the Company. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written. The Company no longer actively markets this program.

Finance fees earned consist of late fees, returned check fees and payment processing fees. These fees earned by American Acceptance Corporation (“AAC”), a wholly owned subsidiary of the Company, increased $701 (4%) to $18,450 and increased $1,937 (4%) to $50,667 for the three and nine months ended September 30, 2016, compared to $17,749 and $48,730 in fees earned during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2016, AAC issued 783 and 2,405 loans, respectively, and had 2,435 loans outstanding as of September 30, 2016. During the three and nine months ended September 30, 2015, AAC issued 822 and 2,605 loans, respectively, and had 2,566 loans outstanding as of September 30, 2015. AAC provides premium financing only for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010, and, therefore, did not earn any finance charges during the three and nine months ended September 30, 2016 and 2015. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and, depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 101% and 77% of net earned premium for the three and nine months ended September 30, 2016, respectively, compared to 57% and 63% of net earned premium for the three and nine months ended September 30, 2015, respectively.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended September 30
	2016	2016 Loss Ratio	2015	2015 Loss Ratio	Increase

Net earned premium	$7,980,930		$7,563,594		$417,336

Losses and loss adjustment expenses:
Provision for insured events of current year	6,792,115	85%	5,195,943	69%	1,596,172
Development of insured events of prior years	1,245,985	16%	(849,426)	(12%)	2,095,411
Total losses and loss adjustment expenses	$8,038,100	101%	$4,346,517	57%	$3,691,583

	Nine Months Ended September 30
	2016	2016 Loss Ratio	2015	2015 Loss Ratio	Increase

Net earned premium	$23,271,296		$21,856,593		$1,414,703

Losses and loss adjustment expenses:
Provision for insured events of current year	17,119,210	74%	16,482,482	75%	636,728
Development of insured events of prior years	863,141	3%	(2,608,542)	(12%)	3,471,683
Total losses and loss adjustment expenses	$17,982,351	77%	$13,873,940	63%	$4,108,411

21 of 26

Some lines of insurance are commonly referred to as "long-tail" lines because of the extended time required before claims are ultimately settled. Lines of insurance in which claims are settled relatively quickly are called "short-tail" lines. It is generally more difficult to estimate loss reserves for long-tail lines because of the long period of time that elapses between the occurrence of a claim and its final disposition and the difficulty of estimating the settlement value of the claim. Crusader’s short-tail lines consist of its property coverages, and its long-tail lines consist of its liability coverages. However, Crusader’s long-tail liability claims tend to be settled relatively quicker than other long-tail lines not underwritten by Crusader, such as workers’ compensation, professional liability, umbrella liability, and medical malpractice. Since trends develop over longer periods of time on long-tail lines of business, the Company generally gives credibility to those trends more slowly than for short-tail or less volatile lines of business.

The 85% loss ratio for the provision for insured events of current year for the three months ended September 30, 2016, compared to the 69% loss ratio for the provision for insured events of current year for the three months ended September 30, 2015, was due primarily to an aberrational increase in the frequency and severity of accident year 2016 short-tail property claims.

The increases in the development of insured events of prior years of $2,095,411 and $3,471,683 for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, were primarily due to higher than expected long-tail liability claims in accident years 2011, 2013 and 2015.

While it is difficult to estimate adequacy of loss and loss adjustment expense reserves, historically, the Company was able to establish sufficient loss and loss adjustment expense reserves to mitigate adverse prior accident year developments.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since March 31, 2014:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
September 30, 2016	$6,792,115	$1,245,985	$8,038,100
June 30, 2016	5,603,427	(744,670)	4,858,757
March 31, 2016	4,723,668	361,826	5,085,494
December 31, 2015	5,125,146	164,230	5,289,376
September 30, 2015	5,195,943	(849,426)	4,346,517
June 30, 2015	5,280,840	(647,324)	4,633,516
March 31, 2015	6,005,699	(1,111,792)	4,893,907
December 31, 2014	4,473,359	(552,836)	3,920,523
September 30, 2014	4,686,287	(529,807)	4,156,480
June 30, 2014	4,455,943	(808,178)	3,647,765
March 31, 2014	4,310,293	(1,417,943)	2,892,350

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

The preparation of the Company’s consolidated financial statements requires estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses. Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer like Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and the nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. Management draws on its collective experience to judgmentally determine its best estimate. In addition to applying a variety of standard actuarial methods to the data, extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are: loss and loss adjustment expense development patterns; frequencies; severities; and ratios of loss to premium, loss adjustment expense to premium, and loss adjustment expense to loss.

22 of 26

When there is clear evidence that the actual emerged claims costs are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly. If the claims costs that emerge are less favorable than initially anticipated, generally, the Company increases its loss and loss adjustment expense reserves immediately. However, if the claims costs that emerge are more favorable than initially anticipated, generally, the Company reduces its loss and loss adjustment expense reserves over time while it continues to assess the validity of the observed trends based on the subsequent emerged claims costs.

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These policy acquisition costs include Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Ceding commission is received on excess of loss ceded premium, and no ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually re-evaluates its policy acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These policy acquisition costs were approximately 22% of net earned premium for the three and nine months ended September 30, 2016 and 2015. The policy acquisition costs increased in the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, due primarily to the increase in the commission expenses associated with the increase in the net earned premium in the three and nine months ended September 30, 2016.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Increase	2016	2015	Increase

Policy acquisition costs	$1,741,499	$1,659,226	$82,273	$5,142,250	$4,751,939	$390,311
Ratio to net earned premium (GAAP ratio)	22%	22%		22%	22%

Salaries and employee benefits increased $63,655 (5%) to $1,318,622 and $310,975 (8%) to $3,980,055 for the three and nine months ended September 30, 2016, respectively, compared to salary and employee benefits of $1,254,967 and $3,669,080 for the three and nine months ended September 30, 2015, respectively.

23 of 26

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended September 30
	2016	2015	Increase (Decrease)

Total salaries and employee benefits incurred	$1,999,588	$1,917,375	$82,213
Less: charged to losses and loss adjustment expenses	(291,711)	(292,371)	660
Less: capitalized to policy acquisition costs	(389,255)	(370,037)	(19,218)
Net amount charged to operating expenses	$1,318,622	$1,254,967	$63,655

	Nine Months Ended September 30
	2016	2015	Increase (Decrease)

Total salaries and employee benefits incurred	$6,024,572	$5,558,520	$466,052
Less: charged to losses and loss adjustment expenses	(861,293)	(796,645)	(64,648)
Less: capitalized to policy acquisition costs	(1,183,224)	(1,092,795)	(90,429)
Net amount charged to operating expenses	$3,980,055	$3,669,080	$310,975

Commissions to agents/brokers on the Company’s health insurance and daily automobile rental insurance programs increased $2,723 (7%) to $40,324 and decreased $5,566 (4%) to $121,379 for the three and nine months ended September 30, 2016, respectively, compared to $37,601 and $126,945 for the three and nine months ended September 30, 2015.

Other operating expenses decreased $1,294,313 (61%) to $826,519 and $1,498,722 (42%) to $2,052,771 for the three and nine months ended September 30, 2016, respectively, compared to $2,120,832 and $3,551,493 for the three and nine months ended September 30, 2015, respectively. The decreases in other operating expenses for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, are primarily related to $1,287,460 capitalized computer software costs impairment that was recognized during the three and nine months ended September 30, 2015. The Company did not have any capitalized computer software costs impairment during the three and nine months ended September 30, 2016. Other operating expenses include costs incurred to review strategic alternatives and potential opportunities. These costs amounted to $139,270 and $346,890 for the three and nine months ended September 30, 2016, respectively, and $87,076 and $89,076 for the three and nine months ended September 30, 2015, respectively.

Income tax benefit increased $695,095 (218%) to an income tax benefit of $1,013,225 (34% of pre-tax income) and $584,610 (132%) to an income tax benefit of $1,026,700 (34% of pre-tax income) for the three and nine months ended September 30, 2016, from an income tax benefit of $318,130 (33% of pre-tax income) and $442,090 (32% of pre-tax income) for the three and nine months ended September 30, 2015. The income tax provision is primarily related to income before taxes. The calculated tax rate for the nine months ended September 30, 2016, consisted of a federal tax benefit rate of 34%. The calculated tax rate for the nine months ended September 30, 2015, consisted of a federal tax benefit rate of 33% and a state income tax expense rate of approximately 1%.

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

24 of 26

The Company’s invested assets consist of the following:

	September 30 2016	December 31 2015	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$19,088,624	$24,075,727	$(4,987,103)
Short-term investments (at cost)	8,174,608	15,640,803	(7,466,195)
Certificates of deposit - over 1 year (at cost)	63,519,000	58,127,000	5,392,000
Total invested assets	$90,782,232	$97,843,530	$(7,061,298)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2016, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 6 – EXHIBITS

10.1	Job offer to Michael Budnitsky dated August 12, 2014.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: November 9, 2016 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer (Principal Executive Officer)

Date: November 9, 2016 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer (Principal

Accounting and Principal Financial Officer)

26 of 26