Form 10-K
period 2016-12-31
UNICO AMERICAN CORP
filed 2017-03-31
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016	Commission File No. 0-3978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26050 Mureau Road, Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

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

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2016, the last business day of Registrant’s most recently completed second fiscal quarter, was $26,988,402.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2017
Common Stock, $0 Par value per share	5,307,133

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

1 of 89

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment, the insurance company operation, and other insurance operations. The insurance company operation is conducted through Crusader Insurance Company (“Crusader”), Unico’s property and casualty insurance company. Revenues from insurance company operation and other insurance operations for the years ended December 31, 2016, 2015, and 2014, are as follows:

	Year ended December 31
	2016		2015		2014
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company operation	$32,453,601	92.0%	$30,420,988	91.4%	$27,466,597	90.1%
Other insurance operations
Gross commissions and fees:
Health insurance program commission income	959,810	2.7%	960,670	2.9%	1,082,412	3.6%
Policy fee income	1,691,655	4.9%	1,706,134	5.1%	1,619,060	5.3%
Daily automobile rental insurance program commission	8,819	—	18,408	0.1%	116,160	0.4%
Association operations membership and fee income	78,019	0.2%	88,530	0.3%	100,332	0.3%
Total gross commission and fee income	2,738,303	7.8%	2,773,742	8.4%	2,917,964	9.6%
Investment income	359	—	414	—	555	—
Finance fees earned	68,900	0.2%	65,730	0.2%	67,012	0.2%
Other income	6,561	—	3,765	—	18,112	0.1%
Total other insurance operations	2,814,123	8.0%	2,843,651	8.6%	3,003,643	9.9%
Total revenues	$35,267,724	100.0%	$33,264,639	100.0%	$30,470,240	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. From 2004 until June 2014, all of Crusader’s business was written in the state of California. In June 2014, Crusader began writing business in the state of Arizona. During the years ended December 31, 2016, 2015, and 2014, approximately 98% of Crusader’s business was commercial multiple peril policies. Commercial multiple peril policies provide a combination of property and liability coverages for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to commercial multiple peril policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis. Crusader is domiciled in California; and, as of December 31, 2016, Crusader is licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

2 of 89

Production and Servicing of Policies

Crusader sells its insurance policies through Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of the Company and Crusader’s sister corporation and exclusive general agent. All policies are produced by a network of independent brokers and agents.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by focusing upon five areas of its operations: (1) product development, (2) improved service to highly-specialized retail brokers, (3) appointment of highly-specialized independent retail agents, (4) geographical expansion, and (5) use of alternative marketing channels.

The Company continues working to improve its use of technology, particularly in areas of internet commerce and in its policy administration system (“PAS”). In 2015, the Company recognized that its attempt to replace its existing PAS with a certain vendor’s software was significantly off of schedule and budget, so it discontinued relations with that vendor. The 2015 decision to impair the capitalized software costs related to that vendor was based on the Company’s belief that the software had not achieved and would not be able to achieve the Company’s expected implementation targets and that the Company was unable to renegotiate the terms of its agreement with that vendor. The Company believes that it will need to make future cash expenditures to replace or upgrade its existing PAS but it is unable to estimate the amount at this time. While the Company’s existing PAS continues to support the Company’s current operations, the Company believes it would realize more competitive parity with respect to product and service by supplementing instead of replacing its existing PAS, on a short-term basis, as quickly as possible, while also working on a longer-term basis to ultimately replace its existing PAS with a more contemporary platform. To help make that determination, during 2016, the Company engaged outside IT advisors to evaluate the Company’s current IT environment and its alternatives.

Adjusting of Claims

Crusader manages all of its claims with a staff of in-house claim adjusters. This staff adjusts claims and oversees all outside claim services such as attorneys, independent or outside claim adjusters, investigators, and experts as necessary.

Reinsurance

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge Crusader from primary liability under its policies. If the reinsurer fails to meet its obligations, Crusader must nonetheless pay its policy obligations. Crusader’s primary excess of loss reinsurance agreements during the years ended December 31, 2016, 2015 and 2014 are as follows:

Loss Years	Reinsurers	A.M. Best Rating	Retention	Annual Aggregate Deductible

2014 – 2016	Renaissance Reinsurance U.S. Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance of America	A A+ A+	$500,000	$—

In calendar years 2016, 2015, and 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004, and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received was subject to return based on future development of ceded losses and loss adjustment expenses. The contingent commission income (loss) recognized was $0, $91,686, and $(17,092) for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets was $0.

3 of 89

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar year 2016, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($36,000,000 in excess of $10,000,000). In calendar years 2015 and 2014, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

Crusader has no reinsurance recoverable balances in dispute.

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2016, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of ceded earned premium to the reinsurers was $6,097,248, $5,328,639, and $5,090,268 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The process of establishing loss and loss adjustment expense reserves involves significant judgment. The following table shows the development of the unpaid losses and loss adjustment expenses for fiscal years 2006 through 2015. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for losses arising in the current and prior years that are unpaid at the balance sheet date. The table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate may change as more information becomes known. The Company believes that Crusader’s loss and loss adjustment expense reserves are properly stated. When subsequent loss and loss adjustment expense development justifies changes in reserving practices, the Company responds accordingly.

The following table reflects cumulative net redundancies in Crusader’s net loss and loss adjustment expense reserves for each of the 2006 through 2015 periods. The gross loss and loss adjustment expense reserves reflect a cumulative gross redundancy for the 2006 through 2012 periods and for the 2015 period and a cumulative gross deficiency for the 2013 and 2014 periods. See discussion of losses and loss adjustment expenses in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Insurance Company Operation.”

4 of 89

When evaluating the information in the following table, it should be noted that each amount includes the effects of all changes in amounts of prior periods; therefore, the cumulative gross or net redundancy or deficiency represents the aggregate change in the estimates over all prior years. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on this table.

5 of 89

CRUSADER INSURANCE COMPANY
ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
Year Ended December 31
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016

Reserve for Unpaid Losses and Loss Adjustment Expenses, Net	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582	$39,448,546	$39,233,783	$39,456,610	$37,534,817

Paid Cumulative as of
1 Year Later	18,136,957	20,255,356	17,123,126	15,809,062	12,431,401	11,351,147	11,745,141	10,545,020	12,128,214	16,764,109
2 Years Later	32,708,859	34,175,791	27,981,461	24,809,437	19,595,440	17,779,156	18,831,399	19,853,649	23,526,473
3 Years Later	40,477,741	40,878,873	33,327,793	29,641,757	23,297,603	22,916,160	24,258,387	28,111,248
4 Years Later	43,803,412	44,243,160	35,105,657	31,495,691	25,222,399	26,284,075	27,805,899
5 Years Later	45,453,118	45,060,447	36,003,375	32,704,049	26,692,418	28,516,163
6 Years Later	46,048,205	45,811,654	36,865,292	33,205,930	27,713,270
7 Years Later	46,577,491	46,529,380	37,320,640	33,846,655
8 Years Later	47,030,806	46,844,635	37,907,437
9 Years Later	47,344,849	47,115,405
10 Years Later	47,615,618

Reserves Re-estimated as of
1 Year Later	65,958,329	62,748,486	54,883,464	50,841,366	44,900,923	42,149,270	38,641,123	36,139,782	36,789,471	39,433,080
2 Years Later	61,135,905	59,520,345	51,044,229	47,332,499	40,856,252	36,568,583	34,754,945	35,009,728	36,317,648
3 Years Later	56,989,424	56,548,186	47,343,297	43,887,081	35,561,980	33,200,620	33,318,184	35,042,542
4 Years Later	54,055,748	54,131,673	44,479,597	39,135,538	32,678,862	32,286,316	32,016,421
5 Years Later	52,443,534	51,927,804	40,337,061	36,817,185	30,888,052	31,377,789
6 Years Later	50,931,469	48,468,874	38,638,138	35,588,729	29,752,608
7 Years Later	48,219,250	47,449,344	38,027,276	35,015,456
8 Years Later	47,748,694	47,263,548	38,067,800
9 Years Later	47,690,494	47,243,847
10 Years Later	47,743,214

Cumulative Net Redundancy	$22,333,216	$19,061,440	$20,771,217	$20,394,089	$19,990,773	$15,134,390	$11,184,161	$4,406,004	$2,916,135	$23,530

Gross Liability for Unpaid Losses and Loss Adjustment Expenses	$93,596,117	$94,730,711	$78,654,590	$71,585,408	$61,559,695	$54,486,843	$49,784,725	$43,876,829	$44,396,558	$49,093,571	$47,055,787

Ceded Liability for Unpaid Losses and Loss Adjustment Expenses	(23,519,687)	(28,425,424)	(19,815,573)	(16,175,863)	(11,816,314)	(7,974,664)	(6,584,143)	(4,428,283)	(5,162,775)	(9,636,961)	(9,520,970)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$70,076,430	$66,305,287	$58,839,017	$55,409,545	$49,743,381	$46,512,179	$43,200,582	$39,448,546	$39,233,783	$39,456,610	$37,534,817

Gross Liability Re-estimated	$59,000,851	$58,841,794	$47,094,523	$41,018,017	$34,907,962	$39,697,629	$43,252,250	$47,412,782	$47,129,312	$47,980,345
Ceded Liability Re-estimated	(11,257,637)	(11,597,947)	(9,026,723)	(6,002,561)	(5,155,354)	(8,319,840)	(11,235,829)	(12,370,240)	(10,811,664)	(8,547,265)
Net Liability Re-estimated	$47,743,214	$47,243,847	$38,067,800	$35,015,456	$29,752,608	$31,377,789	$32,016,421	$35,042,542	$36,317,648	$39,433,080
Cumulative Gross Redundancy (Deficiency)	$34,595,266	$35,888,917	$31,560,067	$30,567,391	$26,651,733	$14,789,214	$6,532,475	$(3,535,953)	$(2,732,754)	$1,113,226

6 of 89

Net Written Premium to Statutory Surplus Ratio

The following table shows, for the periods indicated, Crusader's statutory ratio of net written premium (after reinsurance ceded) to statutory surplus. Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net written premium to statutory surplus for one company may be inapplicable to another. While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners (“NAIC”) provide that such ratio should generally be no greater than 3 to 1.

	Year ended December 31
Statutory Accounting Basis:	2016	2015	2014	2013	2012

Net written premium	$32,624,522	$31,029,111	$27,784,290	$26,093,283	$27,391,289
Statutory surplus	$59,120,443	$61,367,728	$63,492,369	$61,411,166	$59,062,170
Ratio	0.6 to 1	0.5 to 1	0.4 to 1	0.4 to 1	0.5 to 1

Crusader’s results herein are reported in accordance with U.S. generally accepted accounting principles (“GAAP”). These results differ from Crusader’s financial results reported in accordance with Statutory Accounting Principles (“SAP”) as prescribed or permitted by insurance regulatory authorities. Crusader is required to file financial statements with insurance regulatory authorities prepared on a SAP basis.

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

Regulation

The insurance company operation is subject to regulation by the California Department of Insurance (“CA DOI”) and by the insurance departments of other states in which Crusader is licensed. The insurance departments have broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules, and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premium, losses, and other purposes. The regulations and supervision by the insurance departments are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance departments may perform market conduct examinations of Crusader to ensure compliance with applicable laws and regulations with respect to rating, underwriting and claims handling practices. The most recent market conduct examination of Crusader was conducted by the CA DOI and covered the rating and underwriting practices in California during the period June 1, 2015, through August 31, 2015.  The examination report was adopted by the CA DOI on January 9, 2017.  All issues identified during the examination were resolved to the satisfaction of the CA DOI and Crusader.  None of the issues identified during the examination had any material effect on Crusader.  The CA DOI conducts periodic financial examinations of Crusader. During 2012, the CA DOI conducted a financial examination of Crusader’s December 31, 2011, statutory financial statements. On June 6, 2013, Crusader was notified that the report of examination was officially filed and became part of the records of the CA DOI. No comments or recommendations were identified in the report of examination dated June 6, 2013. In the fourth quarter of 2016, the CA DOI commenced a periodic financial examination of Crusader’s December 31, 2015, statutory financial statements. The Company does not have an expected date or cost for completion of that examination.

7 of 89

In December 1993, the NAIC adopted a Risk-Based Capital (“RBC”) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establish uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2016, was 964% of the authorized control level RBC.

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

Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. IRIS helps those companies that merit highest priority in the allocation of the regulators’ resources on the basis of 13 financial ratios that are calculated annually. The analytical phase is a review of statutory annual statements and the financial ratios. The ratios and trends are valuable in pointing to companies likely to experience financial difficulties but are not themselves indicative of adverse financial condition. The ratio and benchmark comparisons are mechanically produced and are not intended to replace the state insurance departments’ own in-depth financial analysis or on-site examinations.

An unusual range of ratio results has been established from studies of the ratios of companies that have become insolvent or have experienced financial difficulties. In the analytical phase, companies that receive four or more financial ratio values outside the usual range are analyzed in order to identify those companies that appear to require immediate regulatory action. Subsequently, a more comprehensive review of the ratio results and an insurer’s statutory annual statement is performed to confirm that an insurer’s situation calls for increased or close regulatory attention.

In 2016, Crusader was outside the usual range on one of the 13 IRIS ratio tests. IRIS ratio test number 6 considers Crusader’s 2016 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3.0%. Primarily due to Crusader’s conservative investments, its 2016 investment yield, as computed for IRIS purposes, was 1.1%.

California Insurance Guarantee Association

The California Insurance Guarantee Association (“CIGA”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which cannot be paid out of such insurers’ assets. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on written premium in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2016, 2015, or 2014 calendar years.

8 of 89

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

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the “Act”) was signed into law and set to expire on December 31, 2020. The Act establishes a program within the Department of the Treasury in which the federal government will share the risk of loss from acts of terrorism with the insurance industry. Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism. No act shall be certified as an act of terrorism unless the terrorist act results in aggregate losses in excess of $5 million.

9 of 89

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

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. Crusader received $105,302, $93,839, and $86,532 in terrorism coverage premium from approximately 5% of its policyholders during the years ended December 31, 2016, 2015, and 2014, respectively. Crusader’s terrorism deductible was $6,980,486, $6,292,738, and $6,396,709 during the years ended December 31, 2016, 2015, and 2014, respectively. Crusader’s 2017 terrorism deductible is $7,490,724.

OTHER INSURANCE OPERATIONS

General Agency Operations

Unifax primarily sells and services commercial multiple peril business insurance policies for Crusader in California.

Bedford Insurance Services, Inc. (“Bedford”), a subsidiary of the Company, sold and serviced daily automobile rental policies. Bedford stopped selling and servicing the daily automobile rental polices in 2015.

As general agents, these subsidiaries market, rate, underwrite, inspect and issue policies, bill and collect insurance premiums, and maintain accounting and statistical data. Unifax is the exclusive general agent for Crusader. Bedford was a non-exclusive general agent for non-affiliated insurance companies. The Company's marketing is conducted through advertising to independent insurance agents and brokers. For its services, the general agent receives a commission (based on the written premium) from the insurance company and, in some cases, a policy fee from the customer. These subsidiaries hold licenses issued by the CA DOI and other states where applicable.

Insurance Premium Finance Operation

American Acceptance Corporation (“AAC”), a subsidiary of the Company, is a licensed insurance premium finance company that provides insurance purchasers with the ability to pay their insurance premium on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premium held by the insurance company. AAC provides premium financing solely for Crusader policies that are produced by Unifax in California.

Association Operation

Insurance Club, Inc., dba AAQHC, An Administrator (“AAQHC”) (formally American Association for Quality Health Care), a subsidiary of the Company, is a membership association and a third party administrator. AAQHC provides various consumer benefits to its members, including participation in group dental, vision, and life insurance policies that it negotiates. AAQHC also provides services as a third party administrator and is licensed by the CA DOI. For these services, AAQHC receives membership and fee income from its members.

Health Insurance Operation

American Insurance Brokers, Inc. (“AIB”), a subsidiary of the Company, markets health insurance in California as a general agency and an independent broker through non-affiliated insurance companies for individuals and groups. The services provided consist of marketing, sales and customer service. For these services AIB receives commissions from insurance companies. AIB holds licenses issued by the CA DOI.

INVESTMENTS

The Company’s investment guidelines on equity securities limited investments in equity securities to an aggregate maximum of $2,000,000. The Company’s investment guidelines on fixed maturities limited those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer was $2,000,000. This dollar limitation excluded bond premium paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities were primarily pre-refunded and secured by U.S. treasury securities. The short-term investments were either U.S. government obligations, Federal Deposit Insurance Corporation (“FDIC”) insured, or were in an institution with a Moody's rating of at least P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities were rated, readily marketable and could be liquidated without any materially adverse financial impact.

10 of 89

On March 24, 2017, the Company’s Board of Directors approved new investment guidelines. Those guidelines are similar to what the Company believes are general investment guidelines used by Crusader’s peers.

Under the new investment guidelines, investments may only include U.S. treasury Notes, U.S. government agency notes, mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral, commercial mortgage-backed securities, U. S. corporate obligations, asset backed securities, (including but not limited to credit card, automobile and home equity backed securities), tax-exempt bonds, preferred stocks, common stocks, commercial paper, repurchase agreements (treasuries only), mutual funds, exchange traded funds, bank certificates of deposits and time deposits. The new investment guidelines provide for certain investment limitations in each investment category.

Unless agreed to in advance in writing by Crusader, investments in the following types of securities are prohibited:

•	Mortgage loans, except for mortgage backed securities issued by an agency of the U.S. government.
•	Derivative mortgage-backed securities including interest only, principal only and inverse floating rate securities.
•	All fixed maturity real estate securities, except mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral and commercial mortgage-backed securities.
•	Options and futures contracts.
•	All non-US dollar denominated securities.
•	Any security that would not be in compliance with the regulations of Crusader’s state of domicile.

Historically, the Company managed Crusader’s investments in-house. Effective April 1, 2017, an outside investment advisor will start managing Crusader’s investments.  The advisor’s role will be limited to maintaining Crusader’s portfolio within the new investment guidelines and providing investment accounting services to the Company.  The investments will continue to be held by Crusader’s current custodian, Union Bank Global Custody Services.

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

11 of 89

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

EMPLOYEES

As of March 30, 2017, the Company employed 80 persons of which 79 are full time employees at its facility located in Calabasas, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

On March 27, 2019, the Company entered into amendment of amended and restatement employment agreement effective March 17, 2015, between the Company and Cary L. Cheldin. A complete copy of the amendment is attached to this Form 10-K as Exhibit 10.21.

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

12 of 89

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

Many factors can affect the Company’s ability to pay claims accurately, including the training, experience, and skill of the Company’s claims representatives, continued access to independent or outside adjusters, the extent of and ability to recognize and respond to fraudulent or inflated claims, the claims organization’s culture and the effectiveness of its management, the ability to develop or select and implement appropriate procedures, technologies, and systems to support claims functions. The Company’s failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs, lead to material litigation, undermine customer goodwill and the Company’s reputation in the marketplace, impair its brand image and, as a result, materially adversely affect its competitiveness, financial results, prospects, and liquidity.

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

13 of 89

If the Company determines it is more-likely-than-not that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a materially adverse effect on the Company’s results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, management’s judgment is required in assessing the possible need for a deferred tax asset valuation allowance.

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

14 of 89

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

The Company’s investments may be subject to credit, prepayment and other risks.

The Company’s new investment guidelines allow investing in new classes of securities which are subject to additional risks. Rating errors by agencies, such as Moody’s, Standard & Poor’s, and Fitch, and/or economic downturn may create credit risk, a decline in interest rates may create prepayment risk, and a decrease in tax rates may reduce attractiveness of state and municipal bonds and may impact their market valuation. Any significant loss on investments or general market downturn may have an adverse effect on the Company’s stockholders' equity and statutory surplus and its business.

15 of 89

The Company’s geographic concentration ties its performance to the business, economic, and regulatory conditions in California.

The Company’s insurance business is concentrated in California (99.5%, 99.5% and 99.8% of direct written premium (before reinsurance ceded) in 2016, 2015 and 2014, respectively). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events.

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

Many of the Company’s policies include exclusions or other conditions that define and limit coverage; these exclusions and conditions are designed to manage the Company’s exposure to certain types of risks and expanding theories of legal liability. In addition, many of the Company’s policies limit the period during which a policyholder may bring a claim under the policy; this period in many cases is shorter than the statutory period under which these claims can be brought by the policyholders. While these exclusions and limitations help the Company assess and control its loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. This could result in higher than anticipated losses and loss adjustment expenses by extending coverage beyond the Company’s underwriting intent or increasing the number or size of claims, which could have a materially adverse effect on the Company’s operating results. In some instances, these changes may not become apparent until sometime after the Company has issued the insurance policies that are affected by the changes. As a result, the full extent of liability under the Company’s insurance policies may not be known for many years after a policy is issued.

The Company relies on its information technology systems to manage many aspects of its business; and any failure of these systems to function properly or any interruption in their operation could result in a materially adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on the security, accuracy, reliability, and proper functioning of its information technology systems. The Company relies on these information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and maintaining its policyholder data. The failure of hardware or software that supports the Company’s information technology systems or the loss of data contained in the systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a materially adverse effect on the Company’s business, financial condition, and results of operations. In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from events such as:

16 of 89

•	Earthquake, fire, flood, and other natural disasters.
•	Terrorism acts and attacks by computer viruses or hackers.
•	Power loss.
•	Unauthorized access.
•	Computer systems or data network failure.

It is possible that a system failure, accident, security breach, or unauthorized internal or external knowledge, or misuse of confidential Company data could result in a material disruption to the Company’s business and reputation. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a materially adverse effect on the Company’s results of operations.

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

17 of 89

Development or acquisition of new computer software may not be successfully completed or implemented.

The costs associated with the development or acquisition of new computer software may be impaired if not successfully completed or implemented. Such impairment could adversely impact the Company’s results of operations.

RISKS RELATED TO THE COMPANY’S INDUSTRY

The property casualty insurance industry is highly competitive, and the Company may not be able to compete effectively against larger and/or better capitalized companies.

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

From time to time, the U.S. Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company cannot predict whether, and to what extent, new laws and regulations that would affect its business will be adopted, the timing of any such adoption and what effects, if any, they may have on the Company’s business, financial condition, and results of operations.

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

18 of 89

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

In addition, due to the Company’s focus on the long-term value of an enterprise, it may undertake business strategies and establish related financial goals for a specific year that are designed to enhance its longer-term performance, while understanding that such strategies may not always similarly benefit short-term results, such as its annual underwriting profit or earnings per share.

The Company is controlled by a small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval.

Messrs. Erwin Cheldin, Cary L. Cheldin, Lester A. Aaron and George C. Gilpatrick, who hold approximately 53.00% of the voting power of the Company, have agreed to vote the shares of common stock held by each of them so as to elect each of them to the Board of Directors and to vote on all other matters as they may agree. As a result of this agreement, the Company is a “Controlled Company” as defined in the NASDAQ Stock Market (NASDAQ) Listing Rules. A Controlled Company is exempt from the requirements of the NASDAQ Listing Rules requiring that (i) the Company have a majority of independent directors on the Board of Directors, (ii) the Compensation Committee be composed solely of independent directors, (iii) the compensation of the executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors and (iv) director nominees be elected or recommended either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

19 of 89

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On September 26, 2013, Crusader purchased land and a two-story building in Calabasas, California. The Company moved its home office to this location on October 9, 2015, and has been occupying the building through present time.

The office building has approximately 46,884 rentable square feet of office space. As of December 31, 2016, the Company utilized 32,403 square feet of space, while 10,292 square feet of the Calabasas building was leased to non-affiliated entities, and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

Prior to October 9, 2015, the Company leased approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California. Erwin Cheldin, the Company's former president and a current director and principal stockholder, was the owner of the Woodland Hills building during the lease. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provided for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014, and the lease continued thereafter on a month-to-month basis. The Company believed that at the inception of the lease agreement, and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilized for its own operations 100% of the space it leased at the Woodland Hills building. The Company also leased storage space from Erwin Cheldin. Depending on usage, storage space rental was estimated to be approximately $15,000 annually. The total rent for the Woodland Hills building was $0, $406,796, and $501,258 for the years ended December 31, 2016, 2015, and 2014, respectively. The Company’s month-to-month lease of the home office in Woodland Hills, California, ended on October 15, 2015.

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

On October 9, 2015, the Company filed a lawsuit in the United States District Court for the Central District of California against a software vendor, Insurance Systems, Inc. (ISI). Causes of action stated in the lawsuit included fraudulent inducement and intentional misrepresentation, negligent misrepresentation, negligence, violation of business and professional code, breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of contract, and breach of implied covenant of good faith and fair dealings. The lawsuit sought an unspecified amount in monetary damages plus punitive damages against ISI. On May 16, 2016, ISI filed a countersuit against the Company for $1,792,398 for unpaid invoices plus damages for alleged breach of the contract related to implementation of the ISI computer software by the Company. On December 21, 2016, the Company reached an out of court settlement agreement with ISI on the lawsuit it filed against ISI on October 9, 2015, and the countersuit ISI filed against the Company on May 16, 2016, was dropped. The settlement agreement, net of related legal expenses, did not materially impact the Company’s financial condition or results of operations.  The terms of the settlement agreement are confidential.

Item 4. Mine Safety Disclosures.

None.

20 of 89

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM." The high and low sales prices for each quarterly period in the two most recent fiscal years are as follows:

Quarter Ended	High Price	Low Price

March 31, 2015	$12.08	$8.23
June 30, 2015	$12.04	$10.15
September 30, 2015	$13.76	$8.35
December 31, 2015	$10.82	$8.15

March 31, 2016	$10.92	$9.15
June 30, 2016	$12.39	$8.64
September 30, 2016	$11.93	$10.17
December 31, 2016	$11.50	$9.65

As of March 30, 2017, the number of shareholders of record of the Company's common stock was 223. That number does not include beneficial owners of the Company’s common stock held in the name of nominees.

There were no cash dividends declared or paid by the Company in the years ending December 31, 2016, 2015, and 2014. The Company considers its profitability, cash requirements and other factors prior to the declaration of cash dividends. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”). Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2016, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2017 is $5,912,044.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2016, and December 31, 2015, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 and 197,467 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 8,812 shares of stock during the year ended December 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company repurchased 25,202 shares of stock during the year ended December 31, 2015, in unsolicited transactions at a cost of $242,314 of which $12,385 was allocated to capital and $229,929 was allocated to retained earnings. The Company did not repurchase any stock during the year ended December 31, 2014.  The Company has or will retire all stock repurchased.

Performance Graph.

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of equity securities traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) and peer groups consisting of all NASDAQ property and casualty companies and all fire, marine and casualty companies (Standard Industrial Classification Code 6331). The comparison assumes $100.00 was invested on December 31, 2011, in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance.

21 of 89

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Unico American Corp.	100.00	115.23	120.69	104.20	91.00	97.92
NASDAQ Stock Market (US)	100.00	118.26	164.83	190.07	204.70	224.75
NASDAQ Insurance Index	100.00	117.27	154.78	161.79	176.01	223.79
6331 - Fire, Marine & Casualty Insurance	100.00	131.79	199.03	223.07	264.30	283.95

 Item 6. Selected Financial Data.

	Year ended December 31
	2016	2015	2014	2013	2012

Total revenues	$35,267,724	$33,264,639	$30,470,240	$31,130,892	$32,756,570
Total expenses	$37,381,962	$34,999,597	$29,173,735	$29,890,117	$29,901,534
Income (loss) before taxes	$(2,114,238)	$(1,734,958)	$1,296,505	$1,240,775	$2,855,036
Net income (loss)	$(1,404,277)	$(1,182,870)	$846,361	$603,668	$1,953,728
Basic earnings (loss) per share	$(0.26)	$(0.22)	$0.16	$0.11	$0.37
Diluted earnings (loss) per share	$(0.26)	$(0.22)	$0.16	$0.11	$0.36
Cash dividends per share	—	—	—	—	$1.20
Total assets	$138,222,205	$140,170,435	$136,015,569	$132,853,188	$140,008,026
Stockholders’ equity	$68,906,640	$70,342,072	$71,775,094	$70,896,255	$70,396,565

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

22 of 89

Overview

General

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; provides insurance premium financing; and provides membership association services.

The Company’s net income (loss) was $(1,404,277), $(1,182,870), and $846,361 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92%, 91%, and 90% of the Company’s total revenue for the years ended December 31, 2016, 2015, and 2014, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of December 31, 2016, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until June 2014, all of Crusader’s business was written in the state of California. In June 2014, Crusader began writing business in the state of Arizona. During the years ended December 31, 2016, 2015, and 2014, 98% of Crusader’s business was commercial multi-peril policies. On October 28, 2016, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, A.M. Best Company assigned Crusader an Issuer Credit Rating of a- (Excellent).

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

Written premium is a financial measure that is defined, under SAP, as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium, the most directly comparable GAAP measure, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.

The following is a reconciliation of net written premium to net earned premium:

	Year ended December 31
	2016	2015	2014

Net written premium	$32,624,522	$31,029,111	$27,784,290
Change in net unearned premium	(1,268,151)	(1,455,315)	(1,140,867)
Net earned premium	$31,356,371	$29,573,796	$26,373,423

23 of 89

For the year ended December 31, 2016, direct written premium as reported on Crusader’s statutory financial statement was $38,749,097 compared to $36,374,509, for the year ended December 31, 2015, an increase of $2,374,588 (6.5%). For the year ended December 31, 2015, direct written premium as reported on Crusader’s statutory financial statement was $36,374,509 compared to $32,810,088, for the year ended December 31, 2014, an increase of $3,564,421 (11%). The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by focusing upon five areas of its operations: (1) product development, (2) improved service to highly-specialized retail brokers, (3) appointment of highly-specialized independent retail agents, (4) geographical expansion, and (5) use of alternative marketing channels. While the Company’s PAS continues to support the Company’s current operations, the Company believes it would realize more competitive parity with respect to product and service by supplementing instead of replacing its existing PAS, on a short-term basis, as quickly as possible, while also working on a longer-term basis to ultimately replace its existing PAS with a more contemporary platform. To help make that determination, during 2016, the Company engaged outside IT advisors to evaluate the Company’s current IT environment and its alternatives.

The following table shows the direct written premium production by state:

	Year ended December 31
	2016	2015	2014

California	99.5%	99.5%	99.8%
Arizona	0.5%	0.5%	0.2%
Total	100.0%	100.0%	100.0%

The insurance company operation underwriting profitability is defined by pre-tax underwriting profit which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs. Crusader’s underwriting profit (before income taxes) is as follows:

	Year ended December 31
	2016	2015	2014

Net written premium	$32,624,522	$31,029,111	$27,784,290
Change in net unearned premium	(1,268,151)	(1,455,315)	(1,410,867)
Net earned premium	31,356,371	29,573,796	26,373,423
Less:
Losses and loss adjustment expenses	22,826,878	19,163,316	14,617,118
Policy acquisition costs	6,895,149	6,465,232	5,986,108
Total	29,722,027	25,628,548	20,603,226

Underwriting profit (before income taxes)	$1,634,344	$3,945,248	$5,770,197

The insurance company operation combined ratio is the sum of (1) the ratio of net losses and loss adjustment expenses incurred (including a provision for IBNR) to net earned premium (loss ratio) and (2) the ratio of policy acquisition costs to net earned premium (expense ratio). If the combined ratio is below 100%, an insurance company has an underwriting profit; if it is above 100%, the company has an underwriting loss.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP:

	Year ended December 31
	2016	2015	2014

Loss ratio	73%	65%	55%
Expense ratio	22%	22%	23%
Combined ratio	95%	87%	78%

24 of 89

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2016	2015	2014
Losses and loss adjustment expenses
Provision for insured events of current year	$22,850,408	$21,607,628	$17,925,882
Development of insured events of prior years	(23,530)	(2,444,312)	(3,308,764)
Total losses and loss adjustment expenses	$22,826,878	$19,163,316	$14,617,118

Other Insurance Operations

The Company’s other insurance operations generate commissions and fees from various insurance products. The events that have the most significant economic impact are as follows:

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the Company’s consolidated financial statements. Policy fee income for the year ended December 31, 2016, decreased $14,479 (1%) as compared to the year ended December 31, 2015. Policy fee income for the year ended December 31, 2015, increased $87,074 (5%) as compared to the year ended December 31, 2014. The policy fee income is earned ratably over the life of related insurance policies.

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB is contracted with non-affiliated insurance carriers to provide a variety of health and life insurance products to individuals and groups. These same products are offered by most of our competitors; thus, service, reliability and stability are important to obtain and retain customers. AAQHC, as a membership association and third party administrator, has negotiated group dental, vision, and life insurance premiums for its members with several carriers and receives fees and dues from its members for access to these benefits. AIB underwrites these risks and receives a commission from the insurance carriers.

AIB’s commissions decreased $860 (less than 1%) for the year ended December 31, 2016, as compared to the year ended December 31, 2015. AIB’s commissions decreased $121,742 (11%) for the year ended December 31, 2015, as compared to the year ended December 31, 2014, as a result of decreases in the number of group accounts it underwrites and decreases in commission rates on individual and group policies.

AAQHC’s fee income decreased $10,511 (12%) for the year ended December 31, 2016, as compared to the year ended December 31, 2015, as a result of a decrease in the number of association members enrolled in AAQHC. AAQHC’s fee income decreased $11,802 (12%) for the year ended December 31, 2015, as compared to the year ended December 31, 2014, as a result of a decrease in the number of association members enrolled in AAQHC. AAQHC membership is primarily comprised of individuals included in group accounts.

The insurance premium financing operation currently finances policies written only through its sister company, Unifax. Since July 2010, AAC has offered 0% financing on policies written by Unifax for Crusader as a promotion to increase the sale of Crusader policies. The Company monitors the cost of providing this incentive, and, depending on the cost/benefit determination, the Company can continue to offer 0% financing or withdraw it at any time. AAC issued 3,087, 3,314, and 3,278 loans in 2016, 2015, and 2014, respectively. Revenue earned in 2016, 2015, and 2014 consisted entirely of late fees and other miscellaneous fees charged. The average policy premium financed by AAC was $4,334, $3,733, and $3,492 in 2016, 2015, and 2014, respectively.

The daily automobile rental insurance program was produced by Bedford. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written. The Company no longer actively markets this program. As a result, the daily automobile rental insurance program commission income and contingent commission for the year ended December 31, 2016, decreased $9,589 (52%) compared to the year ended December 31, 2015. For the year ended December 31, 2015, rental insurance program commission income and contingent commission decreased $97,752 (84%) compared to the year ended December 31, 2014.

25 of 89

Investments and Liquidity

The Company generates investment income from its total invested assets of $90,576,445 and $97,843,530 (at amortized cost) as of December 31, 2016 and 2015, respectively, and from two cash deposits placed with the Los Angeles Superior Court by Crusader in lieu of appeal bonds. These deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178 and on March 21, 2016, for $5,449,615, and their respective balances were included in “Cash and restricted cash” on the Consolidated Balance Sheet and were not a part of the total invested assets as of December 31, 2016, and December 31, 2015, respectively.

Investment income included in insurance company operation and other insurance operations, excluding realized investment losses, for the year ended December 31, 2016, increased $401,782 (84%) as compared to the year ended December 31, 2015. The increase in the investment income was due partially to $113,394 interest earned on the cash deposits in lieu of appeal bonds during the year ended December 31, 2016, and no such interest earned for the years ended December 31, 2015 and 2014. The increase in the investment income was also due to an increase in the Company’s annualized yield on average invested assets to 0.81% in 2016 from 0.47% in 2015 (the interest on the two cash deposits in lieu of appeal bonds is excluded from the yield computation). The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments that provide a higher yield. Investment income, excluding realized investment losses, for the year ended December 31, 2015, increased $317,626 (196%) as compared to the year ended December 31, 2014. The increase in investment income was due primarily to an increase in the Company’s annualized yield on average invested assets to 0.47% in 2015 from 0.15% in 2014. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments that provide a higher yield.  Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

The weighted average maturity of the Company’s fixed maturity investments was 1.0 year, 1.5 years, and 1.8 years as of December 31, 2016, 2015, and 2014, respectively.

Liquidity and Capital Resources

The Company reported net cash used by operating activities for each of the years ended December 31, 2016 and 2015, and net cash provided by operating activities for the year ended December 31, 2014.  Cash used by operating activities in 2016 was $1,409,242 compared to $49,533 in 2015.  Cash used by operating activities in 2015 was $49,533 compared to cash provided by operating activities in 2014 of $2,468,186.

Fluctuations in cash flows from operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Consolidated Statements of Cash Flows reflect net cash used by operating activities for the years ended December 31, 2016 and 2015, the Company does not anticipate future liquidity problems and continues to be well capitalized and adequately reserved.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash, restricted cash, and investments (at amortized cost) of the Company at December 31, 2016, were $104,072,824 compared to $106,102,203 at December 31, 2015.  Crusader's cash, restricted cash, and investments were 99% of the total cash and investments held by the Company as of December 31, 2016 and 2015.

26 of 89

As of December 31, 2016, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit and money market funds.  The Company’s investments in U.S treasury securities and money market funds are readily marketable.  The weighted average maturity of the Company’s investments is approximately 1.0 year.

The Company's investments are as follows:

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%

Fixed maturities (at amortized cost)
U.S. treasury securities	$19,091,842	24	$24,075,727	29
Certificates of deposit	61,280,000	76	58,127,000	71
Total fixed maturity investments	80,371,842	100	82,202,727	100

Short-term cash investments (at cost)
U.S. treasury bills	—	—	9,987,803	64
U.S. government money market fund	8,542,292	84	3,357,842	21
Certificates of deposit	1,098,000	11	1,346,000	9
Bank money market accounts	562,548	5	947,395	6
Bank savings accounts	1,763	—	1,763	—
Total short-term cash investments	10,204,603	100	15,640,803	100

Total investments	$90,576,445		$97,843,530

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investments in fixed maturity securities are classified as available-for-sale and, while the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

The Company’s investment guidelines on equity securities limited investments in equity securities to an aggregate maximum of $2,000,000. The Company’s investment guidelines on fixed maturities limited those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer was $2,000,000. This dollar limitation excluded bond premium paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities were primarily pre-refunded and secured by U.S. treasury securities. The short-term investments were either U.S. government obligations, Federal Deposit Insurance Corporation (“FDIC”) insured, or were in an institution with a Moody's rating of at least P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities were rated, readily marketable, and could be liquidated without any materially adverse financial impact.

On March 24, 2017, the Company’s Board of Directors approved new investment guidelines. Those guidelines are similar to what the Company believes are general investment guidelines used by Crusader’s peers.

Under the new investment guidelines, investments may only include U.S. treasury Notes, U.S. government agency notes, mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral, commercial mortgage-backed securities, U. S. corporate obligations, asset backed securities, (including but not limited to credit card, automobile and home equity backed securities), tax-exempt bonds, preferred stocks, common stocks, commercial paper, repurchase agreements (treasuries only), mutual funds, exchange traded funds, bank certificates of deposits and time deposits. The new investment guidelines provide for certain investment limitations in each investment category.

Unless agreed to in advance in writing by Crusader, investments in the following types of securities are prohibited:

•	Mortgage loans, except for mortgage backed securities issued by an agency of the U.S. government.
•	Derivative mortgage-backed securities including interest only, principal only and inverse floating rate securities.
•	All fixed maturity real estate securities, except mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral and commercial mortgage-backed securities.
•	Options and futures contracts.
•	All non-US dollar denominated securities.
•	Any security that would not be in compliance with the regulations of Crusader’s state of domicile.

27 of 89

Historically, the Company managed Crusader’s investments in-house. Effective April 1, 2017, an outside investment advisor will start managing Crusader’s investments.  The advisor’s role will be limited to maintaining Crusader’s portfolio within the new investment guidelines and providing investment accounting services to the Company.  The investments will continue to be held by Crusader’s current custodian, Union Bank Global Custody Services.

The investment marketplace in general, and in certain asset classes specifically, have been impacted by volatility as a result of uncertainty in the credit markets that began in 2007 and continued throughout 2016. The Company’s fixed maturity (amortized cost) investment portfolio as of December 31, 2016, consisted of 24% U.S. treasury securities and 76% FDIC insured certificates of deposit.

Crusader's statutory capital and surplus as of December 31, 2016, was $59,120,443, a decrease of $2,247,285 (4%) from December 31, 2015. Crusader's statutory capital and surplus as of December 31, 2015, was $61,367,728, a decrease of $2,124,641 (3%) from December 31, 2014. In the years ending December 31, 2016, 2015, and 2014, Crusader issued cash dividends of $2,000,000, $3,000,000, and $0 to Unico, its parent and sole shareholder, respectively. These dividends were used primarily for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2016, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2017 is $5,912,044.

During the years ended December 31, 2016, 2015, and 2014, no cash dividends were declared or issued by the Company to its shareholders. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2016, and December 31, 2015, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 and 197,467 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 8,812 shares of stock during the year ended December 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company repurchased 25,202 shares of stock during the year ended December 31, 2015, in unsolicited transactions at a cost of $242,314 of which $12,385 was allocated to capital and $229,929 was allocated to retained earnings. The Company did not repurchase any stock during the year ended December 31, 2014.  The Company has or will retire all stock repurchased.

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the fourth individual was resolved.  The Company collected $0, $0, and $75,000 during the years ended December 31, 2016, 2015, and 2014. As of December 31, 2016 and 2015, the agent’s balance due to Unifax was $1,181,272. As of December 31, 2016 and 2015, the Company’s bad debt reserve associated with this matter was $1,181,272 which represents approximately 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at December 31, 2016, the Company continues to pursue collection of the judgments from the three principals. Bad debt expense was $5,833, $(1,460), and $255,299 for the years ended December 31, 2016, 2015, and 2014, respectively.

28 of 89

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at December 31, 2016, net of statutory deposits of $700,000, restricted cash of $13,373,793, and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Trust restrictions on cash and short-term investments were $0 at December 31, 2016 and December 31, 2015.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

The Company had certain contractual obligations at December 31, 2016, as follows:

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 years

Loss and loss adjustment expense reserves*	$47,055,787	$19,264,248	$21,479,211	$4,854,025	$1,458,303
Total	$47,055,787	$19,264,248	$21,479,211	$4,854,025	$1,458,303

*Unlike many other forms of contractual obligations, loss and loss adjustment expense reserves do not have definitive payment due dates, and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and loss adjustment expense reserve payments to be made by period, as shown above, are estimates.

Results of Operations

General

Total revenue was $35,267,724, $33,264,639, and $30,470,240 for the years ended December 31, 2016, 2015, and 2014, respectively. This represents an increase of $2,003,085 (6%) for the 2016 year compared to the 2015 year and an increase of $2,794,399 (9%) for the 2015 year compared to the 2014 year. The Company had net loss of $1,404,277 and $1,182,870 for the years ended December 31, 2016 and 2015, respectively, and net income of $846,361 for the year ended December 31, 2014. This represents an increase in net loss of $221,407 (19%) for the 2016 year compared to the 2015 year and a decrease in net income of $2,029,231 (240%) for the 2015 year compared to the 2014 year.

During the year ended December 31, 2015, the Company concluded that a charge for impairment of the Company’s capitalized computer software costs, related to a PAS contract entered into on November 1, 2012, was required under GAAP. The decision to impair the asset was based on the Company’s beliefs that the software had not achieved and would not be able to achieve the Company’s expected implementation targets and that the Company was unable to renegotiate the terms of its agreement with the software vendor. This impairment amounted to $1,287,460. There were no comparable charges in 2016 or 2014.

For the year ended December 31, 2016, the Company had a loss before taxes of $2,114,238 compared to a loss before taxes of $1,734,958 for the year ended December 31, 2015, an increase in the loss before taxes of $379,280 (22%). This increase in the loss before taxes was due primarily to increased losses and loss adjustment expenses partially offset by an increase in total revenues and a reduction in other operating expenses.

For the year ended December 31, 2015, the Company had a loss before taxes of $1,734,958 compared to an income before taxes of $1,296,505 for the year ended December 31, 2014, a decrease in the income before taxes of $3,031,463 (234%). This decrease in income before taxes was due primarily to increased losses and loss adjustment expenses and the impairment of the Company’s capitalized computer software costs, partially offset by an increase in total revenues.

The effect of inflation on the Company’s net income during the years ended December 31, 2016, 2015, and 2014 was not significant.

The Company derives revenue from various sources as discussed below.

29 of 89

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2016	2015	2014

Direct written premium (before reinsurance ceded)	$38,749,097	$36,374,509	$32,810,088
Net written premium (net of reinsurance ceded)	$32,624,522	$31,029,111	$27,784,290
Direct earned premium (before reinsurance ceded)	$37,453,619	$34,902,435	$31,463,691
Net earned premium (net of reinsurance ceded)	$31,356,371	$29,573,796	$26,373,423
Losses and loss adjustment expenses	$22,826,878	$19,163,316	$14,617,118
Gross unpaid losses and loss adjustment expenses	$47,055,787	$49,093,571	$44,396,558
Net unpaid losses and loss adjustment expenses	$37,534,817	$39,456,610	$39,233,783

Crusader’s primary line of business is commercial multi-peril policies. This line of business represented approximately 98% of Crusader’s total written premium for the years ended December 31, 2016, 2015, and 2014.

From 2004 until June 2014, all of Crusader’s business was written in the state of California. In June 2014, Crusader began writing business in the state of Arizona. As of December 31, 2016, Crusader was licensed as an admitted insurance company in the states of Arizona, California, Nevada, Oregon, and Washington and is approved as a non-admitted surplus lines writer in other states.

Crusader Premium

For the year ended December 31, 2016, direct written premium, as reported on Crusader’s statutory financial statement, was $38,749,097 compared to $36,374,509 for the year ended December 31, 2015, an increase of $2,374,588 (7%). The rise in direct written premium in 2016 of 7% compared to 2015 is not attributable to any material single event.

For the year ended December 31, 2015, direct written premium, as reported on Crusader’s statutory financial statement, was $36,374,509 compared to $32,810,088 for the year ended December 31, 2014, an increase of $3,564,421 (11%). The rise in direct written premium in 2015 of 11% compared to 2014 is not attributable to any material single event.

Crusader writes annual policies and, therefore, earns written premium daily over the one-year policy term.

Crusader’s direct, ceded and net earned premium are as follows:

	Year ended December 31
	2016	2015	2014

Direct earned premium	$37,453,619	$34,902,435	$31,463,691
Ceded earned premium	(6,097,248)	(5,328,639)	(5,090,268)
Net earned premium	$31,356,371	$29,573,796	$26,373,423

Ratio of ceded earned premium to direct earned premium	16%	15%	16%

In the year ended December 31, 2016, direct earned premium increased $2,551,184 (7%) to $37,453,619 compared to $34,902,435 for the year ended December 31, 2015. In the year ended December 31, 2015, direct earned premium increased $3,438,744 (11%) to $34,902,435 compared to $31,463,691 for the year ended December 31, 2014. The fluctuation in direct earned premium is directly related to the fluctuation in direct written premium.

Ceded earned premium for the year ended December 31, 2016, increased $768,609 (14%) to $6,097,248 compared to $5,328,639 for the year ended December 31, 2015. Ceded earned premium for the year ended December 31, 2015, increased $238,371 (5%) to $5,328,639 compared to $5,090,268 for the year ended December 31, 2014.

Ceded earned premium as a percentage of direct earned premium was 16% in 2016, 15% in 2015, and 16% in 2014. The ceded earned premium as a percentage of direct earned premium is relatively unchanged as there were no major modifications to Crusader’s excess of loss treaties.

30 of 89

In calendar years 2016, 2015, and 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004, and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received was subject to return based on future development of ceded losses and loss adjustment expenses. The contingent commission income (loss) recognized was $0, $91,686, and $(17,092) for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the contingent commission agreements had expired, and all contingent commission income due on these agreements had been recognized. As of December 31, 2016 and 2015, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets was $0.

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2016, all such ceded contracts are accounted for as risk transfer reinsurance.

Losses and Loss Adjustment Expenses

Crusader’s emerging loss ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve review process. Losses and loss adjustment expenses for the calendar years ended December 31, 2016, 2015, and 2014 were $22,826,878, $19,163,316, and $14,617,118, respectively.

Losses and loss adjustment expenses and loss ratios are as follows:

	Year ended December 31
	2016	2016 Loss Ratio	2015	2015 Loss Ratio	2014	2014 Loss Ratio

Net earned premium	$31,356,371		$29,573,796		$26,373,423

Losses and loss adjustment expenses:
Provision for insured events of current year	22,850,408	73%	21,607,628	73%	17,925,882	68%
Development of insured events of prior years	(23,530)	0%	(2,444,312)	(8%)	(3,308,764)	(13%)
Total losses and loss adjustment expenses	$22,826,878	73%	$19,163,316	65%	$14,617,118	55%

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

The amount of favorable development recognized during the year ended December 31, 2016, decreased $2,420,782 (99%) to $23,530 from $2,444,312 during the year ended December 31, 2015, due primarily to higher than expected incurred losses and loss adjustment expenses on long-tail claims in accident years 2015, 2013, and 2011. The amount of favorable development recognized during the year ended December 31, 2015, decreased $864,452 (26%) to $2,444,312 from $3,308,764 during the year ended December 31, 2014, due primarily to higher than expected incurred losses and loss adjustment expenses on long-tail claims in accident years 2013 and 2011. The favorable development in the above table is not necessarily indicative of the results that may be expected in future periods.

31 of 89

The variability of Crusader’s losses and loss adjustment expenses for the periods presented is due primarily to the small size and diverse nature of populations that represent Crusader’s policyholders and claims, which may result in greater fluctuations in claim frequency and/or severity. Also, Crusader’s reinsurance retention, which is relatively high in relationship to its net earned premium, can result in increased loss ratio volatility when large losses are incurred in a relatively short period of time. Nevertheless, management believes that its reinsurance retention is reasonable given the amount of Crusader’s surplus, its targeted ultimate loss ratios, and its goal to minimize ceded premium. The favorable (adverse) development by accident year is as follows:

	Year ended
	December 31, 2016		December 31, 2015		December 31, 2014

Accident Year	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total	Favorable (Adverse) Development	% of Total

Prior to 2007	$(52,722)	(224%)	$58,202	3%	$470,557	14%
2007	72,423	308%	127,596	5%	548,974	17%
2008	(60,220)	(256%)	425,067	17%	679,388	21%
2009	613,793	2,609%	617,597	25%	619,432	19%
2010	562,171	2,389%	562,358	23%	564,765	17%
2011	(226,918)	(965%)	(876,504)	(36%)	484,846	14%
2012	393,236	1,671%	522,453	21%	518,217	15%
2013	(1,334,578)	(5,672%)	(306,707)	(12%)	(577,415)	(17%)
2014	501,836	2,133%	1,314,250	54%	—	—
2015	(445,491)	(1,893%)	—	—	—	—
Total prior accident years	$23,530	100%	$2,444,312	100%	$3,308,764	100%

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

Based on the loss and loss adjustment expense reserve estimates as of December 31, 2016, the estimated ultimate loss ratio is within five percentage points of the initial expected loss ratio in 9 of Crusader’s 32 years. Since Crusader’s net earned premium in 2016 was $31,356,371, a difference between the accident year 2016 actual and initial expected loss ratios of only five percentage points will or may ultimately impact losses and loss adjustment expenses by $1,567,819. The estimated ultimate loss ratio is within ten percentage points of the initial expected loss ratio in 14 of Crusader’s 32 years. A ten percentage point difference between the accident year 2016 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $3,135,637. The estimated ultimate loss ratio is within twenty percentage points of the initial expected loss ratio in 25 of Crusader’s 32 years. A twenty percentage point difference between the accident year 2016 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $6,271,274.

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

32 of 89

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2016	2015	2014

Direct reserves:
Case reserves	$16,384,081	$17,991,121	$14,983,886
IBNR reserves	30,671,706	31,102,450	29,412,672
Total direct reserves	$47,055,787	$49,093,571	$44,396,558

Reserves net of reinsurance:
Case reserves	$12,458,646	$14,696,913	$13,045,290
IBNR reserves	25,076,171	24,759,697	26,188,493
Total net reserves	$37,534,817	$39,456,610	$39,233,783

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2016		2015		2014

Commercial multiple peril	$46,100,751	98.0%	$48,167,640	98.1%	$43,457,425	97.9%
Other liability	912,014	1.9%	889,867	1.8%	911,633	2.0%
Other	43,022	0.1%	36,064	0.1%	27,500	0.1%
Total	$47,055,787	100.0%	$49,093,571	100.0%	$44,396,558	100.0%

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

The following table is a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Year ended December 31
	2016	2015	2014

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$39,456,610	$39,233,783	$39,448,546

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	22,850,408	21,607,628	17,925,882
Development of insured events of prior years	(23,530)	(2,444,312)	(3,308,764)
Total incurred losses and loss adjustment expenses	22,826,878	19,163,316	14,617,118

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	7,984,562	6,812,275	4,286,861
Losses and loss adjustment expenses attributable to insured events of prior years	16,764,109	12,128,214	10,545,020
Total payments	24,748,671	18,940,489	14,831,881

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	37,534,817	39,456,610	39,233,783
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	9,520,970	9,636,961	5,162,775
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$47,055,787	$49,093,571	$44,396,558

Crusader’s net loss and loss adjustment expense reserve was $37,534,817 as of December 31, 2016. Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.

33 of 89

If future development ultimately results in being five percent different than Crusader’s 2016 net reserve, $1,876,741 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. If future development ultimately results in being ten percent different than Crusader’s 2016 net reserve, $3,753,482 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.

Other Insurance Operations

Health Insurance Program

Commission income from health insurance sales is as follows:

	Year ended December 31
	2016	2015	2014

Commission income	$959,810	$960,670	$1,082,412

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premium that it writes. Commission income for the year ended December 31, 2016, decreased $860 (less than 1%) compared to the year ended December 31, 2015.

Commission income for the year ended December 31, 2015, decreased $121,742 (11%) compared to the year ended December 31, 2014. The decrease in commission income is a result of decreases in the number of group accounts AIB underwrites and commission income on individual and group policies due primarily to the Patient Protection and Affordable Care Act.

In 2016, approximately 40% and 41% of the $959,810 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2015, approximately 39% and 40% of the $960,670 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2014, approximately 38% and 39% of the $1,082,412 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2016	2015	2014

Membership and fee income	$78,019	$88,530	$100,332

Membership and fee income for the year ended December 31, 2016, decreased $10,511 (12%) compared to the year ended December 31, 2015. Membership and fee income for the year ended December 31, 2015, decreased $11,802 (12%) compared to the year ended December 31, 2014. The decrease for each of the years presented is a result of a decrease in the number of association members primarily due to increased competition.

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

34 of 89

	Year ended December 31
	2016	2015	2014

Policy fee income	$1,691,655	$1,706,134	$1,619,060
Policies issued	9,607	9,938	9,501

Policy fee income for the year ended December 31, 2016, decreased $14,479 (1%) as compared to the year ended December 31, 2015. This decrease in policy fee income in 2016 compared to 2015 was primarily the result of a 331 (3%) decrease in the number of policies issued during 2016 compared to 2015. Policy fee income for the year ended December 31, 2015, increased $87,074 (5%) as compared to the year ended December 31, 2014. The increase in policy fee income in 2015 compared to 2014 is primarily the result of a 437 (5%) increase in the number of policies issued during 2015 as compared to 2014.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program was produced by Bedford. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written.

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2016	2015	2014

Rental program commission	$—	$1,821	$83,423
Contingent commission	8,819	16,587	32,737
Total commission income	$8,819	$18,408	$116,160

Bedford stopped selling and servicing the daily automobile rental polices in 2015. As a result of this decision, the daily automobile rental insurance program commission income and contingent commission for the year ended December 31, 2016, decreased $9,589 (52%) compared to the year ended December 31, 2015. For the year ended December 31, 2015, rental insurance program commission income and contingent commission decreased $97,752 (84%) compared to the year ended December 31, 2014.

The contingent commission Bedford received in 2016 is based on the profitability of premiums written in prior years for one of the non-affiliated insurance companies it represented.

Premium Finance Program

The insurance premium financing operation currently finances policies produced only through its sister company, Unifax. Consequently, AAC’s growth is dependent primarily on the growth of Crusader and Unifax business. Since July 2010, AAC has offered 0% financing on policies written by Unifax for Crusader as a promotion to increase the sale of Crusader policies. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and, depending on the cost/benefit determination, can continue to offer it or withdraw it at any time. Income generated by AAC consists of late fees, returned check fees and payment processing fees.

Finance fees earned from financing policies are as follows:

	Year ended December 31
	2016	2015	2014

Finance fees earned	$68,900	$65,730	$67,012
Loans issued	3,087	3,314	3,278

The finance fees earned for the year ended December 31, 2016, increased $3,170 (5%) to $68,900 compared to the year ended December 31, 2015. For the year ended December 31, 2015, decreased $1,282 (2%) to $65,730 compared to the year ended December 31, 2014. The decrease in fees earned during the years presented compared to the prior year period is primarily a result of fewer late fees earned during the periods.

35 of 89

The number of loans issued decreased by 227 (7%) during 2016 when compared to 2015 and increased by 36 (1%) during 2015 when compared to 2014. The average premium financed by AAC was $4,334, $3,733, and $3,492 in 2016, 2015, and 2014, respectively. During 2016, 39% of all Unifax policies were financed and 82% of those policies were financed by AAC. During 2015, 41% of all Unifax policies were financed and 82% of those policies were financed by AAC. During 2014, 42% of all Unifax policies were financed and 83% of those policies were financed by AAC.

Investment Income and Net Realized Losses

Investment income, excluding net realized investment losses, is as follows:

	Year ended December 31
	2016	2015	2014

Average invested assets (1) – at amortized cost	$94,209,988	$102,628,025	$106,582,200

Investment income:
Insurance company operation (2)	$880,787	$478,950	$161,183
Other insurance operations	359	414	555
Total investment income	$881,146	$479,364	$161,738

Yield on average invested assets (3)	0.81%	0.47%	0.15%

(1) The average is based on the beginning and ending balances of the amortized cost of the invested assets for each respective year.

(2) Investment income from insurance company operation included $113,394, $0, and $0 of interest on the cash deposits in lieu of appeal bonds for the years ended December 31, 2016, 2015, and 2014, respectively.

(3) Yield on average invested assets did not include the interest on the cash deposits in lieu of appeal bonds.

In the year ended December 31, 2016, the Company’s average invested assets (at amortized cost) decreased $8,418,037 (8%) compared to the year ended December 31, 2015. In the year ended December 31, 2015, the Company’s average invested assets (at amortized cost) decreased $3,954,175 (4%) compared to the year ended December 31, 2014.

The decrease in average invested assets is attributable primarily to the two cash deposits placed by Crusader with the Los Angeles Superior Court in lieu of appeal bonds to appeal judgments on a Crusader liability claim.

In the year ended December 31, 2016, investment income earned, excluding realized losses and investment income earned on cash deposits in lieu of appeal bonds, increased $288,388 (60%) compared to the year ended December 31, 2015. The yield on average invested assets excluding interest earned on the cash deposits in lieu of appeal bonds, increased to 0.81% in 2016 from 0.47% in 2015. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments that provide a higher yield. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less. Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2016, was 1.0 year compared to 1.5 years as of December 31, 2015. The Company’s invested assets (at amortized cost) as of December 31, 2016, were $90,576,445 as compared to $97,843,530 as of December 31, 2015.

In the year ended December 31, 2015, the Company’s average invested assets (at amortized cost) decreased $3,954,175 (4%) compared to the year ended December 31, 2014. In the year ended December 31, 2015, investment income earned, excluding realized losses, increased $317,626 (196%) compared to the year ended December 31, 2014. The yield on average invested assets increased to 0.47% in 2015 from 0.15% in 2014. The increase in the annualized yield on average invested assets is primarily a result of a decrease in short-term investments and an increase in fixed maturity investments that provide a higher yield. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. Thus, the weighted average maturity of the Company’s fixed maturity investments as of December 31, 2015, was 1.5 years compared to 1.8 years as of December 31, 2014. The Company’s invested assets (at amortized cost) as of December 31, 2015, were $97,843,530 as compared to $107,412,519 as of December 31, 2014.

36 of 89

The par value, amortized cost, fair value and weighted average yield of fixed maturity investments at December 31, 2016, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2017	$52,282,000	$52,273,745	$52,286,222	0.82%
December 31, 2018	21,520,000	21,520,097	21,519,703	1.12%
December 31, 2019	5,980,000	5,980,000	5,980,000	1.14%
December 31, 2020	598,000	598,000	598,000	1.67%
Total	$80,380,000	$80,371,842	$80,383,925	0.93%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31, 2016		December 31, 2015
Type of Security	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. treasury securities	$19,091,842	$19,103,925	$24,075,727	$24,034,291
Certificates of deposit	61,280,000	61,280,000	58,127,000	58,127,000
Total fixed maturity investments	80,371,842	80,383,925	82,202,727	82,161,291
Short-term cash investments	10,204,603	10,204,603	15,640,803	15,640,803
Total investments	$90,576,445	$90,588,528	$97,843,530	$107,417,964

The Company had no fixed maturity investments with gross unrealized losses for a continuous period of less than 12 months and three U.S. treasury securities with gross unrealized losses for a continuous period of more than 12 months as of December 31, 2016. The Company had three U.S. treasury securities with gross unrealized losses for a continuous period of less than 12 months and two U.S. treasury securities with gross unrealized losses for a continuous period of more than 12 months as of December 31, 2015.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of December 31, 2016, and December 31, 2015, were determined to be temporary. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. During the year ended December 31, 2016, the Company sold three certificates of deposit prior to their maturity. These securities had an amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. Proceeds of the sales of these securities were used for general corporate purposes.

During the year ended December 31, 2015, the Company sold 22 certificates of deposit with an amortized cost of $5,478,000. The Company realized an investment loss of $7,251 on the sale. Proceeds of the sale of these securities were used to fund the $7,924,178 cash deposit placed by Crusader with the Los Angeles Superior Court in lieu of an appeal bond on December 28, 2015. This cash deposit was required to appeal a judgment which was finalized in December 2015 on a Crusader policy liability claim. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional cash deposit of $5,449,615 in lieu of an appeal bond. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance.

37 of 89

The Company did not sell any fixed maturity investments in the years ended December 31, 2014. There were no realized investment gains or losses in the years ended December 31, 2014.

Other Income

Other income from insurance company operation and other insurance operations is comprised primarily of miscellaneous items not relevant to the primary income statement captions.

	Year ended December 31
	2016	2015	2014

Other income from insurance company operation and other insurance operations	$224,282	$379,258	$950,103

Other income from insurance company operation and other insurance operations decreased of $154,976 (41%) in the year ended December 31, 2016, when compared to the year ended December 31, 2015. The decrease in the year ended December 31, 2016 from the year ended December 31, 2015, is due primarily to $0 contingent commission recognized on Crusader’s excess of loss reinsurance treaties for accident years 2006, 2004, and 2003 in 2016, compared to $91,686 contingent commission recognized in the year ended December 31, 2015.

Other income from insurance company operation and other insurance operations decreased $570,845 (60%) in the year ended December 31, 2015, when compared to the year ended December 31, 2014. The decrease was primarily the result of a decrease of $620,357 (76%) in rental income received from the Crusader owned office building located in Calabasas, California, due to a major tenant vacating the building on September 7, 2014; the tenant occupied approximately 32,403 square feet. This vacated space was subsequently occupied by the Company on October 9, 2015. This decrease was partially offset by $108,778 (636%) increase in the contingent commission the Company recognized on the Company’s 2003, 2004, and 2006 excess of loss reinsurance treaties.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2016	2015	2014

Policy acquisition costs	$6,895,149	$6,465,232	$5,986,108
Ratio to net earned premium (GAAP ratio)	22%	22%	23%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premium is earned. Policy acquisition costs increased $429,917 (7%) in the year ended December 31, 2016, compared to the year ended December 31, 2015, due primarily to an increase in premium volume. Policy acquisition costs increased $479,124 (8%) in the year ended December 31, 2015, compared to the year ended December 31, 2014, due primarily to an increase in premium volume.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2016	2015	2014

Total salaries and employee benefits incurred	$7,680,315	$7,469,342	$7,293,879
Less: Charged to losses and loss adjustment expenses	(1,178,001)	(1,120,602)	(955,003)
Capitalized to policy acquisition costs	(1,575,662)	(1,495,579)	(1,346,745)
Net amount charged to operating expenses	$4,926,652	$4,853,161	$4,992,131

Total salaries and employee benefits incurred for the year ended December 31, 2016, increased $210,973 (3%) compared to the year ended December 31, 2015. Total salaries and employee benefits incurred for the year ended December 31, 2015, increased $175,463 (2%) compared to the year ended December 31, 2014.

38 of 89

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2016	2015	2014

Commission to agents/brokers	$161,545	$166,641	$192,684

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program and the daily automobile rental insurance program. Commissions to agents and brokers decreased $5,096 (3%) for the year ended December 31, 2016, as compared to the year ended December 31, 2015. Commissions to agents and brokers decreased $26,043 (14%) for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The fluctuations in commissions to agents/brokers when compared to prior periods are due primarily to the fluctuations in written premium in the health insurance program and daily automobile rental insurance program and the related commission income from those programs.

Other Operating Expenses are as follows:

	Year ended December 31
	2016	2015	2014

Other operating expenses	$2,571,738	$4,351,247	$3,385,694

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production.

Other operating expenses decreased $1,779,509 (41%) for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease in operating expenses for the year ended December 31, 2016, is due primarily to $1,287,460 charge made in 2015 to recognize the impairment of the Company’s capitalized computer software costs. There was no comparable charge in 2016. Another contribution to the decrease in operating expenses was a decrease in rent expense of $405,578 in the year ended December 31, 2016, compared to the year ended December 31, 2015, as the Company’s month-to-month lease of the home office in Woodland Hills, California, ended effective October 15, 2015. Other operating expenses include costs incurred to review strategic alternatives and potential opportunities. These costs amounted to $382,391 and $144,076 for the years ended December 31, 2016 and 2015, respectively.

Other operating expenses increased $965,553 (29%) for the year ended December 31, 2015, compared to the year ended December 31, 2014, due primarily to impairment of the Company’s capitalized computer software costs of $1,287,460. The increase was partially offset by a decrease of $256,760 in bad debt expense.

Income Taxes

Income Tax Expenses are as follows:

	Year ended December 31
	2016	2015	2014

Income tax expense (benefit)	$(709,961)	$(552,088)	$450,144
Effective income tax rate	34%	32%	35%

Income tax was a benefit for the year ended December 31, 2016, of $709,961 compared to a benefit of $552,088 for the year ended December 31, 2015, an increase in the income tax benefit of $157,873. The effective income tax rates for the years ended December 31, 2016 and 2015, were 34% and 32%, respectively. The increase in the income tax benefit is related primarily to the $2,114,238 loss before taxes for the year ended December 31, 2016, compared to the $1,734,958 loss before taxes for the year ended December 31, 2015.

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

39 of 89

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

Crusader underwrites four statutory annual statement lines of business: (1) commercial multi-peril, (2) liability other than automobile and products, (3) fire, and (4) allied lines. Commercial multi-peril policies comprised 98% of Crusader’s 2016, 2015, and 2014 premium. Commercial multi-peril policies include both property and liability coverages. For all of Crusader’s coverages and lines of business, Crusader’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense development patterns and (2) expected loss and loss adjustment expense per premium dollar.

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

40 of 89

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2016, Crusader had 619 open claim files. During 2016, 747 new claim files were opened and 779 claim files were closed, leaving 587 open claim files at the end of 2016. Due to the small size of Crusader and the related small population of claims, Crusader’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect Crusader’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

41 of 89

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The favorable development in the 2014 through 2016 calendar years underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer. While additional redundancies on losses and loss adjustment expenses may emerge, the Company believes that this trend may not be indicative of future results.

	Calendar year ended December 31
	2016	2015	2014

Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$39,456,610	$39,233,783	$39,448,546
Favorable development of insured events of prior years	$23,530	$2,444,312	$3,308,764
Percentage of favorable development to beginning reserves	0.1%	6.2%	8.4%

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

Reinsurance

Crusader’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from Crusader’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that Crusader expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. Crusader’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. Crusader’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2016, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s consolidated financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2016	2015	2014

Ceded losses and loss adjustment expenses recoverable on excess of loss treaties:
Ceded case loss and loss adjustment expense reserves recoverable	$3,925,435	$3,294,208	$1,938,596
Ceded IBNR loss and loss adjustment expense reserves recoverable	5,595,535	6,342,753	3,224,179
Total ceded loss and loss adjustment expense reserves recoverable	$9,520,970	$9,636,961	$5,162,775

42 of 89

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2016	2015	2014

Direct earned premium	$37,453,619	$34,902,435	$31,463,691
Ceded earned premium	(6,097,248)	(5,328,639)	(5,090,268)
Net premium earned	$31,356,371	$29,573,796	$26,373,423
Ratio of ceded earned premium to direct earned premium	16%	15%	16%

The effect of reinsurance on losses and loss adjustment expenses is as follows:

	Year ended December 31
	2016	2015	2014

Direct losses and loss adjustment expenses incurred	$27,383,996	$26,495,410	$16,795,536
Ceded losses and loss adjustment expenses incurred on excess of loss treaties:
Ceded paid losses and loss adjustment expenses	(4,673,109)	(2,857,908)	(1,443,926)
Change in ceded case reserves	(631,227)	(1,355,612)	(871,965)
Change in ceded IBNR reserves	747,218	(3,118,574)	137,473
Total ceded losses and loss adjustment expenses incurred	(4,557,118)	(7,332,094)	(2,178,418)

Net losses and loss adjustment expenses incurred	$22,826,878	$19,163,316	$14,617,118

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2016	2015	2014

Ceded earned premium	$6,097,248	$5,328,639	$5,090,268
Ceded losses and loss adjustment expenses incurred	(4,557,118)	(7,332,094)	(2,178,418)
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$1,540,130	$(2,003,455)	$2,911,850

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations reflected above and the following changes in reinsurance recoverable:

	Year ended December 31
	2016	2015	2014

Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$606,570	$(5,024,502)	$(751,713)

There were no catastrophe losses incurred during the years ended December 31, 2016, 2015, and 2014.

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

43 of 89

For years ended December 31, 2016, 2015, and 2014, Crusader wrote 99.5%, 99.5%, and 99.8% of its business in the state of California, respectively. The types of businesses and the coverage limits written by Crusader are not considered difficult lines for obtaining reinsurance. In addition, because the major catastrophe exposure is primarily from riots and from fire following earthquakes, Crusader does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

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

Related Party Transactions

Prior to October 9, 2015, the Company leased approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California. Erwin Cheldin, the Company's former president and a current director and principal stockholder, was the owner of the Woodland Hills building during the lease. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provided for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014, and the lease continued thereafter on a month-to-month basis. The Company believed that at the inception of the lease agreement, and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilized for its own operations 100% of the space it leased at the Woodland Hills building. The Company also leased storage space from Erwin Cheldin. Depending on usage, storage space rental was estimated to be approximately $15,000 annually. The total rent for the Woodland Hills building was $0, $406,796, and $501,258 for the years ended December 31, 2016, 2015, and 2014, respectively. The Company’s month-to-month lease of the home office in Woodland Hills, California, ended on October 15, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets at December 31, 2016 and 2015 consisted of the following:

	2016	2015

Short-term cash investments (at cost)	$10,204,603	$15,640,803
Fixed maturity bonds (at amortized cost)	19,091,842	24,075,727
Certificates of deposit – over 1 year (at cost)	61,280,000	58,127,000
Total invested assets	$90,576,445	$97,843,530

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company believes that it has limited this risk by investing in securities with shorter term maturities. In addition, although fixed maturity bonds are classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from market interest rate movements is not recognized as realized gains or losses in the Consolidated Statements of Operations. Interest rate movements on the Company’s investments are not due to credit rating related issues. As of December 31, 2016, the Company’s unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio were $12,083 compared to unrealized losses (net of unrealized gains) before income taxes of $41,436 as of December 31, 2015. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2016, would decrease by approximately $96,682. This decrease would not be reflected in the Consolidated Statements of Operations except to the extent that the securities were sold or the decrease was deemed to be other-than-temporary.

44 of 89

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

The credit risk is minimized by maintaining a high credit quality fixed maturity bond portfolio, which consisted of U.S. treasury securities and FDIC insured certificates of deposit at various banking institutions, and holding short duration fixed maturity investments with maturities of five years or less.

The Company did not have any equity price risk since the Company did not hold any equity securities as of December 31, 2016 and 2015.

45 of 89

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

Page
Number

Reports of Independent Registered Public Accounting Firms	47-48

Consolidated Balance Sheets as of December 31, 2016 and 2015	49

Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014	50

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014	51

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014	52

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	53

Notes to Consolidated Financial Statements	54

46 of 89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unico American Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. Unico American Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico American Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ JLK Rosenberger LLP

Glendale, California

March 30, 2017

47 of 89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Unico American Corporation and subsidiaries:

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Unico American Corporation and subsidiaries and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

March 30, 2015

48 of 89

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2016	2015
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $80,371,842 at December 31, 2016, and $82,202,727 at December 31, 2015)	$80,383,925	$82,161,291
Short-term investments, at fair value	10,204,603	15,640,803
Total Investments	90,588,528	97,802,094
Cash and restricted cash	13,496,379	8,258,673
Accrued investment income	185,916	85,915
Receivables, net	6,008,083	5,505,361
Reinsurance recoverable:
Paid losses and loss adjustment expenses	260,744	751,323
Unpaid losses and loss adjustment expenses	9,520,970	9,636,961
Deferred policy acquisition costs	4,432,299	4,233,396
Property and equipment, net	10,282,532	10,220,720
Deferred income taxes	1,177,346	1,334,087
Other assets	2,269,408	2,341,905
Total Assets	$138,222,205	$140,170,435

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$47,055,787	$49,093,571
Unearned premium	19,374,740	18,079,253
Advance premium and premium deposits	224,055	212,255
Accrued expenses and other liabilities	2,660,983	2,443,284
Total Liabilities	$69,315,565	$69,828,363

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares, issued and outstanding shares 5,307,133 at December 31, 2016, and 5,315,945 at December 31, 2015	$3,761,320	$3,742,547
Accumulated other comprehensive income (loss)	7,975	(27,348)
Retained earnings	65,137,345	66,626,873
Total Stockholders’ Equity	$68,906,640	$70,342,072

Total Liabilities and Stockholders' Equity	$138,222,205	$140,170,435

See accompanying notes to consolidated financial statements.

49 of 89

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2016	2015	2014
REVENUES
Insurance company operation:
Net earned premium	$31,356,371	$29,573,796	$26,373,423
Investment income	880,787	478,950	161,183
Net realized investment losses	(1,278)	(7,251)	—
Other income	217,721	375,493	931,991
Total Insurance Company Operation	32,453,601	30,420,988	27,466,597

Other insurance operations:
Gross commissions and fees	2,738,303	2,773,742	2,917,964
Investment income	359	414	555
Finance fees earned	68,900	65,730	67,012
Other income	6,561	3,765	18,112
Total Revenues	35,267,724	33,264,639	30,470,240

EXPENSES
Losses and loss adjustment expenses	22,826,878	19,163,316	14,617,118
Policy acquisition costs	6,895,149	6,465,232	5,986,108
Salaries and employee benefits	4,926,652	4,853,161	4,992,131
Commissions to agents/brokers	161,545	166,641	192,684
Other operating expenses	2,571,738	4,351,247	3,385,694
Total Expenses	37,381,962	34,999,597	29,173,735

Income (loss) before taxes	(2,114,238)	(1,734,958)	1,296,505
Income tax expense (benefit)	(709,961)	(552,088)	450,144

Net Income (Loss)	$(1,404,277)	$(1,182,870)	$846,361

PER SHARE DATA:
Basic
Earnings (loss) per share	$(0.26)	$(0.22)	$0.16
Weighted average shares	5,307,694	5,335,540	5,341,147
Diluted
Earnings (loss) per share	$(0.26)	$(0.22)	$0.16
Weighted average shares	5,307,694	5,335,540	5,346,552

See accompanying notes to consolidated financial statements.

50 of 89

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31

	2016	2015	2014

Net income (loss)	$(1,404,277)	$(1,182,870)	$846,361
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	53,519	(46,881)	14,202
Income tax (expense) benefit related to changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(18,196)	15,939	(4,828)
Comprehensive Income (Loss)	$(1,368,954)	$(1,213,812)	$855,735

See accompanying notes to consolidated financial statements.

51 of 89

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Loss)	Earnings	Total

Balance – December 31, 2013	5,341,147	$3,708,724	$(5,780)	$67,193,311	$70,896,255

Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive income, net of deferred income tax	—	—	9,374	—	9,374
Net income	—	—	—	846,361	846,361
Balance – December 31, 2014	5,341,147	$3,731,828	$3,594	$68,039,672	$71,775,094

Shares repurchased	(25,202)	(12,385)	—	(229,929)	(242,314)
Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive income, net of deferred income tax	—	—	(30,942)	—	(30,942)
Net loss	—	—	—	(1,182,870)	(1,182,870)
Balance – December 31, 2015	5,315,945	$3,742,547	$(27,348)	$66,626,873	$70,342,072

Shares repurchased	(8,812)	(4,331)	—	(85,251)	(89,582)
Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive income, net of deferred income tax	—	—	35,323	—	35,323
Net loss	—	—	—	(1,404,277)	(1,404,277)
Balance – December 31, 2016	5,307,133	$3,761,320	$7,975	$65,137,345	$68,906,640

See accompanying notes to consolidated financial statements.

52 of 89

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$(1,404,277)	$(1,182,870)	$846,361
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	483,580	341,264	539,608
Bond amortization, net	(16,115)	(18,758)	(5,200)
Non-cash stock based compensation	23,104	23,104	23,104
Loss on asset impairment	—	1,287,460	—
Net realized investment losses	1,278	7,251	—
Bad debt expense	5,833	(1,460)	255,299
Changes in assets and liabilities:
Net receivables and accrued investment income	(608,556)	(376,608)	(306,541)
Reinsurance recoverable	606,570	(5,024,502)	(751,713)
Deferred policy acquisition costs	(198,903)	(350,571)	(246,822)
Other assets	296,515	219,230	64,257
Unpaid losses and loss adjustment expenses	(2,037,784)	4,697,013	519,729
Unearned premium	1,295,487	1,472,074	1,346,397
Advance premium and premium deposits	11,800	(38,166)	(214,407)
Accrued expenses and other liabilities	217,699	(543,033)	631,823
Income taxes current/deferred	(85,473)	(560,961)	(233,709)
Net Cash Provided (Used) by Operating Activities	(1,409,242)	(49,533)	2,468,186

Cash flows from investing activities:
Purchase of fixed maturity investments	(16,772,000)	(57,929,858)	(25,303,347)
Proceeds from maturity of fixed maturity investments	18,617,722	10,891,749	2,100,000
Net decrease (increase) in short-term investments	5,436,200	56,618,605	21,547,909
Additions to property and equipment	(545,392)	(1,339,138)	(879,974)
Net Cash Provided (Used) by Investing Activities	6,736,530	8,241,358	(2,535,412)

Cash flows from financing activities:
Repurchase of common stock	(89,582)	(242,314)	—
Net Cash Used by Financing Activities	(89,582)	(242,314)	—

Net (decrease) increase in cash and restricted cash	5,237,706	7,949,511	(67,226)
Cash and restricted cash at beginning of year	8,258,673	309,162	376,388
Cash and Restricted Cash at End of Year	$13,496,379	$8,258,673	$309,162

Supplemental cash flow information
Cash paid during the period for income taxes	$8,774	$8,960	$683,800

 See accompanying notes to consolidated financial statements.

53 of 89

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). As described in Note 15, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting that differs from GAAP. Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.

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

54 of 89

Short-term investments include U.S. treasury bills, a U.S. treasury money market fund, certificates of deposit and bank money market and savings accounts that are all highly rated and redeemable within one year.

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the Consolidated Balance Sheets at fair value are categorized based on the reliability of inputs to the valuation techniques. (See Note 5.)

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

  Cash, restricted cash, and short-term investments – The carrying amounts reported at cost in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

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

Depreciation on a Crusader Insurance Company (“Crusader”), the Company’s subsidiary, owned building, located at 26050 Mureau Road, Calabasas, California, is computed using the straight line method over 39 years. Improvements to the building structure are amortized over the useful life of the improvements. Depreciation on furniture, fixtures and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of tenant improvements in the Calabasas building is being computed using the shorter of the useful life of the tenant improvements or the remaining years of the lease.

Depreciation on property and equipment located in Woodland Hills, California, was computed using straight line methods over 3 to 7 years. Amortization of leasehold improvements on property located in Woodland Hills, California, was computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and American Acceptance Corporation (“AAC”), a subsidiary of Unico, are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2013 and California state income tax authorities for tax returns filed starting at taxable year 2012. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of December 31, 2016, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

55 of 89

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

56 of 89

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2016	2015

Premium trust funds (1)	$—	$44,181
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$700,000	$744,181

(1)	As required by law, the Company segregates from its operating accounts the premium collected from insured’s that are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments. Trust restrictions on cash and short-term investments were $0 and $44,181 at December 31, 2016 and 2015, respectively.

(2)	$600,000 and $700,000 included in fixed maturity investments as of December 31, 2016 and 2015, respectively, and $100,000 and $0 included in short-term investments as of December 31, 2016 and 2015, respectively, are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

Deferred Policy Acquisition Costs

Accounting Standards Codification (“ASC”) Topic 944, “Financial Services – Insurance,” establishes uniformity in the practice of determining costs related to the acquisition of new or renewal insurance contracts that qualify for deferral. Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs, which are related to the successful production of Crusader insurance policies. Policy acquisition costs that are eligible for deferral are deferred and amortized as the related premium is earned and are limited to their estimated realizable value based on the related unearned premium plus investment income less anticipated losses and loss adjustment expenses. Ceding commission applicable to the unexpired terms of policies in force is recorded as unearned ceding commission, which is included in deferred policy acquisition costs.

Reinsurance

Crusader employs reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premium and reinsurance receivables are reported as assets and represent ceded unearned premium and reinsurance recoverable on both paid and unpaid losses and loss adjustment expenses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2016, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2016 or 2015.

57 of 89

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% of consolidated revenues for the year ended December 31, 2016, 91% of consolidated revenues for the year ended December 31, 2015, and 90% of consolidated revenues for the year ended December 31, 2014. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through Crusader, which as of December 31, 2016, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader is a multi-line property and casualty insurance company, which began transacting business on January 1, 1985. For the years ended December 31, 2016, 2015, and 2014, 98% of Crusader’s business was commercial multi-peril (CMP) insurance policies. CMP policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured’s premises. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2016	2015	2014
Revenues
Insurance company operation	$32,453,601	$30,420,988	$27,466,597

Other insurance operations	13,431,802	12,811,385	11,991,554
Intersegment eliminations (1)	(10,617,679)	(9,967,734)	(8,987,911)
Total other insurance operations	2,814,123	2,843,651	3,003,643
Total revenues	$35,267,724	$33,264,639	$30,470,240

Income (loss) before income taxes
Insurance company operation	$(1,043,318)	$1,161,930	$3,552,323
Other insurance operations	(1,070,920)	(2,896,888)	(2,255,818)
Total income (loss) before income taxes	$(2,114,238)	$(1,734,958)	$1,296,505

Assets
Insurance company operation	$124,325,620	$118,482,261	$123,048,404
Intersegment eliminations (2)	(1,579,820)	(1,409,797)	(1,657,750)
Total insurance company operation	122,745,800	117,072,464	121,390,654
Other insurance operations	15,476,405	23,097,971	14,624,915
Total assets	$138,222,205	$140,170,435	$136,015,569

(1) Intersegment revenue eliminations reflect rents paid by Unico to Crusader for space leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of Unico.

(2) Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

Concentration of Risks

99.5%, 99.5%, and 99.8% of Crusader’s direct written premium was derived from California during the years ended December 31, 2016, 2015, and 2014, respectively. In 2016, approximately 40% and 41% of the $959,810 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2015, approximately 39% and 40% of the $960,670 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2014, approximately 38% and 39% of the $1,082,412 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

58 of 89

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

Name of Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2016	Amount Recoverable as of December 31, 2015

Renaissance Reinsurance U.S.,Inc.	A	$5,392,811	$5,835,678
Hannover Ruckversicherungs AG	A+	2,720,850	2,813,283
TOA Reinsurance of America	A+	1,667,336	1,739,410
Other	A	717	(87)
Total		$9,781,714	$10,388,284

Stock-Based Compensation

Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718, “Compensation - Stock Compensation” using the modified prospective transition method.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's consolidated financial statements, but expects the primary changes to be (i) the use of the expected credit loss model for its premium receivables and reinsurance recoverables and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will become effective for fiscal years beginning after December 31, 2019, but provides for an early adoption for fiscal years beginning after December 31, 2018. The Company has not determined when it will adopt ASU 2016-13.

In February 2016, the FASB issued ASU 2016-02 “Leases.”  This ASU requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including those historically accounted for as operating leases. The Company is currently evaluating the effect ASU 2016-02 will have on the Company's consolidated financial statements. The guidance is effective for interim and annual periods beginning after December 31, 2018, and will be applied under a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows: Restricted Cash.” The ASU requires that a statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company early adopted this ASU as of December 31, 2016, and the ASU was applied using a retrospective approach for each period presented. Upon adoption of this ASU, the Company's consolidated statements of cash flows included restricted cash in the beginning-of-period and end-of-period total amounts for cash and restricted cash. The ASU did not have a material impact on the Company’s consolidated financial statements, but the ASU required additional disclosures in “Note 2 – Cash and Restricted Cash” to these consolidated financial statements and will require additional disclosure to interim reporting periods in 2017.

59 of 89

In May 2015, the FASB issued ASU 2015-09 “Disclosures About Short-Duration Contracts.” The objective of this ASU is to increase transparency about significant estimates in unpaid losses and loss adjustment expenses and provide additional information about amount, timing and uncertainty of cash flows related to unpaid losses and loss adjustment expenses. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for loss and loss expense reserves, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a roll forward of the liability of loss and loss expense reserves for annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning after December 15, 2015, and interim reporting periods beginning after December 15, 2016. The Company adopted this ASU as of December 31, 2016. The ASU did not have a material impact on the Company’s consolidated financial statements, but the ASU required additional disclosures in “Note 8 – Unpaid Losses and Loss Adjustment Expenses” and in “Note 21 – Supplementary Information on Loss and ALAE Development (Unaudited),” to these consolidated financial statements and will require additional disclosure to interim reporting periods in 2017.

NOTE 2 – CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	Year ended December 31
	2016	2015

Cash	$122,586	$334,495
Restricted cash	13,373,793	7,924,178
Cash and restricted cash	$13,496,379	$8,258,673

The restricted cash is represented by two cash deposits placed by Crusader with the Los Angeles Superior Court in lieu of appeal bonds. In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader is appealing the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash with the Los Angeles Superior Court on December 28, 2015, in lieu of an appeal bond. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional $5,449,615 cash deposit which was made on March 21, 2016, in lieu of an appeal bond.

NOTE 3 – ADVANCE PREMIUM AND PREMIUM DEPOSITS

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

NOTE 4 – INVESTMENTS

A summary of total investment income and net realized losses is as follows:

	Year ended December 31
	2016	2015	2014

Fixed maturities (1)	$862,783	$430,828	$102,471
Short-term investments	18,363	48,536	59,267
Total investment income on invested assets	881,146	479,364	161,738
Net realized losses	(1,278)	(7,251)	—
Total investment income and net realized losses	$879,868	$472,113	$161,738

(1) Investment income from fixed maturities included $113,394, $0, and $0 of interest on the restricted cash for the years ended December 31, 2016, 2015, and 2014.

60 of 89

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2016, by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value

Due in one year or less	$52,273,745	$52,286,222
Due after one year through five years	28,098,097	28,097,703
Total fixed maturities	$80,371,842	$80,383,925

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Available-for-sale:
Fixed maturities
Certificates of deposit	$61,280,000	$—	$—	$61,280,000
U.S. treasury securities	19,091,842	14,205	(2,122)	19,103,925
Total fixed maturities	$80,371,842	$14,205	$(2,122)	$80,383,925

December 31, 2015
Available-for-sale:
Fixed maturities
Certificates of deposit	$58,127,000	$—	$—	$58,127,000
U.S. treasury securities	24,075,727	3,188	(44,624)	24,034,291
Total fixed maturities	$82,202,727	$3,188	$(44,624)	$82,161,291

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes is shown below:

	Year ended December 31
	2016	2015

Gross unrealized gains of fixed maturities	$14,205	$3,188
Gross unrealized (losses) of fixed maturities	(2,122)	(44,624)
Net unrealized gains (losses) on investments	12,083	(41,436)
Deferred federal tax (expense) benefit	(4,108)	14,088
Net unrealized gains (losses), net of deferred income taxes	$7,975	$(27,348)

The Company had no fixed maturity investments with gross unrealized losses for a continuous period of less than 12 months and three U.S. treasury securities with gross unrealized losses for a continuous period of more than 12 months as of December 31, 2016. The Company had three U.S. treasury securities with gross unrealized losses for a continuous period of less than 12 months and two U.S. treasury securities with gross unrealized losses for a continuous period of more than 12 months as of December 31, 2015.

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of December 31, 2016, and December 31, 2015, were determined to be temporary.

61 of 89

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company sold three certificates of deposit prior to their maturity during the year ended December 31, 2016. These securities had amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. Proceeds of the sales of these securities were used for general corporate purposes. The Company sold 22 certificates of deposit prior to their maturity during the year ended December 31, 2015. These securities had amortized cost of $5,478,000. The Company realized an investment loss of $7,251 on the sale. Proceeds of the sale of these securities were used to fund the $7,924,178 cash deposit placed by Crusader with the Los Angeles Superior Court on December 28, 2015, in lieu of an appeal bond. The Company did not sell any fixed maturity investments, and there were no realized investment gains or losses during the year ended December 31, 2014.

The Company’s investment in certificates of deposit included $60,780,000 and $57,527,000 of brokered certificates of deposit as of December 31, 2016, and December 31, 2015, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of MUFG Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held by Union Bank Global Custody Services for the benefit of the Company, and are FDIC insured within permissible limits.

The following securities from four different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada.

	Year ended December 31
	2016	2015

Certificates of deposit	$500,000	$600,000
Short-term investments	100,000		_-
Total state held deposits	$600,000	$600,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2016	2015

U.S. treasury bills	$—	$9,987,804
U.S. treasury money market fund	8,542,292	3,357,841
Certificates of deposit	1,098,000	1,346,000
Bank money market accounts	562,548	947,395
Bank savings accounts	1,763	1,763
Total short-term investments	$10,204,603	$15,640,803

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

62 of 89

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
December 31, 2016
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$19,103,925	$—	$—	$19,103,925
Certificates of deposit	—	61,280,000	—	61,280,000
Total fixed maturity securities	19,103,925	61,280,000	—	80,383,925
Cash and restricted cash	13,496,379	—	—	13,496,379
Short-term investments	10,204,603	—	—	10,204,603
Total financial instruments at fair value	$42,804,907	$61,280,000	$—	$104,084,907

December 31, 2015
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$24,034,291	$—	$—	$24,034,291
Certificates of deposit	—	58,127,000	—	58,127,000
Total fixed maturity securities	24,034,291	58,127,000	—	82,161,291
Cash and restricted cash	8,258,673	—	—	8,258,673
Short-term investments	15,640,803	—	—	15,640,803
Total financial instruments at fair value	$47,933,767	$58,127,000	$—	$106,060,767

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2016 and 2015.

63 of 89

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Year ended December 31
	2016	2015

Building and tenant improvements, located in Calabasas, California	$8,339,807	$8,217,477
Furniture, fixtures, equipment	2,673,670	2,251,623
Accumulated depreciation and amortization	(2,687,607)	(2,204,027)
Land located in Calabasas, California	1,787,485	1,787,485
Computer software under development	169,177	168,162
Property and equipment, net	$10,282,532	$10,220,720

Depreciation on the Calabasas building is computed using the straight line method over 39 years. Improvements to the building structure are amortized over the useful life of the improvements. Depreciation on furniture, fixtures and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of tenant improvements in the Calabasas building is being computed using the shorter of the useful life of the tenant improvements or the remaining years of the lease.

Depreciation on furniture, fixtures and equipment located in Woodland Hills office building previously leased by the Company was computed using the straight line method over 3 to 7 years. Amortization of leasehold improvements on property located in Woodland Hills was computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.

Depreciation and amortization expense on all property and equipment for the years ended December 31, 2016, 2015, and 2014, were $483,580, $341,264, and $539,608, respectively.

For the years ended December 31, 2016, 2015, and 2014, the Calabasas building has generated rental revenue in the amount of $990,013, $364,674, and $815,601, and incurred operating expenses in the amount of $722,442, $644,250, and $781,988 which included depreciation, respectively. These amounts are included in “Other income” from insurance company operation and other operating expenses, respectively, in the Company’s Consolidated Statements of Operations.

On October 9, 2015, the Company moved its home office into the Calabasas building. The Company’s month-to-month lease of its home office in Woodland Hills, California, ended effective October 15, 2015. At the time the Company relocated to its Calabasas building, certain furniture, fixtures, equipment and all leasehold improvements located in Woodland Hills were abandoned. These assets had a cost of $775,204 and were fully amortized or depreciated, and therefore, had a zero basis. Fixed assets with a cost basis of $1,846,608 and accumulated depreciation of $1,553,110 were relocated from Woodland Hills to Calabasas.

The total square footage of the Calabasas building is 46,884, including common areas. As of December 31, 2016, 10,292 square feet of the Calabasas building was leased to non-affiliated entities, and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

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

On October 9, 2015, the Company concluded that a charge for impairment of the Company’s capitalized computer software costs, related to a contract entered into on November 1, 2012, was required under GAAP. The capitalized costs included $1,287,460 of paid and $223,442 of accrued unpaid invoices from the software vendor, Insurance Systems, Inc. (“ISI”). The impact of this impairment to the Company’s Consolidated Statements of Operations was a charge of $1,287,460 before income taxes. The charge is included in “Other operating expenses” in the Consolidated Statements of Operations for year ended December 31, 2015. The decision to impair the asset was based on the Company’s beliefs that the ISI software had not achieved and would not be able to achieve the Company’s expected implementation targets and that the Company was unable to renegotiate the terms of its agreement with ISI. The Company believes that it will need to make future cash expenditures to replace or upgrade its policy administration system but it is unable to estimate the amount at this time. While the Company’s policy administration system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching or upgrading to a more contemporary platform. The Company engaged outside IT advisors to assist it in evaluating its alternatives.

64 of 89

NOTE 7 – RECEIVABLES, NET

Receivables, net, include premium, commissions and notes receivable and are as follows:

	Year ended December 31
	2016	2015

Premium and commission receivable	$1,826,934	$2,001,609
Premium finance notes receivable	5,365,667	4,689,040
Total premium and notes receivable	7,192,601	6,690,649
Allowance for doubtful accounts	(1,184,518)	(1,185,288)
Receivables, net	$6,008,083	$5,505,361

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

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the fourth individual was resolved. The Company collected $0, $0, and $75,000 during the years ended December 31, 2016, 2015, and 2014. As of December 31, 2016 and 2015, the agent’s balance due to Unifax was $1,181,272. As of December 31, 2016 and 2015, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at December 31, 2016, the Company continues to pursue collection of the judgments from the three principals. Bad debt expense was $5,833, $(1,460), and $255,299 for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 8 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Crusader’s loss and loss adjustment expense case and incurred but not reported (“IBNR”) reserves are as follows:

	Year ended December 31
	2016	2015
Direct reserves:
Case reserves	$16,384,081	$17,991,121
IBNR reserves	30,671,706	31,102,450
Total direct reserves	$47,055,787	$49,093,571

Reserves net of reinsurance:
Case reserves	$12,458,646	$14,696,913
IBNR reserves	25,076,171	24,759,697
Total net reserves	$37,534,817	$39,456,610

65 of 89

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2016		2015

Commercial multi-peril	$46,100,751	98.0%	$48,167,640	98.1%
Other liability	912,014	1.9%	889,867	1.8%
Other	43,022	0.1%	36,064	0.1%
Total	$47,055,787	100.0%	$49,093,571	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2016	2015	2014

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$39,456,610	$39,233,783	$39,448,546

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	22,850,408	21,607,628	17,925,882
Decrease in provision for incurred events of prior years	(23,530)	(2,444,312)	(3,308,764)
Total incurred losses and loss adjustment expenses	22,826,878	19,163,316	14,617,118

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	7,984,562	6,812,275	4,286,861
Losses and loss adjustment expenses attributable to insured events of prior years	16,764,109	12,128,214	10,545,020
Total payments	24,748,671	18,940,489	14,831,881

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	37,534,817	39,456,610	39,233,783
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	9,520,970	9,636,961	5,162,775
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$47,055,787	$49,093,571	$44,396,558

At each review period, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. In the case of Crusader, the estimates proved to be too high in each of the years reflected in the table. The favorable development in the 2014 through 2016 calendar years underscores the inherent uncertainty in insurance claims costs, especially for a very small insurer. Management reviews claims costs that appear to be different from the historical claims costs to determine whether those differences are a normal part of the process or an indication that a change in reserve assumptions is appropriate. Management concluded that the differences noted above are differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of Crusader.

66 of 89

The following table presents loss development information by accident year, including cumulative incurred and paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities plus expected development on reported claims as of December 31, 2016:

Accident Year	Cumulative Incurred	Cumulative Paid	Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

2007	$24,023,109	$24,023,106	$—	1,013
2008	17,617,589	17,593,260	—	921
2009	18,554,526	17,550,304	842,316	1,013
2010	17,641,161	16,778,214	682,675	974
2011	18,224,634	17,422,583	642,817	1,020
2012	18,050,131	16,734,967	794,910	961
2013	21,742,580	19,067,334	1,430,773	839
2014	14,930,960	9,173,947	3,433,848	732
2015	20,840,034	11,151,955	6,440,742	686
2016	21,646,663	7,435,120	10,808,090	696
Total	$193,271,387	$156,930,790	$25,076,171

The following table reconciles the above cumulative incurred and paid data to Crusader’s loss and loss adjustment expense reserves as of December 31, 2016:

December 31
2016

Cumulative incurred losses and ALAE	$193,271,387
Less: cumulative paid losses and ALAE	(156,930,790)
Reserve for unpaid losses and ALAE (accident years 2007 to 2016)	36,340,597

Reserves for unpaid losses and ALAE (accident years prior to 2007)	109,898
Reserves for unpaid unallocated loss adjustment expenses	1,084,322

Reserve for unpaid losses and loss adjustment expenses, net of reinsurance	37,534,817
Reinsurance recoverable on unpaid losses and loss adjustment expenses	9,520,970
Reserve for unpaid losses and loss adjustment expenses, gross of reinsurance	$47,055,787

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

At the end of each fiscal quarter, Crusader’s reserves for each accident year (i.e., for all claims occurring within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer, and an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

67 of 89

The Company determines the number of reported claims based on the number of loss events. A claim is considered a single loss event, per policy, and it may include multiple claimants and multiple coverages on a single policy. The cumulative number of reported claims is a sum of open claims, closed claims, and claims closed without payment.

NOTE 9 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of the Company’s deferred policy acquisition costs:

	Year ended December 31
	2016	2015	2014

Deferred policy acquisition costs at beginning of year	$4,233,396	$3,882,825	$3,636,003
Policy acquisition costs deferred during year	7,094,052	6,815,803	6,232,930
Policy acquisition costs amortized during year	(6,895,149)	(6,465,232)	(5,986,108)
Deferred policy acquisition costs at end of year	$4,432,299	$4,233,396	$3,882,825

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

NOTE 10 – LEASE COMMITMENT TO RELATED PARTY

Prior to October 9, 2015, the Company leased approximately 23,000 square feet of an office building located at 23251 Mulholland Drive, Woodland Hills, California. Erwin Cheldin, the Company's former president and a current director and principal stockholder, was the owner of the Woodland Hills building during the lease. The lease provided for an annual gross rent of $486,000 and was effective from April 1, 2012, through March 31, 2013. The lease provided for extension options at the same terms and conditions. The Company exercised its right to extend the lease through June 30, 2014, and the lease continued thereafter on a month-to-month basis. The Company believed that at the inception of the lease agreement, and at each subsequent extension, the terms of the lease were at least as favorable to the Company as could have been obtained from non-affiliated third parties. The Company utilized for its own operations 100% of the space it leased at the Woodland Hills building. The Company also leased storage space from Erwin Cheldin. Depending on usage, storage space rental was estimated to be approximately $15,000 annually. The total rent for the Woodland Hills building was $0, $406,796, and $501,258 for the years ended December 31, 2016, 2015, and 2014, respectively. The Company’s month-to-month lease of the home office in Woodland Hills, California, ended on October 15, 2015.

NOTE 11 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2016	2015

Premium payable	$614,926	$532,928
Unearned policy fee income	811,838	839,810
Retirement plans	184,600	238,900
Accrued salaries and employee benefits	338,029	312,986
Commission payable	180,693	134,172
Other	530,897	384,488
Total accrued expenses and other liabilities	$2,660,983	$2,443,284

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

68 of 89

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

In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader is appealing the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash with the Los Angeles Superior Court on December 28, 2015, in lieu of an appeal bond. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance. Since this litigation was related to a Crusader claim in its normal course of business, management’s best estimate for ultimate liability related to this litigation was included in Crusader’s loss and loss adjustment expense reserves as of December 31, 2016 and 2015.

NOTE 13 – REINSURANCE

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company must nonetheless pay its policy obligations.

Crusader’s primary excess of loss reinsurance agreements during years ended December 31, 2016, 2015, and 2014 are as follows:

Loss Years	Reinsurers	A.M. Best Rating	Retention	Annual Aggregate Deductible

2014 – 2016	Renaissance Reinsurance U.S. Inc. & Hannover Ruckversicherungs AG & TOA Reinsurance of America	A A+ A+	$500,000	$—

In calendar years 2016, 2015, and 2014, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty.

Crusader’s excess of loss reinsurance treaties provided for a contingent commission for accident years 2006, 2004, and 2003. Crusader’s 2006 1st layer primary excess of loss reinsurance treaty provided for a contingent commission equal to 20% of the net profit, if any, accruing to the reinsurer. Crusader’s 2004 and 2003 1st layer primary excess of loss reinsurance treaties provided for a contingent commission to the Company equal to 45% of the net profit, if any, accruing to the reinsurer. Any contingent commission received was subject to return based on future development of ceded losses and loss adjustment expenses. The contingent commission income (loss) recognized was $0, $91,686, and $(17,092) for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the contingent commission agreements had expired, and all contingent commission income due on these agreements had been recognized. As of December 31, 2016 and 2015, the unearned contingent commission balance included in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets was $0.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar year 2016, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($36,000,000 in excess of $10,000,000). In calendar years 2015 and 2014, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($31,000,000 in excess of $10,000,000).

69 of 89

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

The effect of reinsurance on written premium, earned premium, and incurred losses and loss adjustment expenses is as follows:

	Year ended December 31
	2016	2015	2014
Written premium:
Direct business	$38,749,097	$36,374,509	$32,810,088
Reinsurance ceded	(6,124,575)	(5,345,398)	(5,025,798)
Net written premium	$32,624,522	$31,029,111	$27,784,290

Earned premium:
Direct business	$37,453,619	$34,902,435	$31,463,691
Reinsurance ceded	(6,097,248)	(5,328,639)	(5,090,268)
Net earned premium	$31,356,371	$29,573,796	$26,373,423

Incurred losses and loss adjustment expenses:
Direct	$27,383,996	$26,495,410	$16,795,536
Ceded	(4,557,118)	(7,332,094)	(2,178,418)
Net incurred losses and loss adjustment expenses	$22,826,878	$19,163,316	$14,617,118

Ceded earned premium as a percentage of direct earned premium was 16% in 2016, 15% in 2015, and 16% in 2014, respectively. Crusader did not assume any premium or losses during the years ended December 31, 2016, 2015, and 2014.

NOTE 14 – RETIREMENT PLANS

Profit Sharing Plan

The Unico American Corporation Profit Sharing Plan (“Plan”) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements. Unico American Corporation is the Plan sponsor and the Plan administrator. Fidelity Management Trust Company is the Plan trustee. The Plan is intended to be a qualified retirement plan under the Internal Revenue Code. As required by the Plan, on an annual basis, the Company must contribute 3% of participants’ eligible compensation to the account of each participant. In addition, pursuant to the terms of the Plan, the Company may contribute to participants an amount determined by the Board of Directors. Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions which are not matched by the Company. Participants must be employed by the Company on the last day of the Plan year to be eligible for a contribution. Participants are eligible to request a distribution of their vested account balance upon death, retirement, minimum required distributions and termination of employment. Effective November 1, 2015, the Company’s Money Purchase Plan was merged into the Plan.

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

70 of 89

Contributions to the Plan and Money Purchase Plan are as follows:

Year ended December 31, 2016	$230,485
Year ended December 31, 2015	$288,692
Year ended December 31, 2014	$331,736

NOTE 15 – STATUTORY CAPITAL AND SURPLUS

Crusader is required to file statutory financial statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting practices differ in certain respects from GAAP. The more significant of the differences for statutory accounting practices are (a) policy acquisition and commission costs are expensed when incurred rather than over the periods covered by the policies; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or fair value, depending on the quality of the security as specified by the National Association of Insurance Commissioners (NAIC); (c) non-admitted assets are charged directly against surplus; (d) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; (e) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus; and (f) changes in deferred taxes are recorded directly to surplus as regards policyholders. Additionally, the cash flow presentation is not consistent with GAAP and reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting practices.

Crusader’s statutory capital and surplus are as follows:

As of December 31, 2016	$59,120,443
As of December 31, 2015	$61,367,728

Crusader’s statutory net income (loss) is as follows:

Year ended December 31, 2016	$(207,503)
Year ended December 31, 2015	$911,727
Year ended December 31, 2014	$2,106,295

The California Department of Insurance (CA DOI) conducts periodic financial examinations of Crusader. During 2012, the CA DOI conducted a financial examination of Crusader’s December 31, 2011, statutory financial statements. On June 6, 2013, Crusader was notified that the report of examination was officially filed and became part of the records of the CA DOI. No comments or recommendations were identified in the report of examination dated June 6, 2013. The CA DOI has commenced a periodic financial examination of Crusader’s December 31, 2015, statutory financial statements in the fourth quarter of 2016; the Company does not have an expected date for completion of this examination.

The Company believes that Crusader's statutory capital and surplus are sufficient to support the written premium guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the CA DOI. Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2016, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2017 is $5,912,044. In the years ended December 31, 2016, 2015, and 2014, Crusader paid to Unico cash dividends in the amount of $2,000,000, $3,000,000, and $0, respectively.

In December 1993, the NAIC adopted a Risk-Based Capital (RBC) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2016, was 964% of authorized control level RBC.

71 of 89

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

In 2016, Crusader was outside the usual range on one of the 13 IRIS ratio tests. IRIS Ratio Test Number 6 considers Crusader’s 2016 investment yield. An unusual value for that ratio is an investment yield equal to or greater than 6.5% or equal to or less than 3.0%. Crusader’s 2016 investment yield, as computed for IRIS purposes, was 1.1%.

NOTE 16 – STOCK PLANS

The Unico American Corporation 2011 Incentive Stock Plan covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. Options to purchase 8,760 and 91,240 shares of common stock were granted under the 2011 Plan to one non-executive employee during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2016, 54,744 of these shares are currently vested and exercisable.

No options were granted to employees or non-employees during the years ended December 31, 2016, 2015, and 2014.

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

The Company recognized stock-based compensation expense in the amount of $23,104 for all awards issued under the Company’s 2011 Stock Option plan in the “Salaries and employee benefits” line item in the Consolidated Statements of Operations in each year ended December 31, 2016, 2015, and 2014. As of December 31, 2016, there was $112,914 of total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments which are expected to be recognized over a weighted average remaining period of 4.72 years.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes Option-Pricing Model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and expected dividends.

72 of 89

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

The average assumptions used to value each option award granted during the years ended December 31, 2012 and 2011 are as follows:

	Years ended December 31
	2012	2011

Weighted-average grant date fair value	$3.21	$2.53
Expected dividend yield	1.91%	3.12%
Expected volatility	28.01%	28.74%
Risk-free interest rate	1.94%	2.02%
Expected term (years)	10.00	10.00
Expected forfeiture	0.00%	0.00%

The following table summarizes stock option activity for year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2015	100,000	$10.99	5.72	—
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2016	100,000	$10.99	4.72	$—
Exercisable at December 31, 2016	54,744	$10.96	4.67	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on December 31, 2016. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $0. During the years ended December 31, 2016, 2015, and 2014, the amount of cash received from the exercise of stock options was $0.

NOTE 17 - TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2016	2015	2014
Federal:
Current	$(857,279)	$(761,435)	$591,434
Deferred	148,808	180,235	(150,200)
Total tax expense (benefit)	$(708,471)	$(581,200)	$441,234

State:
Current	$8,774	$8,960	$8,910
Deferred	(10,264)	20,152	—
Total tax expense (benefit)	$(1,490)	$29,112	$8,910

Total:
Current	$(848,505)	$(752,475)	$600,344
Deferred	138,544	200,387	(150,200)
Total tax expense (benefit)	$(709,961)	$(552,088)	$450,144

73 of 89

The income tax provision reflected in the Consolidated Statements of Operations is different than the expected federal income tax rate of 34% on income as shown in the following table:

	Year ended December 31
	2016	2015	2014

Computed income tax expense (benefit) at 34%	$(718,841)	$(589,886)	$440,812
Tax effect of:
State tax expense (benefit), net of federal tax benefit	(990)	18,900	6,018
Other	9,870	18,898	3,314
Income tax expense (benefit)	$(709,961)	$(552,088)	$450,144

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

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year ended December 31
	2016	2015
Deferred tax assets:
Discount on loss reserves	$546,195	$660,930
Unearned premium	1,340,027	1,248,509
Unearned commission income	469,730	438,337
Unearned policy fee income	347,792	359,775
State net operating loss carryforwards	1,463,188	1,384,171
Bad debt reserve	507,448	507,778
Other	301,416	307,406
Total gross deferred tax assets	4,975,796	4,906,906
Less valuation allowance	1,264,627	1,159,090
Total deferred tax assets	$3,711,169	$3,747,816

Deferred tax liabilities:
Policy acquisition costs	$1,859,491	$1,774,284
Unrealized gains (losses) on investments	4,108	(14,088)
State tax on undistributed insurance company earnings	337,622	357,975
Federal tax liability on state deferred tax assets	167,585	174,514
Depreciation and amortization	165,017	121,044
Total deferred tax liabilities	$2,533,823	$2,413,729

Net deferred tax assets	$1,177,346	$1,334,087

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

74 of 89

As of December 31, 2016, the Company has deferred tax assets of $1,463,188 generated from state net operating loss carryforwards. The increase in the current year in the deferred tax assets from net operating loss carry forwards of $79,017 is the result of current year net operating losses of $149,919, reduced by the expiration of 2006 tax year net operating loss carry forward of $70,902. The expiring net operating loss carry forward was applied to the valuation allowance. Of $1,463,188 state tax carryforwards current balance, $274,066 expire between 2017 and 2018 and the remaining $1,189,122 expire between 2028 and 2036. The current state tax rate is 8.84%. As of December 31, 2016, the Company has a deferred tax asset valuation allowance related to state net operating losses in the amount of $1,264,627.

The current valuation allowance is related to expected utilization of state tax net operating loss carryforwards to be realized prior to their expiration dates. The net increase to the valuation allowance during the year ended December 31, 2016, was $105,537 and included an increase of $176,440 to the reserve allowance offset by a decrease in the allowance of $70,902 due to expiration of the 2006 net operating loss carryforward that was applied to the valuation allowance. This compares to an increase in the valuation allowance of $305,756 during the year ended December 31, 2015.

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and AAC are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2013 and California state income tax authorities for tax returns filed starting at taxable year 2012. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of December 31, 2016, the Company had no unrecognized tax benefits, no unrecognized additional liabilities or reduction in deferred tax asset, and no uncertain tax positions. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 18 – REPURCHASE OF COMMON STOCK - EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2016, and December 31, 2015, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 and 197,467 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 8,812 shares of stock during the year ended December 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company repurchased 25,202 shares of stock during the year ended December 31, 2015, in unsolicited transactions at a cost of $242,314 of which $12,385 was allocated to capital and $229,929 was allocated to retained earnings. The Company did not repurchase any stock during the year ended December 31, 2014.  The Company has or will retire all stock repurchased.

75 of 89

NOTE 19 - EARNINGS (LOSS) PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share calculation is presented below:

	Year ended December 31
	2016	2015	2014
Basic Earnings (Loss) Per Share
Net income (loss) numerator	$(1,404,277)	$(1,182,870)	$846,361

Weighted average shares outstanding denominator	5,307,694	5,335,540	5,341,147

Per share amount	$(0.26)	$(0.22)	$0.16

Diluted Earnings (Loss) Per Share
Net income (loss) numerator	$(1,404,277)	$(1,182,870)	$846,361

Weighted average shares outstanding	5,307,694	5,335,540	5,341,147
Effect of diluted securities	—	—	5,405
Diluted shares outstanding denominator	5,307,694	5,335,540	5,346,552

Per share amount	$(0.26)	$(0.22)	$0.16

As of December 31, 2016 and 2015, the Company had 574 and 2,761 common share equivalents that were excluded in the diluted (loss) per share calculation for years ended December 31, 2016 and 2015, respectively.

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2016 and 2015 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2016
Total revenues	$8,529,678	$8,722,632	$8,998,342	$9,017,072
Income (loss) before taxes	$(270,026)	$208,594	$(2,966,721)	$913,915
Net income (loss)	$(198,987)	$151,030	$(1,953,497)	$597,177
Earnings (loss) per share: Basic	$(0.04)	$0.03	$(0.37)	$0.11
Diluted	$(0.04)	$0.03	$(0.37)	$0.11

Calendar Year 2015
Total revenues	$7,832,199	$8,313,691	$8,451,503	$8,667,246
Income (loss) before taxes	$(591,037)	$182,673	$(967,640)	$(358,954)
Net income (loss)	$(396,785)	$112,381	$(649,510)	$(248,956)
Earnings (loss) per share: Basic	$(0.07)	$0.02	$(0.12)	$(0.05)
Diluted	$(0.07)	$0.02	$(0.12)	$(0.05)

NOTE 21 – SUPPLEMENTARY INFORMATION ON LOSS AND ALAE DEVELOPMENT (UNAUDITED)

The following table presents cumulative incurred losses and ALAE, net of reinsurance, for years ended December 31:

Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015

2007	$24,747,856	$26,117,669	$27,061,323	$27,029,577	$26,203,117	$25,511,988	$24,770,214	$24,107,044	$23,979,026
2008		22,580,220	22,106,937	21,290,931	20,004,073	19,347,265	18,668,518	17,889,384	17,456,810
2009			21,751,337	21,412,289	21,571,780	21,012,811	20,398,961	19,667,376	19,050,348
2010				21,418,368	20,437,443	19,883,812	19,326,007	18,639,537	18,075,737
2011					18,120,563	17,900,250	17,605,460	17,014,895	17,879,595
2012						18,511,598	19,532,022	18,895,666	18,344,175
2013							19,570,946	20,118,343	20,323,841
2014								16,884,731	15,394,995
2015									20,452,199

76 of 89

The following table presents cumulative paid losses and ALAE, net of reinsurance, for years ended December 31:

Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015

2007	$6,980,915	$12,283,217	$18,309,573	$21,637,121	$23,333,861	$23,548,201	$23,762,758	$23,906,841	$23,907,436
2008		6,962,996	9,869,827	13,950,969	15,902,618	16,856,762	17,001,061	17,041,185	17,178,322
2009			4,919,359	9,592,059	13,160,200	16,180,346	17,121,818	17,336,454	17,380,065
2010				7,535,122	10,695,223	12,955,467	14,756,510	15,330,864	16,283,050
2011					4,719,943	8,608,287	11,212,490	14,251,525	16,115,802
2012						6,719,982	11,673,621	13,411,125	15,369,629
2013							7,594,731	10,656,777	14,319,057
2014								3,826,263	6,082,893
2015									6,263,796

The following table presents average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2016:

Years	1	2	3	4	5	6	7	8	9	10

	25.3%	20.7%	24.4%	15.6%	7.8%	2.5%	1.1%	0.8%	0.2%	0.6%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; and, therefore, management was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

77 of 89

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013).” Based upon its assessment, the Company’s management believes that as of December 31, 2016, the Company’s internal control over financial reporting is effective based on these criteria.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2016, are contained herein as listed in the Index to Consolidated Financial Statements on Page 46.

78 of 89

2. Financial schedules:

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

79 of 89

10.16	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Terry L. Kinigstein. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*
10.17	Unico American Corporation Money Purchase Plan & Trust. (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2009, filed on March 9, 2011.)*
10.18	The 2011 Incentive Stock Option Plan of Unico American Corporation. (Incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011.)*
10.19	Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 20, 2015)*
10.20	Job offer to Michael Budnitsky dated August 12, 2014. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)*
10.21	Amendment, dated March 27, 2017, to Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin.*ⱡ
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
23.1	Consent of Independent Registered Public Accounting Firm – JLK Rosenberger LLP.
23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.**

* Indicates management contract or compensatory plan or arrangement.

** XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

ⱡ Filed electronically herewith.

Item 16. Form 10-K Summary

Not applicable

80 of 89

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2017

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2017

/s/ Michael Budnitsky Michael Budnitsky	Treasurer, Chief Financial Officer, and Secretary (Principal Accounting and Principal Financial Officer)	March 30, 2017

/s/ Lester A. Aaron Lester A. Aaron	Executive Vice President and Director	March 30, 2017

/s/ Erwin Cheldin Erwin Cheldin	Director	March 30, 2017

/s/ George C. Gilpatrick	Director	March 30, 2017
George C. Gilpatrick

/s/ Terry L. Kinigstein Terry L. Kinigstein	Director	March 30, 2017

/s/ David T. Russell	Director	March 30, 2017
David T. Russell

/s/ Samuel J. Sorich	Director	March 30, 2017
Samuel J. Sorich

/s/ Donald B. Urfrig	Director	March 30, 2017
Donald B. Urfrig

81 of 89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unico American Corporation and subsidiaries:

Under date of March 30, 2017 we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, as contained in the Annual Report on Form 10K for the year 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ JLK Rosenberger LLP

Glendale, California

March 30, 2017

82 of 89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Unico American Corporation and subsidiaries:

Under date of March 30, 2015, we reported on the consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of Unico American Corporation and subsidiaries (the Company) for the year ended December 31, 2014, as contained in the annual report on Form 10-K for the year 2016. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under 15 (a) 2. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California

March 30, 2015

83 of 89

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

	December 31	December 31
	2016	2015

ASSETS
Investments
Short-term investments	$1,763	$1,763
Total investments	1,763	1,763
Cash	14,484	17,855
Receivables due from subsidiaries	2,363,344	2,905,244
Investments in subsidiaries	65,272,059	66,644,224
Property and equipment, net	1,012,103	815,536
Other assets	530,532	136,388
Total Assets	$69,194,285	$70,521,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$287,645	$178,938
Total Liabilities	$287,645	$178,938

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock	$3,761,320	$3,742,547
Accumulated other comprehensive income (loss)	7,975	(27,348)
Retained earnings	65,137,345	66,626,873
Total Stockholders’ Equity	$68,906,640	$70,342,072

Total Liabilities and Stockholders’ Equity	$69,194,285	$70,521,010

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firms.

84 of 89

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2016	2015	2014

REVENUES

Net investment income	$106,517	$91,127	$78,810
Other income (loss)	6,559	(1,652)	8,000
Total Revenues	113,076	89,475	86,810

EXPENSES

General and administrative expenses	109,865	74,775	77,205
Income before equity in net income of subsidiaries	3,211	14,700	9,605
Equity in net income (loss) of subsidiaries	(1,407,488)	(1,197,570)	836,756
Net Income (Loss)	$(1,404,277)	$(1,182,870)	$846,361

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firms.

85 of 89

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2016	2015	2014

Net income (loss)	$(1,404,277)	$(1,182,870)	$846,361
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	53,519	(46,881)	14,202
Income tax (expense) benefit related to changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	(18,196)	15,939	(4,828)
Comprehensive Income (Loss)	$(1,368,954)	$(1,213,812)	$855,735

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firms.

86 of 89

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$(1,404,277)	$(1,182,870)	$846,361
Adjustments to reconcile net income (loss) to net cash from operations:
Undistributed equity in net (income) loss of subsidiaries	1,407,488	1,197,570	(836,756)
Depreciation and amortization	226,496	144,243	219,676
Non-cash stock based compensation	23,104	23,104	23,104
Accrued expenses and other liabilities	108,707	(411,638)	490,582
Other assets	(394,144)	281,958	(233,188)
Net Cash Provided (Used) by Operating Activities	(32,626)	52,367	509,779

Cash flows from investing activities:
Increase in short-term investments	—	(1)	—
Additions (disposition) to property and equipment	(423,063)	896,350	(813,041)
Dividends received from subsidiaries	2,000,000	3,000,000	—
Net change in payables and receivables from subsidiaries	(1,458,100)	(3,734,374)	44,111
Net Cash Provided (Used) by Investing Activities	118,837	161,975	(768,930)

Cash flows from financing activities:
Repurchase of common stock	(89,582)	(242,318)	—
Net Cash Used by Financing Activities	(89,582)	(242,318)	—

Net decrease in cash	(3,371)	(27,976)	(259,151)
Cash at beginning of year	17,855	45,831	304,982
Cash at End of Year	$14,484	$17,855	$45,831

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firms.

87 of 89

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Dividends

Unico received cash dividends from Crusader of $2,000,000, $3,000,000, and $0 in the years ended December 31, 2016, 2015, and 2014, respectively.

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

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $226,496, $144,243, and $219,676 for the years ended December 31, 2016, 2015, and 2014, respectively.

Retirement Plans

Profit Sharing Plan

The Unico American Corporation Profit Sharing Plan (“Plan”) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements. Unico American Corporation is the Plan sponsor and the Plan administrator. Fidelity Management Trust Company is the Plan trustee. The Plan is intended to be a qualified retirement plan under the Internal Revenue Code. As required by the Plan, on an annual basis, the Company must contribute 3% of participants’ eligible compensation to the account of each participant. In addition, pursuant to the terms of the Plan, the Company may contribute to participants an amount determined by the Board of Directors. Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions which are not matched by the Company. Participants must be employed by the Company on the last day of the Plan year to be eligible for a contribution. Participants are eligible to request a distribution of their vested account balance upon death, retirement, minimum required distributions and termination of employment. Effective November 1, 2015, the Company’s Money Purchase Plan was merged into the Plan.

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

88 of 89

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Benefits,				Benefits,	Amortization
	Deferred	Losses,				Claims,	of Deferred
	Policy	and Loss			Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Written
	Cost	Expenses	Premium	Revenue	Income	Expenses	Costs	Costs	Premium

Year ended December 31, 2016	$4,432,299	$47,055,787	$19,374,740	$31,356,371	$879,868	$22,826,878	$6,895,149	$7,659,935	$32,624,522
Year ended December 31, 2015	$4,233,396	$49,093,571	$18,079,253	$29,573,796	$472,113	$19,163,316	$6,465,232	$9,371,049	$31,029,111
Year ended December 31, 2014	$3,882,825	$44,396,558	$16,607,179	$26,373,423	$161,738	$14,617,118	$5,986,108	$8,320,507	$27,784,289

89 of 89