Form 10-Q
period 2017-03-31
UNICO AMERICAN CORP
filed 2017-05-15
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017 or

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

Non-accelerated filer __ Smaller reporting company X Emerging growth company __

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common Stock, $0 par value per share	5,307,133

1 of 27

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2017	2016
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $68,236,670 at March 31, 2017, and $80,371,842 at December 31, 2016)	$68,240,425	$80,383,925
Short-term investments, at fair value	21,802,697	10,204,603
Total Investments	90,043,122	90,588,528
Cash and restricted cash	13,602,118	13,496,379
Accrued investment income	211,770	185,916
Receivables, net	6,260,931	6,008,083
Reinsurance recoverable:
Paid losses and loss adjustment expenses	157,791	260,744
Unpaid losses and loss adjustment expenses	9,885,632	9,520,970
Deferred policy acquisition costs	4,420,746	4,432,299
Property and equipment, net	10,186,014	10,282,532
Deferred income taxes	1,173,686	1,177,346
Other assets	3,018,315	2,269,408
Total Assets	$138,960,125	$138,222,205

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$49,890,049	$47,055,787
Unearned premiums	19,397,282	19,374,740
Advance premium and premium deposits	393,380	224,055
Accrued expenses and other liabilities	2,519,749	2,660,983
Total Liabilities	$72,200,460	$69,315,565

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,307,133 at March 31, 2017, and December 31, 2016	$3,767,096	$3,761,320
Accumulated other comprehensive income	2,478	7,975
Retained earnings	62,990,091	65,137,345
Total Stockholders’ Equity	$66,759,665	$68,906,640

Total Liabilities and Stockholders' Equity	$138,960,125	$138,222,205

See notes to condensed consolidated financial statements (unaudited).

2 of 27

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2017	2016
REVENUES
Insurance company operation:
Net earned premium	$7,920,699	$7,572,415
Investment income	212,186	212,000
Net realized investments losses	—	(1,278)
Other income	68,212	67,594
Total Insurance Company Operation	8,201,097	7,850,731

Other insurance operations:
Gross commissions and fees	741,175	657,245
Investment income	49	91
Finance fees earned	18,161	16,609
Other income	15	5,002
Total Revenues	8,960,497	8,529,678

EXPENSES
Losses and loss adjustment expenses	8,525,181	5,085,494
Policy acquisition costs	1,497,634	1,699,660
Salaries and employee benefits	1,348,643	1,381,584
Commissions to agents/brokers	41,889	40,419
Other operating expenses	814,499	592,547
Total Expenses	12,227,846	8,799,704

Loss before taxes	(3,267,349)	(270,026)
Income tax benefit	1,120,097	71,039
Net Loss	$(2,147,252)	$(198,987)

PER SHARE DATA:
Basic
Loss Per Share	$(0.40)	$(0.04)
Weighted Average Shares	5,307,133	5,309,377

Diluted
Loss Per Share	$(0.40)	$(0.04)
Weighted Average Shares	5,307,133	5,309,377

See notes to condensed consolidated financial statements (unaudited).

3 of 27

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31
	2017	2016

Net loss	$(2,147,252)	$(198,987)
Other changes in comprehensive loss:
Changes in unrealized (losses) and gains on securities classified as available-for-sale arising during the period	(8,328)	92,837
Income tax benefit and (expense) related to changes in unrealized (losses) and gains on securities classified as available-for-sale arising during the period	2,832	(31,564)
Comprehensive Losses	$(2,152,748)	$(137,714)

See notes to condensed consolidated financial statements (unaudited).

4 of 27

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
	2017	2016
Cash flows from operating activities:
Net loss	$(2,147,252)	$(198,987)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	132,269	115,283
Bond amortization, net	(2,828)	(4,284)
Bad debt expense	13,352	39
Non-cash stock based compensation	5,776	5,776
Changes in assets and liabilities:
Net receivables and accrued investment income	(292,054)	(276,402)
Reinsurance recoverable	(261,709)	(871,392)
Deferred policy acquisition costs	11,553	(87,944)
Other assets	375,717	538,725
Unpaid losses and loss adjustment expenses	2,834,262	917,713
Unearned premiums	22,542	134,489
Advance premium and premium deposits	169,325	281,492
Accrued expenses and other liabilities	(141,236)	206,124
Income taxes current/deferred	(1,118,132)	(68,840)
Net Cash Provided (Used) by Operating Activities	(398,415)	691,792

Cash flows from investing activities:
Purchase of fixed maturity investments	(100,000)	(200,000)
Proceeds from maturity of fixed maturity investments	12,238,000	1,046,000
Net decrease (increase) in short-term investments	(11,598,094)	4,351,412
Additions to property and equipment	(35,752)	(351,777)
Net Cash Provided by Investing Activities	504,154	4,845,635

Cash flows from financing activities:
Repurchase of common stock	—	(89,582)
Net Cash Used by Financing Activities	—	(89,582)

Net increase in cash and restricted cash	105,739	5,447,845
Cash and restricted cash at beginning of period	13,496,379	8,258,673
Cash and Restricted Cash at End of Period	$13,602,118	$13,706,518

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

See notes to condensed consolidated financial statements (unaudited).

5 of 27

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2017

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect its reported amounts of assets and liabilities and its disclosure of any contingent assets and liabilities at the date of its financial statements, as well as its reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these condensed consolidated financial statements relate to losses and loss adjustment expenses. While every effort is made to ensure the integrity of such estimates, actual results may differ.

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheets at fair value are categorized based on the reliability of inputs for the valuation techniques. (See Note 8.)

The Company has used the following methods and assumptions in estimating its fair value disclosures:

  Fixed maturities:
1.	Investment securities, excluding long-term certificates of deposit – Fair values are obtained from a national quotation service.

2.	Long-term certificates of deposit – The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments approximate their fair values.

  Cash and short-term investments – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short- term nature of these instruments.

  Receivables, net – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

6 of 27

  Accrued expenses and other liabilities – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair values given the short-term nature of these instruments.

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2017, and December 31, 2016, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended March 31, 2017. The Company repurchased 8,812 shares of stock during the three months ended March 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company has or will retire all stock repurchased.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31
	2017	2016
Basic Loss Per Share
Net loss	$(2,147,252)	$(198,987)

Weighted average shares outstanding	5,307,133	5,309,377

Basic loss per share	$(0.40)	$(0.04)

Diluted Loss per Share
Net loss	$(2,147,252)	$(198,987)

Weighted average shares outstanding	5,307,133	5,309,377
Diluted shares outstanding	5,307,133	5,309,377

Diluted loss per share	$(0.40)	$(0.04)

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

During the three months ended March 31, 2017, the Financial Accounting Standards Board (“FASB”) has not issued any accounting standards that are expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's consolidated financial statements, but expects the primary changes to be (i) the use of the expected credit loss model for its premium receivables and reinsurance recoverables and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will become effective for fiscal years beginning after December 31, 2019, but provides for an early adoption for fiscal years beginning after December 31, 2018. The Company has not determined when it will adopt ASU 2016-13.

7 of 27

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows: Restricted Cash.” The ASU requires that a statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company early adopted this ASU as of December 31, 2016, and the ASU was applied using a retrospective approach for each period presented. Upon adoption of this ASU, the Company's consolidated statements of cash flows included restricted cash in the beginning-of-period and end-of-period total amounts for cash and restricted cash. The ASU did not have a material impact on the Company’s consolidated financial statements, but the ASU required additional disclosures in “Note 10 – Cash and Restricted Cash” to these condensed consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09 “Disclosures About Short-Duration Contracts.” The objective of this ASU is to increase transparency about significant estimates in unpaid losses and loss adjustment expenses and provide additional information about amount, timing and uncertainty of cash flows related to unpaid losses and loss adjustment expenses. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for loss and loss expense reserves, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a roll forward of the liability of loss and loss expense reserves for annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning after December 15, 2015, and interim reporting periods beginning after December 15, 2016. The Company adopted this ASU as of December 31, 2016. The ASU did not have a material impact on the Company’s consolidated financial statements, but the ASU required additional disclosures in “Note 11 – Unpaid Losses and Loss Adjustment Expenses” to these condensed consolidated financial statements.

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to a tax allocation agreement, the Company’s subsidiaries, Crusader Insurance Company (“Crusader”) and American Acceptance Corporation (“AAC”), are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2013 and California state income tax authorities for tax returns filed starting at taxable year 2012. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of March 31, 2017, and December 31, 2016, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

8 of 27

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31	December 31
	2017	2016

Building and leasehold improvements located in Calabasas, California	$8,345,740	$8,339,807
Furniture, fixtures, and equipment	2,683,288	2,673,670
Computer software	189,377	169,177

Accumulated depreciation and amortization	(2,819,876)	(2,687,607)
Land located in Calabasas, California	1,787,485	1,787,485

Property and equipment, net	$10,186,014	$10,282,532

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three months ended March 31, 2017 and 2016, was $132,269 and $115,283, respectively.

For the three months ended March 31, 2017 and 2016, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $57,745 and $59,406 which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

.

For the three months ended March 31, 2017 and 2016, the Calabasas building incurred operating expenses (including depreciation) in the amount of $166,974 and $171,877 which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of March 31, 2017, 10,292 square feet of the Calabasas building was leased to non-affiliated entities and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

The Company capitalizes certain computer software costs purchased from outside vendors for internal use. These costs also include configuration and customization activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrade and enhancements are capitalized if it is probable that such expenditure will result in additional functionality. The capitalized costs are not depreciated until the software is placed into production. The Company’s software related to the Company’s new general ledger system was placed into production in the current period, and, thus the Company began depreciating the software.

NOTE 7 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% of consolidated revenues for the three months ended March 31, 2017 and 2016. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

9 of 27

Revenues, income (loss) before income taxes, and assets by segment are as follows:

	Three Months Ended
	March 31
	2017	2016
Revenues
Insurance company operation	$8,201,097	$7,850,731

Other insurance operations	3,389,455	3,198,146
Intersegment eliminations (1)	(2,630,055)	(2,519,199)
Total other insurance operations	759,400	678,947

Total revenues	$8,960,497	$8,529,678

Income (Loss) before Income Taxes
Insurance company operation	$(3,063,919)	$253,754
Other insurance operations	(203,430)	(523,780)
Total loss before income taxes	$(3,267,349)	$(270,026)

	As of
	March 31	December 31
	2017	2015
Assets
Insurance company operation	$126,857,152	$124,325,620
Intersegment eliminations (2)	(2,456,298)	(1,579,820)
Total insurance company operation	124,400,854	122,745,800
Other insurance operations	14,559,271	15,476,405
Total assets	$138,960,125	$138,222,205

(1)	Intersegment revenue eliminations reflect rents paid by Unico to Crusader for spaced leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining the fair value of its financial instruments, the Company employs a fair value hierarchy that prioritizes the inputs for the valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheets at fair value are categorized based on the reliability of inputs for the valuation techniques as follows:

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

10 of 27

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2017, and December 31, 2016:

	Level 1	Level 2	Level 3	Total
March 31, 2017
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$14,098,425	$—	$—	$14,098,425
Certificates of deposit	—	54,142,000	—	54,142,000
Total fixed maturity securities	14,098,425	54,142,000	—	68,240,425
Cash and restricted cash	13,602,118	—	—	13,602,118
Short-term investments	21,802,697	—	—	21,802,697
Total financial instruments at fair value	$49,503,240	$54,142,000	$—	$103,645,240

December 31, 2016
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$19,103,925	$—	$—	$19,103,925
Certificates of deposit	—	61,280,000	—	61,280,000
Total fixed maturity securities	19,103,925	61,280,000	—	80,383,925
Cash and restricted cash	13,496,379	—	—	13,496,379
Short-term investments	10,204,603	—	—	10,204,603
Total financial instruments at fair value	$42,804,907	$61,280,000	$—	$104,084,907

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2017 and 2016.

NOTE 9 – INVESTMENTS

A summary of total investment income and net realized losses is as follows:

	Three Months Ended March 31
	2017	2016

Fixed maturities	$178,433	$177,837
Short-term investments	33,802	34,254
Total investment income	212,235	212,091
Net realized losses	—	(1,278)
Investment income and net realized losses	$212,235	$210,813

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Available-for-sale:
Fixed maturities
Certificates of deposit	$54,142,000	$—	$—	$54,142,000
U.S. treasury securities	14,094,670	5,279	(1,524)	14,098,425
Total fixed maturities	$68,236,670	$5,279	$(1,524)	$68,240,425

11 of 27

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Available-for-sale:
Fixed maturities
Certificates of deposit	$61,280,000	$—	$—	$61,280,000
U.S. treasury securities	19,091,842	14,205	(2,122)	19,103,925
Total fixed maturities	$80,371,842	$14,205	$(2,122)	$80,383,925

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2017	2016

Gross unrealized gains on fixed maturities	$5,279	$14,205
Gross unrealized losses on fixed maturities	(1,524)	(2,122)
Net unrealized gains on fixed maturities	3,755	12,083
Deferred federal tax expense	(1,277)	(4,108)
Net unrealized gains, net of deferred income taxes	$2,478	$7,975

At March 31, 2017, the Company had one fixed maturity investment with an unrealized loss of $1,118 for a continuous period of less than 12 months and one fixed maturity investment with an unrealized loss of $406 for a continuous period of more than 12 months. At December 31, 2016, the Company had no fixed maturity investments with gross unrealized losses for a continuous period of less than 12 months and three U.S. treasury securities with gross unrealized losses for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities as of March 31, 2017, and December 31, 2016, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. During the three months ended March 31, 2017, the Company did not sell any fixed maturity investments. There were no realized investment gains or losses during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company sold three certificates of deposit. These securities had amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s investment in certificates of deposit included $53,642,000 and $60,780,000 of brokered certificates of deposit as of March 31, 2017, and December 31, 2016, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificate of deposit investments are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered certificates of deposit are within the FDIC insured permissible limits.

12 of 27

The following securities from four different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada.

	March 31	December 31
	2017	2016

Certificates of deposit	$500,000	$500,000
Short-term investments	100,000	100,000
Total state held deposits	$600,000	$600,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	March 31	December 31
	2017	2016

U.S. treasury money market fund	$20,747,374	$8,542,292
Certificates of deposit	350,000	1,098,000
Bank money market accounts	703,560	562,548
Bank savings accounts	1,763	1,763
Total short-term investments	$21,802,697	$10,204,603

NOTE 10 – CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	March 31	December 31
	2017	2016

Cash	$228,325	$122,586
Restricted cash	13,373,793	13,373,793
Cash and restricted cash	$13,602,118	$13,496,379

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

NOTE 11 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

13 of 27

	Three Months Ended March 31
	2017	2016

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$47,055,787	$49,093,571
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	9,520,970	9,636,961
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	37,534,817	39,456,610

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	6,497,566	4,723,668
Development of insured events of prior years	2,027,615	361,826
Total incurred losses and loss adjustment expenses	8,525,181	5,085,494

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	1,035,179	465,024
Attributable to insured events of prior years	5,020,402	4,705,011
Total payments	6,055,581	5,170,035

Reserve for unpaid losses and loss adjustment expenses at March 31 – net of reinsurance	40,004,417	39,372,069
Reinsurance recoverable on unpaid losses and loss adjustment expenses	9,885,632	10,639,215
Reserve for unpaid losses and loss adjustment expenses at March 31 – gross of reinsurance	$49,890,049	$50,011,284

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

The $1,773,898 increase in the provision for insured events of current year for the three months ended March 31, 2017, compared to the provision for insured events of current year for the three months ended March 31, 2016, was due primarily to an aberrational increase in the frequency and severity of accident year 2017 short-tail property claims.

The $1,665,789 increase in the development of insured events of prior years for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily due to higher than expected long-tail liability claims in accident years 2013, 2014, and 2016.

NOTE 12 – CONTINGENCIES

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

14 of 27

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

In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader is appealing the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash in lieu of an appeal bond with the Los Angeles Superior Court on December 28, 2015. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance. Since this litigation was related to a Crusader claim in its normal course of business, management’s best estimate for ultimate liability related to this litigation was included in Crusader’s loss and loss adjustment expense reserves as of March 31, 2017 and December 31, 2016.

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the fourth individual was resolved. The Company collected $0 during the three months ended March 31, 2017 and 2016. As of March 31, 2017, and December 31, 2016, the agent’s balance due to Unifax was $1,181,272. As of March 31, 2017, and December 31, 2016, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at March 31, 2017, the Company continues to pursue collection of the judgments from the three principals.

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

Total revenues for the three months ended March 31, 2017, was $8,960,497 compared to $8,529,678 for the three months ended March 31, 2016, an increase of $430,819 (5%). The Company had net loss of $2,147,252 for the three months ended March 31, 2017, compared to net loss of $198,987 for the three months ended March 31, 2016, an increase in net loss of $1,948,265.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's consolidated financial statements and notes thereto, and all other items contained within the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92% of consolidated revenues for the three months ended March 31, 2017 and 2016. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

15 of 27

Insurance Company Operation

As of March 31, 2017, Crusader Insurance Company (“Crusader”) was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Since 2004, all of Crusader’s business was written in the state of California until June 2014 when Crusader also began writing business in the state of Arizona. During the three months ended March 31, 2017 and 2016, 98% and 99% of Crusader’s business was commercial multi-peril policies. On October 28, 2016, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, A.M. Best Company assigned Crusader an Issuer Credit Rating of a- (Excellent).

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

Written premium is a financial measure that is defined, under the statutory accounting practices prescribed or permitted the California Department of Insurance, as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.

The following is a reconciliation of net written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended March 31
	2017	2016

Net written premium	$7,942,843	$7,705,590
Change in direct unearned premium	(22,541)	(134,489)
Change in ceded unearned premium	397	1,314
Net earned premium	$7,920,699	$7,572,415

For the three months ended March 31, 2017, direct written premium (before premium ceded to reinsurers) as reported on Crusader’s statutory financial statements was $9,570,025 compared to $9,182,555 for the three months ended March 31, 2016, an increase of $387,470 (4%).

The Company’s insurance operations underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit (loss) before income taxes is as follows:

	Three Months Ended March 31
			Increase
	2017	2016	(Decrease)

Net written premium	$7,942,843	$7,705,590	$237,253
Change in net unearned premium	(22,144)	(133,175)	118,031
Net earned premium	7,920,699	7,572,415	348,284
Less underwriting expenses:
Losses and loss adjustment expenses	8,525,181	5,085,494	3,439,687
Policy acquisition costs	1,497,634	1,699,660	202,026
Total underwriting expenses	10,022,815	6,785,154	3,237,661
Underwriting profit (loss) before income taxes	$(2,102,116)	$787,261	$(2,889,377)

 16 of 27

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended March 31
	2017	2017 Loss Ratio	2016	2016 Loss Ratio	Increase

Net earned premium	$7,920,699		$7,572,415		$348,284

Losses and loss adjustment expenses:
Provision for insured events of current year	6,497,566	82%	4,723,668	62%	1,773,898
Development of insured events of prior years	2,027,615	26%	361,826	5%	1,665,789
Total losses and loss adjustment expenses	$8,525,181	108%	$5,085,494	67%	$3,439,687

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 9% and 8% of total revenues in the three months ended March 31, 2017 and 2016, respectively.

Investments and Liquidity

The Company generated revenues from its total invested assets of $90,039,367 (at amortized cost) and $92,650,402 (at amortized cost) as of March 31, 2017 and 2016, respectively, and from two cash deposits placed with the Los Angeles Superior Court by Crusader in lieu of appeal bonds. These two deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178, and on March 21, 2016, for $5,449,615, and their respective balances were included in “Cash and restricted cash” on the Condensed Consolidated Balance Sheets and were not a part of the total invested assets as of March 31, 2017, and December 31, 2016.

Investment income increased $144 (0.1%) to $212,235 for the three months ended March 31, 2017, compared to $212,091 for the three months ended March 31, 2016. The Company’s annualized yield on average invested assets was 0.9% for the three months ended March 31, 2017 and 2016. Due to the current interest rate and financial market environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk. As of March 31, 2017, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S treasury securities and money market funds are readily marketable. As of March 31, 2017, the weighted average maturity of the Company’s investments is approximately 1.2 years.

Liquidity and Capital Resources

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, restricted cash, and investments (at amortized cost) of the Company at March 31, 2017, were $103,641,485, compared to $104,072,824 at December 31, 2016. Crusader's cash, restricted cash, and investments were 99% of the total cash and investments (at amortized cost) held by the Company as of March 31, 2017, and December 31, 2016.

As of March 31, 2017, the Company had invested $68,236,670 (at amortized cost) or 76% of its total invested assets in fixed maturity obligations, which included $14,094,670 (21% of fixed maturity investments) in U.S. treasury notes and $54,142,000 (79% of fixed maturity investments) in long-term certificates of deposit. As of December 31, 2016, the Company had invested $80,371,842 (at amortized cost) or 89% of its total invested assets in fixed maturity obligations, which included $19,091,842 (24% of fixed maturity investments) in U.S. treasury notes and $61,280,000 (76% of fixed maturity investments) in long-term certificates of deposit. The remaining balance of the Company's investments are in short-term investments that include U.S. treasury bills, a U.S. treasury money market fund, certificates of deposit, bank money market accounts, and a bank savings account that are all highly rated and redeemable within one year.

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although all of the Company's investment in fixed maturity securities are classified as available-for-sale and, while the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

17 of 27

For a period beginning prior to fiscal 2015 and ending on March 24, 2017, the Company’s investment guidelines on equity securities limited investments in equity securities to an aggregate maximum of $2,000,000. The Company’s investment guidelines on fixed maturities limited those investments to high-grade obligations with a maximum term of 8 years. The maximum investment authorized in any one issuer was $2,000,000. This dollar limitation excluded bond premiums paid in excess of par value and U.S. government or U.S. government guaranteed issues. When the Company invested in fixed maturity municipal securities, preference was given to issues that are pre-refunded and secured by U.S. treasury securities. The short-term investments were either U.S. government obligations, FDIC insured, or are in an institution with a Moody's rating of at least P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities were rated, readily marketable, and could be liquidated without any materially adverse financial impact.

On March 24, 2017, the Company’s Board of Directors approved new investment guidelines. Those guidelines are similar to what the Company believes are general investment guidelines used by Crusader’s peers.

Under the new investment guidelines, investments may only include U.S. treasury notes, U.S. government agency notes, mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral, commercial mortgage-backed securities, U.S. corporate obligations, asset backed securities, (including but not limited to credit card, automobile and home equity backed securities), tax-exempt bonds, preferred stocks, common stocks, commercial paper, repurchase agreements (treasuries only), mutual funds, exchange traded funds, bank certificates of deposits and time deposits. The new investment guidelines provide for certain investment limitations in each investment category.

Unless agreed to in advance in writing by Crusader, investments in the following types of securities are prohibited:

•	Mortgage loans, except for mortgage backed securities issued by an agency of the U.S. government.
•	Derivative mortgage-backed securities including interest only, principal only and inverse floating rate securities.
•	All fixed maturity real estate securities, except mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral and commercial mortgage-backed securities.
•	Options and futures contracts.
•	All non-U.S. dollar denominated securities.
•	Any security that would not be in compliance with the regulations of Crusader’s state of domicile.

Historically, the Company managed Crusader’s investments in-house. Effective April 1, 2017, an outside investment advisor began managing Crusader’s investments.  The advisor’s role currently is limited to maintaining Crusader’s portfolio within the new investment guidelines and providing investment accounting services to the Company.  The investments will continue to be held by Crusader’s current custodian, Union Bank Global Custody Services.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2017, and December 31, 2016, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended March 31, 2017. The Company repurchased 8,812 shares of stock during the three months ended March 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company has or will retire all stock repurchased.

The Company reported $398,415 net cash used by operating activities for the three months ended March 31, 2017, compared to $691,792 net cash provided by operating activities for the three months ended March 31, 2016. Other fluctuations in cash flows from operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and it continues to be well capitalized and adequately reserved.

18 of 27

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2017, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Since trust receivables were in excess of trust payables, there were no trust restrictions on cash and short-term investments at March 31, 2017.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2017, to the three months ended March 31, 2016, unless otherwise indicated.

For the three months ended March 31, 2017, total revenues were $8,960,497, an increase of $430,819 (5%) compared to total revenues of $8,529,678 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company had loss before taxes of $3,267,349, an increase of $2,997,323 (1110%) compared to loss before taxes of $270,026 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company had net loss of $2,147,252, an increase of $1,948,265 (979%) compared to net loss of $198,987 for the three months ended March 31, 2016.

The increase in revenues of $430,819 (5%) for the three months ended March 31, 2017, when compared to March 31, 2016, was primarily due to an increase in net earned premium of $348,284 (5%).

The increase in loss before tax of $2,997,323 for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was due primarily to the increase in losses and loss adjustment expenses of $3,439,687 (68%) offset partially by an increase in revenues of $430,819 (5%).

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements increased $387,470 (4%) to $9,570,025 for the three months ended March 31, 2017, compared to $9,182,555 for the three months ended March 31, 2016.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. As a result, in November 2016, Crusader filed for rate increases on several programs with California Department of Insurance; those increases were approved on May 15, 2017.

Nonetheless, Crusader believes that it can grow its sales and profitability by continuing to focus upon five areas of its operations: (1) product development, (2) improved service to retail brokers, (3) appointment of captive and independent retail agents, (4) geographical expansion, and (5) use of alternative marketing channels. While the Company’s policy administration system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching or upgrading to a more contemporary platform. The Company is currently evaluating its alternatives.

Earned premium (before reinsurance) increased $499,409 (6%) to $9,547,484 for the three months ended March 31, 2017, compared to $9,048,075 for the three months ended March 31, 2016. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Ceded earned premium increased $151,125 (10%) to $1,626,785 for the three months ended March 31, 2017, compared to $1,475,660 for the three months ended March 31, 2016. Ceded earned premium as a percentage of direct earned premium was 17% and 16% for the three months ended March 31, 2017 and 2016, respectively.

In calendar years 2017 and 2016, Crusader retained a participation in its excess of loss reinsurance treaties of 5% and 10%, respectively in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000) and 0% in its property and casualty clash treaty. In calendar year 2017 and 2016, Crusader retained a participation in its Catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($36,000,000 in excess of $10,000,000).

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2017, all such ceded contracts are accounted for as risk transfer reinsurance.

19 of 27

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended March 31
	2017	2016	Increase

Direct earned premium	$9,547,484	$9,048,075	$499,409
Ceded earned premium	1,626,785	1,475,660	151,125
Net earned premium	$7,920,699	$7,572,415	$348,284
Ratio of ceded earned premium to direct earned premium	17%	16%

Investment income increased $144 (0.1%) to $212,235 for the three months ended March 31, 2017, compared to $212,091 for the three months ended March 31, 2016. The Company had no realized gains or losses for the three months ended March 31, 2017 and had realized losses of $1,278 for the three months ended March 31, 2016. The Company’s annualized yield on average invested assets was 0.9% for the three months ended March 31, 2017 and 2016.

Investment income, excluding net realized losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2017	2016

Average invested assets* - at amortized cost	$90,310,610	$95,246,966
Interest income:
Insurance company operation	$212,186	$212,000
Other insurance operations	49	91
Total investment income	$212,235	$212,091
Annualized yield on average invested assets	0.9%	0.9%

*The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at March 31, 2017, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2017	$40,494,000	$40,488,592	$40,492,752	0.9%
December 31, 2018	21,520,000	21,520,078	21,519,673	1.1%
December 31, 2019	5,980,000	5,980,000	5,980,000	1.1%
December 31, 2021	598,000	598,000	598,000	1.7%
Total	$68,592,000	$68,586,670	$68,590,425	1.0%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 1.2 years as of March 31, 2017, and 1.3 years as of March 31, 2016. Due to the current interest rate environment, management believes it is prudent to purchase fixed maturity investments with maturities of 5 years or less and with minimal credit risk.

At March 31, 2017, the Company had one fixed maturity investment with an unrealized loss of $1,118 for a continuous period of less than 12 months and one fixed maturity investment with an unrealized loss of $406 for a continuous period of more than 12 months. At December 31, 2016, the Company had no fixed maturity investments with gross unrealized losses for a continuous period of less than 12 months and three U.S. treasury securities with gross unrealized losses for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on the U.S. treasury securities in unrealized loss positions as of March 31, 2017, and December 31, 2016, were determined to be temporary.

20 of 27

Although the Company does not have an intent to sell its fixed maturity investments, the Company may sell investment securities from time to time in response to economic and market conditions. During the three months ended March 31, 2017, the Company did not sell any fixed maturity investments. There were no realized investment gains or losses during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company sold three certificates of deposit. These securities had amortized cost of $746,000. The Company realized an investment loss of $1,278 on the sale. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income included in Insurance Company Revenues and Other Insurance Operations decreased $4,369 (6%) to $68,227 for the three months ended March 31, 2017, compared to $72,596 for the three months ended March 31, 2016.

Gross commissions and fees increased $83,930 (13%) to $741,175 for the three months ended March 31, 2017, compared to gross commissions and fees of $657,245 for the three months ended March 31, 2016.

The changes in gross commission and fee income for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, are as follows:

	Three Months Ended March 31
			Increase
	2017	2016	(Decrease)

Policy fee income	$407,336	$409,989	$(2,653)
Health insurance program	311,211	217,812	93,399
Membership and fee income	18,252	20,625	(2,373)
Daily automobile rental insurance program:
Contingent commission	4,376	8,819	(4,443)
Total	$741,175	$657,245	$(83,930)

Unifax Insurance Systems, Inc. (“Unifax”) sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $2,653 (less than 1%) in the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

American Insurance Brokers, Inc. (“AIB”), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $93,399 (43%) in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in commission income reported in the three months ended March 31, 2017, when compared to the prior year period, is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers.

The Company's wholly owned subsidiary Insurance Club, Inc., dba AAQHC An Administrator (“AAQHC”), is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $2,373 (12%) for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This decrease is primarily a result of a decrease in the number of individual members offset by an increase in the number of group members.

21 of 27

The daily automobile rental insurance program was produced by Bedford Insurance Services, Inc. (“Bedford”), a wholly owned subsidiary of the Company. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written. The Company no longer actively markets this program.

Finance fees earned consist of late fees, returned check fees and payment processing fees. These fees earned by the Company’s wholly owned premium finance subsidiary, American Acceptance Corporation (“AAC”), increased $1,552 (9%) to $18,161 for the three months ended March 31, 2017, compared to $16,609 in fees earned during the three months ended March 31, 2016. The increase in fees earned during the three months ended March 31, 2017, compared to three months ended March 31, 2016, is primarily a result of more late fees earned during the period compared to the prior year period. AAC issued 743 loans and had 2,196 loans outstanding during the three months ended March 31, 2017, compared to 805 loans issued and 2,416 loans outstanding during the three months ended March 31, 2016. AAC provides premium financing only for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010, and, therefore, did not earn any finance charges during the three months ended March 31, 2017 and 2016. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 108% of net earned premium for the three months ended March 31, 2017, compared to 67% of net earned premium for the three months ended March 31, 2016.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2017	2017 Loss Ratio	2016	2016 Loss Ratio	Increase

Net earned premium	$7,920,699		$7,572,415		$348,284

Losses and loss adjustment expenses:
Provision for insured events of current year	6,497,566	82%	4,723,668	62%	1,773,898
Development of insured events of prior years	2,027,615	26%	361,826	5%	1,665,789
Total losses and loss adjustment expenses	$8,525,181	108%	$5,085,494	67%	$3,439,687

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

The $1,773,898 increase in the provision for insured events of current year for the three months ended March 31, 2017, compared to the provision for insured events of current year for the three months ended March 31, 2016, was due primarily to an aberrational increase in the frequency and severity of accident year 2017 short-tail property claims.

The $1,665,789 increase in the development of insured events of prior years for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily due to higher than expected long-tail liability claims in accident years 2013, 2014, and 2016.

While it is difficult to estimate adequacy of loss and loss adjustment expense reserves, historically, the Company was able to establish sufficient loss and loss adjustment expense reserves to mitigate adverse prior accident year developments.

22 of 27

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since March 31, 2014:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
March 31, 2017	$6,497,566	$2,027,615	$8,525,181
December 31, 2016	5,731,198	(886,671)	4,844,527
September 30, 2016	6,792,115	1,245,985	8,038,100
June 30, 2016	5,603,427	(744,670)	4,858,757
March 31, 2016	4,723,668	361,826	5,085,494
December 31, 2015	5,125,146	164,230	5,289,376
September 30, 2015	5,195,943	(849,426)	4,346,517
June 30, 2015	5,280,840	(647,324)	4,633,516
March 31, 2015	6,005,699	(1,111,792)	4,893,907
December 31, 2014	4,473,359	(552,836)	3,920,523
September 30, 2014	4,686,287	(529,807)	4,156,480
June 30, 2014	4,455,943	(808,178)	3,647,765
March 31, 2014	4,310,293	(1,417,943)	2,892,350

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

23 of 27

At the end of each fiscal quarter, the Company’s loss and loss adjustment expense reserves for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer, and by an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These costs were approximately 19% and 22% of net earned premium for the three months ended March 31, 2017 and 2016, respectively. Policy acquisition costs decreased in the three months ended March 31, 2017, as compared to the prior year period, due primarily to a decrease in bonus commission payments to brokers and agents in 2017 related to the 2016 results.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended March 31
	2017	2016	Decrease

Policy acquisition costs	$1,497,634	$1,699,660	$202,026
Ratio to net earned premium (GAAP ratio)	19%	22%

Salaries and employee benefits decreased $32,941 (2%) to $1,348,643 for the three months ended March 31, 2017, compared to $1,381,584 for the three months ended March 31, 2016.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended March 31
	2017	2016	Increase (Decrease)

Total salaries and employee benefits incurred	$1,997,271	$2,030,921	$(33,650)
Less: charged to losses and loss adjustment expenses	(323,018)	(288,114)	(34,904)
Less: capitalized to policy acquisition costs	(325,610)	(361,223)	35,613
Net amount charged to operating expenses	$1,348,643	$1,381,584	$(32,941)

Commissions to agents/brokers increased $1,470 (4%) to $41,889 for the three months ended March 31, 2017, compared to $40,419 for the three months ended March 31, 2016.

Other operating expenses increased $221,952 (37%) to $814,499 for the three months ended March 31, 2017, compared to $592,547 for the three months ended March 31, 2016. The increase in other operating expenses for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is related primarily to fees associated with the on-going California Department of Insurance financial examination of Crusader.

Income tax benefit increased $1,049,058 (1,477%) to $1,120,097 (34% of pre-tax loss) for the three months ended March 31, 2017, from an income tax benefit of $71,039 (26% of pre-tax loss) for the three months ended March 31, 2016. The increase in income tax benefit during the three months ended March 31, 2017, when compared to three months ended March 31, 2016, was primarily due to an increase of $2,997,323 in pre-tax loss of $3,267,349 for the three months ended March 31, 2017, compared to pre-tax loss of $270,026 for the three months ended March 31, 2016. The calculated tax rate for the three months ended March 31, 2017, consisted of federal tax benefit rate of 34% and a state income tax benefit rate of 0.5%. The calculated tax rate for the three months ended March 31, 2016, was comprised of a calculated federal tax benefit rate of approximately 32% while the calculated state tax expense rate was approximately 6%.

24 of 27

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

The Company’s invested assets consist of the following:

	March 31 2017	December 31 2016	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$14,094,670	$19,091,842	$(4,987,172)
Short-term cash investments (at cost)	21,802,697	10,204,603	11,598,094
Certificates of deposit with original maturity over 1 year (at cost)	54,142,000	61,280,000	(7,138,000)
Total invested assets	$90,039,367	$90,576,445	$(537,078)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2017, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016, in response to Item 1A to Part I of Form 10-K.

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

25 of 27

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

26 of 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: May 15, 2017 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer (Principal Executive Officer)

Date: May 15, 2017 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer (Principal

Accounting and Principal Financial Officer)

27 of 27