Form 10-Q
period 2017-06-30
UNICO AMERICAN CORP
filed 2017-08-14
CIK 100716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __ Accelerated filer __

Non-accelerated filer __ Smaller reporting company X Emerging growth company __

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2017
Common Stock, $0 par value per share	5,307,133

1 of 29

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2017	2016
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $83,877,997 at June 30, 2017, and $80,371,842 at December 31, 2016)	$83,874,124	$80,383,925
Short-term investments, at fair value	5,092,774	10,204,603
Total Investments	88,966,898	90,588,528
Cash and restricted cash	13,585,909	13,496,379
Accrued investment income	238,893	185,916
Receivables, net	6,258,009	6,008,083
Reinsurance recoverable:
Paid losses and loss adjustment expenses	80,597	260,744
Unpaid losses and loss adjustment expenses	12,491,623	9,520,970
Deferred policy acquisition costs	4,422,656	4,432,299
Property and equipment, net	10,113,263	10,282,532
Deferred income taxes	1,169,645	1,177,346
Other assets	3,451,304	2,269,408
Total Assets	$140,778,797	$138,222,205

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$51,939,020	$47,055,787
Unearned premiums	19,876,589	19,374,740
Advance premium and premium deposits	385,496	224,055
Accrued expenses and other liabilities	2,708,018	2,660,983
Total Liabilities	$74,909,123	$69,315,565

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par – authorized 10,000,000 shares; issued and outstanding shares 5,307,133 at June 30, 2017, and December 31, 2016	$3,772,872	$3,761,320
Accumulated other comprehensive income (loss)	(2,556)	7,975
Retained earnings	62,099,358	65,137,345
Total Stockholders’ Equity	$65,869,674	$68,906,640

Total Liabilities and Stockholders' Equity	$140,778,797	$138,222,205

See notes to condensed consolidated financial statements (unaudited).

2 of 29

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
REVENUES
Insurance company operation:
Net earned premium	$8,220,150	$7,717,951	$16,140,849	$15,290,366
Investment income	263,988	212,344	476,174	424,344
Net realized investments gains (losses)	155	—	155	(1,278)
Other income	67,261	67,684	135,473	135,278
Total Insurance Company Operation	8,551,554	7,997,979	16,752,651	15,848,710

Other insurance operations:
Gross commissions and fees	671,453	708,939	1,412,628	1,366,184
Investment income	70	106	119	197
Finance fees earned	18,180	15,608	36,341	32,217
Other income	49	—	64	5,002
Total Revenues	9,241,306	8,722,632	18,201,803	17,252,310

EXPENSES
Losses and loss adjustment expenses	5,908,674	4,858,757	14,433,855	9,944,251
Policy acquisition costs	1,591,503	1,701,091	3,089,137	3,400,751
Salaries and employee benefits	1,964,725	1,279,849	3,313,368	2,661,433
Commissions to agents/brokers	44,994	40,636	86,883	81,055
Other operating expenses	1,082,236	633,705	1,896,735	1,226,252
Total Expenses	10,592,132	8,514,038	22,819,978	17,313,742

Income (loss) before taxes	(1,350,826)	208,594	(4,618,175)	(61,432)
Income tax expense (benefit)	(460,091)	57,564	(1,580,188)	(13,475)
Net Income (Loss)	$(890,735)	$151,030	$(3,037,987)	$(47,957)

PER SHARE DATA:
Basic
Earnings (loss) per share	$(0.17)	$0.03	$(0.57)	$(0.01)
Weighted average shares	5,307,133	5,307,133	5,307,133	5,308,255
Diluted
Earnings (loss) per share	$(0.17)	$0.03	$(0.57)	$(0.01)
Weighted average shares	5,307,133	5,308,501	5,307,133	5,308,255

See notes to condensed consolidated financial statements (unaudited).

3 of 29

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Net income (loss)	$(890,735)	$151,030	$(3,037,987)	$(47,957)
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(7,628)	10,963	(15,956)	103,800
Income tax benefit (expense) related to changes in unrealized gains on securities classified as available-for-sale arising during the period	2,594	(3,728)	5,425	(35,292)
Comprehensive Income (Loss)	$(895,769)	$158,265	$(3,048,518)	$20,551

See notes to condensed consolidated financial statements (unaudited).

4 of 29

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
	2017	2016
Cash flows from operating activities:
Net loss	$(3,037,987)	$(47,957)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	264,710	239,914
Bond amortization, net	(426,603)	(8,567)
Bad debt expense	15,420	104
Non-cash stock based compensation	11,552	11,552
Realized investment (gains) losses	(155)	1,278
Changes in assets and liabilities:
Net receivables and accrued investment income	(318,323)	(825,695)
Reinsurance recoverable	(2,790,506)	460,247
Deferred policy acquisition costs	9,643	(261,710)
Other assets	415,723	602,394
Unpaid losses and loss adjustment expenses	4,883,233	(106,128)
Unearned premium	501,849	1,185,762
Advance premium and premium deposits	161,441	229,324
Accrued expenses and other liabilities	47,035	121,508
Income taxes current/deferred	(1,584,493)	(17,853)
Net Cash Provided (Used) by Operating Activities	(1,847,461)	1,584,173

Cash flows from investing activities:
Purchase of fixed maturity investments	(29,347,552)	(5,194,000)
Proceeds from maturity of fixed maturity investments	25,218,000	300,000
Proceeds from sale of fixed maturity investments	1,050,155	744,722
Net decrease in short-term investments	5,111,829	8,681,962
Additions to property and equipment	(95,441)	(522,465)
Net Cash Provided by Investing Activities	1,936,991	4,010,219

Cash flows from financing activities:
Repurchase of common stock	—	(89,582)
Net Cash Used by Financing Activities	—	(89,582)

Net increase in cash and restricted cash	89,530	5,504,810
Cash and restricted cash at beginning of period	13,496,379	8,258,673
Cash and Restricted Cash at End of Period	$13,585,909	$13,763,483

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	$8,774

See notes to condensed consolidated financial statements (unaudited).

5 of 29

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to the current quarter’s presentation.

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

  Cash and restricted cash and short-term investments – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

6 of 29

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2017, and December 31, 2016, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three or six months ended June 30, 2017. The Company repurchased 8,812 shares of stock during the six months ended June 30, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings; the Company did not repurchase any stock during the three months ended June 30, 2016. The Company has or will retire all repurchased stock.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings (loss) per share and diluted earnings (loss) per share computations reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Basic Earnings (Loss) Per Share
Net income (loss)	$(890,735)	$151,030	$(3,037,987)	$(47,957)

Weighted average shares outstanding	5,307,133	5,307,133	5,307,133	5,308,255

Basic earnings (loss) per share	$(0.17)	$0.03	$(0.57)	$(0.01)

Diluted Earnings (Loss) Per Share
Net income (loss)	$(890,735)	$151,030	$(3,037,987)	$(47,957)

Weighted average shares outstanding	5,307,133	5,307,133	5,307,133	5,308,255
Effect of dilutive securities	—	1,368	—	—
Diluted shares outstanding	5,307,133	5,308,501	5,307,133	5,308,255

Diluted earnings (loss) per share	$(0.17)	$0.03	$(0.57)	$(0.01)

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted (loss) per share, as the inclusion of stock options would have an anti-dilutive effect. As of June 30, 2017 and 2016, the Company had 0 and 684 common share equivalents that were excluded in the six months diluted (loss) per share calculation, respectively.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for the Company beginning January 1, 2018, with early adoption permitted. The Company does not anticipate that ASU 2017-09 will have a material impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's consolidated financial statements, but expects the primary changes to be (i) the use of the expected credit loss model for its premium receivables and reinsurance recoverables and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will become effective for fiscal years beginning after December 31, 2019, but provides for an early adoption for fiscal years beginning after December 31, 2018. The Company has not determined when it will adopt ASU 2016-13.

7 of 29

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows: Restricted Cash.” The ASU requires that a statement of cash flows explains the change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company early adopted this ASU as of December 31, 2016, and the ASU was applied using a retrospective approach for each period presented. Upon adoption of this ASU, the Company's consolidated statements of cash flows included restricted cash in the beginning-of-period and end-of-period total amounts for cash and restricted cash. The ASU did not have a material impact on the Company’s consolidated financial statements, but the ASU required additional disclosures in “Note 10 – Cash and Restricted Cash” to these condensed consolidated financial statements.

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

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to a tax allocation agreement, the Company’s subsidiaries, Crusader Insurance Company (“Crusader”) and American Acceptance Corporation (“AAC”) are allocated taxes or tax credits, in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2013 and California state income tax authorities for tax returns filed starting at taxable year 2012. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of June 30, 2017, and December 31, 2016, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states in which Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

8 of 29

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30	December 31
	2017	2016

Building and leasehold improvements located in Calabasas, California	$8,352,181	$8,339,807
Furniture, fixtures and equipment	2,705,688	2,673,670
Computer software	220,226	169,177
Accumulated depreciation and amortization	(2,952,317)	(2,687,607)
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$10,113,263	$10,282,532

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and six months ended June 30, 2017, was $132,441 and $264,710, respectively, and for the three and six months ended June 30, 2016, was $124,631 and $239,914, respectively.

For the three and six months ended June 30, 2017, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $57,900 and $115,645, respectively, and for the three and six months ended June 30, 2016, rental revenue from non-affiliated tenants in the amount of $56,628 and $116,034, respectively. This rental revenue is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

The Calabasas building has incurred operating expenses (including depreciation) in the amount of $180,621 and $347,595 for the three and six months ended June 30, 2017, respectively, and $164,360 and $336,237 for the three and six months ended June 30, 2016, respectively. These operating expenses are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of June 30, 2017, 10,292 square feet of the Calabasas building was leased to non-affiliated entities and 4,189 square feet was vacant and available to be leased to non-affiliated entities.

The Company capitalizes certain computer software costs purchased from outside vendors for internal use. These costs also include configuration and customization activities, coding, testing, and installation. Training costs and maintenance are expensed as incurred, while upgrade and enhancements are capitalized if it is probable that such expenditure will result in additional functionality. The capitalized costs are not depreciated until the software is placed into production. On January 1, 2017, the Company placed its new general ledger system into production. Accordingly, the capitalized costs associated with this system were moved from “Computer software under development” to “Computer software,” and the Company began depreciating these costs.

NOTE 7 – SEGMENT REPORTING

Accounting Standards Codification (“ASC”)Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 93% and 92% of total revenues for the three and six months ended June 30, 2017, respectively, compared to 92% of total revenues for the three and six months ended June 30, 2016. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to total revenues.

9 of 29

Revenues, income (loss) before income taxes, and assets by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Revenues
Insurance company operation	$8,551,554	$7,997,979	$16,752,651	$15,848,710

Other insurance operations	3,575,396	3,543,106	6,964,851	6,741,252
Intersegment eliminations (1)	(2,885,644)	(2,818,453)	(5,515,699)	(5,337,652)
Total other insurance operations	689,752	724,653	1,449,152	1,403,600

Total revenues	$9,241,306	$8,722,632	$18,201,803	$17,252,310

Income (Loss) Before Income Taxes
Insurance company operation	$(346,898)	$304,736	$(3,410,818)	$558,489
Other insurance operations	(1,003,928)	(96,142)	(1,207,357)	(619,921)
Total income (loss) before income taxes	$(1,350,826)	$208,594	$(4,618,175)	$(61,432)

	June 30	December 31
	2017	2016
Assets
Insurance company operation	$128,728,314	$124,325,620
Intersegment eliminations (2)	(2,669,587)	(1,579,820)
Total insurance company operation	126,058,727	122,745,800
Other insurance operations	14,720,070	15,476,405
Total assets	$140,778,797	$138,222,205

(1)	Intersegment revenue eliminations reflect rents paid by Unico to Crusader for space leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

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

10 of 29

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis and are allocated among the three levels within the fair value hierarchy as of June 30, 2017, and December 31, 2016:

	Level 1	Level 2	Level 3	Total
June 30, 2017
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$11,601,032	$—	$—	$11,601,032
Corporate securities	—	15,942,022	—	15,942,022
Agency mortgage-backed securities	—	11,169,070	—	11,169,070
Certificates of deposit	—	45,162,000	—	45,162,000
Total fixed maturity securities	11,601,032	72,273,092	—	83,874,124
Cash and restricted cash	13,585,909	—	—	13,585,909
Short-term investments	4,093,049	999,725	—	5,092,774
Total financial instruments at fair value	$29,279,990	$73,272,817	$—	$102,552,807

	Level 1	Level 2	Level 3	Total
December 31, 2016
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$19,103,925	$—	$—	$19,103,925
Certificates of deposit	—	61,280,000	—	61,280,000
Total fixed maturity securities	19,103,925	61,280,000	—	80,383,925
Cash and restricted cash	13,496,379	—	—	13,496,379
Short-term investments	10,204,603	—	—	10,204,603
Total financial instruments at fair value	$42,804,907	$61,280,000	$—	$104,084,907

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and six months ended June 30, 2017 and 2016.

NOTE 9 – INVESTMENTS

A summary of investment income, net of investment expenses, and net realized gains and losses is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Fixed maturities	$245,331	$180,828	$423,764	$358,665
Short-term investments	43,977	31,622	77,779	65,876
Gross investment income	289,308	212,450	501,543	424,541
Less investment expenses	(25,250)	—	(25,250)	—
Net investment income	264,058	212,450	476,293	424,541
Net realized gains (losses)	155	—	155	(1,278)
Net investment income, realized gains and losses	$264,213	$212,450	$476,448	$423,263

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Available for sale:
Fixed maturities
Certificates of deposit	$45,162,000	$—	$—	$45,162,000
U.S. treasury securities	11,604,622	680	(4,270)	11,601,032
Corporate securities	15,913,043	31,057	(2,078)	15,942,022
Agency mortgage-backed securities	11,198,332	2,021	(31,283)	11,169,070
Total fixed maturities	$83,877,997	$33,758	$(37,631)	$83,874,124

11 of 29

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Available for sale:
Fixed maturities
Certificates of deposit	$61,280,000	$—	$—	$61,280,000
U.S. treasury securities	19,091,842	14,205	(2,122)	19,103,925
Total fixed maturities	$80,371,842	$14,205	$(2,122)	$80,383,925

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2017	2016

Gross unrealized gains of fixed maturities	$33,758	$14,205
Gross unrealized (losses) of fixed maturities	(37,631)	(2,122)
Net unrealized gains (losses) on investments	(3,873)	12,083
Deferred federal tax (expense) benefit	1,317	(4,108)
Net unrealized gains (losses), net of deferred income taxes	$(2,556)	$7,975

At June 30, 2017, the Company had ten fixed maturity securities with an unrealized loss of $37,197 for a continuous period of less than 12 months and one fixed maturity security with an unrealized loss of $434 for a continuous period of more than 12 months. At December 31, 2016, the Company had no fixed maturity securities with gross unrealized losses for a continuous period of less than 12 months and three fixed maturity securities with gross unrealized losses of $2,122 for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of June 30, 2017, and December 31, 2016, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. During the three and six months ended June 30, 2017, the Company sold three fixed maturity investments and realized a net investment gain of $155 on the sales. The Company sold three certificates of deposit during the six months ended June 30, 2016, and realized an investment loss of $1,278 on the sales; the Company did not sell any securities during the three months ended June 30, 2016. Unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s investment in certificates of deposit included $45,012,000 and $60,780,000 of brokered certificates of deposit as of June 30, 2017, and December 31, 2016, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificate of deposit investments are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered certificates of deposit are within the FDIC insured permissible limits.

12 of 29

The following securities from four different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada:

	June 30	December 31
	2017	2016

Certificates of deposit	$500,000	$500,000
Short-term investments	100,000	100,000
Total state held deposits	$600,000	$600,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	June 30	December 31
	2017	2016

U.S. treasury money market fund	$1,038,729	$8,542,292
U.S. treasury bills	1,848,938	—
Short-term bonds	999,725	—
Certificates of deposit	350,000	1,098,000
Bank money market accounts	853,619	562,548
Bank savings accounts	1,763	1,763
Total short-term investments	$5,092,774	$10,204,603

NOTE 10 – CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30	December 31
	2017	2016

Cash	$212,116	$122,586
Restricted cash	13,373,793	13,373,793
Cash and restricted cash	$13,585,909	$13,496,379

The restricted cash is represented by two cash deposits placed by Crusader with the Los Angeles Superior Court in lieu of appeal bonds. In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader is appealing the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash with the Los Angeles Superior Court on December 28, 2015, in lieu of an appeal bond. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional $5,449,615 cash deposit, which was made on March 21, 2016, in lieu of an appeal bond.

NOTE 11 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

13 of 29

	Six Months Ended June 30
	2017	2016

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$47,055,787	$49,093,571
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	9,520,970	9,636,961
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	37,534,817	39,456,610

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	12,064,708	10,327,095
Development of insured events of prior years	2,369,147	(382,844)
Total incurred losses and loss adjustment expenses	14,433,855	9,944,251

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	2,700,347	1,900,477
Attributable to insured events of prior years	9,820,928	8,154,708
Total payments	12,521,275	10,055,185

Reserve for unpaid losses and loss adjustment expenses at June 30 – net of reinsurance	39,447,397	39,345,676
Reinsurance recoverable on unpaid losses and loss adjustment expenses	12,491,623	9,641,767
Reserve for unpaid losses and loss adjustment expenses at June 30 – gross of reinsurance	$51,939,020	$48,987,443

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

The $1,737,613 increase in the provision for insured events of current year for the six months ended June 30, 2017, compared to the provision for insured events of current year for the six months ended June 30, 2016, was due primarily to an aberrational increase in the frequency and severity of accident year 2017 short-tail property claims during the three months ended March 31, 2017.

The $2,751,991 increase in the development of insured events of prior years for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily due to higher than expected long-tail liability claims in accident years 2013, 2014, and 2016.

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

14 of 29

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

In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader is appealing the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash in lieu of an appeal bond with the Los Angeles Superior Court on December 28, 2015. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company is also appealing this additional judgment. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. These cash deposits for the appeals represent 150% of the judgments. Management believes the ultimate outcome of this litigation will be covered by Crusader’s reinsurance up to reinsurance limits. Since this litigation was related to a Crusader claim in its normal course of business, management’s best estimate for ultimate liability related to this litigation was included in Crusader’s loss and loss adjustment expense reserves as of June 30, 2017, and December 31, 2016.

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the fourth individual was resolved. The Company collected $0 during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, and December 31, 2016, the agent’s balance due to Unifax was $1,181,272. As of June 30, 2017, and December 31, 2016, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at June 30, 2017, the Company continues to pursue collection of the judgments from the three principals.

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

Total revenues for the three months ended June 30, 2017, were $9,241,306 compared to $8,722,632 for the three months ended June 30, 2016, an increase of $518,674 (6%). Total revenues for the six months ended June 30, 2017, were $18,201,803 compared to $17,252,310 for the six months ended June 30, 2016, an increase of $949,493 (6%). The Company had a net loss of $890,735 for the three months ended June 30, 2017, compared to net income of $151,030 for the three months ended June 30, 2016, a decrease of $1,041,765 (690%). The Company had a net loss of $3,037,987 for the six months ended June 30, 2017, compared to a net loss of $47,957 for the six months ended June 30, 2016, an increase of $2,990,030 (6,235%).

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

15 of 29

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operation, fee income from the premium finance operation, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 93% and 92% of total revenues for the three and six months ended June 30, 2017, respectively, compared to 92% of total revenues for the three and six months ended June 30, 2016. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to total revenues.

Insurance Company Operation

As of June 30, 2017, Crusader Insurance Company (“Crusader”), a wholly owned subsidiary of the Company, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader began writing business in the states of Arizona and Washington in June 2014 and May 2017, respectively.

In October 2016, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, A.M. Best Company assigned Crusader an Issuer Credit Rating of a- (Excellent).

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

Crusader’s total direct written premium (written premium before premium ceded to reinsurers), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)

California	$10,315,353	$10,201,906	$113,447	$19,845,521	$19,332,837	$512,684
Arizona	49,961	68,905	(18,944)	89,818	120,529	(30,711)
Washington	6,444	—	6,444	6,444	—	6,444
Total direct written premium	$10,371,758	$10,270,811	$100,947	$19,941,783	$19,453,366	$488,417

Written premium is a financial measure that is defined, under the statutory accounting practices prescribed or permitted by the California Department of Insurance, as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.

The following is a reconciliation of net written premium to net earned premium (written premium after premium ceded to reinsurers):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Net written premium	$8,682,550	$8,754,768	$16,625,393	$16,460,358
Change in direct unearned premium	(479,307)	(1,051,264)	(501,849)	(1,185,753)
Change in ceded unearned premium	16,907	14,447	17,305	15,761
Net earned premium	$8,220,150	$7,717,951	$16,140,849	$15,290,366

The insurance company operation underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

16 of 29

Crusader’s underwriting profit (loss) before income taxes is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)

Net written premium	$8,682,550	$8,754,768	$(72,218)	$16,625,393	$16,460,358	$165,035
Change in net unearned premium	(462,400)	(1,036,817)	574,417	(484,544)	(1,169,992)	685,448
Net earned premium	8,220,150	7,717,951	502,199	16,140,849	15,290,366	850,483
Less:
Losses and loss adjustment expenses	5,908,674	4,858,757	1,049,917	14,433,855	9,944,251	4,489,604
Policy acquisition costs	1,591,503	1,701,091	(109,588)	3,089,137	3,400,751	(311,614)
Total underwriting expenses	7,500,177	6,559,848	940,329	17,522,992	13,345,002	4,177,990
Underwriting profit (loss) before income taxes	$719,973	$1,158,103	$(438,130)	$(1,382,143)	$1,945,364	$(3,327,507)

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Losses and loss adjustment expenses:
Provision for insured events of current year	$5,567,142	$5,603,427	$(36,285)	$12,064,708	$10,327,095	$1,737,613
Development of insured events of prior years	341,532	(744,670)	1,086,202	2,369,147	(382,844)	2,751,991
Total losses and loss adjustment expenses	$5,908,674	$4,858,757	$1,049,917	$14,433,855	$9,944,251	$4,489,604

Losses and loss adjustment expenses were 72% and 89% of net earned premium for the three and six months ended June 30, 2017, respectively, compared to 63% and 65% of net earned premium for the three and six months ended June 30, 2016, respectively. For further analysis, refer to “Results of Operations.”

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 7% and 8% of total revenues in the three and six months ended June 30, 2017, respectively, compared to approximately 8% of total revenues in the three and six months ended June 30, 2016.

Investments and Liquidity

The Company generated revenues from its total invested assets of $88,970,771 (at amortized cost) and $93,318,135 (at amortized cost) as of June 30, 2017 and 2016, respectively, and from two cash deposits placed with the Los Angeles Superior Court by Crusader in lieu of appeal bonds. These two deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178, and on March 21, 2016, for $5,449,615, and their respective balances were included in “Cash and restricted cash” on the Condensed Consolidated Balance Sheets and were not a part of the total invested assets as of June 30, 2017, and December 31, 2016.

Investment income included in insurance company operation and other insurance operations revenue increased $51,608 (24%) and $51,752 (12%) to $264,058 and $476,293 for the three and six months ended June 30, 2017, respectively, compared to $212,450 and $424,541 for the three and six months ended June 30, 2016, respectively. The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 1.1% and 1.0% for the three and six months ended June 30, 2017, respectively, from 0.8% for the three and six months ended June 30, 2016 (as defined in “Results of Operations”).

The increase in the annualized yield on average invested assets is primarily a result of a decrease in lower yielding short-term investments and an increase in higher yielding fixed maturity investments as a result of investment into new classes of fixed maturity securities. Due to the current interest rate environment, a current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of June 30, 2017, all of the Company’s investments are in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, the Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of June 30, 2017, the weighted average maturity of the Company’s investments is approximately 2.2 years.

17 of 29

Liquidity and Capital Resources

Crusader has a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, restricted cash, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, restricted cash, and investments (at amortized cost) of the Company at June 30, 2017, were $102,556,680 compared to $104,072,824 at December 31, 2016. Crusader's cash, restricted cash, and investments were 99% of the total cash and investments (at amortized cost) held by the Company as of June 30, 2017, and December 31, 2016.

The Company’s investments, at amortized cost, were as follows:

	June 30	December 31
	2017	2016
Fixed maturities:
Certificates of deposit	$45,162,000	$61,280,000
U.S. treasury securities	11,604,622	19,091,842
Corporate securities	15,913,043	—
Agency mortgage-backed securities	11,198,332	—
Total fixed maturities	83,877,997	80,371,842
Short-term investments	5,092,774	10,204,603
Total investments	$88,970,771	$90,576,445

The decrease in total investments from December 31, 2016, to June 30, 2017, is due to usage of a portion of maturity proceeds for operations.

The short-term investments include U.S. treasury bills, a U.S. treasury money market fund, short-term bonds, certificates of deposit, bank money market accounts, and a bank savings account that are all highly rated and redeemable within one year.

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

Under the new investment guidelines, investments may only include U.S. treasury notes, U.S. government agency notes, mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral, commercial mortgage-backed securities, U.S. corporate obligations, asset backed securities, (including but not limited to credit card, automobile and home equity backed securities), tax-exempt bonds, preferred stocks, common stocks, commercial paper, repurchase agreements (treasuries only), mutual funds, exchange traded funds, bank certificates of deposits, and time deposits. The new investment guidelines provide for certain investment limitations in each investment category.

18 of 29

Unless agreed to in advance in writing by Crusader, investments in the following types of securities are prohibited:

•	Mortgage loans, except for mortgage backed securities issued by an agency of the U.S. government.
•	Derivative mortgage-backed securities including interest only, principal only, and inverse floating rate securities.
•	All fixed maturity real estate securities, except mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral and commercial mortgage-backed securities.
•	Options and futures contracts.
•	All non-U.S. dollar denominated securities.
•	Any security that would not be in compliance with the regulations of Crusader’s state of domicile.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2017, and December 31, 2016, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three or six months ended June 30, 2017. The Company repurchased 8,812 shares of stock during the six months ended June 30, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings; the Company did not repurchase any stock during the three months ended June 30, 2016. The Company has or will retire all repurchased stock.

The Company reported $1,847,461 net cash used by operating activities for the six months ended June 30, 2017, compared to $1,584,173 net cash provided by operating activities for the six months ended June 30, 2016. The change in cash flows from operating activities is primarily attributable to the increase in loss and loss adjustment expense payments.  Other fluctuations in cash flows from operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and it continues to be well capitalized and adequately reserved.

Although material capital expenditures may also be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2017, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Trust restrictions on cash and short-term investments were $557,743 at June 30, 2017.

Results of Operations

All comparisons made in this discussion are comparing the three and six months ended June 30, 2017, to the three and six months ended June 30, 2016, unless otherwise indicated.

For the three and six months ended June 30, 2017, total revenues were $9,241,306 and $18,201,803, respectively, an increase of $518,674 (6%) and $949,493 (6%), compared to total revenues of $8,722,632 and $17,252,310 for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2017, the Company had a loss before taxes of $1,350,826 and $4,618,175, respectively, a decrease of $1,559,420 (748%) and $4,556,743 (7,418%), compared to income before taxes of $208,594 and a loss before taxes of $61,432 for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2017, the Company had a net loss of $890,735 and $3,037,987, respectively, a decrease of $1,041,765 (690%) and $2,990,030 (6,235%), compared to net income of $151,030 and a net loss of $47,957 for the three and six months ended June 30, 2016, respectively.

19 of 29

The increase in revenues of $518,674 (6%) for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was due primarily to an increase in net earned premium of $502,199 (7%). The increase in revenues of $949,493 (6%) for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due primarily to an increase in net earned premium of $850,483 (6%).

The decrease in income before tax of $1,559,420 (748%) for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was due primarily to the increase in loss and loss adjustment expenses of $1,049,917 (22%), the increase in salaries and employee benefits of $648,876 (54%), and the increase in other operating expenses of $448,531 (71%) partially offset by the increase in net earned premium of $502,199 (7%). The increase in loss before tax of $4,556,743 (7,418%) for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due primarily to the increase in loss and loss adjustment expenses of $4,489,604 (45%), the increase in salaries and employee benefits of $651,935 (24%), and the increase in other operating expenses of $670,483 (55%) partially offset by the increase in net earned premium of $850,483 (6%).

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements increased $100,947 (1%) and $488,417 (3%) to $10,371,758 and $19,941,783 for the three and six months ended June 30, 2017, respectively, compared to $10,270,811 and $19,453,366 for the three and six months ended June 30, 2016, respectively.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. As a result, in November 2016, Crusader filed for rate increases on several programs with the California Department of Insurance; those increases were approved on May 15, 2017, and implemented during the three months ended June 30, 2017.

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

Earned premium (before reinsurance) increased $672,904 (7%) to $9,892,451 and $1,172,330 (6%) to $19,439,934 for the three and six months ended June 30, 2017, respectively, compared to $9,219,547 and $18,267,604 for the three and six months ended June 30, 2016, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Ceded earned premium increased $170,705 (11%) to $1,672,301 and $321,847 (11%) to $3,299,085 for the three and six months ended June 30, 2017, respectively, compared to $1,501,596 and $2,977,238 for the three and six months ended June 30, 2016, respectively. Ceded earned premium as a percentage of direct earned premium was 17% for the three and six months ended June 30, 2017, and 16% for the three and six months ended June 30, 2016.

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

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under GAAP. As of June 30, 2017, all such ceded contracts are accounted for as risk transfer reinsurance.

20 of 29

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2017	2016	Increase	2017	2016	Increase

Direct earned premium	$9,892,451	$9,219,547	$672,904	$19,439,934	$18,267,604	$1,172,330
Ceded earned premium	1,672,301	1,501,596	170,705	3,299,085	2,977,238	321,847
Net earned premium	$8,220,150	$7,717,951	$502,199	$16,140,849	$15,290,366	$850,483
Ratio of ceded earned premium to direct earned premium	17%	16%		17%	16%

Investment income, included in insurance company operation and other insurance operations revenues, increased $51,608 (24%) to $264,058 and $51,752 (12%) to $476,293 for the three and six months ended June 30, 2017, respectively, compared to $212,450 and $424,541 for the three and six months ended June 30, 2016, respectively. The Company had realized gains of $155 for the three and six months ended June 30, 2017, compared to no realized gains or losses and $1,278 in realized losses for the three and six months ended June 30, 2016, respectively.

The increase in investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 1.1% and 1.0% for the three and six months ended June 30, 2017, respectively, from 0.8% for the three and six months ended June 30, 2016. The increase in the annualized yield on average invested assets is primarily a result of a decrease in lower yielding short-term investments and an increase in higher yielding fixed maturity investments and a result of investment into new classes of fixed maturity securities.

Investment income, excluding net realized investment losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Average invested assets (1) - at amortized cost	$89,505,068	$92,984,269	$89,773,607	$95,580,833
Investment income:
Insurance company operation (2)	$263,988	$212,344	$476,174	$424,344
Other insurance operations	70	106	119	197
Total investment income	$264,058	$212,450	$476,293	$424,541
Annualized yield on average invested assets (3)	1.1%	0.8%	1.0%	0.8%

(1) The average is based on the beginning and ending balances of the amortized cost of the invested assets for each respective year.

(2) Investment income from insurance company operation included $25,745 and $51,490 of interest on the cash deposits in lieu of appeal bonds for the three and six months ended June 30, 2017, respectively, compared to $25,745 and $50,745 for the three and six months ended June 30, 2016, respectively. Investment income from insurance company operation included $25,250 of investment expense for the three and six months ended June 30, 2017, compared to $0 for the three and six months ended June 30, 2016.

(3) Annualized yield on average invested assets did not include the interest on the cash deposits in lieu of appeal bonds.

The par value, amortized cost, estimated market value, and weighted average yield of fixed maturity investments by contractual maturity, are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at June 30, 2017:
Due in one year or less	$34,660,000	$34,657,103	$34,654,938	1.0%
Due after one year through five years	39,902,823	40,159,954	40,146,551	1.6%
Due after five years through ten years	8,896,729	9,060,940	9,072,635	2.9%
Total	$83,459,552	$83,877,997	$83,874,124	1.5%

21 of 29

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at December 31, 2016:
Due in one year or less	$52,282,000	$52,273,745	$52,286,222	0.8%
Due after one year through five years	28,098,000	28,098,097	28,097,703	1.1%
Due after five years through ten years	—	—	—	—
Total	$80,380,000	$80,371,842	$80,383,925	0.9%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 2.2 and 1.0 years as of June 30, 2017, and December 31, 2016, respectively. Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of June 30, 2017, and December 31, 2016, the Company’s investment portfolio effective duration was below the target.

At June 30, 2017, the Company had ten fixed maturity securities with an unrealized loss of $37,197 for a continuous period of less than 12 months and one fixed maturity security with an unrealized loss of $434 for a continuous period of more than 12 months. At December 31, 2016, the Company had no fixed maturity securities with gross unrealized losses for a continuous period of less than 12 months and three fixed maturity securities with gross unrealized losses of $2,122 for a continuous period of more than 12 months.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of June 30, 2017, and December 31, 2016, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. During the three and six months ended June 30, 2017, the Company sold three fixed maturity investments and realized a net investment gain of $155 on the sales. The Company sold three certificates of deposit during the six months ended June 30, 2016, and realized an investment loss of $1,278 on the sales; the Company did not sell any securities during the three months ended June 30, 2016. Unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other Income, included in insurance company operation and other insurance operations revenues, decreased $374 (1%) to $67,310 and $4,743 (3%) to $135,537 for the three and six months ended June 30, 2017, respectively, compared to $67,684 and $140,280 for the three and six months ended June 30, 2016, respectively.

Gross commissions and fees decreased $37,486 (5%) to $671,453 and increased $46,444 (3%) to $1,412,628 for the three and six months ended June 30, 2017, respectively, compared to $708,939 and $1,366,184 for the three and six months ended June 30, 2016, respectively.

The changes in gross commission and fee income for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
						Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)

Policy fee income	$407,245	$432,518	$(25,273)	$814,590	$842,507	$(27,917)
Health insurance program	246,695	256,899	(10,204)	557,906	474,711	83,195
Membership and fee income	17,513	19,522	(2,009)	35,756	40,147	(4,391)
Daily automobile rental insurance program contingent commission	—	—	—	4,376	8,819	(4,443)
Total	$671,453	$708,939	$(37,486)	$1,412,628	$1,366,184	$46,444

22 of 29

Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of the Company, sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $25,273 (6%) and $27,917 (3%) in the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, due primarily to reduction in policy counts.

American Insurance Brokers, Inc. (“AIB”), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $10,204 (4%) and increased $83,195 (18%) in the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The increase in commission income reported in the six months ended June 30, 2017, when compared to the prior year period, is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers received during the three months ended March 31, 2017.

Insurance Club, Inc., dba AAQHC, An Administrator (“AAQHC”), a wholly owned subsidiary of the Company, is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $2,009 (10%) and $4,391 (11%) in the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. This decrease is primarily a result of a decrease in the number of individual members.

The daily automobile rental insurance program was produced by Bedford Insurance Services, Inc. (“Bedford”), a wholly owned subsidiary of the Company. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written. The Company no longer actively markets this program.

Finance fees earned consist of late fees, returned check fees and payment processing fees. These fees earned by American Acceptance Corporation (“AAC”), a wholly owned subsidiary of the Company, increased $2,572 (16%) to $18,180 and $4,124 (13%) to $36,341 for the three and six months ended June 30, 2017, respectively, compared to $15,608 and $32,217 for the three and six months ended June 30, 2016, respectively. The increases in fees earned during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, are primarily a result of more late fees earned during the current periods compared to the prior year periods. During the three and six months ended June 30, 2017, AAC issued 800 and 1,543 loans, respectively, and had 2,307 loans outstanding as of June 30, 2017. During the three and six months ended June 30, 2016, AAC issued 817 and 1,622 loans, respectively, and had 2,422 loans outstanding as of June 30, 2016. AAC provides premium financing only for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010, and, therefore, did not earn any finance charges during the three and six months ended June 30, 2017 and 2016. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 72% and 89% of net earned premium for the three and six months ended June 30, 2017, respectively, compared to 63% and 65% of net earned premium for the three and six months ended June 30, 2016, respectively.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

23 of 29

	Three Months Ended June 30
	2017	2017 Loss Ratio	2016	2016 Loss Ratio	Increase (Decrease)

Net earned premium	$8,220,150		$7,717,951		$502,199

Losses and loss adjustment expenses:
Provision for insured events of current year	5,567,142	68%	5,603,427	73%	(36,285)
Development of insured events of prior years	341,532	4%	(744,670)	(10)%	1,086,202
Total losses and loss adjustment expenses	$5,908,674	72%	$4,858,757	63%	$1,049,917

	Six Months Ended June 30
	2017	2017 Loss Ratio	2016	2016 Loss Ratio	Increase

Net earned premium	$16,140,849		$15,290,366		$850,483

Losses and loss adjustment expenses:
Provision for insured events of current year	12,064,708	75%	10,327,095	68%	1,737,613
Development of insured events of prior years	2,369,147	14%	(382,844)	(3)%	2,751,991
Total losses and loss adjustment expenses	$14,433,855	89%	$9,944,251	65%	$4,489,604

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

The $1,737,613 increase in the provision for insured events of current year for the six months ended June 30, 2017, compared to the provision for insured events of current year for the six months ended June 30, 2016, was due primarily to an aberrational increase in the frequency and severity of accident year 2017 short-tail property claims during the three months ended March 31, 2017.

The $1,086,202 increase in the development of insured events of prior years for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily due to higher than expected long-tail liability claims in accident years 2013 and 2014.

The $2,751,991 increase in the development of insured events of prior years for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily due to higher than expected long-tail liability claims in accident years 2013, 2014, and 2016.

While it is difficult to estimate adequacy of loss and loss adjustment expense reserves, historically, the Company was able to establish sufficient loss and loss adjustment expense reserves to mitigate adverse prior accident year developments.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since March 31, 2014:

24 of 29

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses
Three Months Ended:
June 30, 2017	$5,567,142	$341,532	$5,908,674
March 31, 2017	6,497,566	2,027,615	8,525,181
December 31, 2016	5,731,198	(886,671)	4,844,527
September 30, 2016	6,792,115	1,245,985	8,038,100
June 30, 2016	5,603,427	(744,670)	4,858,757
March 31, 2016	4,723,668	361,826	5,085,494
December 31, 2015	5,125,146	164,230	5,289,376
September 30, 2015	5,195,943	(849,426)	4,346,517
June 30, 2015	5,280,840	(647,324)	4,633,516
March 31, 2015	6,005,699	(1,111,792)	4,893,907
December 31, 2014	4,473,359	(552,836)	3,920,523
September 30, 2014	4,686,287	(529,807)	4,156,480
June 30, 2014	4,455,943	(808,178)	3,647,765
March 31, 2014	4,310,293	(1,417,943)	2,892,350

The variability of Crusader’s losses and loss adjustment expenses for the periods presented is due primarily to Crusader’s small and diverse policyholders and claims population, which may result in greater fluctuations in claim frequency and/or severity. In addition, Crusader’s reinsurance retention, which is relatively high in relationship to its net earned premium, can result in increased loss ratio volatility when large losses are incurred in a relatively short period of time. Nevertheless, management believes that its reinsurance retention is reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

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

At the end of each fiscal quarter, the Company’s loss and loss adjustment expense reserves for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer and by an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and incurred but not reported losses is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

25 of 29

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These policy acquisition costs include Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Ceding commission is received on excess of loss ceded premium, and no ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its policy acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These policy acquisition costs were approximately 19% of net earned premium for the three and six months ended June 30, 2017, compared to 22% for the three and six months ended June 30, 2016. The policy acquisition costs decreased in the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, due primarily to lower commission expense as a result of the loss experience for the three and six months ended June 30, 2017.

The policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2017	2016	Decrease	2017	2016	Decrease

Policy acquisition costs	$1,591,503	$1,701,091	$(109,588)	$3,089,137	$3,400,751	$(311,614)
Ratio to net earned premium (GAAP ratio)	19%	22%		19%	22%

Salaries and employee benefits increased $684,876 (54%) to $1,964,725 and $651,935 (24%) to $3,313,368 for the three and six months ended June 30, 2017, respectively, compared to $1,279,849 and $2,661,433 for the three and six months ended June 30, 2016, respectively.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended June 30
	2017	2016	Increase (Decrease)

Total salaries and employee benefits incurred	$2,620,615	$1,994,064	$626,551
Less: charged to losses and loss adjustment expenses	(302,683)	(281,468)	(21,215)
Less: capitalized to policy acquisition costs	(353,207)	(432,747)	79,540
Net amount charged to operating expenses	$1,964,725	$1,279,849	$684,876

	Six Months Ended June 30
	2017	2016	Increase (Decrease)

Total salaries and employee benefits incurred	$4,617,886	$4,024,984	$592,902
Less: charged to losses and loss adjustment expenses	(625,701)	(569,582)	(56,119)
Less: capitalized to policy acquisition costs	(678,817)	(793,969)	115,152
Net amount charged to operating expenses	$3,313,368	$2,661,433	$651,935

The increase in salaries and employee benefits incurred for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, is due primarily to costs associated with a termination of an employment agreement with an employee; there are no such agreements for any other employees other than those agreements disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Commissions to agents/brokers increased $4,358 (11%) to $44,994 and $5,828 (7%) to $86,883 for the three and six months ended June 30, 2017, respectively, compared to $40,636 and $81,055 for the three and six months ended June 30, 2016.

26 of 29

Other operating expenses increased $448,531 (71%) to $1,082,236 and $670,483 (55%) to $1,896,735 for the three and six months ended June 30, 2017, respectively, compared to $633,705 and $1,226,252 for the three and six months ended June 30, 2016, respectively. The increase in other operating expenses for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, is related primarily to fees associated with the California Department of Insurance financial examination of Crusader and consulting expenses. The financial examination, as reported in the Company’s Form 10-K for the year ended December 31, 2016, has been completed, but the results have not been made public by the California Department of Insurance. Management does not anticipate the financial examination findings will have material impact on Crusader’s operations or financial statements.

Income tax benefit increased $517,655 (899%) to $460,091 (34% of pre-tax income) and $1,566,713 (11,627%) to $1,580,188 (34% of pre-tax loss) for the three and six months ended June 30, 2017, respectively, compared to an income tax expense of $57,564 (28% of pre-tax income) and an income tax benefit of $13,475 (22% of pre-tax loss) for the three and six months ended June 30, 2016, respectively. The income tax provision is primarily related to income before taxes. The calculated tax rate for the six months ended June 30, 2017, consisted of a federal tax benefit rate of 34% and a state income tax expense rate of approximately 0.6%. The calculated tax rate for the six months ended June 30, 2016, consisted of a federal tax benefit rate of 30% and a state income tax expense rate of approximately 8%.

Forward Looking Statements

Certain statements contained herein, including the sections entitled “Business,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts are forward looking. These statements, which may be identified by forward looking words or phrases such as “anticipate,” “appear,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” and “would” involve risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include: underwriting or marketing actions not being effective; rate increases for coverages not being sufficient; premium rate adequacy relating to competition or regulation; actual versus estimated claim experience; the outcome of rate change filings with regulatory authorities; acceptance by insureds of rate changes; adequacy of rate changes; changes in Crusader’s A.M. Best rating; regulatory changes or developments; the outcome of regulatory proceedings; unforeseen calamities; general market conditions; and the Company’s ability to introduce new profitable products.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Condensed Consolidated Balance Sheets include a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets consist of the following:

	June 30 2017	December 31 2016	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$38,715,997	$19,091,842	$19,624,155
Short-term cash investments (at cost)	5,092,774	10,204,603	(5,111,829)
Certificates of deposit - over 1 year (at cost)	45,162,000	61,280,000	(16,118,000)
Total invested assets	$88,970,771	$90,576,445	$(1,605,674)

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2017, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

27 of 29

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following is a new risk factor in addition to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016, in response to Item 1A to Part I of Form 10-K.

The Company may incur losses in excess of reinsurance limits.

Any losses in excess of the Company’s reinsurance limits would have a negative impact to the Company’s financial statements.

ITEM 6 – EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

28 of 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: August 11, 2017 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer (Principal Executive Officer)

Date: August 11, 2017 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer and Chief Financial Officer (Principal

Accounting and Principal Financial Officer)

29 of 29