Form 10-Q
period 2017-09-30
UNICO AMERICAN CORP
filed 2017-11-14
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017 or

[ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File No. 000-03978

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Common Stock, no par value per share	5,307,133

1 of 32

UNICO AMERICAN CORPORATION

2 of 32

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including statements in the sections entitled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995 and Unico American Corporation (the “Company”) intends that such forward-looking statements are subject to the safe harbors created thereby. These statements, which may be identified by words or phrases such as “anticipate,” “appear,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “will,” “may,” “likely,” “future,” “should,” “could,” and “would” and similar words, are intended to identify forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, trends in its businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of the Company’s management based on available information and involve certain risks and uncertainties, many of which are beyond the control of the Company. Such risks and uncertainties could cause actual results to differ materially from those anticipated by these forward-looking statements. Factors that could cause actual results to differ materially include, among others: failure to meet minimum capital and surplus requirements; vulnerability to significant catastrophic property loss; a change in accounting standards issued by the Financial Accounting Standards Board; required adoption of International Financial Reporting Standards; ability to adjust claims accurately; insufficiency of loss and loss adjustment expense reserves to cover future losses; ability to realize deferred tax assets; ability to accurately underwrite risks and charge adequate premium; ability to obtain reinsurance or collect from reinsurers; extensive regulation and legislative changes; reliance on subsidiaries to satisfy obligations; downgrade in financial strength rating by AM Best; intense competition; changes in interest rates; investments subject to credit, prepayment and other risks; geographic concentration; reliance on independent insurance agents and brokers; insufficient reserve for doubtful accounts; litigation; enforceability of exclusions and limitations in policies; reliance on information technology systems; ability to prevent or detect acts of fraud with disclosure controls and procedures; change in general economic conditions; dependence on key personnel; ability to attract, develop and retain employees and maintain appropriate staffing levels; insolvency, financial difficulties, or default in performance of obligations by parties with significant contracts or relationships; implementation of new computer software; ability to effectively compete; maximization of long-term value and no focus on short-term earnings expectations; control by a small number of shareholders; failure to maintain effective system of internal controls; difficulty in effecting a change of control or sale of any subsidiaries; and losses in excess of reinsurance limits. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

3 of 32

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2017	2016
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $84,279,349 at September 30, 2017, and $80,371,842 at December 31, 2016)	$84,268,895	$80,383,925
Short-term investments, at fair value	13,080,515	10,204,603
Total Investments	97,349,410	90,588,528
Cash and restricted cash	230,376	13,496,379
Accrued investment income	435,706	185,916
Receivables, net	6,046,875	6,008,083
Reinsurance recoverable:
Paid losses and loss adjustment expenses	1,692,142	260,744
Unpaid losses and loss adjustment expenses	11,890,854	9,520,970
Deferred policy acquisition costs	4,230,832	4,432,299
Property and equipment, net	10,117,563	10,282,532
Deferred income taxes	1,231,499	1,177,346
Other assets	4,853,239	2,269,408
Total Assets	$138,078,496	$138,222,205

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$53,066,515	$47,055,787
Unearned premiums	19,472,136	19,374,740
Advance premium and premium deposits	429,560	224,055
Accrued expenses and other liabilities	2,155,975	2,660,983
Total Liabilities	$75,124,186	$69,315,565

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,307,133 shares issued and outstanding at September 30, 2017, and December 31, 2016	$3,772,872	$3,761,320
Accumulated other comprehensive income (loss)	(6,900)	7,975
Retained earnings	59,188,338	65,137,345
Total Stockholders’ Equity	$62,954,310	$68,906,640

Total Liabilities and Stockholders' Equity	$138,078,496	$138,222,205

See notes to condensed consolidated financial statements (unaudited).

4 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
REVENUES
Insurance company operation:
Net earned premium	$8,168,252	$7,980,930	$24,309,101	$23,271,296
Net investment income	309,405	234,495	785,579	658,839
Net realized investment gains (losses)	373	—	528	(1,278)
Other income	108,169	66,147	243,642	201,425
Total Insurance Company Operation	8,586,199	8,281,572	25,338,850	24,130,282

Other insurance operations:
Gross commissions and fees	685,288	697,245	2,097,916	2,063,429
Investment income	87	75	206	272
Finance fees earned	21,814	18,450	58,155	50,667
Other income	1	1,000	65	6,002
Total Revenues	9,293,389	8,998,342	27,495,192	26,250,652

EXPENSES
Losses and loss adjustment expenses	9,917,896	8,038,100	24,351,751	17,982,351
Policy acquisition costs	1,854,212	1,741,499	4,943,350	5,142,250
Salaries and employee benefits	1,221,182	1,318,622	4,534,550	3,980,055
Commissions to agents/brokers	39,737	40,324	126,620	121,379
Other operating expenses	695,587	826,519	2,592,318	2,052,771
Total Expenses	13,728,614	11,965,064	36,548,589	29,278,806

Loss before taxes	(4,435,225)	(2,966,722)	(9,053,397)	(3,028,154)
Income tax benefit	1,507,976	1,013,225	3,104,390	1,026,700
Net Loss	$(2,927,249)	$(1,953,497)	$(5,949,007)	$(2,001,454)

PER SHARE DATA:
Basic
Loss per share	$(0.55)	$(0.37)	$(1.12)	$(0.38)
Weighted average shares	5,307,133	5,307,133	5,307,133	5,307,881
Diluted
Loss per share	$(0.55)	$(0.37)	$(1.12)	$(0.38)
Weighted average shares	5,307,133	5,307,133	5,307,133	5,307,881

See notes to condensed consolidated financial statements (unaudited).

5 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Net loss	$(2,927,249)	$(1,953,497)	$(5,949,007)	$(2,001,454)
Other changes in comprehensive loss:
Changes in net unrealized gains (losses) on securities classified as available-for-sale arising during the period	(6,581)	(21,186)	(22,537)	82,614
Income tax benefit (expense) related to changes in unrealized gains on securities classified as available-for-sale arising during the period	2,238	7,203	7,662	(28,089)
Comprehensive Loss	$(2,931,592)	$(1,967,480)	$(5,963,882)	$(1,946,929)

See notes to condensed consolidated financial statements (unaudited).

6 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
	2017	2016
Cash flows from operating activities:
Net loss	$(5,949,007)	$(2,001,454)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	386,250	361,490
Bond amortization, net	(533,123)	(12,897)
Bad debt expense	15,534	385
Non-cash stock based compensation	11,552	17,328
Realized investment (gains) losses	(528)	1,278
Changes in assets and liabilities:
Net receivables and accrued investment income	(304,116)	(726,376)
Reinsurance recoverable	(3,801,282)	237,404
Deferred policy acquisition costs	201,467	(313,431)
Other assets	478,373	698,737
Unpaid losses and loss adjustment expenses	6,010,728	727,884
Unearned premium	97,396	1,322,906
Advance premium and premium deposits	205,505	277,193
Accrued expenses and other liabilities	(505,008)	330,730
Income taxes current/deferred	(3,108,695)	(1,037,537)
Net Cash Used by Operating Activities	(6,794,954)	(116,360)

Cash flows from investing activities:
Purchase of fixed maturity investments	(44,321,953)	(12,032,000)
Proceeds from maturity of fixed maturity investments	39,354,000	10,894,000
Proceeds from sale of fixed maturity investments	1,594,097	744,722
Net (increase) decrease in short-term investments	(2,875,912)	7,466,195
Additions to property and equipment	(221,281)	(536,584)
Net Cash (Used by) Provided by Investing Activities	(6,471,049)	6,536,333

Cash flows from financing activities:
Repurchase of common stock	—	(89,582)
Net Cash Used by Financing Activities	—	(89,582)

Net (decrease) increase in cash and restricted cash	(13,266,003)	6,330,391
Cash and restricted cash at beginning of period	13,496,379	8,258,673
Cash and Restricted Cash at End of Period	$230,376	$14,589,064

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	$8,774

See notes to condensed consolidated financial statements (unaudited).

7 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to the current quarter’s presentation.

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

8 of 32

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2017, and December 31, 2016, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three or nine months ended September 30, 2017. The Company repurchased 8,812 shares of stock during the nine months ended September 30, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings; the Company did not repurchase any stock during the three months ended September 30, 2016. The Company has retired and intends to retire all repurchased stock, as applicable.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Basic Loss Per Share
Net loss	$(2,927,249)	$(1,953,497)	$(5,949,007)	$(2,001,454)

Weighted average shares outstanding	5,307,133	5,307,133	5,307,133	5,307,881

Basic loss per share	$(0.55)	$(0.37)	$(1.12)	$(0.38)

Diluted Loss Per Share
Net loss	$(2,927,249)	$(1,953,497)	$(5,949,007)	$(2,001,454)

Weighted average shares outstanding	5,307,133	5,307,133	5,307,133	5,307,881
Effect of dilutive securities	—	—	—	—
Diluted shares outstanding	5,307,133	5,307,133	5,307,133	5,307,881

Diluted loss per share	$(0.55)	$(0.37)	$(1.12)	$(0.38)

Basic earnings per share exclude the impact of common share equivalents and are based upon the weighted average common shares outstanding. Diluted earnings per share utilize the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted loss per share, as the inclusion of stock options would have an anti-dilutive effect. As of September 30, 2017 and 2016, the Company had 0 and 222 common share equivalents that were excluded in the three months diluted loss per share calculation, respectively, and 0 and 530 common share equivalents that were excluded in the nine months diluted loss per share calculation, respectively.

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

9 of 32

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows: Restricted Cash.” This ASU requires that a statement of cash flows explains the change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company early adopted this ASU as of December 31, 2016, and this ASU was applied using a retrospective approach for each period presented. Upon adoption of this ASU, the Company's consolidated statements of cash flows included restricted cash in the beginning-of-period and end-of-period total amounts for cash and restricted cash. This ASU did not have a material impact on the Company’s consolidated financial statements, but this ASU required additional disclosures in “Note 10 – Cash and Restricted Cash” to these condensed consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09 “Disclosures About Short-Duration Contracts.” The objective of this ASU is to increase transparency about significant estimates in unpaid losses and loss adjustment expenses and provide additional information about the amount, timing and uncertainty of cash flows related to unpaid losses and loss adjustment expenses. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for loss and loss expense reserves, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a roll forward of the liability of loss and loss expense reserves for annual and interim reporting periods. The effective date of ASU 2015-09 was for annual reporting periods beginning after December 15, 2015, and interim reporting periods beginning after December 15, 2016. The Company adopted this ASU as of December 31, 2016. This ASU did not have a material impact on the Company’s consolidated financial statements, but this ASU required additional disclosures in “Note 11 – Unpaid Losses and Loss Adjustment Expenses” to these condensed consolidated financial statements.

NOTE 5 – ACCOUNTING FOR INCOME TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to a tax allocation agreement, the Company’s subsidiaries, Crusader Insurance Company (“Crusader”) and American Acceptance Corporation (“AAC”), are allocated taxes or tax credits, in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2013 and California state income tax authorities for tax returns filed starting at taxable year 2012. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of September 30, 2017, and December 31, 2016, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states in which Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

10 of 32

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30	December 31
	2017	2016

Building and leasehold improvements located in Calabasas, California	$8,352,180	$8,339,807
Furniture, fixtures and equipment	2,707,211	2,673,670
Computer software	344,544	169,177
Accumulated depreciation and amortization	(3,073,857)	(2,687,607)
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$10,117,563	$10,282,532

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and nine months ended September 30, 2017, was $121,540 and $386,250, respectively, and for the three and nine months ended September 30, 2016, was $121,577 and $361,490, respectively.

For the three and nine months ended September 30, 2017, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $83,257 and $198,902, respectively, and for the three and nine months ended September 30, 2016, rental revenue from non-affiliated tenants in the amount of $55,099 and $171,133, respectively. This rental revenue is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

The Calabasas building has incurred operating expenses (including depreciation) in the amount of $201,701 and $549,295 for the three and nine months ended September 30, 2017, respectively, and $207,401 and $543,638 for the three and nine months ended September 30, 2016, respectively. These operating expenses are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of September 30, 2017, 14,481 square feet of the Calabasas building was leased to non-affiliated entities. As of September 30, 2017, the Calabasas building was fully occupied.

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

NOTE 7 – SEGMENT REPORTING

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% of total revenues for each of the three and nine months ended September 30, 2017, and the three and nine months ended September 30, 2016. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to total revenues.

11 of 32

Revenues, loss before income taxes, and assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Revenues
Insurance company operation	$8,586,199	$8,281,572	$25,338,850	$24,130,282

Other insurance operations	3,346,184	3,367,469	10,311,036	10,108,721
Intersegment eliminations (1)	(2,638,994)	(2,650,699)	(8,154,694)	(7,988,351)
Total other insurance operations	707,190	716,770	2,156,342	2,120,370

Total revenues	$9,293,389	$8,998,342	$27,495,192	$26,250,652

Loss Before Income Taxes
Insurance company operation	$(3,917,854)	$(2,414,571)	$(7,328,672)	$(1,856,083)
Other insurance operations	(517,371)	(552,151)	(1,724,725)	(1,172,071)
Total loss before income taxes	$(4,435,225)	$(2,966,722)	$(9,053,397)	$(3,028,154)

	September 30	December 31
	2017	2016
Assets
Insurance company operation	$127,140,004	$124,325,620
Intersegment eliminations (2)	(4,514,427)	(1,579,820)
Total insurance company operation	122,625,577	122,745,800
Other insurance operations	15,452,919	15,476,405
Total assets	$138,078,496	$138,222,205

(1)	Intersegment revenue eliminations reflect rents paid by Unico to Crusader for space leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

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

12 of 32

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis and are allocated among the three levels within the fair value hierarchy as of September 30, 2017, and December 31, 2016:

	Level 1	Level 2	Level 3	Total
September 30, 2017
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$9,519,063	$—	$—	$9,519,063
Corporate securities	—	22,995,709	—	22,995,709
Agency mortgage-backed securities	—	15,928,123	—	15,928,123
Certificates of deposit	—	35,826,000	—	35,826,000
Total fixed maturity securities	9,519,063	74,749,832	—	84,268,895
Short-term investments	12,080,638	999,877	—	13,080,515
Total financial instruments at fair value	$21,599,701	$75,749,709	$—	$97,349,410

	Level 1	Level 2	Level 3	Total
December 31, 2016
Financial instruments:
Fixed maturity securities:
U.S. treasury securities	$19,103,925	$—	$—	$19,103,925
Certificates of deposit	—	61,280,000	—	61,280,000
Total fixed maturity securities	19,103,925	61,280,000	—	80,383,925
Short-term investments	10,204,603	—	—	10,204,603
Total financial instruments at fair value	$29,308,528	$61,280,000	$—	$90,588,528

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the three and nine months ended September 30, 2017 and 2016.

NOTE 9 – INVESTMENTS

A summary of investment income, net of investment expenses, and net realized gains and losses is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Fixed maturities	$323,023	$196,327	$746,787	$554,992
Short-term investments	(13,335)	38,243	64,444	104,119
Gross investment income	309,688	234,570	811,231	659,111
Less investment expenses	(196)	—	(25,446)	—
Net investment income	309,492	234,570	785,785	659,111
Net realized gains (losses)	373	—	528	(1,278)
Net investment income, realized gains and losses	$309,865	$234,570	$786,313	$657,833

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Available for sale:
Fixed maturities:
Certificates of deposit	$35,826,000	$—	$—	$35,826,000
U.S. treasury securities	9,528,210	248	(9,395)	9,519,063
Corporate securities	22,983,627	49,063	(36,981)	22,995,709
Agency mortgage-backed securities	15,941,512	3,754	(17,143)	15,928,123
Total fixed maturities	$84,279,349	$53,065	$(63,519)	$84,268,895

13 of 32

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Available for sale:
Fixed maturities:
Certificates of deposit	$61,280,000	$—	$—	$61,280,000
U.S. treasury securities	19,091,842	14,205	(2,122)	19,103,925
Total fixed maturities	$80,371,842	$14,205	$(2,122)	$80,383,925

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes is shown below:

	September 30	December 31
	2017	2016

Gross unrealized gains of fixed maturities	$53,065	$14,205
Gross unrealized (losses) of fixed maturities	(63,519)	(2,122)
Net unrealized gains (losses) on investments	(10,454)	12,083
Deferred federal tax (expense) benefit	3,554	(4,108)
Net unrealized gains (losses), net of deferred income taxes	$(6,900)	$7,975

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2017:
U.S. treasury securities	$9,519,063	$(9,395)	$—	$—
Corporate securities	9,731,038	(36,981)	—	—
Agency mortgage-backed securities	12,973,738	(17,143)	—	—
Total	$32,223,839	$(63,519)	$—	$—

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2016:
U.S. treasury securities	$—	$—	$9,097,285	$(2,122)
Total	$—	$—	$9,097,285	$(2,122)

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of September 30, 2017, and December 31, 2016, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. During the three months ended September 30, 2017, the Company sold two fixed maturity investments and realized a net investment gain of $373 on the sales. During the nine months ended September 30, 2017, the Company sold four fixed maturity investments and realized a net investment gain of $528 on the sales. The Company sold three certificates of deposit during the nine months ended September 30, 2016, and realized an investment loss of $1,278 on the sales; the Company did not sell any securities during the three months ended September 30, 2016. Unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

14 of 32

The Company’s investment in certificates of deposit included $35,426,000 and $60,780,000 of brokered certificates of deposit as of September 30, 2017, and December 31, 2016, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificate of deposit investments are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered certificates of deposit are within the FDIC insured permissible limits.

The following securities from four different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada:

	September 30	December 31
	2017	2016

Certificates of deposit	$400,000	$500,000
Short-term investments	200,000	100,000
Total state held deposits	$600,000	$600,000

All of the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	September 30	December 31
	2017	2016

U.S. treasury money market fund	$6,673,261	$8,542,292
U.S. treasury bills	1,174,217	—
Short-term bonds	999,877	—
Certificates of deposit	200,000	1,098,000
Commercial paper	998,570	—
Bank money market accounts	3,032,827	562,548
Bank savings accounts	1,763	1,763
Total short-term investments	$13,080,515	$10,204,603

NOTE 10 – CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30	December 31
	2017	2016

Cash	$230,376	$122,586
Restricted cash	—	13,373,793
Cash and restricted cash	$230,376	$13,496,379

The restricted cash was represented by two cash deposits placed by Crusader with the Los Angeles Superior Court in lieu of appeal bonds. In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader appealed the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash with the Los Angeles Superior Court on December 28, 2015, in lieu of an appeal bond. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. Crusader appealed this additional judgment. That additional appeal required an additional $5,449,615 cash deposit, which was made on March 21, 2016, in lieu of an appeal bond. In September 2017, the two judgments were settled between the parties thereto for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court for the two appeals in the amount of $6,373,793 were returned to Crusader and were invested in fixed maturities and short-term investments.

15 of 32

NOTE 11 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Nine Months Ended September 30
	2017	2016

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$47,055,787	$49,093,571
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	9,520,970	9,636,961
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	37,534,817	39,456,610

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	18,046,953	17,119,210
Development of insured events of prior years	6,304,798	863,141
Total incurred losses and loss adjustment expenses	24,351,751	17,982,351

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	4,375,729	4,783,251
Attributable to insured events of prior years	16,335,178	12,487,969
Total payments	20,710,907	17,271,220

Reserve for unpaid losses and loss adjustment expenses at September 30 – net of reinsurance	41,175,661	40,167,741
Reinsurance recoverable on unpaid losses and loss adjustment expenses	11,890,854	9,653,714
Reserve for unpaid losses and loss adjustment expenses at September 30 – gross of reinsurance	$53,066,515	$49,821,455

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

The $927,743 increase in the provision for insured events of current year for the nine months ended September 30, 2017, compared to the provision for insured events of current year for the nine months ended September 30, 2016, was due primarily to an aberrational increase in the frequency and severity of accident year 2017 short-tail property claims during the three months ended March 31, 2017.

The $5,441,657 increase in the development of insured events of prior years for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to higher than expected severity of long-tail assault and battery liability claims in accident years 2011, 2014, and 2016 associated with Crusader’s Food, Beverage and Entertainment program. The Company believes the increase in the severity for these claims as compared to prior periods is due to relatively recent social, legal, and economic changes. The development on the accident year 2011 was due primarily to $1,497,499 in additional losses and loss adjustment expenses incurred due to the September 2017 $7,000,000 settlement (see Note 12). The developments on the accident years 2014 and 2016 were due primarily to the unexpected increase in the severity of existing assault and battery claims. As a result of the foregoing losses and loss adjustment expenses and the observed trend of increasing severity of assault and battery claims, the Company decided to significantly curtail or entirely exclude coverage for risks of assault and battery covered through the Food, Beverage and Entertainment program.

16 of 32

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

In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader appealed the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash in lieu of an appeal bond with the Los Angeles Superior Court on December 28, 2015. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. Crusader appealed this additional judgment. That additional appeal required an additional cash deposit in lieu of an appeal bond of $5,449,615. The additional cash deposit was made on March 21, 2016. In September 2017, the two judgments were settled between the parties thereto for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court for the two appeals were returned to Crusader.

One of the Company’s agents, which the Company appointed in 2008 to assist in expanding its Transportation program, failed to pay the net premium and policy fees due to Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the fourth individual was resolved. The Company collected $0 during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, and December 31, 2016, the agent’s balance due to Unifax was $1,181,272. As of September 30, 2017, and December 31, 2016, the Company’s bad debt reserve associated with this matter was $1,181,272 which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at September 30, 2017, the Company continues to pursue collection of the judgments from the three principals.

NOTE 13 – SUBSEQUENT EVENTS

In October 2017, a number of wildfires burned through several Northern California counties. The Company has received three claims related to these fires and began adjusting them. As of the date of this report, the Company believes these three claims will not materially and adversely impact the Company's consolidated financial statements. Due to the recent nature and scale of these events, however, it is difficult to estimate ultimate losses related to the wildfires and their potential impact on the Company’s consolidated financial statements and related disclosures.

On October 24, 2017, Crusader issued a cash dividend of $3,000,000 to Unico, its parent and sole shareholder. This dividend was used primarily for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2016, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2017 is $5,912,044.

17 of 32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Unico American Corporation, referred to herein as the "Company” or “Unico," is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, health and life insurance through its agency subsidiaries; provides insurance premium financing; and provides membership association services.

Total revenues for the three months ended September 30, 2017, were $9,293,389 compared to $8,998,342 for the three months ended September 30, 2016, an increase of $295,047 (3%). Total revenues for the nine months ended September 30, 2017, were $27,495,192 compared to $26,250,652 for the nine months ended September 30, 2016, an increase of $1,244,540 (5%). The Company had a net loss of $2,927,249 for the three months ended September 30, 2017, compared to a net loss of $1,953,497 for the three months ended September 30, 2016, an increase of $973,752 (50%). The Company had a net loss of $5,949,007 for the nine months ended September 30, 2017, compared to a net loss of $2,001,454 for the nine months ended September 30, 2016, an increase of $3,947,553 (197%).

In December 2015, a judgment was finalized on a Crusader Insurance Company (“Crusader”, a wholly owned subsidiary of the Company) policy liability claim. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. In September 2017, the two judgments were settled between the parties thereto for a total of $7,000,000. As a result of this settlement, the Company incurred $1,422,499 and $1,497,499 in additional losses and loss adjustment expenses during the three and nine months ended September 30, 2017, respectively.

This overview discusses relevant material factors that management considers in evaluating the Company's performance, prospects and risks. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including management’s discussion and analysis of financial condition and results of operations and the Company's consolidated financial statements and notes thereto, as filed with the Securities and Exchange Commission.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operation, fee income from the premium finance operation, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92% of total revenues for each of the three and nine months ended September 30, 2017, and the three and nine months ended September 30, 2016. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to total revenues.

Insurance Company Operation

As of September 30, 2017, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader began writing business in the states of Arizona and Washington in September 2014 and May 2017, respectively.

In October 2016, A.M. Best Company reaffirmed Crusader’s financial strength rating of A- (Excellent) and a rating outlook of “stable.” In addition, in October 2016, A.M. Best Company assigned Crusader an Issuer Credit Rating of a- (Excellent).

The property and casualty insurance business is cyclical in nature. The conditions of a soft market include premium rates that are stable or falling and insurance is readily available. Contrarily, “hard market” conditions occur during periods in which premium rates rise and coverage may be more difficult to find. The Company believes that the California property and casualty insurance market is intensely competitive but relatively stable.

18 of 32

Crusader’s total direct written premium (direct written premium before premium ceded to reinsurers), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2017	2016	(Decrease)	2017	2016	Increase (Decrease)

California	$9,428,307	$9,639,380	$(211,073)	$29,273,828	$28,972,217	$301,611
Arizona	17,898	27,666	(9,768)	107,716	148,195	(40,479)
Washington	—	—	—	6,444	—	6,444
Total direct written premium	$9,446,205	$9,667,046	$(220,841)	$29,387,988	$29,120,412	$267,576

Written premium is a financial measure that is defined under the statutory accounting practices prescribed or permitted by the California Department of Insurance as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.

The following is a reconciliation of net written premium (direct written premium after premium ceded to reinsurers) to net earned premium:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Net written premium	$7,754,793	$8,120,565	$24,380,186	$24,580,923
Change in direct unearned premium	404,454	(137,144)	(97,396)	(1,322,897)
Change in ceded unearned premium	9,005	(2,491)	26,311	13,270
Net earned premium	$8,168,252	$7,980,930	$24,309,101	$23,271,296

The insurance company operation underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit (loss) before income taxes is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)

Net written premium	$7,754,793	$8,120,565	$(365,772)	$24,380,186	$24,580,923	$(200,737)
Change in net unearned premium	413,459	(139,635)	553,094	(71,085)	(1,309,627)	1,238,542
Net earned premium	8,168,252	7,980,930	187,322	24,309,101	23,271,296	1,037,805
Less:
Losses and loss adjustment expenses	9,917,896	8,038,100	1,879,796	24,351,751	17,982,351	6,369,400
Policy acquisition costs	1,854,212	1,741,499	112,713	4,943,350	5,142,250	(198,900)
Total underwriting expenses	11,772,108	9,779,599	1,992,509	29,295,101	23,124,601	6,170,500
Underwriting profit (loss) (before income taxes)	$(3,603,856)	$(1,798,669)	$(1,805,187)	$(4,986,000)	$146,695	$(5,132,695)

Crusader evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of Crusader’s programs become unprofitable, a premium deficiency reserve may be required. During the three months ended September 30, 2017, Crusader established a $150,000 premium deficiency reserve; Crusader did not carry such reserve prior to the three months ended September 30, 2017.

19 of 32

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended September 30			Nine Months Ended September 30
	2017	2016	Increase (Decrease)	2017	2016	Increase
Losses and loss adjustment expenses:
Provision for insured events of current year	$5,982,245	$6,792,115	$(809,870)	$18,046,953	$17,119,210	$927,743
Development of insured events of prior years	3,935,651	1,245,985	2,689,666	6,304,798	863,141	5,441,657
Total losses and loss adjustment expenses	$9,917,896	$8,038,100	$1,879,796	$24,351,751	$17,982,351	$6,369,400

Losses and loss adjustment expenses were 121% and 100% of net earned premium for the three and nine months ended September 30, 2017, respectively, compared to 101% and 77% of net earned premium for the three and nine months ended September 30, 2016, respectively. For further analysis, refer to “Results of Operations.”

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 8% of total revenues in each of the three and nine months ended September 30, 2017, and the three and nine months ended September 30, 2016.

Investments and Liquidity

The Company generated revenues from its total invested assets of $97,359,864 (at amortized cost) and $90,782,232 (at amortized cost) as of September 30, 2017 and 2016, respectively, and from two cash deposits placed with the Los Angeles Superior Court by Crusader in lieu of appeal bonds. These two deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178, and on March 21, 2016, for $5,449,615, and their respective balances were included in “Cash and restricted cash” on the Condensed Consolidated Balance Sheets and were not a part of the total invested assets as of December 31, 2016. In September 2017, two judgments associated with the two deposits in lieu of appeal bonds were settled for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court were returned to Crusader.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations revenue increased $74,922 (32%) and $126,674 (19%) to $309,492 and $785,785 for the three and nine months ended September 30, 2017, respectively, compared to $234,570 and $659,111 for the three and nine months ended September 30, 2016, respectively. The increase in net investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 1.2% and 1.1% for the three and nine months ended September 30, 2017, respectively, from 1.0% and 0.9% for the three and nine months ended September 30, 2016, respectively (as defined in “Results of Operations”).

The increase in the annualized yield on average invested assets is primarily a result of a decrease in lower yielding short-term investments and an increase in higher yielding fixed maturity investments as a result of investment into new classes of fixed maturity securities. Due to the current interest rate environment, a current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of September 30, 2017, all of the Company’s investments are in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of September 30, 2017, the weighted average maturity of the Company’s investments was approximately 2.7 years.

Liquidity and Capital Resources

Crusader has a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, restricted cash, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, restricted cash, and investments (at amortized cost) of the Company at September 30, 2017, were $97,590,240 compared to $104,072,824 at December 31, 2016. Crusader's cash, restricted cash, and investments were 94% of the total cash and investments (at amortized cost) held by the Company as of September 30, 2017, and December 31, 2016.

20 of 32

The Company’s investments, at amortized cost, were as follows:

	September 30	December 31
	2017	2016
Fixed maturities:
Certificates of deposit	$35,826,000	$61,280,000
U.S. treasury securities	9,528,210	19,091,842
Corporate securities	22,983,627	—
Agency mortgage-backed securities	15,941,512	—
Total fixed maturities	84,279,349	80,371,842
Short-term investments	13,080,515	10,204,603
Total investments	$97,359,864	$90,576,445

The increase in total investments from December 31, 2016, to September 30, 2017, is due to receipt of funds previously held on deposit with the Los Angeles Superior Court.

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

21 of 32

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2017, and December 31, 2016, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three or nine months ended September 30, 2017. The Company repurchased 8,812 shares of stock during the nine months ended September 30, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings; the Company did not repurchase any stock during the three months ended September 30, 2016. The Company has retired and intends to retire all repurchased stock, as applicable.

The Company reported $6,794,954 net cash used by operating activities for the nine months ended September 30, 2017, compared to $117,638 net cash used by operating activities for the nine months ended September 30, 2016. The change in cash flows from operating activities is primarily attributable to the increase in loss and loss adjustment expense payments.  Other fluctuations in cash flows from operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes that it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 2017, net of statutory deposits of $600,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Trust restrictions on cash and short-term investments were $1,050,321 at September 30, 2017.

Results of Operations

All comparisons made in this discussion are comparing the three and nine months ended September 30, 2017, to the three and nine months ended September 30, 2016, unless otherwise indicated.

For the three and nine months ended September 30, 2017, total revenues were $9,293,389 and $27,495,192, respectively, an increase of $295,047 (3%) and $1,244,540 (5%), compared to total revenues of $8,998,342 and $26,250,652 for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, the Company had a loss before taxes of $4,435,225 and $9,053,397, respectively, an increase of $1,468,503 (49%) and $6,025,243 (199%), compared to loss before taxes of $2,966,722 and $3,028,154 for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, the Company had a net loss of $2,927,249 and $5,949,007, respectively, an increase of $973,752 (50%) and $3,947,553 (197%), compared to net loss of $1,953,497 and $2,001,454 for the three and nine months ended September 30, 2016, respectively.

The increase in revenues of $295,047 (3%) for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due primarily to an increase in net earned premium of $187,322 (2%). The increase in revenues of $1,244,540 (5%) for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was due primarily to an increase in net earned premium of $1,037,805 (4%).

The increase in loss before tax of $1,468,503 (49%) for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due primarily to the increase in loss and loss adjustment expenses of $1,879,796 (23%) partially offset by the increase in net earned premium of $187,322 (2%) and the decrease in other operating expenses of $130,933 (16%). The increase in loss before tax of $6,025,243 (199%) for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was due primarily to the increase in loss and loss adjustment expenses of $6,369,400 (35%), the increase in salaries and employee benefits of $554,495 (14%), and the increase in other operating expenses of $539,547 (26%) partially offset by the increase in net earned premium of $1,037,805 (4%).

22 of 32

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements decreased $220,841 (2%) and $267,576 (1%) to $9,446,205 and $29,387,988 for the three and nine months ended September 30, 2017, respectively, compared to $9,667,046 and $29,120,412 for the three and nine months ended September 30, 2016, respectively.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. As a result, in November 2016, Crusader filed for rate increases on several programs with the California Department of Insurance; those increases were approved on May 15, 2017, and implemented during the three months ended June 30, 2017. The purpose of the rate increases is to generate higher net earned premium to offset increases in losses and loss adjustment expenses.

Crusader believes that it can grow its sales and profitability by continuing to focus upon five areas of its operations: (1) product development, (2) improved service to retail brokers, (3) appointment of captive and independent retail agents, (4) geographical expansion, and (5) use of alternative marketing channels. While the Company’s policy administration system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching or upgrading to a web-based platform. The Company is currently evaluating its alternatives.

Earned premium (before reinsurance) increased $320,748 (3%) to $9,850,659 and $1,493,078 (5%) to $29,290,593 for the three and nine months ended September 30, 2017, respectively, compared to $9,529,911 and $27,797,515 for the three and nine months ended September 30, 2016, respectively. The Company writes annual policies and, therefore, earns written premium ratably over the one-year policy term.

Ceded earned premium increased $133,434 (9%) to $1,682,407 and $455,273 (10%) to $4,981,492 for the three and nine months ended September 30, 2017, respectively, compared to $1,548,981 and $4,526,219 for the three and nine months ended September 30, 2016, respectively. Ceded earned premium as a percentage of direct earned premium was 17% for the three and nine months ended September 30, 2017, and 16% for the three and nine months ended September 30, 2016.

In calendar years 2017 and 2016, Crusader retained a participation in its excess of loss reinsurance treaties of 5% and 10%, respectively, in its 1st layer ($500,000 in excess of $500,000), 0% in its 2nd layer ($2,000,000 in excess of $1,000,000), and 0% in its property and casualty clash treaty. In calendar years 2017 and 2016, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer ($9,000,000 in excess of $1,000,000) and 0% in its 2nd layer ($36,000,000 in excess of $10,000,000).

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under GAAP. As of September 30, 2017, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader’s direct, ceded and net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2017	2016	Increase	2017	2016	Increase

Direct earned premium	$9,850,659	$9,529,911	$320,748	$29,290,593	$27,797,515	$1,493,078
Ceded earned premium	1,682,407	1,548,981	133,426	4,981,492	4,526,219	455,273
Net earned premium	$8,168,252	$7,980,930	$187,322	$24,309,101	$23,271,296	$1,037,805
Ratio of ceded earned premium to direct earned premium	17%	16%		17%	16%

Net investment income, included in insurance company operation and other insurance operations revenues, increased $74,922 (32%) to $309,492 and $126,674 (19%) to $785,785 for the three and nine months ended September 30, 2017, respectively, compared to $234,570 and $659,111 for the three and nine months ended September 30, 2016, respectively. The Company had realized gains of $373 and $528 for the three and nine months ended September 30, 2017, respectively, compared to no realized gains or losses and $1,278 in realized losses for the three and nine months ended September 30, 2016, respectively.

23 of 32

The increase in net investment income was primarily a result of an increase in the Company’s annualized yield on average invested assets to 1.2% and 1.1% for the three and nine months ended September 30, 2017, respectively, from 1.0% and 0.9% for the three and nine months ended September 30, 2016. The increase in the annualized yield on average invested assets is primarily a result of a decrease in lower yielding short-term investments and an increase in higher yielding fixed maturity investments and a result of investment into new classes of fixed maturity securities.

Net investment income, excluding net realized investment losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Average invested assets (1) - at amortized cost	$95,364,954	$92,050,184	$92,024,640	$94,312,881
Net investment income:
Insurance company operation (2)	$309,405	$234,495	$785,579	$658,839
Other insurance operations	87	75	206	272
Total investment income	$309,492	$234,570	$785,785	$659,111
Annualized yield on average invested assets (3)	1.2%	1.0%	1.1%	0.9%

(1) The average is based on the beginning and ending balances of the amortized cost of the invested assets for each respective period.

(2) Net investment income from insurance company operation included $25,745 of interest on the cash deposits in lieu of appeal bonds for the three and nine months ended September 30, 2017, respectively, compared to $25,745 and $50,745 for the three and nine months ended September 30, 2016, respectively. Investment income from insurance company operation included $25,250 of investment expense for the three and nine months ended September 30, 2017, compared to $0 for the three and nine months ended September 30, 2016.

(3) Annualized yield on average invested assets did not include the interest on the cash deposits in lieu of appeal bonds.

The par value, amortized cost, estimated market value, and weighted average yield of fixed maturity investments by contractual maturity, are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by year at September 30, 2017:
Due in one year or less	$26,362,000	$26,361,291	$26,361,159	1.0%
Due after one year through five years	31,489,000	31,524,443	31,530,644	1.7%
Due after five years through ten years	25,903,384	26,393,615	26,377,092	2.6%
Total	$83,754,384	$84,279,349	$84,268,895	1.8%

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by year at December 31, 2016:
Due in one year or less	$52,282,000	$52,273,745	$52,286,222	0.8%
Due after one year through five years	28,098,000	28,098,097	28,097,703	1.1%
Due after five years through ten years	—	—	—	—
Total	$80,380,000	$80,371,842	$80,383,925	0.9%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 2.7 and 1.0 years as of September 30, 2017, and December 31, 2016, respectively. Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of September 30, 2017, and December 31, 2016, the Company’s investment portfolio effective duration was below the target.

24 of 32

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2017:
U.S. treasury securities	$9,519,063	$(9,395)	$—	$—
Corporate securities	9,731,038	(36,981)	—	—
Agency mortgage-backed securities	12,973,738	(17,143)	—	—
Total	$32,223,839	$(63,519)	$—	$—

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2016:
U.S. treasury securities	$—	$—	$9,097,285	$(2,122)
Total	$—	$—	$9,097,285	$(2,122)

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors, including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of September 30, 2017, and December 31, 2016, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. During the three months ended September 30, 2017, the Company sold two fixed maturity investments and realized a net investment gain of $373 on the sales. During the nine months ended September 30, 2017, the Company sold four fixed maturity investments and realized a net investment gain of $528 on the sales. Unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other Income, included in insurance company operation and other insurance operations revenues, increased $41,023 (61%) to $108,170 and $36,280 (17%) to $243,707 for the three and nine months ended September 30, 2017, respectively, compared to $67,147 and $207,427 for the three and nine months ended September 30, 2016, respectively. The increases in other income during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, are due primarily to higher rent resulting from higher occupancy of the Calabasas building.

Gross commissions and fees decreased $11,957 (2%) to $685,288 and increased $34,487 (2%) to $2,097,916 for the three and nine months ended September 30, 2017, respectively, compared to $697,245 and $2,063,429 for the three and nine months ended September 30, 2016, respectively.

The changes in gross commission and fee income for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)

Policy fee income	$403,624	$418,301	$(14,677)	$1,218,214	$1,260,808	$(42,594)
Health insurance program	264,336	259,776	4,560	822,242	734,487	87,755
Membership and fee income	17,328	19,168	(1,840)	53,084	59,315	(6,231)
Daily automobile rental insurance program contingent commission	—	—	—	4,376	8,819	(4,443)
Total	$685,288	$697,245	$(11,957)	$2,097,916	$2,063,429	$34,487

25 of 32

Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of the Company, sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $14,677 (4%) and $42,594 (3%) in the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, due primarily to reduction in policy counts.

American Insurance Brokers, Inc. (“AIB”), a wholly owned subsidiary of the Company, markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $4,560 (2%) and increased $87,755 (12%) in the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The increase in commission income reported in the nine months ended September 30, 2017, when compared to the prior year period, is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers received during the three months ended March 31, 2017.

Insurance Club, Inc., dba AAQHC, An Administrator (“AAQHC”), a wholly owned subsidiary of the Company, is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $1,840 (10%) and $6,231 (11%) in the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. This decrease is primarily a result of a decrease in the number of individual members.

The daily automobile rental insurance program was produced by Bedford Insurance Services, Inc. (“Bedford”), a wholly owned subsidiary of the Company. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written. The Company no longer actively markets this program.

Finance fees earned consist of late fees, returned check fees and payment processing fees. These fees earned by American Acceptance Corporation (“AAC”), a wholly owned subsidiary of the Company, increased $3,364 (18%) to $21,814 and $7,488 (15%) to $58,155 for the three and nine months ended September 30, 2017, respectively, compared to $18,450 and $50,667 for the three and nine months ended September 30, 2016, respectively. The increases in fees earned during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, are primarily a result of more late fees earned during the current periods compared to the prior year periods. During the three and nine months ended September 30, 2017, AAC issued 743 and 2,276 loans, respectively, and had 2,295 loans outstanding as of September 30, 2017. During the three and nine months ended September 30, 2016, AAC issued 783 and 2,405 loans, respectively, and had 2,435 loans outstanding as of September 30, 2016. AAC provides premium financing only for Crusader policies produced by Unifax in California. AAC reduced the interest rate charged on premiums financed to 0% beginning July 20, 2010, and, therefore, did not earn any finance charges during the three and nine months ended September 30, 2017 and 2016. This reduction in the interest rate charged was initiated in an effort to increase the sales of existing renewal and new business written by Unifax for Crusader. Due to the low interest rate environment, the cost of money to provide this incentive is not material. The Company monitors the cost of providing this incentive and depending on the cost/benefit determination, can continue to offer it or withdraw it at any time.

Losses and loss adjustment expenses were 121% and 100% of net earned premium for the three and nine months ended September 30, 2017, respectively, compared to 101% and 77% of net earned premium for the three and nine months ended September 30, 2016, respectively.

26 of 32

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended September 30
	2017	2017 Loss Ratio	2016	2016 Loss Ratio	Increase (Decrease)

Net earned premium	$8,168,292		$7,980,930		$187,362

Losses and loss adjustment expenses:
Provision for insured events of current year	5,982,245	73%	6,792,115	85%	(809,870)
Development of insured events of prior years	3,935,651	48%	1,245,985	16%	2,689,666
Total losses and loss adjustment expenses	$9,917,896	121%	$8,038,100	101%	$1,879,796

	Nine Months Ended September 30
	2017	2017 Loss Ratio	2016	2016 Loss Ratio	Increase

Net earned premium	$24,309,101		$23,271,296		$1,037,805

Losses and loss adjustment expenses:
Provision for insured events of current year	18,046,953	74%	17,119,210	74%	927,743
Development of insured events of prior years	6,304,798	26%	863,141	3%	5,441,657
Total losses and loss adjustment expenses	$24,351,751	100%	$17,982,351	77%	$6,369,400

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

The $927,743 increase in the provision for insured events of current year for the nine months ended September 30, 2017, compared to the provision for insured events of current year for the nine months ended September 30, 2016, was due primarily to an aberrational increase in the frequency and severity of accident year 2017 short-tail property claims during the three months ended March 31, 2017.

The $2,689,666 and $5,441,657 increases in the development of insured events of prior years for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, were primarily due to higher than expected severity of long-tail assault and battery liability claims in accident years 2011, 2014, and 2016 associated with Crusader’s Food, Beverage and Entertainment program. The Company believes the increase in the severity for these claims as compared to prior periods is due to relatively recent social, legal, and economic changes. For the three and nine months ended September 30, 2017, the development on the accident year 2011 was due primarily to $1,422,499 and $1,497,499 in additional losses and loss adjustment expenses incurred, respectively, due to the September 2017 $7,000,000 settlement. For the three and nine months ended September 30, 2017, the development on the accident year 2014 was due primarily to the unexpected increase in the severity of existing assault and battery claims. For the three months ended September 30, 2017, the development on the accident year 2016 was due primarily to a $580,329 increase in incurred but not reported (“IBNR”) reserves for the Food, Beverage and Entertainment program; total IBNR reserves increase for all accident years for the Food, Beverage and Entertainment program was $1,323,665 for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the development on the accident year 2016 was due primarily to the unexpected increase in the severity of existing assault and battery claims. As a result of the foregoing losses and loss adjustment expenses and the observed trend of increasing severity of assault and battery claims, the Company decided to significantly curtail or entirely exclude coverage for risks of assault and battery covered through the Food, Beverage and Entertainment program.

While it is difficult to estimate the adequacy of loss and loss adjustment expense reserves, historically, the Company was able to establish sufficient loss and loss adjustment expense reserves to mitigate adverse prior accident year developments.

27 of 32

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since January 1, 2014:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses
Three Months Ended:
September 30, 2017	$5,982,245	$3,935,651	$9,917,896
June 30, 2017	5,567,142	341,532	5,908,674
March 31, 2017	6,497,566	2,027,615	8,525,181
December 31, 2016	5,731,198	(886,671)	4,844,527
September 30, 2016	6,792,115	1,245,985	8,038,100
June 30, 2016	5,603,427	(744,670)	4,858,757
March 31, 2016	4,723,668	361,826	5,085,494
December 31, 2015	5,125,146	164,230	5,289,376
September 30, 2015	5,195,943	(849,426)	4,346,517
June 30, 2015	5,280,840	(647,324)	4,633,516
March 31, 2015	6,005,699	(1,111,792)	4,893,907
December 31, 2014	4,473,359	(552,836)	3,920,523
September 30, 2014	4,686,287	(529,807)	4,156,480
June 30, 2014	4,455,943	(808,178)	3,647,765
March 31, 2014	4,310,293	(1,417,943)	2,892,350

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

When there is clear evidence that the actual claims costs that have emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly. If the claims costs that emerge are less favorable than initially anticipated, generally, the Company increases its loss and loss adjustment expense reserves immediately. However, if the claims costs that emerge are more favorable than initially anticipated, generally, the Company reduces its loss and loss adjustment expense reserves over time while it continues to assess the validity of the observed trends based on the subsequent emerged claim costs.

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

28 of 32

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These policy acquisition costs include Crusader expenses and allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. Ceding commission is received on excess of loss ceded premium, and no ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its policy acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These policy acquisition costs were approximately 23% and 20% of net earned premium for the three and nine months ended September 30, 2017, respectively, compared to 22% for the three and nine months ended September 30, 2016. The policy acquisition costs increased in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due primarily to the $150,000 premium deficiency reserve. The policy acquisition costs decreased in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due primarily to lower commission expense as a result of the loss experience and higher ceding commission due to an increase in premiums written for the nine months ended September 30, 2017.

The policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2017	2016	Increase	2017	2016	(Decrease)

Policy acquisition costs	$1,854,212	$1,741,499	$112,713	$4,943,350	$5,142,250	$(198,900)
Ratio to net earned premium (GAAP ratio)	23%	22%		20%	22%

Salaries and employee benefits decreased $97,440 (7%) to $1,221,182 and increased $554,495 (14%) to $4,534,550 for the three and nine months ended September 30, 2017, respectively, compared to $1,318,622 and $3,980,055 for the three and nine months ended September 30, 2016, respectively.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended September 30
	2017	2016	Increase (Decrease)

Total salaries and employee benefits incurred	$1,910,494	$1,999,588	$(89,094)
Less: charged to losses and loss adjustment expenses	(353,555)	(291,711)	(61,844)
Less: capitalized to policy acquisition costs	(335,757)	(389,255)	53,498
Net amount charged to operating expenses	$1,221,182	$1,318,622	$(97,440)

	Nine Months Ended September 30
	2017	2016	Increase (Decrease)

Total salaries and employee benefits incurred	$6,528,380	$6,024,572	$503,808
Less: charged to losses and loss adjustment expenses	(979,256)	(861,293)	(117,963)
Less: capitalized to policy acquisition costs	(1,014,574)	(1,183,224)	168,650
Net amount charged to operating expenses	$4,534,550	$3,980,055	$554,495

The decrease in salaries and employee benefits incurred for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due primarily lower benefits costs associated with group medical plans and the Unico American Corporation Profit Sharing Plan. The increase in salaries and employee benefits incurred for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was due primarily to costs associated with a termination of an employment agreement with an employee; there are no such agreements for any other employees other than those agreements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

29 of 32

Commissions to agents/brokers decreased $587 (1%) to $39,737 and increased $5,241 (4%) to $126,620 for the three and nine months ended September 30, 2017, respectively, compared to $40,324 and $121,379 for the three and nine months ended September 30, 2016. The decrease in commissions to agents/brokers for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due primarily to timing of payment receipts. The increase in other operating expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was due primarily to the increase in the health insurance commission income.

Other operating expenses decreased $130,932 (16%) to $695,587 and increased $539,547 (26%) to $2,592,318 for the three and nine months ended September 30, 2017, respectively, compared to $826,519 and $2,052,771 for the three and nine months ended September 30, 2016, respectively. The decrease in other operating expenses for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due primarily to lower costs incurred to review strategic alternatives and potential opportunities. The increase in other operating expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is related primarily to fees associated with the California Department of Insurance financial examination of Crusader and consulting expenses. The financial examination, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, has been completed, but the results have not been made public by the California Department of Insurance. Management does not anticipate the financial examination findings will have material impact on Crusader’s operations or financial statements.

Income tax benefit increased $494,751 (49%) to $1,507,976 (34% of pre-tax income) and $2,077,690 (202%) to $3,104,390 (34% of pre-tax loss) for the three and nine months ended September 30, 2017, respectively, compared to an income tax benefit of $1,013,225 (34% of pre-tax income) and $1,026,700 (34% of pre-tax income) for the three and nine months ended September 30, 2016, respectively. The increases in income tax benefit for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, were due primarily to higher loss before tax during the 2017 reporting periods compared to 2016. The income tax provision is primarily related to income before taxes. The calculated tax rate for the nine months ended September 30, 2017, consisted of a federal tax benefit rate of 34% and a state income tax expense rate of approximately 0.5%. The calculated tax rate for the nine months ended September 30, 2016, consisted of a federal tax benefit rate of 34%.

Off-Balance Sheet Arrangements

During the periods presented, there were no off-balance sheet transactions, unconditional purchase obligations or similar instruments and the Company was not a guarantor of any other entities’ debt or other financial obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Condensed Consolidated Balance Sheets include a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets consist of the following:

	September 30 2017	December 31 2016	Increase (Decrease)

Fixed maturity bonds (at amortized value)	$48,453,349	$19,091,842	$29,361,507
Short-term cash investments (at cost)	13,080,515	10,204,603	2,875,912
Certificates of deposit - over 1 year (at cost)	35,826,000	61,280,000	(25,454,000)
Total invested assets	$97,359,864	$90,576,445	$6,783,419

There have been no material changes in the composition of the Company’s invested assets or market risk exposures since the end of the preceding fiscal year end.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2017, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2017.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

30 of 32

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to its business, including those which arise out of or are related to the handling of claims made in connection with Crusader’s insurance policies. The Company establishes reserves for certain claims-related lawsuits, regulatory actions and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. While actual losses may differ from the amounts recorded and such matters are subject to many uncertainties and outcomes that are not predictable with assurance, the Company is not aware of any currently pending or threatened legal or regulatory proceedings that, either individually or in the aggregate, it anticipates will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016, in response to Item 1A to Part I of Form 10-K, and in the Company’s Form 10-Q for the quarter ended June 30, 2017, in response to Item 1A to Part II of Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

31 of 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: November 13, 2017 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

Date: November 13, 2017 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer and Chief Financial Officer

(Principal Accounting and Principal Financial Officer)