Form 10-K
period 2017-12-31
UNICO AMERICAN CORP
filed 2018-04-02
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017	Commission File No. 000-03978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26050 Mureau Road, Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	The Nasdaq Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerator filer,” “accelerator filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __ Accelerated filer __

Non-accelerated filer __ Smaller reporting company X Emerging growth company __

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2017, the last business day of Registrant’s most recently completed second fiscal quarter, was $22,693,683.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 2, 2018
Common Stock, no par value per share	5,307,133

1 of 83

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(a) by a date no later than 120 days after December 31, 2017, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

2 of 83

UNICO AMERICAN CORPORATION

3 of 83

Forward Looking Statements

This Form 10-K, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or “the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “the Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about our plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

• failure to meet minimum capital and surplus requirements;

• vulnerability to significant catastrophic property loss;

• a change in accounting standards issued by the Financial Accounting Standards Board;

• ability to adjust claims accurately;

• insufficiency of loss and loss adjustment expense reserves to cover future losses;

• changes in federal or state tax laws;

• ability to realize deferred tax assets;

• ability to accurately underwrite risks and charge adequate premium;

• ability to obtain reinsurance or collect from reinsurers and or losses in excess of reinsurance limits;

• extensive regulation and legislative changes;

• reliance on subsidiaries to satisfy obligations;

• downgrade in financial strength rating by A.M. Best;

• changes in interest rates;

• investments subject to credit, prepayment and other risks;

• geographic concentration;

• reliance on independent insurance agents and brokers;

• insufficient reserve for doubtful accounts;

• litigation;

• enforceability of exclusions and limitations in policies;

• reliance on information technology systems;

• ability to prevent or detect acts of fraud with disclosure controls and procedures;

• change in general economic conditions;

• dependence on key personnel;

• ability to attract, develop and retain employees and maintain appropriate staffing levels;

• insolvency, financial difficulties, or default in performance of obligations by parties with significant contracts or relationships;

• ability to effectively compete;

• maximization of long-term value and no focus on short-term earnings expectations;

• control by a small number of shareholders;

• failure to maintain effective system of internal controls; and

• difficulty in effecting a change of control or sale of any subsidiaries.

Please see Part I - Item 1A – “Risk Factors” of this Form 10-K, as well as other documents we file with the U.S. Securities and Exchange Commission (“SEC”) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-K and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

4 of 83

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment, the insurance company operation, and other insurance operations. The insurance company operation is conducted through Crusader Insurance Company (“Crusader”), Unico’s property and casualty insurance company. Revenues from insurance company operation and other insurance operations for the years ended December 31, 2017 and 2016 are as follows:

	2017		2016
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company operation	$33,972,236	92.3%	$32,453,601	92.0%

Other Insurance operations
Gross commissions and fees:
Health insurance program commission income	1,047,593	2.8%	959,810	2.7%
Policy fee income	1,622,032	4.5%	1,691,655	4.9%
Daily automobile rental insurance program commission	4,375	—	8,819	—
Association operations membership and fee income	70,016	0.2%	78,019	0.2%
Total gross commission and fee income	2,744,016	7.5%	2,738,303	7.8%
Investment income	331	—	359	—
Finance fees earned	74,834	0.2%	68,900	0.2%
Other income	65	—	6,561	—
Total other insurance operations	2,819,246	7.7%	2,814,123	8.0%
Total revenues	$36,791,482	100.0%	$35,267,724	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.7% and 99.5% of direct written premium (before reinsurance ceded) in 2017 and 2016 respectively. Crusader underwrites four statutory annual statement lines of business: (1) commercial multiple peril (“CMP”), (2) liability other than automobile and products, (3) fire, and (4) allied lines. During the years ended December 31, 2017 and 2016, CMP policies comprised 99% and 98% of Crusader’s direct written premium, respectively. CMP policies include both property and liability coverages. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis which provides either commercial property or commercial liability coverage, but not both. Crusader is domiciled in California; and, as of December 31, 2017, Crusader is licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

5 of 83

Production and Servicing of Policies

Crusader sells its insurance policies through Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of the Company and Crusader’s sister corporation and exclusive general agent. All policies are produced by a network of independent brokers and agents.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Nonetheless, Crusader believes that it can grow its sales and profitability by focusing upon four areas of its operations: (1) product development, (2) improved service to highly-specialized retail brokers, (3) appointment of highly-specialized independent retail agents, and (4) use of alternative marketing channels.

The Company continues working to improve its use of technology, particularly in areas of internet commerce and in its policy administration system (“PAS”). The Company believes that it will need to make substantial future cash expenditures to replace its existing PAS but it is unable to estimate the amount at this time. While the Company’s existing PAS continues to support the Company’s current operations, the Company believes it would realize more competitive parity with respect to product and service by replacing its existing PAS with a more contemporary platform. The Company is currently evaluating its alternatives.

Adjusting of Claims

Crusader manages all of its claims with a staff of in-house claim adjusters. This staff adjusts claims and oversees all outside claim services such as attorneys, independent or outside claim adjusters, investigators, and experts as necessary.

Reinsurance

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge Crusader from primary liability under its policies. If the reinsurer fails to meet its obligations, Crusader must nonetheless pay its policy obligations. Crusader’s primary excess of loss reinsurance agreements, or treaties, during the years ended December 31, 2017 and 2016 are as follows:

Loss Year	Reinsurers	A.M. Best Rating	Retention

2017	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A A+	$500,000
2016	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE & TOA Reinsurance Company of America	A A+ A+	$500,000

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability in each layer. In calendar years 2017 and 2016, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $3,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2017 and 2016, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

Crusader has no reinsurance recoverable balances in dispute.

6 of 83

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2017, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of ceded earned premium to the reinsurers was $6,656,508 and $6,097,248 for the years ended December 31, 2017 and 2016, respectively.

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

	Year ended December 31,
Statutory Accounting Basis:	2017	2016

Net written premium	$31,628,111	$32,624,522
Statutory surplus	$50,446,888	$59,120,443
Ratio	0.6 to 1	0.6 to 1

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

7 of 83

SAP differs in certain respects from GAAP. The more significant of these differences that apply to Crusader are:

•	Under GAAP, policy acquisition costs such as commissions, premium taxes and other costs incurred in connection with the successful acquisition of new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premium is earned, rather than expensed as incurred as required by SAP.
•	Certain assets included in balance sheets under GAAP are designated as “non-admitted assets” and are charged directly against statutory surplus under SAP. Non-admitted assets primarily include premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements, and prepaid expenses.
•	Under GAAP, amounts related to ceded reinsurance are shown on a gross basis as prepaid reinsurance premium and reinsurance recoverable, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.
•	Under GAAP, fixed maturity securities that are classified as available-for-sale are reported at estimated fair values, rather than at amortized cost or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.
•	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Under GAAP reporting, changes in deferred income taxes are reflected as an item of income tax benefit or expense. As required by SAP, federal income taxes are recorded as income tax benefit or expense when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus. Changes in deferred taxes are recorded directly to statutory surplus.

Regulation

The insurance company operation is subject to regulation by the California Department of Insurance (“CA DOI”) and by the insurance departments of other states in which Crusader is licensed. The insurance departments have broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules, and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premium, losses, and other purposes. The regulations and supervision by the insurance departments are designed principally for the benefit of policyholders and not for the insurance company shareholders. The insurance departments may perform market conduct examinations of Crusader to ensure compliance with applicable laws and regulations with respect to rating, underwriting and claims handling practices. The most recent market conduct examination of Crusader was conducted by the CA DOI and covered the rating and underwriting practices in California during the period June 1, 2015, through August 31, 2015.  The examination report was adopted by the CA DOI on January 9, 2017.  All issues identified during the examination were resolved to the satisfaction of the CA DOI and Crusader.  None of the issues identified during the examination had any material effect on Crusader.  The CA DOI conducts periodic financial examinations of Crusader. During 2017, the CA DOI completed a financial examination of Crusader’s December 31, 2015, statutory financial statements. On June 23, 2017, a report of examination was officially filed and became part of the records of the CA DOI. The Company has complied with all comments and recommendations identified in the report of examination, and none of the issues in that report of examination had any material effect on Crusader.

In December 1993, the NAIC adopted a Risk-Based Capital (“RBC”) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establish uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2017, was 716% of the authorized control level RBC.

8 of 83

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

In 2017, Crusader was outside the usual value range on the following four of the 13 IRIS ratio tests:

IRIS Ratio	Unusual Value	Crusader’s Result

5 – two-year overall operating ratio	Over 100%	110.0%
6 – investment yield	Equal or greater than 6.5% or equal or less than 3.0%	1.5%
7 – gross change in policyholders’ surplus	Equal or greater than 50% or equal or less than -10%	-15.0%
8 – change in adjusted policyholders’ surplus	Equal or greater than 25% or equal or less than -10%	-15.0%

Crusader was outside IRIS ratios 5, 7, and 8 due primarily to Crusader’s $6,207,351 net loss for the year ended December 31, 2017. Crusader was outside IRIS ratio 6 due primarily to Crusader’s relatively conservative investments.

California Insurance Guarantee Association

The California Insurance Guarantee Association (“CIGA”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which such insurers’ assets as insufficient to satisfy. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on written premium in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2017 and 2016 calendar years.

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

9 of 83

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

On December 14, 2017, A.M. Best Company reaffirmed Crusader’s Financial Strength Rating of A- (Excellent) and Long-Term Issuer Credit Rating of a- (Excellent), and revised the rating outlook to “negative” from “stable.” The negative outlook reflects A.M. Best’s concerns with Crusader’s recent declining underwriting performance as well as some of its recent underwriting and marketing leadership changes, as previously disclosed, and the execution risk that comes with such changes.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the “Act”) was signed into law. The Act was extended in 2005, reauthorized in 2007 and 2017, and is set to expire on December 31, 2020. The Act establishes a program within the Department of the Treasury in which the federal government will share the risk of loss from acts of terrorism with the insurance industry. Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism. No act shall be certified as an act of terrorism unless the terrorist act results in aggregate losses in excess of $5 million.

Under the reauthorized Act, the federal government will pay the following percentages of covered terrorism losses exceeding the statutorily established deductible for the reported years and remaining years under the Act:

Loss Year	Coverage Percentage

2016	84%
2017	83%
2018	82%
2019	81%
2020	80%

10 of 83

All property and casualty insurance companies are required to participate in the program to the extent that they must make available property and casualty insurance coverage for terrorism that does not differ materially from the terms, amounts and other coverage limitations applicable to losses arising from events other than acts of terrorism.

The Company does not write policies on properties considered a target of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. Crusader received $111,773, and $105,302 in terrorism coverage premium from approximately 5% of its policyholders during the years ended December 31, 2017 and 2016, respectively. Crusader’s terrorism deductible was $7,490,724, and $6,980,486, during the years ended December 31, 2017 and 2016, respectively. Crusader’s 2018 terrorism deductible is $7,799,966.

OTHER INSURANCE OPERATIONS

General Agency Operations

Unifax primarily sells and services CMP business insurance policies for Crusader in California.

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

11 of 83

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

The Company’s old investment guidelines on equity securities limited investments in equity securities to an aggregate maximum of $2,000,000. The Company’s old investment guidelines on fixed maturities limited those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer was $2,000,000. This dollar limitation excluded bond premium paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities were primarily pre-refunded and secured by U.S. treasury securities. The short-term investments were either U.S. government obligations, Federal Deposit Insurance Corporation (“FDIC”) insured, or were in an institution with a Moody's rating of at least P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities were rated, readily marketable and could be liquidated without any materially adverse financial impact.

Historically, the Company managed Crusader’s investments in-house. Effective April 1, 2017, an outside investment advisor started managing Crusader’s investments.  The advisor’s role is limited to maintaining Crusader’s portfolio within the new investment guidelines and providing investment accounting services to the Company.  The investments are held by Crusader’s custodian, Union Bank Global Custody Services.

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

Insurance Premium Financing Operation

AAC’s insurance premium financing operation currently finances policies produced only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Since July 2010, AAC has offered 0% financing on policies produced by Unifax for Crusader. Effective March 1, 2018, the annual percentage rate charged by AAC on new loans increased to 4.99% from 0%. The Company believes the new interest rate is competitive and will not have a negative impact on its business.

12 of 83

Health Insurance Operation

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB provides a variety of health and life insurance products to individuals and groups. These same products are offered by most of our competitors; thus service, reliability and stability are important to obtain and retain customers.

EMPLOYEES

As of April 2, 2018, the Company employed 79 persons of which 78 are full time employees at its facility located in Calabasas, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

On March 23, 2018, the Company entered into amendment of amended and restatement employment agreement effective March 17, 2015, between the Company and Cary L. Cheldin. A complete copy of the amendment is attached to this Form 10-K as Exhibit 10.22.

CONCENTRATION OF RISKS

99.7%, and 99.5% of Crusader’s direct written premium was derived from California during the years ended December 31, 2017 and 2016, respectively. In 2017, approximately 42% and 45% of the $1,047,593 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2016, approximately 40% and 41% of the $959,810 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

Name of Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2017	Amount Recoverable as of December 31, 2016

Renaissance Reinsurance U.S. Inc.	A	$4,464,980	$5,392,811
Hannover Ruck SE	A+	3,384,341	2,720,850
TOA Reinsurance Company of America	A	670,337	1,667,336
Other	A	574	717
Total		$8,520,232	$9,781,714

Item 1A. Risk Factors.

An investment in the Company’s securities involves a high degree of risk. The Company operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones the Company faces. Other risks and uncertainties, including those that the Company does not currently consider material, may impair the Company’s business. If any of the risks discussed below actually occur, the Company’s business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of the Company’s securities to decline, and you may lose all or part of your investment.

RISKS RELATED TO THE COMPANY’S BUSINESS AND INDUSTRY

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

13 of 83

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

Many factors can affect the Company’s ability to adjust claims accurately, including the training, experience, and skill of the Company’s claims representatives, continued access to independent or outside adjusters, the extent of and ability to recognize and respond to fraudulent or inflated claims, the claims organization’s culture and the effectiveness of its management, the ability to develop or select and implement appropriate procedures, technologies, and systems to support claims functions. The Company’s failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs, lead to material litigation, undermine customer goodwill and the Company’s reputation in the marketplace, impair its brand image and, as a result, materially adversely affect its competitiveness, financial results, prospects, and liquidity.

Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses.

Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to Crusader. If claims exceed the related reserves, the Company may not have sufficient funds available to satisfy all such claims, and in any event, the Company’s operating results and financial condition would be adversely affected. There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. The difficulty in estimating the loss and loss adjustment expense reserves contributed to adverse development of insured events of prior years in the amount of $7,113,279 which Crusader experienced in 2017. Crusader sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Crusader operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

14 of 83

Changes in federal or state tax laws could have a materially adverse effect on the Company’s financial condition and results of operations.

The Company’s financial condition and results of operations are dependent, in part, on tax policy implemented at the federal and/or state level. The Company’s results are also subject to federal and state tax rules applicable to dividends received from its subsidiaries. Additionally, changes in tax laws could have an adverse effect on deferred tax assets and liabilities included in the Company’s consolidated balance sheets and results of operations. The Company cannot predict whether any tax legislation will be enacted in the near future or whether any such changes to existing federal or state tax law would have a material adverse effect on the Company's financial condition and results of operations. The Tax Cuts & Jobs Act (“TCJA”), signed into law on December 22, 2017, reduced the corporate Federal income tax rate from 34% to 21%, effective for years beginning after December 31, 2017.  As a result of the TCJA, the Company had recognized a decrease to its net deferred asset as of December 31, 2017 in the amount of $2,176,862 and a one-time income tax charge of $2,137,385 for the year ended December 31, 2017.

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

The Company’s financial condition, liquidity and results of operations largely depend on the Company’s ability to underwrite and set premium accurately for the risks it faces. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, underwriting expenses, and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, without limitation:

•	Availability of sufficient reliable data.
•	Incorrect or incomplete analysis of available data.
•	Uncertainties inherent in estimates and assumptions.
•	Selection and application of appropriate rating formulae or other pricing methodologies.
•	Adoption of successful pricing strategies.
•	Prediction of policyholder retention (e.g., policy life expectancy).
•	Unanticipated court decisions, legislation or regulatory action.
•	Ongoing changes in the Company’s claim settlement practices.
•	Unexpected inflation.
•	Social changes, particularly those affecting litigation patterns.

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

15 of 83

Inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect Crusader’s ability to write new policies.

The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of Crusader’s reinsurance will increase the risk of loss and could materially adversely affect its business and financial condition. Ceded reinsurance does not discharge Crusader’s direct obligations under the policies it writes. Crusader remains liable to its policyholders even if it is unable to make recoveries that it believes it is entitled to under the reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid, which may create timing and liquidity risk. Additionally, any losses in excess of Crusader’s reinsurance limits would remain direct obligations of Crusader and would therefore have a negative impact to the Company’s financial condition and results of operations. For example, during the year ended December 31, 2017, Crusader settled a claim which incurred losses and loss adjustment expenses in excess of its reinsurance limits.

The insurance business is subject to extensive regulation and such regulation may become more extensive in the future, which may adversely affect the Company’s business, financial condition and results of operations.

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

The extensive regulation to which the Company is subject may affect the cost of or demand for the Company’s products and may limit the ability to obtain rate increases or to take other actions that the Company might desire to do in order to increase its profitability.

16 of 83

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

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models and is subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Any downgrade in Crusader’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a materially adverse effect on the Company’s results of operations and financial position. On December 14, 2017, A.M. Best Company reaffirmed Crusader’s Financial Strength Rating of A- (Excellent) and Long-Term Issuer Credit Rating of a- (Excellent), and revised the rating outlook to “negative” from “stable.” The negative outlook reflects A.M. Best’s concerns with Crusader’s recent declining underwriting performance as well as some of its recent underwriting and marketing leadership changes, as previously disclosed, and the execution risk that comes with such changes.

The Company’s earnings may be affected by changes in interest rates.

Investment income is an important component of the Company’s revenues and net income. The ability to achieve investment objectives is affected by factors that are beyond the Company’s control. Many of the instruments in which the Company may invest are subject to interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Any significant decline in investment income as a result of falling interest rates or general market conditions may have an adverse effect on net income and, as a result, on the Company’s stockholders' equity and statutory surplus.

The outlook for the Company’s investment income is dependent on the composition of its investment portfolio, the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are "available-for-sale" fluctuate with changes in interest rates and cause fluctuations in stockholders' equity.

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

The Company’s insurance business is concentrated in California (99.7% and 99.5% of direct written premium (before reinsurance ceded) in 2017 and 2016, respectively). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events.

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

17 of 83

The Company’s reserve for doubtful accounts is based on estimates.

The Company may not be able to collect the premiums it estimates are collectible from its agents and brokers and, therefore, the Company’s reserve for doubtful accounts may not be sufficient.

Litigation may have an adverse effect on the Company’s business.

The Company’s is routinely involved in litigation, which can be unpredictable and costly, and may result in negative effects on the Company’s business, reputation, financial condition or results of operations. By virtue of the nature of its business, the Company is subject to numerous legal proceedings in which it may be named as either plaintiff or defendant. Such disputes may concern the issuance or non-issuance of individual insurance policies, coverage disputes or other matters. In addition, the insurance industry is the target of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts and the outcomes of which are unpredictable. This litigation can be based on a variety of issues including insurance and claim settlement practices. Although the Company has not been the target of any specific class action lawsuits, it is possible that a lawsuit of this type could have a negative impact on the Company’s business.

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

It is possible that a system failure, accident, security breach, or unauthorized internal or external knowledge, or misuse of confidential Company data could result in a material disruption to the Company’s business and reputation. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a materially adverse effect on the Company’s results of operations. In addition, the costs associated with the development or acquisition of new computer software, such as in the case of the Company’s planned replacement of its policy administration system, may result in impairment charges if such acquisition or development is not successfully implemented. Any such impairment charges would adversely impact the Company’s results of operation.

18 of 83

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

The Company faces intense competition in the property and casualty insurance industry. Competition in the property and casualty marketplace is based on many factors including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength, technology, and general experience. The Company competes with many regional and national property and casualty insurance companies. Many of these competitors are better capitalized than the Company, have greater financial, marketing and management resources than the Company, and have higher A.M. Best ratings. The superior capitalization, resources and ratings of the Company’s competitors may enable them to offer lower rates, to withstand larger losses, and to more effectively take advantage of new marketing opportunities and attract new customers. Intense competitive pressure on prices can result from the actions of even a single large competitor. The Company’s competition may also become increasingly better capitalized in the future as the traditional barriers between insurance companies and banks and other financial institutions erode and as the property and casualty industry continues to consolidate.

19 of 83

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

Messrs. Erwin Cheldin, Cary L. Cheldin, and George C. Gilpatrick, who hold approximately 50.16% of the voting power of the Company, have agreed to vote the shares of common stock held by each of them so as to elect each of them to the Board of Directors and to vote on all other matters as they may agree. As a result of this agreement, the Company is a “Controlled Company” as defined in the NASDAQ Stock Market (NASDAQ) Listing Rules. A Controlled Company is exempt from the requirements of the NASDAQ Listing Rules requiring that (i) the Company have a majority of independent directors on the Board of Directors, (ii) the Compensation Committee be composed solely of independent directors, (iii) the compensation of the executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors and (iv) director nominees be elected or recommended either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Accordingly, Messrs. Erwin Cheldin, Cary L. Cheldin, and George C. Gilpatrick have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. This concentration of ownership may conflict with the interests of the Company’s other shareholders.

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

20 of 83

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On September 26, 2013, Crusader purchased land and a two-story building in Calabasas, California. The Company moved its home office to this location on October 9, 2015, and has been occupying the building through the present time.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNAM." The high and low sales prices for each quarterly period in the two most recent fiscal years are as follows:

Quarter Ended	High Price	Low Price

March 31, 2016	$10.92	$9.15
June 30, 2016	$12.39	$8.64
September 30, 2016	$11.93	$10.17
December 31, 2016	$11.50	$9.65

March 31, 2017	$10.75	$8.90
June 30, 2017	$10.25	$9.00
September 30, 2017	$11.30	$9.00
December 31, 2017	$10.20	$8.55

As of April 2, 2018, the number of shareholders of record of the Company's common stock was 207. That number does not include beneficial owners of the Company’s common stock held in the name of nominees.

There were no cash dividends declared or paid by the Company in the years ending December 31, 2017 and 2016, respectively. The Company considers its profitability, cash requirements and other factors prior to the declaration of cash dividends. Because the Company is a holding company and operates through its subsidiaries, its cash flow and, consequently, its ability to pay dividends are dependent upon the earnings and cash requirements of its subsidiaries and the distribution of those earnings to the Company. Also, the ability of Crusader to pay dividends to the Company is subject to certain regulatory restrictions under the Holding Company Act (see Item 1 – “Business - Insurance Company Operation - Holding Company Act”). Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2017, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2018 is $5,044,689.

21 of 83

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2017 and 2016, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the year ended December 31, 2017. The Company repurchased 8,812 shares of stock at an average price of $10.17 per share during the year ended December 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company has retired and intends to retire all repurchased stock, as applicable.

Performance Graph.

As a smaller reporting company, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this Item.

Item 6. Selected Financial Data.

As a smaller reporting company, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary, Crusader Insurance Company (“Crusader”); provides property, casualty, health and life insurance through its agency subsidiaries, Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”); provides insurance premium financing through its subsidiary American Acceptance Company (“AAC”); and provides membership association services through its subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”).

The Company’s net loss was $8,724,984 and $1,404,277 for the years ended December 31, 2017 and 2016, respectively.

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92% of the Company’s total revenue for the years ended December 31, 2017 and 2016. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

22 of 83

Insurance Company Operation

As of December 31, 2017, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.7% and 99.5% of direct written premium (before reinsurance ceded) in 2017 and 2016, respectively). During the years ended December 31, 2017 and 2016, 99% and 98% of Crusader’s business was CMP policies, respectively. On December 14, 2017, A.M. Best Company reaffirmed Crusader’s Financial Strength Rating of A- (Excellent) and Long-Term Issuer Credit Rating of a- (Excellent), and revised the rating outlook to “negative” from “stable.” The negative outlook reflects A.M. Best’s concerns with Crusader’s recent declining underwriting performance as well as some of its recent underwriting and marketing leadership changes, as previously disclosed, and the execution risk that comes with such changes.

The property and casualty insurance business is cyclical in nature. The conditions of a “soft market” include premium rates that are stable or falling and insurance is readily available. Contrarily, “hard market” conditions occur during periods in which premium rates rise and coverage may be more difficult to find. The Company believes that the California property and casualty insurance market is relatively mature and intensely competitive, with different products in different stages of the soft/hard market cycle at any given time.

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

The following is a reconciliation of net written premium to net earned premium:

	Year ended December 31,
	2017	2016

Net written premium	$31,628,111	$32,624,522
Change in net unearned premium	715,208	(1,268,151)
Net earned premium	$32,343,319	$31,356,371

For the year ended December 31, 2017, direct written premium as reported on Crusader’s statutory financial statement was $38,393,351 compared to $38,749,097, for the year ended December 31, 2016, a decrease of $355,746, or 0.9%. The decrease in direct written premium in 2017 compared to 2016 is not attributable to any material single event.

The following table shows the direct written premium production by state:

	Year ended December 31
	2017	2016

California	99.7%	99.5%
Arizona	0.3%	0.5%
Washington	0.0%	0.0%
Total	100.0%	100.0%

23 of 83

The insurance company operation underwriting profitability is defined by pre-tax underwriting (loss) profit which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs. Crusader’s underwriting (loss) profit (before income taxes) is as follows:

	Year ended December 31,
	2017	2016

Net earned premium	$32,343,319	$31,356,371
Less:
Losses and loss adjustment expenses	30,490,507	22,826,878
Policy acquisition costs	6,463,681	6,895,149
Total underwriting expenses	36,954,188	29,722,027
Underwriting (loss) profit (before income taxes)	$(4,610,869)	$1,634,344

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

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP:

	Year ended December 31
	2017	2016

Loss ratio	94%	73%
Expense ratio	20%	22%
Combined ratio	114%	95%

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2017	2016
Losses and loss adjustment expenses

Provision for insured events of current year	$23,377,228	$22,850,408
Development of insured events of prior years	7,113,279	(23,530)
Total losses and loss adjustment expenses	$30,490,507	$22,826,878

Other Insurance Operations

The Company’s other insurance operations generate commissions and fees from various insurance products. The events that have the most significant economic impact are as follows:

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the Company’s consolidated financial statements. Policy fee income for the year ended December 31, 2017, decreased $69,623 (4%) as compared to the year ended December 31, 2016. The policy fee income is earned ratably over the life of related insurance policies.

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

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premium that it writes. Commission income for the year ended December 31, 2017, increased $87,783 (9%) compared to the year ended December 31, 2016. The increase in commission income is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers received during the three months ended March 31, 2017.

24 of 83

AAQHC’s fee income decreased $8,003 (10%) for the year ended December 31, 2017, as compared to the year ended December 31, 2016, as a result of a decrease in the number of association members enrolled in AAQHC.

The finance fees earned by AAC for the year ended December 31, 2017, increased $5,934 (9%) as compared to the year ended December 31, 2016. The increase in fees earned during the year presented compared to the prior year period is primarily a result of increase in late fees over comparable periods. AAC issued 2,914 and 3,087 loans in 2017 and 2016, respectively. Revenue earned in 2017 and 2016 consisted entirely of late fees and other miscellaneous fees charged. The average policy premium financed by AAC was $4,535 and $4,334 in 2017 and 2016, respectively.

The daily automobile rental insurance program was produced by Bedford. Bedford received commission income from non-affiliated insurance companies based on written premium. Bedford stopped selling and servicing daily automobile rental policies in 2015. Accordingly, since 2016, all Bedford’s commission income is comprised of commission on previous business written. As a result, the daily automobile rental insurance program commission income for the year ended December 31, 2017, decreased $4,444 (50%) compared to the year ended December 31, 2016.

Investments and Liquidity

The Company generates investment income from its total invested assets of $96,691,616 and $90,576,445 (at amortized cost) as of December 31, 2017 and 2016, respectively, and from two cash deposits placed with the Los Angeles Superior Court by Crusader in lieu of appeal bonds. These deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178 and on March 21, 2016, for $5,449,615, and their respective balances were included in “Cash and restricted cash” on the Consolidated Balance Sheet and were not a part of the total invested assets as of December 31, 2016. In September 2017, two judgments associated with the two cash deposits in lieu of appeal bonds were settled for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court were returned to Crusader.

Investment income included in insurance company operation and other insurance operations, excluding realized investment losses, for the year ended December 31, 2017, increased $408,921 (46%) as compared to the year ended December 31, 2016. The increase in the investment income was primarily a result of a change in the investment guidelines and an increase in interest rates. The Company’s yield on average invested assets increased to 1.24% in 2017 from 0.81% in 2016 (the interest on the two cash deposits in lieu of appeal bonds is excluded from the yield computation).

The weighted average maturity of the Company’s fixed maturity investments was 6.8 years and 1.0 years as of December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

The Company reported net cash used by operating activities for each of the years ended December 31, 2017 and 2016.  Cash used by operating activities in 2017 was $7,022,232 compared to $1,409,242 in 2016.

Fluctuations in cash flows from operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Consolidated Statements of Cash Flows reflect net cash used by operating activities for the years ended December 31, 2017 and 2016, the Company does not anticipate future liquidity problems, and the Company believes that it continues to be well capitalized and adequately reserved.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash, restricted cash, and investments (at amortized cost) of the Company at December 31, 2017, were $97,465,842 compared to $104,072,824 at December 31, 2016.  Crusader's cash, restricted cash, and investments were 98% and 99% of the total cash, restricted cash, and investments held by the Company as of December 31, 2017 and 2016, respectively.

25 of 83

As of December 31, 2017, all of the Company’s investments are in US. Treasury securities, FDIC insured certificates of deposit, other fixed maturity securities, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The weighted average maturity of the Company’s investments is approximately 6.8 years.

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although part of the Company's investments in fixed maturity securities is classified as available-for-sale and, while the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

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

The Company’s old investment guidelines on equity securities limited investments in equity securities to an aggregate maximum of $2,000,000. The Company’s old investment guidelines on fixed maturities limited those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer was $2,000,000. This dollar limitation excluded bond premium paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities were primarily pre-refunded and secured by U.S. treasury securities. The short-term investments were either U.S. government obligations, Federal Deposit Insurance Corporation (“FDIC”) insured, or were in an institution with a Moody's rating of at least P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities were rated, readily marketable, and could be liquidated without any materially adverse financial impact.

Historically, the Company managed Crusader’s investments in-house. Effective April 1, 2017, an outside investment advisor started managing Crusader’s investments.  The advisor’s role is limited to maintaining Crusader’s portfolio within the new investment guidelines and providing investment accounting services to the Company.  The investments are held by Crusader’s custodian, Union Bank Global Custody Services.

Crusader's statutory capital and surplus as of December 31, 2017, was $50,446,888, a decrease of $8,673,555 (15%) from December 31, 2016. In the years ending December 31, 2017 and 2016, Crusader issued cash dividends of $3,000,000 and $2,000,000 to Unico, its parent and sole shareholder, respectively. These dividends were used primarily for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2017, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2018 is $5,044,689.

26 of 83

During the years ended December 31, 2017 and 2016, no cash dividends were declared or issued by the Company to its shareholders. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2017 and 2016, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the year ended December 31, 2017. The Company repurchased 8,812 shares of stock at an average price of $10.17 per share during the year ended December 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company has retired and intends to retire all repurchased stock, as applicable.

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the fourth individual was resolved.  The Company collected $0 during the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the agent’s balance due to Unifax was $1,181,272. As of December 31, 2017 and 2016, the Company’s bad debt reserve associated with this matter was $1,181,272 which represents approximately 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at December 31, 2017, the Company continues to pursue collection of the judgments from the three principals. Bad debt expense was $16,222 and $5,833 for the years ended December 31, 2017 and 2016, respectively.

While material capital expenditures may be funded through borrowings, the Company believes that its cash and short-term investments at December 31, 2017, net of statutory deposits of $700,000 and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Trust restrictions on cash and short-term investments were $0 at December 31, 2017 and December 31, 2016.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

Contractual Obligations

As a smaller reporting company, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this Item.

Results of Operations

General

Total revenue was $36,791,482 and $35,267,724 for the years ended December 31, 2017 and 2016, respectively. This represents an increase of $1,523,758 (4%) for the 2017 year compared to the 2016. The Company had net loss of $8,724,984 and $1,404,277 for the years ended December 31, 2017 and 2016, respectively. This represents an increase in net loss of $7,320,707 (521%) for the 2017 year compared to the 2016 year due primarily to the adverse development of insured events of prior years during the year ended December 31, 2017, primarily on long-tail claims in accident years 2016, 2015, and 2014.

27 of 83

For the year ended December 31, 2017, the Company had a loss before taxes of $9,880,221 compared to a loss before taxes of $2,114,238 for the year ended December 31, 2016, an increase in the loss before taxes of $7,765,983 (367%). This increase in the loss before taxes was due primarily to increased losses and loss adjustment expenses partially offset by an increase in total revenues.

The effect of inflation on the Company’s net income during the years ended December 31, 2017 and 2016 was not significant.

The Company derives revenue from various sources as discussed below.

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2017	2016

Direct written premium (before reinsurance ceded)	$38,393,351	$38,749,097
Net written premium (net of reinsurance ceded)	$31,628,111	$32,624,522
Direct earned premium (before reinsurance ceded)	$38,999,827	$37,453,619
Net earned premium (net of reinsurance ceded)	$32,343,319	$31,356,371
Losses and loss adjustment expenses	$30,490,507	$22,826,878
Gross unpaid losses and loss adjustment expenses	$49,076,991	$47,055,787
Net unpaid losses and loss adjustment expenses	$40,683,441	$37,534,817

Crusader’s primary line of business is CMP policies. This line of business represented approximately 99% and 98% of Crusader’s total written premium for the years ended December 31, 2017 and 2016, respectively.

Crusader Premium

For the year ended December 31, 2017, direct written premium, as reported on Crusader’s statutory financial statement, was $38,393,351 compared to $38,749,097 for the year ended December 31, 2016, a decrease of ($355,746) (0.9%). The decrease in direct written premium in 2017 compared to 2016 is not attributable to any material single event.

Crusader writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Crusader’s direct, ceded and net earned premium are as follows:

	Year ended December 31
	2017	2016

Direct earned premium	$38,999,827	$37,453,619
Ceded earned premium	(6,656,508)	(6,097,248)
Net earned premium	$32,343,319	$31,356,371
Ratio of ceded earned premium to direct earned premium	17%	16%

Direct earned premium for the year ended December 31, 2017, increased $1,546,208 (4%) compared to the year ended December 31, 2016. The increase in the direct earned premium was due primarily to growth in the direct written premium during the year ended December 31, 2016.

Ceded earned premium for the year ended December 31, 2017, increased $559,260 (9%) compared to the year ended December 31, 2016.

The ratio of ceded earned premium to direct earned premium for the year ended December 31, 2017, is relatively unchanged compared to the year ended December 31, 2016, as there were no major modifications to Crusader’s excess of loss treaties.

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability in each layer. In calendar years 2017 and 2016, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $3,000,000), and 0% in its property and casualty clash treaty.

28 of 83

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2017 and 2016, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2017, all such ceded contracts are accounted for as risk transfer reinsurance.

Losses and Loss Adjustment Expenses

Crusader’s emerging loss ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve review process. Losses and loss adjustment expenses for the calendar years ended December 31, 2017 and 2016 were $30,490,507 and $22,826,878, respectively.

Losses and loss adjustment expenses and loss ratios are as follows:

	Year ended December 31
	2017	2017 Loss Ratio	2016	2016 Loss Ratio

Net earned premium	$32,343,319		$31,356,371

Losses and loss adjustment expenses:
Provision for insured events of current year	23,377,228	72%	22,850,408	73%
Development of insured events of prior years	7,113,279	22%	(23,530)	0%
Total losses and loss adjustment expenses	$30,490,507	94%	$22,826,878	73%

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

The adverse development of insured events of prior years during the year ended December 31, 2017, was due primarily to higher than expected incurred losses and loss adjustment expenses on long-tail claims in accident years 2016, 2015, and 2014. The development of insured events of prior years in the above table is not necessarily indicative of the results that may be expected in future periods.

The variability of Crusader’s losses and loss adjustment expenses for the periods presented is due primarily to the small size and diverse nature of populations that represent Crusader’s policyholders and claims, which may result in greater fluctuations in claim frequency and/or severity. Also, Crusader’s reinsurance retention, which is relatively high in relationship to its net earned premium, can result in increased loss ratio volatility when large losses are incurred in a relatively short period of time. Nevertheless, management believes that its reinsurance retention is reasonable given the amount of Crusader’s surplus, its targeted ultimate loss ratios, and its goal to minimize ceded premium. The adverse (favorable) development by accident year is as follows:

29 of 83

	Year ended December 31
	2017		2016
Accident Year	Adverse (Favorable) Development	% of Total	Adverse (Favorable) Development	% of Total

Prior to 2008	$329,240	5%	$(19,701)	84%
2008	(18,348)	0%	60,220	(256%)
2009	(811,906)	(11%)	(613,793)	2,609%
2010	(685,302)	(10%)	(562,171)	2,389%
2011	1,085,104	15%	226,918	(965%)
2012	(11,860)	0%	(393,236)	1,671%
2013	1,166,937	16%	1,334,578	(5,672%)
2014	2,844,431	40%	(501,836)	2,133%
2015	1,791,782	25%	445,491	(1,893%)
2016	1,423,201	20%	—	—
Total prior accident years	$7,113,279	100%	$(23,530)	100%

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

Based on the loss and loss adjustment expense reserve estimates as of December 31, 2017, the estimated ultimate loss ratio is within five percentage points of the initial expected loss ratio in 10 of Crusader’s 33 years. Since Crusader’s net earned premium in 2017 was $32,343,319, a difference between the accident year 2017 actual and initial expected loss ratios of only five percentage points will or may ultimately impact losses and loss adjustment expenses by $1,617,166. The estimated ultimate loss ratio is within ten percentage points of the initial expected loss ratio in 12 of Crusader’s 33 years. A ten percentage point difference between the accident year 2017 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $3,234,332. The estimated ultimate loss ratio is within twenty percentage points of the initial expected loss ratio in 23 of Crusader’s 33 years. A twenty percentage point difference between the accident year 2017 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $6,468,664.

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

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2017	2016

Direct reserves:
Case reserves	$18,948,233	$16,384,081
IBNR reserves	30,128,758	30,671,706
Total direct reserves	$49,076,991	$47,055,787

Reserves net of reinsurance:
Case reserves	$14,985,639	$12,458,646
IBNR reserves	25,697,802	25,076,171
Total net reserves	$40,683,441	$37,534,817

30 of 83

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2017		2016

CMP	$48,003,282	97.8%	$46,100,751	98.0%
Other liability	1,060,328	2.2%	912,014	1.9%
Other	13,381	0.0%	43,022	0.1%
Total	$49,076,991	100.0%	$47,055,787	100.0%

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

The following table is a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Year ended December 31
	2017	2016

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$37,534,817	$39,456,610

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	23,377,228	22,850,408
Development of insured events of prior years	7,113,279	(23,530)
Total incurred losses and loss adjustment expenses	30,490,507	22,826,878

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	7,925,460	7,984,562
Losses and loss adjustment expenses attributable to insured events of prior years	19,416,423	16,764,109
Total payments	27,341,883	24,748,671

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	40,683,441	37,534,817
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	8,393,550	9,520,970
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$49,076,991	$47,055,787

Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.

If future development ultimately results in being five percent different than Crusader’s 2017 net reserve, $2,034,172 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. If future development ultimately results in being ten percent different than Crusader’s 2017 net reserve, $4,068,344 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.

31 of 83

Other Insurance Operations

Health Insurance Program

Commission income from health insurance sales is as follows:

	Year ended December 31
	2017	2016

Commission income	$1,047,593	$959,810

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premium that it writes. Commission income for the year ended December 31, 2017, increased $87,783 (9%) compared to the year ended December 31, 2016. The increase in commission income is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers received during the three months ended March 31, 2017.

In 2017, approximately 42% and 45% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2016, approximately 40% and 41% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2017	2016

Membership and fee income	$70,016	$78,019

Membership and fee income for the year ended December 31, 2017, decreased $8,003 (10%) compared to the year ended December 31, 2016. The decrease is a result of a decrease in the number of association members primarily due to increased competition.

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

	Year ended December 31
	2017	2016

Policy fee income	$1,622,032	$1,691,655
Policies issued	9,036	9,607

Policy fee income for the year ended December 31, 2017, decreased $69,623 (4%) as compared to the year ended December 31, 2016. This decrease in policy fee income in 2017 compared to 2016 was primarily the result of a 571 (6%) decrease in the number of policies issued during 2017 compared to 2016.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program was produced by Bedford. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written.

32 of 83

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2017	2016

Commission income	$4,375	$8,819

Bedford stopped selling and servicing the daily automobile rental polices in 2015. As a result of this decision, the commission income from the daily automobile rental insurance program for the year ended December 31, 2017, decreased $4,444 (50%) compared to the year ended December 31, 2016.

Since 2016, all Bedford’s commission income was comprised of contingent commission on previous business written. The contingent commission Bedford received in 2017 and 2016 was based on profitability of premiums written in prior years for one of the non-affiliated insurance companies it represented.

Premium Finance Program

AAC currently finances policies produced only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. Since July 2010, AAC has offered 0% financing on policies produced by Unifax for Crusader. Effective March 1, 2018, the annual percentage rate charged on AAC new loans increased to 4.99% from 0%. The Company believes the new interest rate is competitive and will not have a negative impact on its business. Income generated by AAC consists of late fees, returned check fees and payment processing fees.

Finance fees earned from financing policies are as follows:

	Year ended December 31
	2017	2016

Finance fees earned	$74,834	$68,900
Loans issued	2,914	3,087

The finance fees earned for the year ended December 31, 2017, increased $5,934 (9%) as compared to the year ended December 31, 2016. The increase in fees earned during the years presented compared to the prior year period is primarily a result of increase in late fees over comparable periods.

The number of loans issued decreased by 173 (6%) during 2017 when compared to 2016. The average premium financed by AAC was $4,535 and $4,334 in 2017 and 2016, respectively. During 2017, 40% of all Unifax policies were financed and 80% of those policies were financed by AAC. During 2016, 39% of all Unifax policies were financed and 82% of those policies were financed by AAC.

Investment Income and Net Realized Losses

Investment income, excluding net realized investment losses, is as follows:

	Year ended December 31
	2017	2016

Average invested assets (1) – at amortized cost	$93,634,030	$94,209,988
Investment income:
Insurance company operation (2)	$1,289,736	$880,787
Other insurance operations	331	359
Total investment income	$1,290,067	$881,146
Yield on average invested assets (3)	1.24%	0.81%

(1) The average is based on the beginning and ending balances of the amortized cost of the invested assets for each respective year.

(2) Investment income from insurance company operation included $133,160 and $113,394 of interest on the cash deposits in lieu of appeal bonds for the years ended December 31, 2017 and 2016, respectively.

(3) Yield on average invested assets did not include the interest on the cash deposits in lieu of appeal bonds.

33 of 83

In the year ended December 31, 2017, the Company’s average invested assets (at amortized cost) decreased $575,958 (1%) compared to the year ended December 31, 2016. The decrease in average invested assets was attributable primarily to usage of funds in operations.

In the year ended December 31, 2017, investment income earned, excluding realized losses and investment income earned on cash deposits in lieu of appeal bonds, increased $408,921 (46%) compared to the year ended December 31, 2016. This increase in investment income was due primarily to increase in the yield on average invested assets as a result of a change in the investment guidelines during 2017 and an increase in interest rates. The weighted average maturity of the Company’s fixed maturity investments as of December 31, 2017, was 6.8 years compared to 1.0 years as of December 31, 2016.

The par value, amortized cost, fair value and weighted average yield of fixed maturity investments at December 31, 2017, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2018	$21,272,000	$21,272,019	$21,271,851	1.11%
December 31, 2019	9,328,000	9,325,111	9,316,125	1.34%
December 31, 2020	6,790,000	6,798,625	6,751,157	1.88%
December 31, 2021	48,205,020	48,855,365	48,608,321	2.54%
Total	$85,595,020	$86,251,120	$85,947,454	2.00%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

As of December 31, 2017, all of the Company’s investments are in US. Treasury securities, FDIC insured certificates of deposit, other fixed maturity securities, and short-term investments. The investments in the certificates of deposit are classified as held-to-maturity investments, and all other fixed maturity investments are classified as available-for-sale. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

Available-for-sale fixed maturity investments:
U.S. treasury securities	$7,517,901	$7,454,225	$19,091,842	$19,103,925
Corporate securities	28,745,223	28,657,640	—	—
Agency mortgage-backed securities	21,889,996	21,737,589	—	—
Held-to-maturity fixed maturity investments:
Certificates of deposit	28,098,000	28,098,000	61,280,000	61,280,000
Total fixed maturity investments	86,251,120	85,947,454	80,371,842	80,383,925
Short-term cash investments:
U.S. treasury bills	1,148,395	1,148,395	—	—
Custodial trust	6,275,648	6,275,648	—	—
U.S. treasury money market fund	—	—	8,542,292	8,542,292
Commercial paper	499,383	499,383	—	—
Certificates of deposit	200,000	200,000	1,098,000	1,098,000
Bank money market accounts	2,315,307	2,315,307	562,548	562,548
Bank savings accounts	1,763	1,763	1,763	1,763
Short-term cash investments	10,440,496	10,440,496	10,204,603	10,204,603
Total investments	$96,691,616	$96,387,950	$90,576,445	$90,588,528

34 of 83

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2017:
U.S. treasury securities	$7,454,225	$(63,697)	$—	$—
Corporate securities	20,335,512	(130,787)	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	—	—
Total	$49,527,326	$(346,891)	$—	$—

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2016:
U.S. treasury securities	$—	$—	$9,097,285	$(2,122)
Total	$—	$—	$9,097,285	$(2,122)

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of December 31, 2017, and December 31, 2016, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company sold two securities prior to their maturity during the year ended December 31, 2017. These securities had amortized cost of $1,141,338. The Company realized a net investment gain of $554 on these sales for the year ended December 31, 2017. Proceeds of the sales of these securities were used for general corporate purposes. The Company sold three securities prior to their maturity during the year ended December 31, 2016. These securities had amortized cost of $746,000. The Company realized a net investment loss of $1,278 on these sales for the year ended December 31, 2016. Proceeds of the sales of these securities were used for general corporate purposes.

Other Income

Other income from insurance company operation and other insurance operations is comprised primarily of miscellaneous items not relevant to the primary income statement captions.

	Year ended December 31
	2017	2016

Other income from insurance company operation and other insurance operations	$338,718	$224,282

Other income from insurance company operation and other insurance operations increased $114,436 (51%) in the year ended December 31, 2017, when compared to the year ended December 31, 2016. The increase in the year ended December 31, 2017 from the year ended December 31, 2016, is due primarily to increase in rental income on the Calabasas building.

35 of 83

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2017	2016

Policy acquisition costs	$6,463,681	$6,895,149
Ratio to net earned premium (GAAP ratio)	20%	22%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premium is earned. Policy acquisition costs decreased $431,468 (6%) in the year ended December 31, 2017, compared to the year ended December 31, 2016, due primarily to lower commission expense as a result of the loss experience and higher ceding commission due to an increase in ceded earned premium for the year ended December 31, 2017.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2017	2016

Total salaries and employee benefits incurred	$8,597,641	$7,680,315
Less: Charged to losses and loss adjustment expenses	(1,324,440)	(1,178,001)
Less: Capitalized to policy acquisition costs	(1,429,487)	(1,575,662)
Net amount charged to operating expenses	$5,843,714	$4,926,652

Total salaries and employee benefits incurred for the year ended December 31, 2017, increased $917,326 (12%) compared to the year ended December 31, 2016, due primarily to costs associated with a termination of an employment agreement with an employee; there are no such agreements for any other employees other than those agreements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2017	2016

Commission to agents/brokers	$166,636	$161,545

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program and the daily automobile rental insurance program. Commissions to agents and brokers increased $5,091 (3%) for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due primarily to increase in written premium in the health insurance program.

Other Operating Expenses are as follows:

	Year ended December 31
	2017	2016

Other operating expenses	$3,707,165	$2,571,738

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production.

Other operating expenses increased $1,135,427 (44%) for the year ended December 31, 2017, compared to the year ended December 31, 2016, due primarily to fees associated with the California Department of Insurance financial examination of Crusader and consulting expenses, which together accounted for approximately 51% of the increase. Other insignificant individual expenses contributed to the remainder of the increase.

36 of 83

Income Taxes

Income Tax Expenses are as follows:

	Year ended December 31
	2017	2016

Income tax benefit	$1,155,237	$709,961
Effective income tax rate	12%	34%

Income tax was a benefit for the year ended December 31, 2017, increased $445,276 (63%) compared to the year ended December 31, 2016. The effective income tax rates for the years ended December 31, 2017 and 2016 were 12% and 34%, respectively. The increase in the income tax benefit is related primarily to the $9,880,221 loss before taxes for the year ended December 31, 2017, compared to the $2,114,238 loss before taxes for the year ended December 31, 2016.

The TCJA, signed into law on December 22, 2017, reduced the corporate Federal income tax rate from 34% to 21%, effective for years beginning after December 31, 2017. As a result of the TCJA, the Company had recognized a decrease to its net deferred asset as of December 31, 2017 in the amount of $2,176,862 and a one-time income tax charge of $2,137,385 for the year ended December 31, 2017. This one-time income tax charge partially offset income tax benefit due to the $9,880,221 loss before taxes for the year ended December 31, 2017.

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

When there is clear evidence that the actual emerged claims costs that have are different than the claims costs that were expected for any prior accident year, the claims cost estimates for that year are revised accordingly. If the claims costs that emerge are less favorable than initially anticipated, generally, the Company increases its loss and loss adjustment expense reserves immediately. However, if the claims costs that emerge are more favorable than initially anticipated, generally, the Company reduces its loss and loss adjustment expense reserves over time while it continues to assess the validity of the observed trends based on the subsequent emerged claims costs.

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

37 of 83

Crusader underwrites four statutory annual statement lines of business: (1) CMP, (2) liability other than automobile and products, (3) fire, and (4) allied lines. CMP policies comprised 99% and 98% of Crusader’s 2017 and 2016 direct written premium, respectively. CMP policies include both property and liability coverages. For all of Crusader’s coverages and lines of business, Crusader’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense development patterns and (2) expected loss and loss adjustment expense per premium dollar.

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

38 of 83

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2017, Crusader had 587 open claim files. During 2017, 825 new claim files were opened and 820 claim files were closed, leaving 592 open claim files at the end of 2017. Due to the small size of Crusader and the related small population of claims, Crusader’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect Crusader’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The fluctuation in development of insured events of prior years underscores the inherent uncertainty in insurance claims costs, especially for a relatively small insurer, such as Crusader. While the Company believes the reserves were adequate at December 31, 2017 and 2016, adverse or (favorable) development may emerge in the future.

	Year ended December 31
	2017	2016

Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$37,534,817	$39,456,610
Adverse (favorable) development of insured events of prior years	$7,113,279	$(23,530)
Percentage of adverse (favorable) development to beginning reserves	19.0%	(0.1%)

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

Reinsurance

Crusader’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from Crusader’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that Crusader expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. Crusader’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. Crusader’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2017, all such ceded contracts are accounted for as risk transfer reinsurance.

39 of 83

The following tables provide the effect of reinsurance on the Company’s consolidated financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2017	2016

Ceded losses and loss adjustment expenses recoverable on excess of loss treaties:
Ceded case loss and loss adjustment expense reserves recoverable	$3,962,594	$3,925,435
Ceded IBNR loss and loss adjustment expense reserves recoverable	4,430,956	5,595,535
Total ceded loss and loss adjustment expense reserves recoverable	$8,393,550	$9,520,970

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2017	2016

Direct earned premium	$38,999,827	$37,453,619
Ceded earned premium	(6,656,508)	(6,097,248)
Net premium earned	$32,343,319	$31,356,371
Ratio of ceded earned premium to direct earned premium	17%	16%

The effect of reinsurance on losses and loss adjustment expenses is as follows:

	Year ended December 31
	2017	2016

Direct losses and loss adjustment expenses incurred	$43,672,969	$27,383,996
Ceded losses and loss adjustment expenses incurred on excess of loss treaties:
Ceded paid losses and loss adjustment expenses	(14,309,883)	(4,673,109)
Change in ceded case reserves	(37,159)	(631,227)
Change in ceded IBNR reserves	1,164,580	747,218
Total ceded losses and loss adjustment expenses incurred	(13,182,462)	(4,557,118)

Net losses and loss adjustment expenses incurred	$30,490,507	$22,826,878

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2017	2016

Ceded earned premium	$6,656,508	$6,097,248
Ceded losses and loss adjustment expenses incurred	(13,182,462)	(4,557,118)
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$(6,525,954)	$1,540,130

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations reflected above and the following changes in reinsurance recoverable:

	Year ended December 31
	2017	2016

Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$1,261,482	$606,570

40 of 83

There were no catastrophe losses incurred during the years ended December 31, 2017 and 2016.

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

For years ended December 31, 2017 and 2016, Crusader wrote 99.7% and 99.5% of its business in the state of California, respectively. The types of businesses and the coverage limits written by Crusader are not considered difficult lines for obtaining reinsurance. In addition, because the major catastrophe exposure is primarily from riots and from fire following earthquakes, Crusader does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

Investments

The Company’s fixed maturity investments are classified either as held-to-maturity or available-for-sale and are stated at fair value. Although part of the Company's investments is classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates fair value. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect. When a decline in the value of a fixed maturity is considered other-than-temporary, a loss is recognized in the Consolidated Statements of Operations. Realized gains and losses are included in the Consolidated Statements of Operations based on the specific identification method.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to its consolidated financial position or results of operations.

Related Party Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s consolidated balance sheet includes a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

The Company’s invested assets at December 31, 2017 and 2016 consisted of the following (at amortized cost):

	2017	2016

U.S. treasury securities	$7,517,901	$19,091,842
Certificates of deposit – over 1 year	28,098,000	61,280,000
Corporate securities	28,745,223	—
Agency mortgage-backed securities	21,889,996	—
Short-term investments	10,440,496	10,204,603
Total invested assets	$96,691,616	$90,576,445

41 of 83

The Company’s interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company believes that it has limited this risk by investing in securities with shorter term maturities. In addition, although part of fixed maturity bonds is classified as available-for-sale, the Company’s investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from market interest rate movements is not recognized as realized gains or losses in the Consolidated Statements of Operations. Interest rate movements on the Company’s investments are not due to credit rating related issues. As of December 31, 2017, the Company’s unrealized losses (net of unrealized gains) before income taxes on its fixed maturity bond portfolio were $303,666 compared to unrealized gains (net of unrealized losses) before income taxes of $12,083 as of December 31, 2016. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio as of December 31, 2017, would decrease by approximately $2,730,000. This decrease would not be reflected in the Consolidated Statements of Operations except to the extent that the securities were sold or the decrease was deemed to be other-than-temporary.

The Company’s short-term investments and certificates of deposit have only minimal interest rate risk.

The credit risk is minimized by maintaining a high credit quality fixed maturity bond portfolio and holding fixed maturity investments with average duration of five years or less.

The Company did not have any equity price risk since the Company did not hold any equity securities as of December 31, 2017 and 2016.

42 of 83

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

43 of 83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unico American Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unico American Corporation and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/JLK Rosenberger LLP

We have served as the Company’s auditor since 2015.

Glendale, California

April 2, 2018

44 of 83

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

	2017	2016
ASSETS
Investments:
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $58,153,120 at December 31, 2017, and $19,091,842 at December 31, 2016)	$57,849,454	$19,103,925
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $28,098,000 at December 31, 2017, and $61,280,000 at December 31, 2016)	28,098,000	61,280,000
Short-term investments, at fair value	10,440,496	10,204,603
Total Investments	96,387,950	90,588,528
Cash and restricted cash	774,226	13,496,379
Accrued investment income	490,579	185,916
Receivables, net	6,005,764	6,008,083
Reinsurance recoverable:
Paid losses and loss adjustment expenses	126,682	260,744
Unpaid losses and loss adjustment expenses	8,393,550	9,520,970
Deferred policy acquisition costs	4,162,771	4,432,299
Property and equipment, net	10,014,869	10,282,532
Deferred income taxes	3,380,806	1,177,346
Other assets	561,561	2,269,408
Total Assets	$130,298,758	$138,222,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$49,076,991	$47,055,787
Unearned premium	18,768,264	19,374,740
Advance premium and premium deposits	207,808	224,055
Accrued expenses and other liabilities	2,300,358	2,660,983
Total Liabilities	$70,353,421	$69,315,565

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares, issued and outstanding shares 5,307,133 at December 31, 2017 and 2016	$3,772,872	$3,761,320
Accumulated other comprehensive (loss) income	(239,896)	7,975
Retained earnings	56,412,361	65,137,345
Total Stockholders’ Equity	$59,945,337	$68,906,640

Total Liabilities and Stockholders' Equity	$130,298,758	$138,222,205

See accompanying notes to consolidated financial statements.

45 of 83

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2017	2016
REVENUES
Insurance company operation:
Net earned premium	$32,343,319	$31,356,371
Investment income	1,289,736	880,787
Net realized investment gains (losses)	528	(1,278)
Other income	338,653	217,721
Total Insurance Company Operation	33,972,236	32,453,601

Other insurance operations:
Gross commissions and fees	2,744,016	2,738,303
Investment income	331	359
Finance fees earned	74,834	68,900
Other income	65	6,561
Total Revenues	36,791,482	35,267,724

EXPENSES
Losses and loss adjustment expenses	30,490,507	22,826,878
Policy acquisition costs	6,463,681	6,895,149
Salaries and employee benefits	5,843,714	4,926,652
Commissions to agents/brokers	166,636	161,545
Other operating expenses	3,707,165	2,571,738
Total Expenses	46,671,703	37,381,962

Loss before taxes	(9,880,221)	(2,114,238)
Income tax benefit	1,155,237	709,961

Net Loss	$(8,724,984)	$(1,404,277)

PER SHARE DATA:
Basic
Loss per share	$(1.64)	$(0.26)
Weighted average shares	5,307,133	5,307,694
Diluted
Loss per share	$(1.64)	$(0.26)
Weighted average shares	5,307,133	5,307,694

See accompanying notes to consolidated financial statements.

46 of 83

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

	2017	2016

Net loss	$(8,724,984)	$(1,404,277)
Other changes in comprehensive loss:
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(315,749)	53,519
Income tax (expense) benefit related to changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	67,878	(18,196)
Comprehensive Loss	$(8,972,855)	$(1,368,954)

See accompanying notes to consolidated financial statements.

47 of 83

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Accumulated
			Other
	Common Shares		Comprehensive
	Issued and		Income	Retained
	Outstanding	Amount	(Loss)	Earnings	Total

Balance – December 31, 2015	5,315,945	$3,742,547	$(27,348)	$66,626,873	$70,342,072

Shares repurchased	(8,812)	(4,331)	—	(85,251)	(89,582)
Non-cash stock based compensation	—	23,104	—	—	23,104
Change in comprehensive loss, net of deferred income tax	—	—	35,323	—	35,323
Net loss	—	—	—	(1,404,277)	(1,404,277)
Balance – December 31, 2016	5,307,133	$3,761,320	$7,975	$65,137,345	$68,906,640

Non-cash stock based compensation	—	11,552	—	—	11,552
Change in comprehensive loss, net of deferred income tax	—	—	(247,871)	—	(247,871)
Net loss	—	—	—	(8,724,984)	(8,724,984)
Balance – December 31, 2017	5,307,133	$3,772,872	$(239,896)	$56,412,361	$59,945,337

See accompanying notes to consolidated financial statements.

48 of 83

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2017	2016

Cash flows from operating activities:
Net loss	$(8,724,984)	$(1,404,277)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	517,199	483,580
Bond amortization, net	(664,258)	(16,115)
Non-cash stock based compensation	11,552	23,104
Net realized investment (gains) losses	(528)	1,278
Bad debt expense	16,222	5,833
Changes in assets and liabilities:
Net receivables and accrued investment income	(318,566)	(608,556)
Reinsurance recoverable	1,261,482	606,570
Deferred policy acquisition costs	269,528	(198,903)
Other assets	400,471	296,515
Unpaid losses and loss adjustment expenses	2,021,204	(2,037,784)
Unearned premium	(606,476)	1,295,487
Advance premium and premium deposits	(16,247)	11,800
Accrued expenses and other liabilities	(360,625)	217,699
Income taxes current/deferred	(828,206)	(85,473)
Net Cash Used by Operating Activities	(7,022,232)	(1,409,242)

Cash flows from investing activities:
Purchase of fixed maturity investments	(60,292,407)	(16,772,000)
Proceeds from maturity of fixed maturity investments	53,936,023	17,873,000
Proceeds from sale of fixed maturity investments	1,141,892	744,722
Net (increase) decrease in short-term investments	(235,893)	5,436,200
Additions to property and equipment	(249,536)	(545,392)
Net Cash (Used) Provided by Investing Activities	(5,699,921)	6,736,530

Cash flows from financing activities:
Repurchase of common stock	—	(89,582)
Net Cash Used by Financing Activities	—	(89,582)

Net (decrease) increase in cash and restricted cash	(12,722,153)	5,237,706
Cash and restricted cash at beginning of year	13,496,379	8,258,673
Cash and Restricted Cash at End of Year	$774,226	$13,496,379

Supplemental cash flow information
Cash paid during the period for income taxes	$8,800	$8,774

See accompanying notes to consolidated financial statements.

49 of 83

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Investments

All of the Company’s fixed maturity investments are classified either as held-to-maturity or available-for-sale. The held-to-maturity investments are recorded at amortized cost, reflecting the ability and intent to hold these investments to maturity. The available-for-sale investments are stated at fair value, with unrealized gains or losses, net of applicable deferred income taxes, excluded from earnings and credited or charged to a separate component of equity. Although part of the Company's investments is classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Interest income on fixed maturity investments and short-term investments is recognized on an accrual basis at each measurement date and is included in net investment income in the Company’s Consolidated Statements of Operations.

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

50 of 83

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

The Company has used the following methods and assumptions in estimating its fair value disclosures:

  Fixed maturities:
1.	Investment securities, excluding long-term certificates of deposit – Fair values are obtained from widely accepted third party pricing vendors.

2.	Long-term certificates of deposit – The carrying amounts reported at cost in the Consolidated Balance Sheets for these instruments approximate their fair values.

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

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and American Acceptance Corporation (“AAC”), a subsidiary of Unico, are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2014 and California state income tax authorities for tax returns filed starting at taxable year 2013. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of December 31, 2017, the Company had no unrecognized tax benefits or liabilities. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

51 of 83

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

52 of 83

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2017	2016

Premium trust funds (1)	$—	$—
Assigned to state agencies (2)	700,000	700,000
Total restricted funds	$700,000	$700,000

(1)	As required by law, the Company segregates from its operating accounts the premium collected from insureds that are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments. Trust restrictions on cash and short-term investments were $0 at December 31, 2017 and 2016.

(2)	$500,000 and $600,000 included in fixed maturity investments as of December 31, 2017 and 2016, respectively, and $200,000 and $100,000 included in short-term investments as of December 31, 2017 and 2016, respectively, are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

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

Reinsurance

Crusader employs reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premium and reinsurance receivables are reported as assets and represent ceded unearned premium and reinsurance recoverable on both paid and unpaid losses and loss adjustment expenses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2017, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2017 or 2016.

53 of 83

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments are reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% of consolidated revenues for the years ended December 31, 2017 and 2016. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through Crusader, which as of December 31, 2017, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader is a multiple line property and casualty insurance company, which began transacting business on January 1, 1985. For the years ended December 31, 2017 and 2016, 99% and 98% of Crusader’s business was commercial multiple peril (“CMP”) insurance policies, respectively. CMP policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured’s premises. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis which provides either commercial property or commercial liability coverage, but not both.

Revenues, income before income taxes and assets by segment are as follows:

	Year ended December 31
	2017	2016
Revenues
Insurance company operation	$33,972,236	$32,453,601

Other insurance operations	13,497,345	13,431,802
Intersegment eliminations (1)	(10,678,099)	(10,617,679)
Total other insurance operations	2,819,246	2,814,123
Total revenues	$36,791,482	$35,267,724

Loss before income taxes
Insurance company operation	$(7,419,040)	$(1,043,318)
Other insurance operations	(2,461,181)	(1,070,920)
Total loss before income taxes	$(9,880,221)	$(2,114,238)

Assets
Insurance company operation	$117,274,626	$124,325,620
Intersegment eliminations (2)	(2,486,500)	(1,579,820)
Total insurance company operation	114,788,126	122,745,800
Other insurance operations	15,510,632	15,476,405
Total assets	$130,298,758	$138,222,205

(1) Intersegment revenue eliminations reflect rents paid by Unico to Crusader for space leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of Unico.

(2) Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

Concentration of Risks

99.7%, and 99.5% of Crusader’s direct written premium was derived from California during the years ended December 31, 2017 and 2016, respectively. In 2017, approximately 42% and 45% of the $1,047,593 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2016, approximately 40% and 41% of the $959,810 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

54 of 83

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

Name of Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2017	Amount Recoverable as of December 31, 2016

Renaissance Reinsurance U.S. Inc.	A	$4,464,980	$5,392,811
Hannover Ruck SE	A+	3,384,341	2,720,850
TOA Reinsurance Company of America	A	670,337	1,667,336
Other	A	574	717
Total		$8,520,232	$9,781,714

Stock-Based Compensation

Share-based compensation expense for all share-based payment awards granted or modified on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718, “Compensation - Stock Compensation” using the modified prospective transition method.

Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 34% percent) and to include the change in income from continuing operations. ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018. As early adoption is permitted, the Company has elected to adopt ASU 2018-02 for the year ended December 31, 2017. With the adoption of ASU 2018-02, there is no impact to the consolidated statement of operations and the consolidated balance sheet effect is limited to a reclassification within the equity section, which is an immaterial impact to the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for the Company beginning January 1, 2018, with early adoption permitted. The Company does not anticipate that ASU 2017-09 will have a material impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02 “Leases.”  ASU 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including those historically accounted for as operating leases. The Company is currently evaluating the effect ASU 2016-02 will have on the Company's consolidated financial statements. The guidance is effective for interim and annual periods beginning after December 31, 2018, and will be applied under a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the consolidated financial statements.

55 of 83

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows: Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company early adopted ASU 2016-18 as of December 31, 2016, and ASU 2016-18 was applied using a retrospective approach for each period presented. Upon adoption of ASU 2016-18, the Company's consolidated statements of cash flows included restricted cash in the beginning-of-period and end-of-period total amounts for cash and restricted cash. ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements, but ASU 2016-18 required additional disclosures in “Note 2 – Cash and Restricted Cash” to these consolidated financial statements.

NOTE 2 – CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	Year ended December 31
	2017	2016

Cash	$774,226	$122,586
Restricted cash	—	13,373,793
Cash and restricted cash	$774,226	$13,496,379

The restricted cash is represented by two cash deposits placed by Crusader with the Los Angeles Superior Court in lieu of appeal bonds. In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader appealed the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash with the Los Angeles Superior Court on December 28, 2015, in lieu of an appeal bond. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. The Company also appealed this additional judgment. That additional appeal required an additional $5,449,615 cash deposit which was made on March 21, 2016, in lieu of an appeal bond. In September 2017, both judgments were settled for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court were returned to Crusader.

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

NOTE 4 – INVESTMENTS

A summary of total investment income, net of investment expenses, and net realized gains and losses is as follows:

	Year ended December 31
	2017	2016

Fixed maturities (1)	$1,281,984	$862,783
Short-term investments	55,907	18,363
Gross investment income	1,337,891	881,146
Less investment expenses	(47,824)	—
Net investment income	1,290,067	881,146
Net realized gains (losses)	528	(1,278)
Net investment income, realized gains and losses	$1,290,595	$879,868

56 of 83

(1) Investment income from fixed maturities included $133,160 and $113,394 of interest on the restricted cash for the years ended December 31, 2017 and 2016, respectively.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2017, by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value

Due in one year or less	$21,272,019	$21,271,851
Due after one year through five years	32,213,970	32,052,025
Due after five years and beyond	32,765,131	32,623,578
Total fixed maturities	$86,251,120	$85,947,454

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Available-for-sale fixed maturities:
U.S. treasury securities	$7,517,901	$21	$(63,697)	$7,454,225
Corporate securities	28,745,223	43,204	(130,787)	28,657,640
Agency mortgage-backed securities	21,889,996	—	(152,407)	21,737,589
Held-to-maturity fixed maturities:
Certificates of deposit	28,098,000	—	—	28,098,000
Total fixed maturities	$86,251,120	$43,225	$(346,891)	$85,947,454

December 31, 2016
Available-for-sale fixed maturities:
U.S. treasury securities	$19,091,842	$14,205	$(2,122)	$19,103,925
Held-to-maturity fixed maturities:
Certificates of deposit	61,280,000	—	—	61,280,000
Total fixed maturities	$80,371,842	$14,205	$(2,122)	$80,383,925

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes is shown below:

	Year ended December 31
	2017	2016

Gross unrealized gains of fixed maturities	$43,225	$14,205
Gross unrealized (losses) of fixed maturities	(346,891)	(2,122)
Net unrealized (losses) gains on investments	(303,666)	12,083
Deferred federal tax benefit (expense)	63,770	(4,108)
Net unrealized (losses) gains, net of deferred income taxes	$(239,896)	$7,975

57 of 83

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2017
U.S. treasury securities	$7,454,225	$(63,697)	$—	$—
Corporate securities	20,335,512	(130,787)	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	—	—
Total	$49,527,326	$(346,891)	$—	$—

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2016
U.S. treasury securities	$—	$—	$9,097,285	$(2,122)
Total	$—	$—	$9,097,285	$(2,122)

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of December 31, 2017, and December 31, 2016, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company sold two securities prior to their maturity during the year ended December 31, 2017. These securities had amortized cost of $1,141,338. The Company realized a net investment gain of $554 on these sales for the year ended December 31, 2017. Proceeds of the sales of these securities were used for general corporate purposes. The Company sold three securities prior to their maturity during the year ended December 31, 2016. These securities had amortized cost of $746,000. The Company realized a net investment loss of $1,278 on these sales for the year ended December 31, 2016. Proceeds of the sales of these securities were used for general corporate purposes.

The Company’s investment in certificates of deposit included $27,698,000 and $60,780,000 of brokered certificates of deposit as of December 31, 2017 and 2016, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of MUFG Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held by Union Bank Global Custody Services for the benefit of the Company, and are FDIC insured within permissible limits.

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

58 of 83

All of the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2017	2016

U.S. treasury bills	$1,148,395	$—
U.S. treasury money market fund	—	8,542,292
Custodial trust	6,275,648	—
Certificates of deposit	200,000	1,098,000
Commercial paper	499,383	—
Bank money market accounts	2,315,307	562,548
Bank savings accounts	1,763	1,763
Total short-term investments	$10,440,496	$10,204,603

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

59 of 83

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
December 31, 2017
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$7,454,225	$—	$—	$7,454,225
Corporate securities	—	28,657,640	—	28,657,640
Agency mortgage-backed securities	—	21,737,589	—	21,737,589
Certificates of deposit	—	28,098,000	—	28,098,000
Total fixed maturity securities	7,454,225	78,493,229	—	85,947,454
Cash and restricted cash	774,226	—	—	774,226
Short-term investments	10,440,496	—	—	10,440,496
Total financial instruments at fair value	$18,668,947	$78,493,229	$—	$97,162,176

December 31, 2016
Financial instruments:
Fixed maturities securities:
U.S. treasury securities	$19,103,925	$—	$—	$19,103,925
Certificates of deposit	—	61,280,000	—	61,280,000
Total fixed maturity securities	19,103,925	61,280,000	—	80,383,925
Cash and restricted cash	13,496,379	—	—	13,496,379
Short-term investments	10,204,603	—	—	10,204,603
Total financial instruments at fair value	$42,804,907	$61,280,000	$—	$104,084,907

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2017 and 2016.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Year ended December 31
	2017	2016

Building and tenant improvements, located in Calabasas, California	$8,352,181	$8,339,807
Furniture, fixtures, equipment	2,724,775	2,673,670
Accumulated depreciation and amortization	(3,204,806)	(2,687,607)
Land located in Calabasas, California	1,787,485	1,787,485
Computer software under development	355,234	169,177
Property and equipment, net	$10,014,869	$10,282,532

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

Depreciation and amortization expense on all property and equipment for the years ended December 31, 2017 and 2016 were $517,199 and $483,580, respectively.

60 of 83

For the years ended December 31, 2017 and 2016, the Calabasas building has generated rental revenue in the amount of $1,065,104 and $990,013, and incurred operating expenses in the amount of $796,270 and $722,442, which included depreciation, respectively. These amounts are included in “Other income” from insurance company operation and other operating expenses, respectively, in the Company’s Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of December 31, 2017, 14,481 square feet of the Calabasas building was leased to non-affiliated entities. As of December 31, 2017, the Calabasas building was fully occupied.

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

While the Company’s existing policy acquisition system (“PAS”) continues to support the Company’s current operations, the Company believes it would realize more competitive parity with respect to product and service by replacing its existing PAS with a more contemporary platform. The Company is currently evaluating its alternatives.

NOTE 7 – RECEIVABLES, NET

Receivables, net, include premium, commissions and notes receivable and are as follows:

	Year ended December 31
	2017	2016

Premium and commission receivable	$2,234,166	$1,826,934
Premium finance notes receivable	4,967,671	5,365,667
Total premium and notes receivable	7,201,837	7,192,601
Allowance for doubtful accounts	(1,196,074)	(1,184,518)
Receivables, net	$6,005,764	$6,008,083

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

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the fourth individual was resolved. The Company collected $0 and $0 during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the agent’s balance due to Unifax was $1,181,272. As of December 31, 2017 and 2016, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at December 31, 2017, the Company continues to pursue collection of the judgments from the three principals. Bad debt expense was $16,222 and $5,833 for the years ended December 31, 2017 and 2016, respectively.

61 of 83

NOTE 8 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Crusader’s loss and loss adjustment expense case and incurred but not reported (“IBNR”) reserves are as follows:

	Year ended December 31
	2017	2016
Direct reserves:
Case reserves	$18,948,233	$16,384,081
IBNR reserves	30,128,758	30,671,706
Total direct reserves	$49,076,991	$47,055,787

Reserves net of reinsurance:
Case reserves	$14,985,639	$12,458,646
IBNR reserves	25,697,802	25,076,171
Total net reserves	$40,683,441	$37,534,817

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2017		2016

CMP	$48,003,282	97.8%	$46,100,751	98.0%
Other liability	1,060,328	2.2%	912,014	1.9%
Other	13,381	0.0%	43,022	0.1%
Total	$49,076,991	100.0%	$47,055,787	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2017	2016

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$37,534,817	$39,456,610

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	23,377,228	22,850,408
Decrease in provision for incurred events of prior years	7,113,279	(23,530)
Total incurred losses and loss adjustment expenses	30,490,507	22,826,878

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	7,925,460	7,984,562
Losses and loss adjustment expenses attributable to insured events of prior years	19,416,423	16,764,109
Total payments	27,341,883	24,748,671

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	40,683,441	37,534,817
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	8,393,550	9,520,970
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$49,076,991	$47,055,787

62 of 83

At each review period, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The fluctuation in development of insured events of prior years underscores the inherent uncertainty in insurance claims costs, especially for a relatively small insurer, such as Crusader. Management reviews claims costs that appear to be different from the historical claims costs to determine whether those differences are a normal part of the process or an indication that a change in reserve assumptions is appropriate. Management concluded that the differences noted above are differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of Crusader.

The following table presents loss development information by accident year, including cumulative incurred and paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities plus expected development on reported claims as of December 31, 2017:

Accident Year	Cumulative Incurred	Cumulative Paid	Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

2008	$17,497,508	$17,497,105	$—	921
2009	17,622,828	17,568,877	1,208	1,013
2010	16,828,688	16,720,942	5,944	974
2011	19,187,240	19,027,232	107,793	1,021
2012	17,914,837	17,265,513	125,157	965
2013	22,798,398	21,415,490	1,049,748	845
2014	17,640,211	14,556,687	1,616,118	742
2015	22,471,512	14,978,639	4,412,589	717
2016	22,908,016	12,009,273	7,070,782	763
2017	21,914,736	6,405,641	11,308,463	706
Total	$196,783,974	$157,445,399	$25,697,802

The following table reconciles the above cumulative incurred and paid data to Crusader’s loss and loss adjustment expense reserves:

	Year ended December 31
	2017	2016

Cumulative incurred losses and ALAE	$196,783,974	$193,271,387
Less cumulative paid losses and ALAE	(157,445,399)	(156,930,790)
Reserve for unpaid losses and ALAE (latest 10 accident years)	39,338,575	36,340,597
Reserves for unpaid losses and ALAE (beyond latest 10 accident years)	237,800	109,898
Reserves for unpaid unallocated loss adjustment expenses	1,107,066	1,084,322
Reserve for unpaid losses and loss adjustment expenses, net of reinsurance	40,683,441	37,534,817
Reinsurance recoverable on unpaid losses and loss adjustment expenses	8,393,550	9,520,970
Reserve for unpaid losses and loss adjustment expenses, gross of reinsurance	$49,076,991	$47,055,787

Crusader’s liability for unpaid loss and loss adjustment expense reserves consists of case reserves and reserves for IBNR claims. Case reserves are established by claims personnel based on a review of the facts known at the time the claim is reported and are subsequently revised as more information about a claim becomes known. IBNR is estimated using various actuarial methods and techniques and includes (1) reserves for losses and loss adjustment expenses on claims that have occurred but for which claims have not yet been reported to Crusader, and (2) a provision for expected future development on case reserves for information not currently known.

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

63 of 83

The Company determines the number of reported claims based on the number of loss events. A claim is considered a single loss event, per policy, and it may include multiple claimants and multiple coverages on a single policy. The cumulative number of reported claims is a sum of open claims, closed claims, and claims closed without payment.

NOTE 9 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of the Company’s deferred policy acquisition costs:

	Year ended December 31
	2017	2016

Deferred policy acquisition costs at beginning of year	$4,432,299	$4,233,396
Policy acquisition costs deferred during year	6,194,153	7,094,052
Policy acquisition costs amortized during year	(6,463,681)	(6,895,149)
Deferred policy acquisition costs at end of year	$4,162,771	$4,432,299

Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs, which are related to and vary with the production of Crusader policies. Policy acquisition costs are deferred and amortized as the related premium is earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income on insurance policies generated from these costs, including investment income. For the year ended December 31, 2017, the Company recognized $45,000 premium deficiency reserve; there was no such reserve for the year ended December 31, 2016.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2017	2016

Premium payable	$438,571	$614,926
Unearned policy fee income	759,082	811,838
Retirement plans	156,600	184,600
Accrued salaries and employee benefits	381,577	338,029
Commission payable	81,395	180,693
Other	483,133	530,897
Total accrued expenses and other liabilities	$2,300,358	$2,660,983

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

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through the Company. Incidental actions related to disputes concerning the issuance or non-issuance of individual policies are sometimes brought by customers or others. These items are also handled on a routine basis by counsel, and they do not generally affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company’s consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

64 of 83

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

Crusader’s primary excess of loss reinsurance agreements during the years ended December 31, 2017 and 2016 are as follows:

Loss Year	Reinsurers	A.M. Best Rating	Retention

2017	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A A+	$500,000
2016	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE & TOA Reinsurance of America	A A+ A+	$500,000

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability in each layer. In calendar years 2017 and 2016, Crusader retained a participation in its excess of loss reinsurance treaties of 10% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $3,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2017 and 2016, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

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

The effect of reinsurance on written premium, earned premium, and incurred losses and loss adjustment expenses is as follows:

	Year ended December 31
	2017	2016
Written premium:
Direct business	$38,393,351	$38,749,097
Reinsurance ceded	(6,765,240)	(6,124,575)
Net written premium	$31,628,111	$32,624,522

Earned premium:
Direct business	$38,999,827	$37,453,619
Reinsurance ceded	(6,656,508)	(6,097,248)
Net earned premium	$32,343,319	$31,356,371

Incurred losses and loss adjustment expenses:
Direct	$43,672,969	$27,383,996
Ceded	(13,182,462)	(4,557,118)
Net incurred losses and loss adjustment expenses	$30,490,507	$22,826,878

65 of 83

Ceded earned premium as a percentage of direct earned premium was 17% in 2017 and 16% in 2016. Crusader did not assume any premium or losses during the years ended December 31, 2017 and 2016.

NOTE 13 – PROFIT SHARING PLAN

The Unico American Corporation Profit Sharing Plan (“Plan”) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements. Unico American Corporation is the Plan sponsor and the Plan administrator. Fidelity Management Trust Company is the Plan trustee. The Plan is intended to be a qualified retirement plan under the Internal Revenue Code. As required by the Plan, on an annual basis, the Company must contribute 3% of participants’ eligible compensation to the account of each participant. In addition, pursuant to the terms of the Plan, the Company may contribute to participants an amount determined by the Board of Directors. Under the Plan, participants have the option to make 401(k) and/or Roth 401(k) deferral contributions which are not matched by the Company. Participants must be employed by the Company on the last day of the Plan year and must have met certain service and eligibility requirements to be eligible for a contribution. Participants are eligible to request a distribution of their vested account balance upon death, retirement, minimum required distributions and termination of employment.

Contributions to the Plan are as follows:

Year ended December 31, 2017	$178,155
Year ended December 31, 2016	$230,485

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

Crusader’s statutory capital and surplus are as follows:

As of December 31, 2017	$50,446,888
As of December 31, 2016	$59,120,443

Crusader’s statutory net loss is as follows:

Year ended December 31, 2017	$(6,207,351)
Year ended December 31, 2016	$(207,503)

The California Department of Insurance (CA DOI) conducts periodic financial examinations of Crusader. During 2017, the CA DOI completed a financial examination of Crusader’s December 31, 2015, statutory financial statements. On June 23, 2017, a report of examination was officially filed and became part of the records of the CA DOI. The Company has complied with all comments and recommendations identified in the report of examination, and none of the issues in that report of examination had any material effect on Crusader.

The Company believes that Crusader’s statutory capital and surplus are sufficient to support the written premium guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the CA DOI. Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2017, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2018 is $5,044,689. In the years ended December 31, 2017 and 2016, Crusader paid to Unico cash dividends in the amount of $3,000,000 and $2,000,000, respectively.

66 of 83

In December 1993, the NAIC adopted a Risk-Based Capital (“RBC”) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company’s current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company’s RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2017, was 716% of authorized control level RBC.

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

In 2017, Crusader was outside the usual value range on the following four of the 13 IRIS ratio tests:

IRIS Ratio	Unusual Value	Crusader’s Result

5 – two-year overall operating ratio	Over 100%	110.0%
6 – investment yield	Equal or greater than 6.5% or equal or less than 3.0%	1.5%
7 – gross change in policyholders’ surplus	Equal or greater than 50% or equal or less than -10%	-15.0%
8 – change in adjusted policyholders’ surplus	Equal or greater than 25% or equal or less than -10%	-15.0%

Crusader was outside IRIS ratios 5, 7, and 8 due primarily to Crusader’s $6,207,351 net loss for the year ended December 31, 2017. Crusader was outside IRIS ratio 6 due primarily to Crusader’s relatively conservative investments.

NOTE 15 – STOCK PLANS

The Unico American Corporation 2011 Incentive Stock Plan (“2011 Plan”) covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. Options to purchase 8,760 and 91,240 shares of common stock were granted under the 2011 Plan to one non-executive employee during the years ended December 31, 2012 and 2011, respectively. Due to termination of the employee during 2017, all options granted under the 2011 Plan became null and void. As of December 31, 2017, there are no outstanding options under the 2011 Plan.

No options were granted to employees or non-employees during the years ended December 31, 2017 and 2016.

The Company recognized stock-based compensation expense in the amount of $11,552 and $23,104 for all awards issued under the 2011 Plan in the “Salaries and employee benefits” line item in the Consolidated Statements of Operations in each year ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was no unrecognized compensation cost.

67 of 83

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

The average assumptions used to value each option award granted during the years ended December 31, 2012 and 2011 are as follows:

	Years ended December 31
	2012	2011

Weighted-average grant date fair value	$3.21	$2.53
Expected dividend yield	1.91%	3.12%
Expected volatility	28.01%	28.74%
Risk-free interest rate	1.94%	2.02%
Expected term (years)	10.00	10.00
Expected forfeiture	0.00%	0.00%

The following table summarizes stock option activity for year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2016	100,000	$10.96	4.72	$—
Granted	—	—	—	—
Forfeited or expired	100,000	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2017	—	—	—	$—
Exercisable at December 31, 2017	—	—	—	$—

NOTE 16 – TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2017	2016
Federal expense (benefit):
Current	$—	$(857,279)
Deferred	(1,327,602)	148,808
Total tax expense (benefit)	$(1,327,602)	$(708,471)

State expense (benefit):
Current	$8,800	$8,774
Deferred	163,565	(10,264)
Total tax expense (benefit)	$172,365	$(1,490)

Total expense (benefit):
Current	$8,800	$(848,505)
Deferred	(1,164,037)	138,544
Total tax expense (benefit)	$(1,155,237)	$(709,961)

68 of 83

The income tax provision reflected in the Consolidated Statements of Operations is different than the expected federal income tax rate of 34% on income as shown in the following table:

	Year ended December 31
	2017	2016

Computed income tax benefit at 34%	$(3,359,275)	$(718,841)
Tax effect of:
Impact of change in tax law	2,137,385	—
State tax expense (benefit), net of federal tax benefit	1,061	(990)
Expired state net operating losses	117,379	—
Other	(51,787)	9,870
Income tax benefit	$(1,155,237)	$(709,961)

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

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year ended December 31
	2017	2016
Deferred tax assets:
Discount on loss reserves	$264,510	$546,195
Unearned premium	794,461	1,340,027
Unearned commission income	360,443	469,730
Unearned policy fee income	212,419	347,792
Net operating loss carryforwards	2,746,927	—
State net operating loss carryforwards	1,258,753	1,463,188
Unrealized losses on investments	63,770	—
Bad debt reserve	334,705	507,448
Other	255,414	301,416
Total gross deferred tax assets	6,291,402	4,975,796
Less valuation allowance	1,258,753	1,264,627
Total deferred tax assets	$5,032,649	$3,711,169

Deferred tax liabilities:
Policy acquisition costs	$1,036,477	$1,859,491
Unrealized gains on investments	—	4,108
State tax on undistributed insurance company earnings	372,146	337,622
Federal tax liability on state deferred tax assets	96,368	167,585
Depreciation and amortization	146,852	165,017
Total deferred tax liabilities	$1,651,843	$2,533,823

Net deferred tax assets	$3,380,806	$1,177,346

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if it is more-likely-than-not that the positions are sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements. If the Company determines after a review of its anticipated future taxable income and all other available evidence, both positive and negative, that it is more-likely-than-not that any of its deferred tax assets will not result in future tax benefits, a valuation allowance is established for the portion of these assets that are not expected to be realized.

69 of 83

As of December 31, 2017, the Company has $13,080,606 of federal net operating loss carryforwards that will begin to expire in 2035. As of December 31, 2017, the Company had deferred tax assets of $1,258,753 generated from state net operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. For the years ended December 31, 2017 and December 31, 2016, a valuation allowance was established in the amount of $1,258,753 and $1,264,627, respectively, as the Company does not expect to realize a tax benefit from its state net operating losses in future years. For the years ended December 31, 2017 and December 31, 2016 the amount of state net operating losses that expired were $1,209,784 and $802,062, respectively. The remaining $1,258,753 of state tax carryforwards, expire between 2028 and 2037. The current federal effected state tax rate is 6.98%.

TCJA, signed into law on December 22, 2017, reduced the corporate Federal income tax rate from 34% to 21%, effective for years beginning after December 31, 2017. As a result of the TCJA, the Company has recognized a decrease to its net deferred asset as of December 31, 2017 in the amount of $2,176,862. The Company has determined that no other changes are required to the deferred tax asset (liability), and the current income tax expense is unaffected by this change in the law.

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and AAC are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2014 and California state income tax authorities for tax returns filed starting at taxable year 2013. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of December 31, 2017, the Company had no unrecognized tax benefits, no unrecognized additional liabilities or reduction in deferred tax asset, and no uncertain tax positions. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK – EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2017 and 2016, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the year ended December 31, 2017. The Company repurchased 8,812 shares of stock at an average price of $10.17 per share during the year ended December 31, 2016, in unsolicited transactions at a cost of $89,582 of which $4,331 was allocated to capital and $85,251 was allocated to retained earnings. The Company has retired and intends to retire all repurchased stock, as applicable.

70 of 83

NOTE 18 – LOSS PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share calculation is presented below:

	Year ended December 31
	2017	2016
Basic Loss Per Share
Net loss numerator	$(8,724,984)	$(1,404,277)

Weighted average shares outstanding denominator	5,307,133	5,307,694

Per share amount	$(1.64)	$(0.26)

Diluted Loss Per Share
Net loss numerator	$(8,724,984)	$(1,404,277)

Weighted average shares outstanding	5,307,133	5,307,694
Effect of diluted securities	—	—
Diluted shares outstanding denominator	5,307,133	5,307,694

Per share amount	$(1.64)	$(0.26)

As of December 31, 2017 and 2016, the Company had 0 and 574 common share equivalents that were excluded in the diluted loss per share calculation for years ended December 31, 2017 and 2016, respectively.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2017 and 2016 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2017
Total revenues	$8,960,497	$9,241,306	$9,293,389	$9,296,290
Loss before taxes	$(3,267,349)	$(1,350,826)	$(4,435,225)	$(826,821)
Net loss	$(2,147,252)	$(890,735)	$(2,927,249)	$(2,759,748)
Loss per share: Basic	$(0.40)	$(0.17)	$(0.55)	$(0.52)
Loss per share: Diluted	$(0.40)	$(0.17)	$(0.55)	$(0.52)

Calendar Year 2016
Total revenues	$8,529,678	$8,722,632	$8,998,342	$9,017,072
Income (loss) before taxes	$(270,026)	$208,594	$(2,966,721)	$913,915
Net income (loss)	$(198,987)	$151,030	$(1,953,497)	$597,177
Earnings (loss) per share: Basic	$(0.04)	$0.03	$(0.37)	$0.11
Earnings (loss) per share: Diluted	$(0.04)	$0.03	$(0.37)	$0.11

NOTE 20 – SUPPLEMENTARY INFORMATION ON LOSS AND ALAE DEVELOPMENT (UNAUDITED)

The following table presents cumulative incurred losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2008 (1)	2009 (1)	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017

2008	22,580,220	22,106,937	21,290,931	20,004,073	19,347,265	18,668,518	17,889,384	17,456,810	17,617,589	17,497,508
2009		21,751,337	21,412,289	21,571,780	21,012,811	20,398,961	19,667,376	19,050,348	18,554,526	17,622,828
2010			21,418,368	20,437,443	19,883,812	19,326,007	18,639,537	18,075,737	17,641,161	16,828,688
2011				18,120,563	17,900,250	17,605,460	17,014,895	17,879,595	18,224,634	19,187,240
2012					18,511,598	19,532,022	18,895,666	18,344,175	18,050,131	17,914,837
2013						19,570,946	20,118,343	20,323,841	21,742,580	22,798,398
2014							16,884,731	15,394,995	14,930,960	17,640,211
2015								20,452,199	20,840,034	22,471,512
2016									21,646,663	22,908,016
2017										21,914,736

71 of 83

(1) The information for the years 2008 through 2016 is presented as unaudited required supplementary information.

The following table presents cumulative paid losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2008 (1)	2009 (1)	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017

2008	6,962,996	9,869,827	13,950,969	15,902,618	16,856,762	17,001,061	17,041,185	17,178,322	17,593,260	17,497,105
2009		4,919,359	9,592,059	13,160,200	16,180,346	17,121,818	17,336,454	17,380,065	17,550,304	17,568,877
2010			7,535,122	10,695,223	12,955,467	14,756,510	15,330,864	16,283,050	16,778,214	16,720,942
2011				4,719,943	8,608,287	11,212,490	14,251,525	16,115,802	17,422,583	19,027,232
2012					6,719,982	11,673,621	13,411,125	15,369,629	16,734,967	17,265,513
2013						7,594,731	10,656,777	14,319,057	19,067,334	21,415,490
2014							3,826,263	6,082,893	9,173,947	14,556,687
2015								6,263,796	11,151,955	14,978,639
2016									7,435,120	12,009,273
2017										6,405,641

(1) The information for the years 2008 through 2016 is presented as unaudited required supplementary information.

The following table presents average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2017:

Years	1	2	3	4	5	6	7	8	9	10

	31.8%	19.9%	17.9%	16.5%	7.6%	3.1%	1.8%	0.7%	0.4%	0.3%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

72 of 83

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based upon its assessment, the Company’s management believes that as of December 31, 2017, the Company’s internal control over financial reporting is effective based on these criteria.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to Item 10 is incorporated by reference from the Company’s definitive proxy statement to be used in connection with the Company’s Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

Information in response to Item 11 is incorporated by reference from the Company’s definitive proxy statement to be used in connection with the Company’s Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

Information in response to Item 12 is incorporated by reference from the Company’s definitive proxy statement to be used in connection with the Company’s Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to Item 13 is incorporated by reference from the Company’s definitive proxy statement to be used in connection with the Company’s Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information in response to Item 14 is incorporated by reference from the Company’s definitive proxy statement to be used in connection with the Company’s Annual Meeting of Shareholders pursuant to Instruction G(3) of Form 10-K.

73 of 83

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2017, are contained herein as listed in the Index to Consolidated Financial Statements on Page 43.

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

3. Exhibits:

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
3.2	Bylaws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)
3.3	Amended Section 1 of Article V of the Company’s Bylaws effective April 1, 2009. (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on March 26, 2009.)
10.1	Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1985.)*
10.2	The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)
10.3	The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)
10.4	The Lease Amendment #2 dated March 23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed on March 31, 2008.)
10.5	Real Estate Lease dated April 1, 2012, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.6	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate at 26050 Mureau Road, Calabasas, CA, as amended. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)
10.7	1999 Omnibus Stock Plan of Unico American Corporation. (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 2000.)*
10.8	Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 21, 2008.)*
10.9	Amendment to Employment Agreement effective April 1, 2009, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, filed on November 30, 2009.)*
10.10	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*
10.11	Amendment to Employment Agreement dated September 21, 2012, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)*
10.12	Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 21, 2008.)*
10.13	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, filed on November 30, 2009.)*
10.14	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*
10.15

Employment Agreement effective April 1, 2009, by and between Registrant and Terry L. Kinigstein. (Incorporated herein by reference to Exhibit 10.3 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, filed on November 30, 2009.)*

74 of 83

10.16	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Terry L. Kinigstein. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*
10.17	Unico American Corporation Money Purchase Plan & Trust. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2009, filed on March 9, 2011.)*
10.18	The 2011 Incentive Stock Option Plan of Unico American Corporation. (Incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011.)*
10.19	Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 20, 2015)*
10.20	Job offer to Michael Budnitsky dated August 12, 2014. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)*
10.21	Amendment, dated March 27, 2017, to Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.)*
10.22	Amendment, dated March 23, 2018, to Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin.* ⱡ
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
23.1	Consent of Independent Registered Public Accounting Firm – JLK Rosenberger LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.**

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

Not applicable.

75 of 83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, and Director (Principal Executive Officer)	April 2, 2018

/s/ Michael Budnitsky Michael Budnitsky	Treasurer, Chief Financial Officer, Secretary, and Director (Principal Accounting and Principal Financial Officer)	April 2, 2018

/s/ Erwin Cheldin Erwin Cheldin	Director	April 2, 2018

/s/ George C. Gilpatrick	Director	April 2, 2018
George C. Gilpatrick

/s/ Terry L. Kinigstein Terry L. Kinigstein	Director	April 2, 2018

/s/ David T. Russell	Director	April 2, 2018
David T. Russell

/s/ Samuel J. Sorich	Director	April 2, 2018
Samuel J. Sorich

/s/ Donald B. Urfrig	Director	April 2, 2018
Donald B. Urfrig

76 of 83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unico American Corporation and subsidiaries:

Under date of April 2, 2018 we reported on the consolidated balance sheets of Unico American Corporation and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, as contained in the Annual Report on Form 10K for the year 2017. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ JLK Rosenberger LLP

Glendale, California

April 2, 2018

77 of 83

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

AS OF DECEMBER 31

	2017	2016
ASSETS
Investments
Short-term investments	$1,763	$1,763
Total investments	1,763	1,763
Cash	316,060	14,484
Receivables due from subsidiaries	2,399,653	2,363,344
Investments in subsidiaries	56,297,108	65,272,059
Property and equipment, net	996,371	1,012,103
Other assets	151,667	530,532
Total Assets	$60,162,622	$69,194,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$217,285	$287,645
Total Liabilities	$217,285	$287,645

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock	$3,772,872	$3,761,320
Accumulated other comprehensive (loss) income	(239,896)	7,975
Retained earnings	56,412,361	65,137,345
Total Stockholders’ Equity	$59,945,337	$68,906,640

Total Liabilities and Stockholders’ Equity	$60,162,622	$69,194,285

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

78 of 83

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2017	2016
REVENUES

Net investment income	$147,681	$106,517
Other income	65	6,559
Total Revenues	147,746	113,076

EXPENSES

General and administrative expenses	145,649	109,865
Income before equity in net income of subsidiaries	2,097	3,211
Equity in net loss of subsidiaries	(8,727,081)	(1,407,488)
Net Loss	$(8,724,984)	$(1,404,277)

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

79 of 83

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE LOSS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2017	2016

Net loss	$(8,724,984)	$(1,404,277)
Other changes in comprehensive loss:
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period	(315,749)	53,519
Income tax (expense) benefit related to changes in unrealized gains and losses on securities classified as available-for-sale arising during the period	67,878	(18,196)
Comprehensive Loss	$(8,972,855)	$(1,368,954)

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

80 of 83

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2017	2016

Cash flows from operating activities:
Net loss	$(8,724,984)	$(1,404,277)
Adjustments to reconcile net loss to net cash from operations:
Undistributed equity in net loss of subsidiaries	8,727,081	1,407,488
Depreciation and amortization	252,894	226,496
Non-cash stock based compensation	11,522	23,104
Accrued expenses and other liabilities	(70,360)	108,707
Other assets	378,865	(394,144)
Net Cash Provided (Used) by Operating Activities	575,018	(32,626)

Cash flows from investing activities:
Additions to property and equipment	(237,162)	(423,063)
Dividends received from subsidiaries	3,000,000	2,000,000
Net change in payables and receivables from subsidiaries	(3,036,310)	(1,458,100)
Net Cash (Used) Provided by Investing Activities	(273,472)	118,837

Cash flows from financing activities:
Repurchase of common stock	—	(89,582)
Net Cash Used by Financing Activities	—	(89,582)

Net increase (decrease) in cash	301,576	(3,371)
Cash at beginning of year	14,484	17,855
Cash at End of Year	$316,060	$14,484

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

81 of 83

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Dividends

Unico received cash dividends from Crusader of $3,000,000 and $2,000,000 in the years ended December 31, 2017 and 2016, respectively.

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

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $252,894 and $226,496 for the years ended December 31, 2017 and 2016, respectively.

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

82 of 83

SCHEDULE III

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		Future				Benefits,
		Benefits,				Claims,	Amortization
	Deferred	Losses,				Losses	of Deferred
	Policy	and Loss			Net	and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Written
	Cost	Expenses	Premium	Revenue	Income	Expenses	Costs	Costs	Premium

Year ended December 31, 2017	$4,162,771	$49,076,991	$18,768,264	$32,343,319	$1,290,595	$30,490,507	$6,463,681	$9,717,515	$31,628,111
Year ended December 31, 2016	$4,432,299	$47,055,787	$19,374,740	$31,356,371	$879,868	$22,826,878	$6,895,149	$7,659,935	$32,624,522

83 of 83