Form 10-K/A
period 2017-12-31
UNICO AMERICAN CORP
filed 2018-04-27
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference as Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerator filer,” “accelerator filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2018
Common Stock, no par value per share	5,307,133

1 of 3

EXPLANATORY NOTE

Unico American Corporation (the “Company” or “Unico”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 (the “Original 10-K”). The purpose of this Amendment No. 1 is to file as Exhibit 10.23 the Form of Indemnification Agreement between the Company and each of its directors and executive officers, which was inadvertently omitted from the Original 10-K due to administrative error.

In connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as no financial statements are being filed with this Amendment No. 1.

No modification or update to any of the other information or disclosures presented in the Original 10-K is being made by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the date of the filing of the Original 10-K on April 2, 2018 or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits:

10.23*	Form of Indemnification Agreement+
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

* Filed herewith.

+ Management contract or compensatory arrangement.

2 of 3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2018

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board, President and Chief Executive Officer

3 of 3