Form 10-Q
period 2018-03-31
UNICO AMERICAN CORP
filed 2018-05-15
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018 or

[ ]       Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2018
Common Stock, no par value per share	5,307,133

1 of 30

UNICO AMERICAN CORPORATION

2 of 30

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or “the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “the Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about our plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q, including, but not limited to, statements found in Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Please see Part I - Item 1A – “Risk Factors” in the Company’s 2017 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”), as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-Q and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

3 of 30

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2018	2017
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $65,628,151 at March 31, 2018, and $58,153,120 at December 31, 2017)	$64,191,414	$57,849,454
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $23,848,000 at March 31, 2018, and $28,098,000 at December 31, 2017)	23,848,000	28,098,000
Short-term investments, at fair value	6,011,792	10,440,496
Total Investments	94,051,206	96,387,950
Cash and restricted cash	262,608	774,226
Accrued investment income	377,008	490,579
Receivables, net	5,585,244	6,005,764
Reinsurance recoverable:
Paid losses and loss adjustment expenses	539,589	126,682
Unpaid losses and loss adjustment expenses,	11,570,306	8,393,550
Deferred policy acquisition costs	3,938,616	4,162,771
Property and equipment, net	9,912,406	10,014,869
Deferred income taxes	4,232,231	3,380,806
Other assets	521,098	561,561
Total Assets	$130,990,312	$130,298,758

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$53,914,003	$49,076,991
Unearned premiums	18,054,341	18,768,264
Advance premium and premium deposits	309,187	207,808
Accrued expenses and other liabilities	1,869,821	2,300,358
Total Liabilities	$74,147,352	$70,353,421

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,307,133,shares issued and outstanding at March 31, 2018, and December 31, 2017	$3,772,872	$3,772,872
Accumulated other comprehensive loss	(1,135,022)	(239,896)
Retained earnings	54,205,110	56,412,361
Total Stockholders’ Equity	$56,842,960	$59,945,337

Total Liabilities and Stockholders' Equity	$130,990,312	$130,298,758

See notes to condensed consolidated financial statements (unaudited).

4 of 30

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2018	2017
REVENUES
Insurance company operation:
Net earned premium	$7,681,628	$7,920,699
Investment income	444,702	212,186
Other income	55,689	68,212
Total Insurance Company Operation	8,182,019	8,201,097

Other insurance operations:
Gross commissions and fees	606,657	741,175
Investment income	97	49
Finance charges and fees earned	18,097	18,161
Other income	21	15
Total Revenues	8,806,891	8,960,497

EXPENSES
Losses and loss adjustment expenses	7,801,757	8,525,181
Policy acquisition costs	1,621,505	1,497,634
Salaries and employee benefits	1,288,078	1,348,643
Commissions to agents/brokers	41,339	41,889
Other operating expenses	866,143	814,499
Total Expenses	11,618,822	12,227,846

Loss before taxes	(2,811,931)	(3,267,349)
Income tax benefit	604,680	1,120,097
Net Loss	$(2,207,251)	$(2,147,252)

PER SHARE DATA:
Basic
Loss Per Share	$(0.42)	$(0.40)
Weighted Average Shares	5,307,133	5,307,133

Diluted
Loss Per Share	$(0.42)	$(0.40)
Weighted Average Shares	5,307,133	5,307,133

See notes to condensed consolidated financial statements (unaudited).

5 of 30

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31
	2018	2017

Net loss	$(2,207,251)	$(2,147,252)
Other changes in comprehensive loss:
Changes in unrealized losses on securities classified as available-for-sale arising during the period	(1,133,071)	(8,328)
Income tax benefit related to changes in unrealized losses on securities classified as available-for-sale arising during the period	237,945	2,832
Comprehensive Loss	$(3,102,377)	$(2,152,748)

See notes to condensed consolidated financial statements (unaudited).

6 of 30

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
	2018	2017
Cash flows from operating activities:
Net loss	$(2,207,251)	$(2,147,252)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	140,202	132,269
Bond amortization, net	98,269	(2,828)
Bad debt expense	128	13,352
Non-cash stock based compensation	—	5,776
Changes in assets and liabilities:
Net receivables and accrued investment income	533,963	(292,054)
Reinsurance recoverable	(3,589,663)	(261,709)
Deferred policy acquisition costs	224,155	11,553
Other assets	34,429	375,717
Unpaid losses and loss adjustment expenses	4,837,012	2,834,262
Unearned premiums	(713,923)	22,542
Advance premium and premium deposits	101,379	169,325
Accrued expenses and other liabilities	(430,537)	(141,236)
Income taxes current/deferred	(607,446)	(1,118,132)
Net Cash Used by Operating Activities	(1,579,283)	(398,415)

Cash flows from investing activities:
Purchase of fixed maturity investments	(8,160,736)	(100,000)
Proceeds from maturity of fixed maturity investments	4,837,436	12,238,000
Net decrease (increase) in short-term investments	4,428,704	(11,598,094)
Additions to property and equipment	(37,739)	(35,752)
Net Cash Provided by Investing Activities	1,067,665	504,154

Cash flows from financing activities:
Net Cash Used by Financing Activities	—	—

Net increase (decrease) in cash and restricted cash	(511,618)	105,739
Cash and restricted cash at beginning of period	774,226	13,496,379
Cash and Restricted Cash at End of Period	$262,608	$13,602,118

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

See notes to condensed consolidated financial statements (unaudited).

7 of 30

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

The Company has used the following methods and assumptions in estimating its fair value disclosures:

  Fixed maturities:
1.	Investment securities, excluding long-term certificates of deposit – Fair values are obtained from widely accepted third party vendors.

2.	Long-term certificates of deposit – The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments approximate their fair values.

  Cash, restricted cash, and short-term investments – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short- term nature of these instruments.

8 of 30

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2018, and December 31, 2017, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended March 31, 2018 and 2017. The Company has retired or will retire all stock repurchased.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
Basic Loss Per Share
Net loss	$(2,207,251)	$(2,147,252)

Weighted average shares outstanding	5,307,133	5,307,133

Basic loss per share	$(0.42)	$(0.40)

Diluted Loss per Share
Net loss	$(2,207,251)	$(2,147,252)

Weighted average shares outstanding	5,307,133	5,307,133
Diluted shares outstanding	5,307,133	5,307,133

Diluted loss per share	$(0.42)	$(0.40)

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently adopted standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 34% percent) and to include the change in income from continuing operations. ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted ASU 2018-02 for the year ended December 31, 2017.

In May 2017, FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 became effective for the Company beginning January 1, 2018. ASU 2017-09 does not have a material impact on the Company’s consolidated financial statements and related disclosures.

9 of 30

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the transaction price for a contract is allocated among separately identifiable performance obligations and a portion of the transaction price is recognized as revenue when the associated performance obligation has been completed or transferred to the customer. The Company adopted ASU 2014-09 effective January 1, 2018. The adoption of ASU 2014-09 did not have a material impact to the consolidated statement of operations and the consolidated balance sheet.

Standards not yet adopted

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

NOTE 5 – ACCOUNTING FOR INCOME TAXES

TCJA, signed into law on December 22, 2017, reduced the corporate Federal income tax rate from 34% to 21%, effective for years beginning after December 31, 2017. The current income tax expense for the period ending March 31, 2018 is affected by this change in the law. As a result of the TCJA, the Company has recognized a decrease to its net deferred asset as of December 31, 2017 in the amount of $2,176,862. The Company has determined that no other changes are required to the deferred tax asset (liability) as of March 31, 2018.

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

As of March 31, 2018, and December 31, 2017, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

10 of 30

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31	December 31
	2018	2017

Building and leasehold improvements located in Calabasas, California	$8,379,203	$8,352,181
Furniture, fixtures, and equipment	2,730,878	2,724,775
Computer software	359,848	355,234
Accumulated depreciation and amortization	(3,345,008)	(3,204,806)
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$9,912,406	$10,014,869

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three months ended March 31, 2018 and 2017, was $140,202 and $132,269, respectively.

For the three months ended March 31, 2018 and 2017, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $85,906 and $57,745, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2018 and 2017, the Calabasas building incurred operating expenses (including depreciation) in the amount of $187,904 and $166,974, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of March 31, 2018, 14,481 square feet of the Calabasas building was leased to non-affiliated entities. As of March 31, 2018 the Calabasas building was fully occupied.

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

NOTE 7 – SEGMENT REPORTING

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 93% and 92% of consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

11 of 30

Revenues, loss before income taxes, and assets by segment are as follows:

	Three Months Ended March 31
	2018	2017
Revenues
Insurance company operation	$8,182,019	$8,201,097

Other insurance operations	3,042,771	3,389,455
Intersegment eliminations (1)	(2,417,899)	(2,630,055)
Total other insurance operations	624,872	759,400
Total revenues	$8,806,891	$8,960,497

Loss Before Income Taxes
Insurance company operation	$(1,952,614)	$(3,063,919)
Other insurance operations	(859,317)	(203,430)
Total loss before income taxes	$(2,811,931)	$(3,267,349)

	As of
	March 31	December 31
	2018	2017
Assets
Insurance company operation	$118,235,474	$117,274,626
Intersegment eliminations (2)	(3,223,421)	(2,486,500)
Total insurance company operation	115,012,053	114,788,126
Other insurance operations	15,978,259	15,510,632
Total assets	$130,990,312	$130,298,758

(1)	Intersegment revenue eliminations reflect rents paid by Unico to Crusader for spaced leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

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

12 of 30

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2018, and December 31, 2017:

	Level 1	Level 2	Level 3	Total
March 31, 2018
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$10,202,657	$—	$—	$10,202,657
Corporate securities	—	31,280,064	—	31,280,064
Agency mortgage backed securities	—	22,708,693	—	22,708,693
Held-to-maturity fixed securities:
Certificates of deposit	—	23,848,000	—	23,848,000
Total fixed maturities	10,202,657	77,836,757	—	88,039,414
Cash and restricted cash	262,608	—	—	262,608
Short-term investments	6,011,792	—	—	6,011,792
Total financial instruments at fair value	$16,477,057	$77,836,757	$—	$94,313,814

December 31, 2017
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$7,454,225	$—	$—	$7,454,225
Corporate securities	—	28,657,640	—	28,657,640
Agency mortgage-backed securities	—	21,737,589	—	21,737,589
Held-to-maturity fixed securities:
Certificates of deposit	—	28,098,000	—	28,098,000
Total fixed maturities	7,454,225	78,493,229	—	85,947,454
Cash and restricted cash	774,226	—	—	774,226
Short-term investments	10,440,496	—	—	10,440,496
Total financial instruments at fair value	$18,668,947	$78,493,229	$—	$97,162,176

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2018 and 2017.

NOTE 9 – INVESTMENTS

A summary of investment income, net of investment expenses, is as follows:

	Three Months Ended March 31
	2018	2017

Fixed maturities	$462,167	$178,433
Short-term investments	7,947	33,802
Gross investment income	470,114	212,235
Less investment expenses	(25,315)	—
Net investment income	$444,799	$212,235

13 of 30

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities	$10,364,634	$1,532	$(163,509)	$10,202,657
Corporate securities	32,020,488	9,167	(749,591)	31,280,064
Agency mortgage-backed securities	23,243,029	3,197	(537,533)	22,708,693
Held-to-maturity fixed securities:
Certificates of deposits	23,848,000	—	—	23,848,000
Total fixed maturities	$89,476,151	$13,896	$(1,450,633)	$88,039,414

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Available-for-sale fixed maturities:
U.S. treasury securities	$7,517,901	$21	$(63,697)	$7,454,225
Corporate securities	28,745,223	43,204	(130,787)	28,657,640
Agency mortgage-backed securities	21,889,996	—	(152,407)	21,737,589
Held-to-maturity fixed securities:
Certificates of deposits	28,098,000	—	—	28,098,000
Total fixed maturities	$86,251,120	$43,225	$(346,891)	$85,947,454

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2018	2017

Gross unrealized gains on fixed maturities	$13,896	$43,225
Gross unrealized losses on fixed maturities	(1,450,633)	(346,891)
Net unrealized losses on fixed maturities	(1,436,737)	(303,666)
Deferred federal tax benefit	301,715	63,770
Net unrealized losses, net of deferred income taxes	$(1,135,022)	$(239,896)

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2018
U.S. treasury securities	$9,218,906	$(163,509)	7	$—	$—	—
Corporate securities	29,825,023	(749,591)	40	—	—	—
Agency mortgage-backed securities	20,766,633	(537,533)	17	—	—	—
Total	$59,810,562	$(1,450,633)	64	$—	$—	—

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2017
U.S. treasury securities	$7,454,204	$(63,697)	6	$—	$—	—
Corporate securities	20,335,512	(130,787)	26	—	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	17	—	—	—
Total	$49,527,305	$(346,891)	49	$—	$—	—

14 of 30

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of March 31, 2018, and December 31, 2017, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company did not sell any fixed maturities investments and there were no realized investment gains or losses during the three months ended March 31, 2018 and 2017. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s investment in certificates of deposit included $23,448,000 and $27,698,000 of brokered certificates of deposit as of March 31, 2018, and December 31, 2017, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificate of deposit investments are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered certificates of deposit are within the FDIC insured permissible limits.

The following securities from four different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada.

	March 31	December 31
	2018	2017

Certificates of deposit	$400,000	$400,000
Short-term investments	200,000	200,000
Total state held deposits	$600,000	$600,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	March 31	December 31
	2018	2017

Custodial trust	$946,383	$6,275,648
U.S. treasury bills	—	1,148,395
Certificates of deposit	200,000	200,000
Commercial paper	—	499,383
Bank money market accounts	4,863,646	2,315,307
Bank savings account	1,763	1,763
Total short-term investments	$6,011,792	$10,440,496

15 of 30

NOTE 10 – CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31	December 31
	2018	2017

Cash	$262,608	$774,226
Restricted cash	—	—
Cash and restricted cash	$262,608	$774,226

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

NOTE 11 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Three Months Ended March 31
	2018	2017

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$49,076,991	$47,055,787
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	8,393,550	9,520,970
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	40,683,441	37,534,817

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	6,009,138	6,497,566
Development of insured events of prior years	1,792,619	2,027,615
Total incurred losses and loss adjustment expenses	7,801,757	8,525,181

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	1,388,589	1,035,179
Attributable to insured events of prior years	4,752,912	5,020,402
Total payments	6,141,501	6,055,581

Reserve for unpaid losses and loss adjustment expenses at March 31 – net of reinsurance	42,343,697	40,004,417
Reinsurance recoverable on unpaid losses and loss adjustment expenses	11,570,306	9,885,632
Reserve for unpaid losses and loss adjustment expenses at March 31 – gross of reinsurance	$53,914,003	$49,890,049

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

16 of 30

The $6,009,138 provision for insured events of current year for the three months ended March 31, 2018, was $488,428 lower than the $6,497,566 provision for insured events of current year for the three months ended March 31, 2017, due primarily to lower frequency and severity of short-tail property claims during the three months ended March 31, 2018.

The $1,792,619 development of insured events of prior years for the three months ended March 31, 2018, was $234,996 lower than the $2,027,615 for the three months ended March 31, 2017, due primarily to lower incurred losses and loss adjustment expenses on long-tail liability claims for 2013, 2014, and 2015 accident years during the three months ended March 31, 2018. The $1,792,619 development of insured events of prior years during the three months ended March 31, 2018, was due primarily to strengthening of 2017 and 2016 accident years loss and loss adjustment expense reserves.

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

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the fourth individual was resolved. The Company collected $0 during the three months ended March 31, 2018 and 2017. As of March 31, 2018, and December 31, 2017, the agent’s balance due to Unifax was $1,181,272. As of March 31, 2018, and December 31, 2017, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at March 31, 2018, the Company continues to pursue collection of the judgments from the three principals.

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

17 of 30

Total revenues for the three months ended March 31, 2018, was $8,806,891 compared to $8,960,497 for the three months ended March 31, 2017, a decrease of $153,606 (2%). The Company had net loss of $2,207,251 for the three months ended March 31, 2018, compared to net loss of $2,147,252 for the three months ended March 31, 2017, an increase in net loss of $59,999.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's consolidated financial statements and notes thereto, and all other items contained within the Company’s 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 93% and 92% of consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of March 31, 2018, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader business remains concentrated in California (99.7% and 99.6% of direct written premium (before reinsurance ceded) during the three months ended March 31, 2018 and 2017, respectively)

Crusader’s total direct written premium (direct written premium before premium ceded to reinsurers), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended March 31
	2018	2017	Decrease

California	$8,626,671	$9,530,168	$(903,497)
Arizona	29,472	39,857	(10,385)
Total direct written premium	$8,656,143	$9,570,025	$(913,882)

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

The following is a reconciliation of net written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended March 31
	2018	2017

Net written premium	$6,904,312	$7,942,843
Change in direct unearned premium	713,923	(22,541)
Change in ceded unearned premium	63,393	397
Net earned premium	$7,681,628	$7,920,699

The insurance company operation underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

18 of 30

Crusader’s underwriting loss before income taxes is as follows:

	Three Months Ended March 31
	2018	2017	Increase (Decrease)

Net written premium	$6,904,312	$7,942,843	$(1,038,531)
Change in net unearned premium	777,316	(22,144)	799,460
Net earned premium	7,681,628	7,920,699	(239,071)
Less:
Losses and loss adjustment expenses	7,801,757	8,525,181	(723,424)
Policy acquisition costs	1,621,505	1,497,634	123,871
Total underwriting expenses	9,423,262	10,022,815	(599,553)
Underwriting loss before income taxes	$(1,741,634)	$(2,102,116)	$360,482

Underwriting income or loss before income taxes is a non-GAAP financial measure. Underwriting income or loss before income taxes represents one measure of the pretax profitability of the insurance company operation and is derived by subtracting losses and loss adjustment expenses, and policy acquisition costs from net earned premium, which are all GAAP financial measures. Management believes disclosure of underwriting income or loss before income taxes is useful supplemental information that helps align the reader’s understanding with management’s view of insurance company operations profitability. Each of these captions is presented in the Condensed Consolidated Statements of Operations but is not subtotaled.

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s loss before taxes:

	Three Months Ended March 31
	2018	2017

Underwriting loss before income taxes	$(1,741,634)	$(2,102,116)
Insurance company operation revenues:
Investment income	444,702	212,186
Other income	55,689	68,212
Other insurance operations revenues:
Gross commissions and fees	606,657	741,175
Investment income	97	49
Finance charges and fees earned	18,097	18,161
Other income	21	15
Less expenses:
Salaries and employee benefits	1,288,078	1,348,643
Commissions to agents/brokers	41,339	41,889
Other operating expenses	866,143	814,499
Loss before taxes	$(2,811,931)	$(3,267,349)

Crusader evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of Crusader’s programs become unprofitable, a premium deficiency reserve may be required. There was an increase in the premium deficiency reserve by $30,000 to $75,000, as compared to the premium deficiency reserve of $45,000 as of December 31, 2017; Crusader did not carry such reserve for the three months ended March 31, 2017.

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended March 31
	2018	2017	Decrease
Losses and loss adjustment expenses:
Provision for insured events of current year	$6,009,138	$6,497,566	$(488,428)
Development of insured events of prior years	1,792,619	2,027,615	(234,996)
Total losses and loss adjustment expenses	$7,801,757	$8,525,181	$(723,424)

19 of 30

Losses and loss adjustment expenses were 102% of net earned premium for the three months ended March 31, 2018, compared to 108% of net earned premium for the three months ended March 31, 2017. For further analysis, refer to “Results of Operations.”

On December 14, 2017, A.M. Best Company reaffirmed Crusader’s Financial Strength Rating of A- (Excellent) and Long-Term Issuer Credit Rating of a- (Excellent), and revised the rating outlook to “negative” from “stable.” The negative outlook reflects A.M. Best’s concerns with Crusader’s recent declining underwriting performance as well as some of its recent underwriting and marketing leadership changes and the execution risk that comes with such changes.

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

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 7% and 9% of total revenues in the three months ended March 31, 2018 and 2017, respectively.

Investments and Liquidity

The Company generated revenues from its total invested assets of $95,487,943 (at amortized cost) and $90,039,367 (at amortized cost) as of March 31, 2018 and 2017, respectively. For the three months ended March 31, 2017, the Company also generated revenue from two cash deposits placed with the Los Angeles Superior Court by Crusader in lieu of appeal bonds. These two deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178, and on March 21, 2016, for $5,449,615, and their respective balances were included in “Cash and restricted cash” on the Condensed Consolidated Balance Sheets and were not a part of the total invested assets as of March 31, 2018. In September 2017, both judgments were settled for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court were returned to Crusader.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations revenue increased $232,564 (110%) to $444,799 for the three months ended March 31, 2018, compared to $212,235 for the three months ended March 31, 2017. This increase in net investment income was due primarily to increase in the yield on average invested assets as a result of a change in the investment guidelines during 2017 and increases in interest rates.

Due to the current interest rate environment, a current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of March 31, 2018, all of the Company’s investments are in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of March 31, 2018, the weighted average maturity of the Company’s investments was approximately 6.8 years.

Liquidity and Capital Resources

Crusader has a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, restricted cash, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, restricted cash, and investments (at amortized cost) of the Company at March 31, 2018, were $95,750,551 compared to $97,465,842 at December 31, 2017. Crusader's cash, restricted cash, and investments were 98% of the total cash and investments (at amortized cost) held by the Company as of March 31, 2018, and December 31, 2017.

As of March 31, 2018, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, other fixed maturity securities, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The Company’s investments, at amortized cost, were as follows:

20 of 30

	March 31	December 31
	2018	2017
Fixed maturities:
Certificates of deposit	$23,848,000	$28,098,000
U.S. treasury securities	10,364,634	7,517,901
Corporate securities	32,020,488	28,745,223
Agency mortgage-backed securities	23,243,029	21,889,996
Total fixed maturities	89,476,151	86,251,120
Short-term investments	6,011,792	10,440,496
Total investments	$95,487,943	$96,691,616

The short-term investments include custodial trust, U.S. treasury bills, certificates of deposit, commercial paper, bank money market accounts, and a bank savings account that are all highly rated and redeemable within one year.

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

The Company’s previous investment guidelines on equity securities limited investments in equity securities to an aggregate maximum of $2,000,000. The Company’s previous investment guidelines on fixed maturities limited those investments to high-grade obligations with a maximum term of eight years. The maximum investment authorized in any one issuer was $2,000,000. This dollar limitation excluded bond premium paid in excess of par value and U.S. government or U.S. government guaranteed issues. Investments in municipal securities were primarily pre-refunded and secured by U.S. treasury securities. The short-term investments were either U.S. government obligations, FDIC insured, or were in an institution with a Moody's rating of at least P2 and/or a Standard & Poor's rating of A1. All of the Company's fixed maturity investment securities were rated, readily marketable, and could be liquidated without any materially adverse financial impact.

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

21 of 30

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2018, and December 31, 2017, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended March 31, 2018 and 2017. The Company has retired or will retire all stock repurchased.

The Company reported $1,579,285 net cash used by operating activities for the three months ended March 31, 2018, compared to $398,415 net cash used by operating activities for the three months ended March 31, 2017. The change in cash flows from operating activities is primarily attributable to the increase in loss and loss adjustment expense payments.  Other fluctuations in cash flows from operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2018, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Trust restrictions on cash and short-term investments were $0 at March 31, 2018.

Results of Operations

All comparisons made in this discussion are comparing the three months ended March 31, 2018, to the three months ended March 31, 2017, unless otherwise indicated.

For the three months ended March 31, 2018, total revenues were $8,806,891, a decrease of $153,606 (2%) compared to total revenues of $8,960,497 for the three months ended March 31, 2017. For the three months ended March 31, 2018, the Company had loss before taxes of $2,811,931 a decrease of $455,418 (14%) compared to loss before taxes of $3,267,349 for the three months ended March 31, 2017. For the three months ended March 31, 2018, the Company had net loss of $2,207,251, an increase of $59,999 (3%) compared to net loss of $2,147,252 for the three months ended March 31, 2017.

The decrease in revenues of $153,606 for the three months ended March 31, 2018, when compared to March 31, 2017, was primarily due to a decrease in net earned premium of $239,071 (3%) and a decrease in gross commissions and fees of $134,518 (18%) offset partially by an increase in net investment income of $232,564 (110%).

The decrease in loss before tax of $455,418 for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a decrease in losses and loss adjustment expenses of $723,424 (8%), offset partially by an increase in policy acquisition costs of $123,871 (8%) and the decrease in revenues of $153,606.

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements decreased $913,882 (10%) to $8,656,143 for the three months ended March 31, 2018, compared to $9,570,025 for the three months ended March 31, 2017 due primarily to curtailment or exclusion of coverage for risk of assault and battery claims at night clubs in California.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. As a result, Crusader received approvals from the California Department of Insurance for rate increases for several programs in May 2017 (implemented during the three months ended June 30, 2017), February 2018 (implemented during the three months ended March 31, 2018), and April 2018 (implemented between March 31, 2018, and this Form 10-Q filing date). The purpose of the rate increases is to ensure Crusader charges adequate premium for risks it underwrites.

22 of 30

Crusader believes that it can currently grow its sales and profitability by continuing to focus upon four areas of its operations: (1) product development, (2) improved service to retail brokers, (3) appointment of captive and independent retail agents, and (4) use of alternative marketing channels. While the Company’s policy administration system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching or upgrading to a more contemporary platform. The Company is currently evaluating its alternatives.

Earned premium (before reinsurance) decreased $177,418 (2%) to $9,370,066 for the three months ended March 31, 2018, compared to $9,547,484 for the three months ended March 31, 2017. The Company writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Ceded earned premium increased $61,653 (4%) to $1,688,438 for the three months ended March 31, 2018, compared to $1,626,785 for the three months ended March 31, 2017. Ceded earned premium as a percentage of direct earned premium was 18% and 17% for the three months ended March 31, 2018 and 2017, respectively.

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability in each layer. In calendar year 2018, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty. In calendar year 2017, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $3,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2018 and 2017, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2018, all such ceded contracts are accounted for as risk transfer reinsurance.

Net investment income increased $232,564 (110%) to $444,799 for the three months ended March 31, 2018, compared to $212,235 for the three months ended March 31, 2017. The Company had no realized gains or losses for the three months ended March 31, 2018 and 2017. This increase in investment income was due primarily to increase in the yield on average invested assets as a result of a change in the investment guidelines during 2017 and increases in interest rates.

Net investment income, excluding net realized investment losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2018	2017

Average invested assets (1) - at amortized cost	$96,079,780	$90,310,610
Net investment income:
Insurance company operation (2)	$444,702	$212,186
Other insurance operations	97	49
Total investment income	$444,799	$212,235
Annualized yield on average invested assets (3)	1.9%	0.9%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

23 of 30

(2) Net investment income from insurance company operation included no interest on the cash deposits in lieu of appeal bonds for the three months ended March 31, 2018, compared to $25,745 for the three months ended March 31, 2017. Investment income from insurance company operation included $25,315 of investment expense for the three months ended March 31, 2018, compared to no such expense for the three months ended March 31, 2017.

(3) Annualized yield on average invested assets did not include the interest on the cash deposits in lieu of appeal bonds.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by year at March 31, 2018:
Due in one year	$18,170,000	$18,170,000	$18,170,000	1.1%
Due after one year through five years	38,203,000	38,187,867	37,626,484	2.1%
Due after five years and beyond	32,545,320	33,118,284	32,242,930	2.7%
Total	$88,918,320	$89,476,151	$88,039,414	2.1%

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by year at December 31, 2017:
Due in one year	$21,272,000	$21,272,019	$21,271,851	1.1%
Due after one year through five years	32,161,000	32,213,970	32,052,025	1.9%
Due after five years and beyond	32,162,020	32,765,131	32,623,578	2.7%
Total	$85,595,020	$86,251,120	$85,947,454	2.0%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 6.8 years as of March 31, 2018, and 1.2 years as of March 31, 2017.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2018
U.S. treasury securities	$9,218,906	$(163,509)	7	$—	$—	—
Corporate securities	29,825,023	(749,591)	40	—	—	—
Agency mortgage-backed securities	20,766,633	(537,533)	17	—	—	—
Total	$59,810,562	$(1,450,633)	64	$—	$—	—

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2017
U.S. treasury securities	$7,454,204	$(63,697)	6	$—	$—	—
Corporate securities	20,335,512	(130,787)	26	—	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	17	—	—	—
Total	$49,527,305	$(346,891)	49	$—	$—	—

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of March 31, 2018, and December 31, 2017, were determined to be temporary.

24 of 30

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company did not sell any fixed maturities investments and there were no realized investment gains or losses during the three months ended March 31, 2018 and 2017. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income included in Insurance Company Revenues and Other Insurance Operations decreased $12,517 (18%) to $55,710 for the three months ended March 31, 2018, compared to $68,227 for the three months ended March 31, 2017.

Gross commissions and fees decreased $134,518 (18%) to $606,657 for the three months ended March 31, 2018, compared to gross commissions and fees of $741,175 for the three months ended March 31, 2017.

The changes in gross commission and fee income for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, are as follows:

	Three Months Ended March 31
	2018	2017	Decrease

Policy fee income	$308,920	$407,336	$(26,416)
Health insurance program	209,407	311,211	(101,804)
Membership and fee income	16,330	18,252	(1,922)
Daily automobile rental insurance program commission	—	4,376	(4,376)
Total	$606,657	$741,175	$(134,518)

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $26,416 (7%) in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to reduction in policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $101,804 (33%) in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease in commission income reported in the three months ended March 31, 2018, when compared to the prior year period, is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers received during the three months ended March 31, 2017.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $1,922 (11%) for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This decrease is primarily a result of a decrease in the number of association members enrolled in AAQHC.

The daily automobile rental insurance program was produced by Bedford. Bedford received commission income from non-affiliated insurance companies based on written premium. Bedford stopped selling and servicing daily automobile rental policies in 2015. Accordingly, since 2016, all Bedford’s commission income is comprised of commission on previous business written. As a result, the daily automobile rental insurance program commission income for the three months ended March 31, 2018, decreased $4,376 (100%) compared to the three months ended March 31, 2017.

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC decreased $64 (less than 1%) to $18,097 for the three months ended March 31, 2018, compared to $18,161 in fees earned during the three months ended March 31, 2017. AAC issued 660 loans and had 2,071 loans outstanding during the three months ended March 31, 2018, compared to 743 loans issued and 2,196 loans outstanding during the three months ended March 31, 2017. AAC provides premium financing only for Crusader policies produced by Unifax in California. Since July 2010, AAC has offered 0% financing on policies produced by Unifax for Crusader. Effective March 1, 2018, the annual percentage rate charged on AAC new loans increased up to 4.99% from 0%. The Company believes the new interest rate is competitive and will not have a negative impact on its business.

25 of 30

Losses and loss adjustment expenses were 102% of net earned premium for the three months ended March 31, 2018, compared to 108% of net earned premium for the three months ended March 31, 2017.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2018	2018 Loss Ratio	2017	2017 Loss Ratio	Decrease

Net earned premium	$7,681,628		$7,920,699		$(239,071)
Losses and loss adjustment expenses:
Provision for insured events of current year	6,009,138	78%	6,497,566	82%	(488,428)
Development of insured events of prior years	1,792,619	24%	2,027,615	26%	(234,996)
Total losses and loss adjustment expenses	$7,801,757	102%	$8,525,181	108%	$(723,424)

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

The $6,009,138 provision for insured events of current year for the three months ended March 31, 2018, was $488,428 lower than the $6,497,566 provision for insured events of current year for the three months ended March 31, 2017, due primarily to lower frequency and severity of short-tail property claims during the three months ended March 31, 2018.

The $1,792,619 development of insured events of prior years for the three months ended March 31, 2018, was $234,996 lower than the $2,027,615 for the three months ended March 31, 2017, due primarily to lower incurred losses and loss adjustment expenses on long-tail liability claims for 2013, 2014, and 2015 accident years during the three months ended March 31, 2018. The $1,792,619 development of insured events of prior years during the three months ended March 31, 2018, was due primarily to strengthening of 2017 and 2016 accident years loss and loss adjustment expense reserves.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since March 31, 2016:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses
Three Months Ended:
March 31, 2018	$6,009,138	$1,792,619	$7,801,757
December 31, 2017	5,330,275	808,481	6,138,756
September 30, 2017	5,982,245	3,935,651	9,917,896
June 30, 2017	5,567,142	341,532	5,908,674
March 31, 2017	6,497,566	2,027,615	8,525,181
December 31, 2016	5,731,198	(886,671)	4,844,527
September 30, 2016	6,792,115	1,245,985	8,038,100
June 30, 2016	5,603,427	(744,670)	4,858,757
March 31, 2016	4,723,668	361,826	5,085,494

26 of 30

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

The preparation of the Company’s consolidated financial statements requires estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses. Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer such as Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. Management draws on its collective experience to judgmentally determine its best estimate. In addition to applying a variety of standard actuarial methods to the data, an extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are: loss and loss adjustment expense development patterns; frequencies; severities; and ratios of loss to premium, loss adjustment expense to premium, and loss adjustment expense to loss.

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These costs were approximately 21% and 19% of net earned premium for the three months ended March 31, 2018 and 2017, respectively. Policy acquisition costs increased during the three months ended March 31, 2018, as compared to the prior year period, partly due higher amortization of deferred acquisition costs resulting from a reduction in a deferral rate of commission related acquisition costs. In addition, there was an increase in the premium deficiency reserve by $30,000 to $75,000, as compared to the premium deficiency reserve $45,000 as of December 31, 2017; Crusader did not carry such reserve for the three months ended March 31, 2017.

27 of 30

 Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended March 31
	2018	2017	Increase

Policy acquisition costs	$1,621,505	$1,497,634	$123,871
Ratio to net earned premium (GAAP ratio)	21%	19%

Salaries and employee benefits decreased $60,565 (4%) to $1,288,078 for the three months ended March 31, 2018, compared to $1,348,643 for the three months ended March 31, 2017.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended March 31
	2018	2017	Increase (Decrease)

Total salaries and employee benefits incurred	$2,092,704	$1,997,271	$95,433
Less: charged to losses and loss adjustment expenses	(430,146)	(323,018)	(107,128)
Less: capitalized to policy acquisition costs	(374,480)	(325,610)	(48,870)
Net amount charged to operating expenses	$1,288,078	$1,348,643	$(60,565)

The increase in the total salaries and employee benefits incurred for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to an increase in claims and underwriting headcount.

The decrease in the net amount of salaries and employee benefits charged to operating expenses for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due to a decrease in support headcount.

Commissions to agents/brokers decreased $550 (1%) to $41,339 for the three months ended March 31, 2018, compared to $41,889 for the three months ended March 31, 2017. The decrease in commissions to agents/brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to timing of payment receipts.

Other operating expenses increased $51,644 (6%) to $866,143 for the three months ended March 31, 2018, compared to $814,499 for the three months ended March 31, 2017. The increase in other operating expenses for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is related primarily to an increase in building maintenance expenses and higher costs of acquiring new employees.

Income tax benefit decreased $515,417 (46%) to $604,680 (22% of pre-tax loss) for the three months ended March 31, 2018, from an income tax benefit of $1,120,097 (34% of pre-tax loss) for the three months ended March 31, 2017. The decrease in income tax benefit during the three months ended March 31, 2018, when compared to three months ended March 31, 2017, was primarily due to a reduction in the corporate Federal income tax rate from 34% to 21%, effective for years beginning after December 31, 2017 as a result of the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017. The calculated tax rate for the three months ended March 31, 2018, consisted of federal tax benefit rate of 21 % and a state income tax benefit rate of 0.8%. The calculated tax rate for the three months ended March 31, 2017, was comprised of a calculated federal tax benefit rate of approximately 34% while the calculated state tax expense rate was approximately 0.5%.

Off-Balance Sheet Arrangements

During the periods presented, there were no off-balance sheet transactions, unconditional purchase obligations or similar instruments and the Company was not a guarantor of any other entities’ debt or other financial obligations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. The Company has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies and has therefore omitted the information required under Item 305 of Regulation S-K.

28 of 30

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2018, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2018.

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

ITEM 1A – RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2017, in response to Item 1A to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

29 of 30

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: May 15, 2018 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: May 15, 2018 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer and Secretary, (Principal

Accounting and Principal Financial Officer)

30 of 30