Form 10-Q
period 2018-06-30
UNICO AMERICAN CORP
filed 2018-08-15
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2018
Common Stock, no par value per share	5,307,133

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

3 of 32

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2018	2017
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $66,514,426 at June 30, 2018, and $58,153,120 at December 31, 2017)	$64,768,482	$57,849,454
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $20,602,000 at June 30, 2018, and $28,098,000 at December 31, 2017)	20,602,000	28,098,000
Short-term investments, at fair value	200,000	1,847,778
Total Investments	85,570,482	87,795,232
Cash, cash equivalents, and restricted cash	7,835,200	9,366,944
Accrued investment income	320,141	490,579
Receivables, net	4,549,625	6,005,764
Reinsurance recoverable:
Paid losses and loss adjustment expenses	93,753	126,682
Unpaid losses and loss adjustment expenses	8,804,650	8,393,550
Deferred policy acquisition costs	3,717,504	4,162,771
Property and equipment, net	9,817,942	10,014,869
Deferred income taxes	4,178,429	3,380,806
Other assets	611,765	561,561
Total Assets	$125,499,491	$130,298,758

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$50,066,053	$49,076,991
Unearned premiums	16,823,958	18,768,264
Advance premium and premium deposits	239,788	207,808
Accrued expenses and other liabilities	1,602,709	2,300,358
Total Liabilities	$68,732,508	$70,353,421

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,307,133, shares issued and outstanding at June 30, 2018, and December 31, 2017	$3,772,872	$3,772,872
Accumulated other comprehensive loss	(1,379,295)	(239,896)
Retained earnings	54,373,406	56,412,361
Total Stockholders’ Equity	$56,766,983	$59,945,337

Total Liabilities and Stockholders' Equity	$125,499,491	$130,298,758

See notes to condensed consolidated financial statements (unaudited).

4 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
REVENUES
Insurance company operation:
Net earned premium	$7,362,945	$8,220,150	$15,044,572	$16,140,849
Investment income	452,508	263,988	897,209	476,174
Net realized investments gains	137	155	137	155
Other income	112,199	67,261	167,889	135,473
Total Insurance Company Operation	7,927,789	8,551,554	16,109,807	16,752,651

Other insurance operations:
Gross commissions and fees	671,449	671,453	1,278,106	1,412,628
Investment income	98	70	195	119
Finance charges and fees earned	34,380	18,180	52,476	36,341
Other income	9,736	49	9,757	64
Total Revenues	8,643,452	9,241,306	17,450,341	18,201,803

EXPENSES
Losses and loss adjustment expenses	4,929,203	5,908,674	12,730,960	14,433,855
Policy acquisition costs	1,515,476	1,591,503	3,136,981	3,089,137
Salaries and employee benefits	1,126,503	1,964,725	2,414,580	3,313,368
Commissions to agents/brokers	40,541	44,994	81,880	86,883
Other operating expenses	744,697	1,082,236	1,610,840	1,896,735
Total Expenses	8,356,420	10,592,132	19,975,241	22,819,978

Income (loss) before taxes	287,032	(1,350,826)	(2,524,900)	(4,618,175)
Income tax expense (benefit)	118,735	(460,091)	(485,945)	(1,580,188)
Net Income (Loss)	$168,297	$(890,735)	$(2,038,955)	$(3,037,987)

PER SHARE DATA:
Basic
Earnings (loss) per share	$0.03	$(0.17)	$(0.38)	$(0.57)
Weighted average shares	5,307,133	5,307,133	5,307,133	5,307,133
Diluted
Earnings (loss) per share	$0.03	$(0.17)	$(0.38)	$(0.57)
Weighted average shares	5,307,133	5,307,133	5,307,133	5,307,133

See notes to condensed consolidated financial statements (unaudited).

5 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Net income (loss)	$168,297	$(890,735)	$(2,038,955)	$(3,037,987)
Other changes in comprehensive loss:
Changes in net unrealized losses on securities classified as available-for-sale arising during the period	(309,070)	(7,473)	(1,442,141)	(15,801)
Income tax benefit related to changes in unrealized losses on securities classified as available-for-sale arising during the period	64,904	2,541	302,850	5,372
Net realized investments gains	(137)	(155)	(137)	(155)
Income tax expense related to net realized investment gains	29	53	29	53
Comprehensive Loss	$(75,977)	$(895,769)	$(3,178,354)	$(3,048,518)

See notes to condensed consolidated financial statements (unaudited).

6 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
	2018	2017
Cash flows from operating activities:
Net loss	$(2,038,955)	$(3,037,987)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	281,717	264,710
Bond amortization, net	128,839	(426,603)
Bad debt expense	279	15,420
Non-cash stock based compensation	—	11,552
Realized investment gains	(137)	(155)
Changes in assets and liabilities:
Net receivables and accrued investment income	1,626,298	(318,323)
Reinsurance recoverable	(378,171)	(2,790,506)
Deferred policy acquisition costs	445,267	9,643
Other assets	(47,437)	415,723
Unpaid losses and loss adjustment expenses	989,062	4,883,233
Unearned premiums	(1,944,306)	501,849
Advance premium and premium deposits	31,980	161,441
Accrued expenses and other liabilities	(697,649)	47,035
Income taxes current/deferred	(497,511)	(1,584,493)
Net Cash Used by Operating Activities	(2,100,724)	(1,847,461)

Cash flows from investing activities:
Purchase of fixed maturity investments	(10,735,449)	(29,347,552)
Proceeds from maturity of fixed maturity investments	8,741,441	25,218,000
Proceeds from sale or call of fixed maturity investments	1,000,000	1,050,155
Net decrease (increase) in short-term investments	1,647,778	(2,100,663)
Additions to property and equipment	(84,790)	(95,441)
Net Cash Provided (Used) by Investing Activities	568,980	(5,275,501)

Cash flows from financing activities:
Net Cash Used by Financing Activities	—	—

Net decrease in cash, cash equivalents, and restricted cash	(1,531,744)	(7,122,962)
Cash, cash equivalents, and restricted cash at beginning of period	9,366,944	22,602,982
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,835,200	$15,480,020

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	$8,800

See notes to condensed consolidated financial statements (unaudited).

7 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Quarterly condensed financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheets at fair value are categorized based on the reliability of inputs for the valuation techniques (see Note 8).

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

  Cash, cash equivalents, restricted cash, and short-term investments – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2018, and December 31, 2017, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and six months ended June 30, 2018 and 2017. The Company has retired or will retire all stock repurchased.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings (loss) per share and diluted earnings (loss) per share computations reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Basic Earnings (Loss) Per Share
Net income (loss)	$168,297	$(890,735)	$(2,038,955)	$(3,037,987)

Weighted average shares outstanding	5,307,133	5,307,133	5,307,133	5,307,133

Basic earnings (loss) per share	$0.03	$(0.17)	$(0.38)	$(0.57)

Diluted Earnings (Loss) Per Share
Net income (loss)	$168,297	$(890,735)	$(2,038,955)	$(3,037,987)

Weighted average shares outstanding	5,307,133	5,307,133	5,307,133	5,307,133
Diluted shares outstanding	5,307,133	5,307,133	5,307,133	5,307,133

Diluted earnings (loss) per share	$0.03	$(0.17)	$(0.38)	$(0.57)

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently adopted standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 34% percent) and to include the change in income from continuing operations. ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-02 for the year ended December 31, 2017 (see Note 5 for impact of ASU 2018-02 adoption to the Company’s consolidated financial statements).

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

9 of 32

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the transaction price for a contract is allocated among separately identifiable performance obligations and a portion of the transaction price is recognized as revenue when the associated performance obligation has been completed or transferred to the customer. The Company adopted ASU 2014-09 effective January 1, 2018. The adoption of ASU 2014-09 did not have a material impact to the Consolidated Statement of Operations and the Consolidated Balance Sheet.

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

NOTE 5 – ACCOUNTING FOR INCOME TAXES

TCJA, signed into law on December 22, 2017, reduced the corporate Federal income tax rate from 34% to 21%, effective for years beginning after December 31, 2017. The current income tax expense for the period ending June 30, 2018 is affected by this change in the law. As a result of the TCJA, the Company has recognized a decrease to its net deferred asset as of December 31, 2017 in the amount of $2,176,862. The Company has determined that no other changes are required to the deferred tax asset (liability) as of June 30, 2018.

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

As of June 30, 2018, and December 31, 2017, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

10 of 32

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30	December 31
	2018	2017

Building and leasehold improvements located in Calabasas, California	$8,397,025	$8,352,181
Furniture, fixtures, and equipment	2,757,308	2,724,775
Computer software	362,647	355,234
Accumulated depreciation and amortization	(3,486,523)	(3,204,806)
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$9,817,942	$10,014,869

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and six months ended June 30, 2018, was $141,516 and $281,717, respectively, and for the three and six months ended June 30, 2017, was $132,441 and $264,710, respectively.

For the three and six months ended June 30, 2018, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $89,211 and $175,117, respectively, and for the three and six months ended June 30, 2017, rental revenue from non-affiliated tenants in the amount of $57,900 and $115,645, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2018, the Calabasas building incurred operating expenses (including depreciation) in the amount of $186,205 and $374,109, respectively, and $180,621 and $347,595 for the three and six months ended June 30, 2017, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of June 30, 2018, 14,481 square feet of the Calabasas building was leased to non-affiliated entities. As of June 30, 2018 the Calabasas building was fully occupied.

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

NOTE 7 – SEGMENT REPORTING

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% and 93% of consolidated revenues for the three and six months ended June 30, 2018, respectively, compared to 93% and 92% of consolidated revenues for the three and six ended June 30, 2017, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

11 of 32

Revenues, income (loss) before taxes, and assets by segment are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Insurance company operation	$7,927,789	$8,551,554	$16,109,807	$16,752,651

Other insurance operations	2,906,772	3,575,396	5,949,544	6,964,851
Intersegment eliminations (1)	(2,191,109)	(2,885,644)	(4,609,010)	(5,515,699)
Total other insurance operations	715,663	689,752	1,340,534	1,449,152
Total revenues	$8,643,452	$9,241,306	$17,450,341	$18,201,803

Income (Loss) Before Taxes
Insurance company operation	$892,285	$(346,898)	$(1,060,329)	$(3,410,818)
Other insurance operations	(605,253)	(1,003,928)	(1,464,571)	(1,207,357)
Total income (loss) before taxes	$287,032	$(1,350,826)	$(2,524,900)	$(4,618,175)

	As of
	June 30	December 31
	2018	2017
Assets
Insurance company operation	$114,015,943	$117,274,626
Intersegment eliminations (2)	(2,583,114)	(2,486,500)
Total insurance company operation	111,432,829	114,788,126
Other insurance operations	14,066,662	15,510,632
Total assets	$125,499,491	$130,298,758

(1)	Intersegment revenue eliminations reflect rents paid by Unico to Crusader for space leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

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

12 of 32

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of June 30, 2018, and December 31, 2017:

	Level 1	Level 2	Level 3	Total
June 30, 2018
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$10,512,602	$—	$—	$10,512,602
Corporate securities	—	32,326,331	—	32,326,331
Agency mortgage backed securities	—	21,929,549	—	21,929,549
Held-to-maturity fixed securities:
Certificates of deposit	—	20,602,000	—	20,602,000
Total fixed maturities	10,512,602	74,857,880	—	85,370,482
Cash, cash equivalents, and restricted cash	7,835,200	—	—	7,835,200
Short-term investments	200,000	—	—	200,000
Total financial instruments at fair value	$18,547,802	$74,857,880	$—	$93,405,682

December 31, 2017
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$7,454,225	$—	$—	$7,454,225
Corporate securities	—	28,657,640	—	28,657,640
Agency mortgage backed securities	—	21,737,589	—	21,737,589
Held-to-maturity fixed securities:
Certificates of deposit	—	28,098,000	—	28,098,000
Total fixed maturities	7,454,225	78,493,229	—	85,947,454
Cash, cash equivalents, and restricted cash	9,366,944	—	—	9,366,944
Short-term investments	1,847,778	—	—	1,847,778
Total financial instruments at fair value	$18,668,947	$78,493,229	$—	$97,162,176

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and six months ended June 30, 2018 and 2017.

NOTE 9 – INVESTMENTS

A summary of investment income, net of investment expenses and realized gains, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Fixed maturities	$469,500	$245,331	$931,667	$423,764
Short-term investments and cash equivalents	11,642	43,977	19,588	77,779
Gross investment income	481,142	289,308	951,255	501,543
Less: investment expenses	(28,536)	(25,250)	(53,851)	(25,250)
Net investment income	452,606	264,058	897,404	476,293
Net realized gains	137	155	137	155
Net investment income, realized gains	$452,743	$264,213	$897,541	$476,448

13 of 32

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Available-for-sale fixed maturities:
U.S. treasury securities	$10,718,524	$67	$(205,989)	$10,512,602
Corporate securities	33,242,576	6,285	(922,530)	32,326,331
Agency mortgage-backed securities	22,553,326	—	(623,777)	21,929,549
Held-to-maturity fixed securities:
Certificates of deposits	20,602,000	—	—	20,602,000
Total fixed maturities	$87,116,426	$6,352	$(1,752,296)	$85,370,482

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Available-for-sale fixed maturities:
U.S. treasury securities	$7,517,901	$21	$(63,697)	$7,454,225
Corporate securities	28,745,223	43,204	(130,787)	28,657,640
Agency mortgage-backed securities	21,889,996	—	(152,407)	21,737,589
Held-to-maturity fixed securities:
Certificates of deposits	28,098,000	—	—	28,098,000
Total fixed maturities	$86,251,120	$43,225	$(346,891)	$85,947,454

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2018	2017

Gross unrealized gains on fixed maturities	$6,352	$43,225
Gross unrealized losses on fixed maturities	(1,752,296)	(346,891)
Net unrealized losses on fixed maturities	(1,745,944)	(303,666)
Deferred federal tax benefit	366,649	63,770
Net unrealized losses, net of deferred income taxes	$(1,379,295)	$(239,896)

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2018
U.S. treasury securities	$10,165,938	$(205,989)	8	$—	$—	—
Corporate securities	30,145,410	(922,530)	41	—	—	—
Agency mortgage-backed securities	21,929,549	(623,777)	18	—	—	—
Total	$62,240,897	$(1,752,296)	67	$—	$—	—

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2017
U.S. treasury securities	$7,454,204	$(63,697)	6	$—	$—	—
Corporate securities	20,335,512	(130,787)	26	—	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	17	—	—	—
Total	$49,527,305	$(346,891)	49	$—	$—	—

14 of 32

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of June 30, 2018, and December 31, 2017, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company had realized gains of $137 for the three and six months ended June 30, 2018, compared to realized gains of $155 for the three and six months ended June 30, 2017. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s investment in certificates of deposit included $20,202,000 and $27,698,000 of brokered certificates of deposit as of June 30, 2018, and December 31, 2017, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificate of deposit investments are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of MUFG Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits. All the Company’s brokered certificates of deposit are within the FDIC insured permissible limits.

The following certificates of deposit from four different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada.

	June 30	December 31
	2018	2017

Long-term certificates of deposit	$400,000	$400,000
Short-term certificates of deposit	200,000	200,000
Total state held deposits	$600,000	$600,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity between three and twelve months and consist of the following:

	June 30	December 31
	2018	2017

Certificates of deposit	$200,000	$200,000
U.S. treasury bills	—	1,148,395
Commercial paper	—	499,383
Total short-term investments	$200,000	$1,847,778

15 of 32

NOTE 10- CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30	December 31
	2018	2017

Cash	$496,110	$774,226
Cash equivalents	7,339,090	8,592,718
Restricted cash	—	—
Cash, cash equivalents, and restricted cash	$7,835,200	$9,366,944

Cash equivalents were comprised of highly liquid investments with initial maturity of 90 days or less. As of June 30, 2018, and December 31, 2017, cash equivalents included custodial trust, bank money market accounts, and a bank savings account.

The restricted cash was represented by two cash deposits placed by Crusader with the Los Angeles Superior Court in lieu of appeal bonds. In December 2015, a judgment was finalized on a Crusader policy liability claim. Crusader appealed the judgment. As a part of the appeal, Crusader deposited $7,924,178 in cash with the Los Angeles Superior Court on December 28, 2015, in lieu of an appeal bond. This cash deposit was required to appeal the judgment. In March 2016, an additional judgment for plaintiff’s attorney fees and costs on this Crusader policy liability claim was finalized. Crusader appealed this additional judgment. That additional appeal required an additional $5,449,615 cash deposit, which was made on March 21, 2016, in lieu of an appeal bond. In September 2017, the two judgments were settled between the parties thereto for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court for the two appeals in the amount of $6,373,793 were returned to Crusader and were invested in fixed maturities, short-term investments, and cash equivalents.

NOTE 11 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Six Months Ended June 30
	2018	2017

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$49,076,991	$47,055,787
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	8,393,550	9,520,970
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	40,683,441	37,534,817

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	10,661,378	12,064,708
Development of insured events of prior years	2,069,582	2,369,147
Total incurred losses and loss adjustment expenses	12,730,960	14,433,855

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	2,819,187	2,700,347
Attributable to insured events of prior years	9,333,811	9,820,928
Total payments	12,152,998	12,521,275

Reserve for unpaid losses and loss adjustment expenses at June 30 – net of reinsurance	41,261,403	39,447,397
Reinsurance recoverable on unpaid losses and loss adjustment expenses	8,804,650	12,491,623
Reserve for unpaid losses and loss adjustment expenses at June 30 – gross of reinsurance	$50,066,053	$51,939,020

16 of 32

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

One of the Company’s agents, which was appointed in 2008 to assist the Company in implementing its Trucking Program, failed to pay the net premium and policy fees due Unifax, the exclusive general agent for Crusader. The agent was initially late in paying its February 2009 production that was due to Unifax on April 15, 2009. In May 2009, as a result of the agent’s failure to timely pay its balance due to Unifax, the Company terminated its agency agreement and assumed ownership and control of that agent’s policy expirations written with the Company. The Company subsequently commenced legal proceedings against the agent corporation, its three principals (who personally guaranteed the agent’s obligations) and another individual for the recovery of the balance due and any related recovery costs incurred. All related recovery costs have been expensed as incurred. The agent corporation and two of its principals filed bankruptcy. The corporation was adjudicated bankrupt. The Company obtained judgments, non-dischargeable in bankruptcy, for the full amount due from the two principals who filed bankruptcy. The other principal stipulated to a judgment of $1,200,000. The claim against the fourth individual was resolved. The Company collected $0 during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, and December 31, 2017, the agent’s balance due to Unifax was $1,181,272. As of June 30, 2018, and December 31, 2017, the Company’s bad debt reserve associated with this matter was $1,181,272, which represents 100% of the balance due to Unifax. Although the receivable is fully reserved for financial reporting purposes at June 30, 2018, the Company continues to pursue collection of the judgments from the three principals.

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

17 of 32

Total revenues for the three months ended June 30, 2018, were $8,643,452 compared to $9,241,306 for the three months ended June 30, 2017, a decrease of $597,854 (6%). Total revenues for the six months ended June 30, 2018, were $17,450,341 compared to $18,201,803 for the six months ended June 30, 2017, a decrease of $751,462 (4%). The Company had net income of $168,297 for the three months ended June 30, 2018, compared to net loss of $890,735 for the three months ended June 30, 2017, an increase in net income of $1,059,032. The Company had net loss of $2,038,955 for the six months ended June 30, 2018, compared to net loss of $3,037,987 for the six months ended June 30, 2017, an decrease in net loss of $999,032.

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

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from funds generated primarily from the insurance company operation. The insurance company operation generated approximately 92% and 93% of consolidated revenues for the three and six months ended June 30, 2018, respectively, compared to 93% and 92% of consolidated revenues for the three and six months ended June 30, 2017, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of June 30, 2018, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader business remains concentrated in California (99.6% of direct written premium (before reinsurance ceded) during the three and six months ended June 30, 2018 and 99.5% of direct written premium (before reinsurance ceded) during the three and six months ended June 30, 2017).

Crusader’s total direct written premium (direct written premium before premium ceded to reinsurers), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2018	2017	Decrease	2018	2017	Decrease

California	$7,753,668	$10,315,353	$(2,561,685)	$16,380,339	$19,845,521	$(3,465,182)
Arizona	26,087	49,961	(23,874)	55,559	89,818	(34,259)
Washington	6,444	6,444	—	6,444	6,444	—
Total direct written premium	$7,786,199	$10,371,758	$(2,585,559)	$16,442,342	$19,941,783	$(3,499,441)

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

The following is a reconciliation of net written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Net written premium	$6,095,588	$8,682,550	$12,999,900	$16,625,393
Change in direct unearned premium	1,230,382	(479,307)	1,944,306	(501,849)
Change in ceded unearned premium	36,975	16,907	100,366	17,305
Net earned premium	$7,362,945	$8,220,150	$15,044,572	$16,140,849

18 of 32

The insurance company operation underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting profit (loss) before income taxes is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

Net written premium	$6,095,588	$8,682,550	$(2,586,962)	$12,999,900	$16,625,393	$(3,625,493)
Change in net unearned premium	1,267,357	(462,400)	1,729,757	2,044,672	(484,544)	2,529,216
Net earned premium	7,362,945	8,220,150	(857,205)	15,044,572	16,140,849	(1,096,277)
Less:
Losses and loss adjustment expenses	4,929,203	5,908,674	(979,471)	12,730,960	14,433,855	(1,702,895)
Policy acquisition costs	1,515,476	1,591,503	(76,027)	3,136,981	3,089,137	47,844
Total underwriting expenses	6,444,679	7,500,177	(1,055,498)	15,867,941	17,522,992	(1,655,051)
Underwriting profit (loss) before income taxes	$918,266	$719,973	$198,293	$(823,369)	$(1,382,143)	$558,774

Underwriting profit or loss before income taxes is a non-GAAP financial measure. Underwriting profit or loss before income taxes represents one measure of the pretax profitability of the insurance company operation and is derived by subtracting losses and loss adjustment expenses, and policy acquisition costs from net earned premium, which are all GAAP financial measures. Management believes disclosure of underwriting profit or loss before income taxes is useful supplemental information that helps align the reader’s understanding with management’s view of insurance company operations profitability. Each of these captions is presented in the Condensed Consolidated Statements of Operations but is not subtotaled.

The following is a reconciliation of Crusader’s underwriting profit (loss) before income taxes to the Company’s income (loss) before taxes:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Underwriting profit (loss) before income taxes	$918,266	$719,973	$(823,369)	$(1,382,143)
Insurance company operation revenues:
Investment income	452,508	263,988	897,209	476,174
Net realized investment gains	137	155	137	155
Other income	112,199	67,261	167,889	135,473
Other insurance operations revenues:
Gross commissions and fees	671,449	671,453	1,278,106	1,412,628
Investment income	98	70	195	119
Finance charges and fees earned	34,380	18,180	52,476	36,341
Other income	9,736	49	9,757	64
Less expenses:
Salaries and employee benefits	1,126,503	1,964,725	2,414,580	3,313,368
Commissions to agents/brokers	40,541	44,994	81,880	86,883
Other operating expenses	744,697	1,082,236	1,610,840	1,896,735
Income (loss) before taxes	$287,032	$(1,350,826)	$(2,524,900)	$(4,618,175)

The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. There was an increase in the premium deficiency reserve by $30,000 to $75,000 during the three months ended March 31, 2018, as compared to the premium deficiency reserve of $45,000 as of December 31, 2017; The Company did not carry such reserve for the three and six months ended June 30, 2017.

19 of 32

The following table provides an analysis of the losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
	2018	2017	Decrease	2018	2017	Decrease

Losses and loss adjustment expenses:
Provision for insured events of current year	$4,652,240	$5,567,142	$(914,902)	$10,661,378	$12,064,708	$(1,403,330)
Development of insured events of prior years	276,963	341,532	(64,569)	2,069,582	2,369,147	(299,565)
Total losses and loss adjustment expenses	$4,929,203	$5,908,674	$(979,471)	$12,730,960	$14,433,855	$(1,702,895)

Losses and loss adjustment expenses were 67% and 85% of net earned premium for the three and six months ended June 30, 2018, respectively, compared to 72% and 89% of net earned premium for the three and six months ended June 30, 2017, respectively. For further analysis, refer to “Results of Operations.”

On December 14, 2017, A.M. Best Company reaffirmed Crusader’s Financial Strength Rating of A- (Excellent) and Long-Term Issuer Credit Rating of a- (Excellent), and revised the rating outlook to “negative” from “stable.” The negative outlook reflects A.M. Best’s concerns with Crusader’s recent decline in underwriting performance as well as its recent leadership changes and the execution risk that comes with such changes.

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

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 8% of total revenues in the three and six months ended June 30, 2018, compared to approximately 7% and 8% of total revenues in the three and six months ended June 30, 2017, respectively.

Investments and Liquidity

The Company generated revenues from its total invested assets of $87,316,426 (at amortized cost) and $87,076,660 (at amortized cost) as of June 30, 2018 and 2017, respectively. For the three and six months ended June 30, 2017, the Company also generated revenue from two cash deposits placed with the Los Angeles Superior Court by Crusader in lieu of appeal bonds. These two deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178, and on March 21, 2016, for $5,449,615, and their respective balances were included in “Cash, cash equivalents, and restricted cash” on the Condensed Consolidated Balance Sheets and were not a part of the total invested assets as of June 30, 2018 and December 31, 2017. In September 2017, both judgments were settled for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court were returned to Crusader.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations revenue increased $188,548 (71%) and $421,111 (88%) to $452,606 and $897,404 for the three and six months ended June 30, 2018, respectively, compared to $264,058 and $476,293 for the three and six months ended June 30, 2017, respectively. This increase in net investment income was due primarily to increase in the yield on average invested assets as a result of a change in the investment guidelines during 2017 and increases in interest rates.

Due to the current interest rate environment, a current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of June 30, 2018, all of the Company’s investments are in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of June 30, 2018, the weighted average maturity of the Company’s investments was approximately 6.6 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines approved in 2017) was 3.81 years.

20 of 32

Liquidity and Capital Resources

Crusader has a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, restricted cash, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, cash equivalents, restricted cash, and investments (at amortized cost) of the Company at June 30, 2018, were $95,151,626 compared to $97,465,842 at December 31, 2017. Crusader's cash, cash equivalents, restricted cash, and investments were 98% of the total cash and investments (at amortized cost) held by the Company as of June 30, 2018, and December 31, 2017.

As of June 30, 2018, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, other fixed maturity securities, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The Company’s investments, at amortized cost, were as follows:

	June 30	December 31
	2018	2017
Fixed maturities:
Certificates of deposit	$20,602,000	$28,098,000
U.S. treasury securities	10,718,524	7,517,901
Corporate securities	33,242,576	28,745,223
Agency mortgage-backed securities	22,553,326	21,889,996
Total fixed maturities	87,116,426	86,251,120
Short-term investments	200,000	1,847,778
Total investments	$87,316,426	$88,098,898

The short-term investments include U.S. treasury bills, certificates of deposit, and commercial paper that are all highly rated and have initial maturity between three and twelve months.

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

Under the new investment guidelines, investments may only include U.S. treasury notes, U.S. government agency notes, mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral, commercial mortgage-backed securities, U.S. corporate obligations, asset backed securities (including but not limited to credit card, automobile and home equity backed securities), tax-exempt bonds, preferred stocks, common stocks, commercial paper, repurchase agreements (treasuries only), mutual funds, exchange traded funds, bank certificates of deposits and time deposits. The new investment guidelines provide for certain investment limitations in each investment category.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2018, and December 31, 2017, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,655 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three and six months ended June 30, 2018 and 2017. The Company has retired or will retire all stock repurchased.

The Company reported $2,100,724 net cash used by operating activities for the six months ended June 30, 2018, compared to $1,847,461 net cash used by operating activities for the six months ended June 30, 2017. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash, cash equivalents, and short-term investments at June 30, 2018, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. There were no trust restrictions on cash, cash equivalents, and short-term investments at June 30, 2018.

Results of Operations

All comparisons made in this discussion are comparing the three and six months ended June 30, 2018, to the three and six months ended June 30, 2017, unless otherwise indicated.

For the three and six months ended June 30, 2018, total revenues were $8,643,452, a decrease of $597,854 (6%) and $17,450,341, a decrease of $751,462 (4%) compared to total revenues of $9,241,306 and $18,201,803 for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, the Company had income before taxes of $287,032 and a loss before taxes of $2,524,900, respectively, an increase of $1,637,858 (121%) in income before taxes and a decrease of $2,093,275 (45%) in loss before taxes, compared to loss before taxes of $1,350,826 and $4,618,175 for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, the Company had net income of $168,297 and a net loss of $2,038,955, respectively, an increase of $1,059,032 (119%) in net income and a decrease of $999,032 (33%) in net loss, compared to net loss of $890,735 and $3,037,987 for the three and six months ended June 30, 2017, respectively.

The decrease in revenues of $597,854 for the three months ended June 30, 2018, when compared to the three months ended June 30, 2017, was primarily due to a decrease in net earned premium of $857,205 (10%) offset partially by an increase in net investment income of $188,548 (71%). The decrease in revenues of $751,462 for the six months ended June 30, 2018, when compared to the six months ended June 30, 2017, was primarily due to a decrease in net earned premium of $1,096,277 (7%) offset partially by an increase in net investment income of $421,111 (88%).

22 of 32

The increase in income before tax of $1,637,858 for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due primarily to a decrease in losses and loss adjustment expenses of $979,471 (17%) and a decrease in salaries and employee benefits of $838,222 (43%). The decrease in loss before tax of $2,093,275 for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a decrease in losses and loss adjustment expenses of $1,702,895 (12%) and a decrease in salaries and employee benefits of $898,788 (27%). The decrease in salaries and employee benefits for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, was due primarily to costs associated with a termination of an employment agreement with an employee during the three months ended June 30, 2017.

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements decreased $2,585,559 (25%) and $3,499,441 (18%) to $7,786,199 and $16,442,342 for the three and six months ended June 30, 2018, respectively, compared to $10,371,758 and $19,941,783 for the three and six months ended June 30, 2017, respectively, due primarily to curtailment or exclusion of coverage for risk of assault and battery claims at night clubs in California, and, to a lesser extent, decreases in direct written premium in other Crusader’s insurance programs.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. As a result, Crusader received approvals from the California Department of Insurance for rate increases for several programs in May 2017 (implemented during the three months ended June 30, 2017), February 2018 (implemented during the three months ended March 31, 2018), and April 2018 (implemented during the three months ended June 30, 2018). The purpose of the rate increases is to ensure Crusader charges adequate premium for risks it underwrites.

Crusader believes that it can currently grow its sales and profitability by continuing to focus upon four areas of its operations: (1) product development, (2) improved service to retail brokers, (3) appointment of captive and independent retail agents, and (4) use of alternative marketing channels.

While the Company’s policy administration system continues to support the Company’s existing operations, the Company believes it would realize more competitive parity with respect to product and service by switching or upgrading to a more contemporary platform. The Company is currently evaluating its alternatives, with particular urgency focused upon streamlining operations and improving its risk selection and pricing activity.

Earned premium (before reinsurance) decreased $875,870 (9%) to $9,016,581 and $1,053,286 (5%) to $18,386,648 for the three and six months ended June 30, 2018, respectively, compared to $9,892,451 and $19,439,934, for the three and six months ended June 30, 2017, respectively. The Company writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Ceded earned premium decreased $18,665 (1%) to $1,653,636 and increased $42,991 (1%) to $3,342,076 for the three and six months ended June 30, 2018, compared to $1,672,301 and $3,299,085 for the three and six months ended June 30, 2017, respectively. Ceded earned premium as a percentage of direct earned premium was 18% for the three and six months ended June 30, 2018 and 17% for the three and six months ended June 30, 2017.

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar year 2018, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty. In calendar year 2017, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $3,000,000), and 0% in its property and casualty clash treaty.

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

23 of 32

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of June 30, 2018, all such ceded contracts are accounted for as risk transfer reinsurance.

Net investment income increased $188,548 (71%) to $452,606 and $421,111 (88%) to $897,404 for the three and six months ended June 30, 2018, respectively, compared to $264,058 and $476,293 for the three and six months ended June 30, 2017, respectively. The Company had realized gains of $137 for the three and six months ended June 30, 2018, compared to realized gains of $155 for the three and six months ended June 30, 2017. This increase in investment income was due primarily to increase in the yield on average invested assets as a result of a change in the investment guidelines during 2017 and increases in interest rates.

Net investment income, excluding net realized investment gains, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Average invested assets (1) - at amortized cost	$88,496,289	$77,831,665	$87,707,662	$84,273,251
Net investment income from:
Invested assets (2)	$443,466	$254,730	$882,600	$459,772
Cash equivalents	9,140	9,328	14,804	16,521
Total investment income	$452,606	$264,058	$897,404	$476,293
Annualized yield on average invested assets (3)	2.0%	1.2%	2.0%	1.0%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2) Net investment income from invested assets included interest on the cash deposits in lieu of appeal bonds of $25,745 and $51,490 for the three and six months ended June 30, 2017, respectively. There was no such interest for the three and six months ended June 30, 2018, as the appeal bonds were closed in September 2017. Investment income from invested assets included $28,536 and $53,851 of investment expense for the three and six months ended June 30, 2018, respectively, compared to $25,250 of investment expense for the three and six months ended June 30, 2017.

(3) Annualized yield on average invested assets did not include the investment income from cash equivalents and cash deposits in lieu of appeal bonds.

The par value, amortized cost, estimated fair (market) value, and weighted average yield of fixed maturity investments by contractual maturity are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at June 30, 2018
Due in one year	$17,020,000	$17,019,826	$17,012,466	1.2%
Due after one year through five years	41,457,000	41,420,365	40,606,908	2.2%
Due after five years and beyond	28,112,166	28,676,235	27,751,108	2.8%
Total	$86,589,166	$87,116,426	$85,370,482	2.2%

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at December 31, 2017
Due in one year	$21,272,000	$21,272,019	$21,271,851	1.1%
Due after one year through five years	32,161,000	32,213,970	32,052,025	1.9%
Due after five years and beyond	32,162,020	32,765,131	32,623,578	2.7%
Total	$85,595,020	$86,251,120	$85,947,454	2.0%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

24 of 32

The weighted average maturity of the Company’s fixed maturity investments was 6.6 years as of June 30, 2018, and 6.8 years as of December 31, 2017.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2018
U.S. treasury securities	$10,165,938	$(205,989)	8	$—	$—	—
Corporate securities	30,145,410	(922,530)	41	—	—	—
Agency mortgage-backed securities	21,929,549	(623,777)	18	—	—	—
Total	$62,240,897	$(1,752,296)	67	$—	$—	—

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2017
U.S. treasury securities	$7,454,204	$(63,697)	6	$—	$—	—
Corporate securities	20,335,512	(130,787)	26	—	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	17	—	—	—
Total	$49,527,305	$(346,891)	49	$—	$—	—

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of June 30, 2018, and December 31, 2017, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company had realized gains of $137 for the three and six months ended June 30, 2018, compared to realized gains of $155 for the three and six months ended June 30, 2017. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income included in insurance company operation and other insurance operations increased $54,625 (81%) to $121,935 and $42,109 (31%) to $177,646 for the three and six months ended June 30, 2018, respectively, compared to $67,310 and $135,537 for the three and six months ended June 30, 2017, respectively due primarily to an increase in rental revenue generated by the Calabasas building.

Gross commissions and fees decreased $4 (0%) to $671,449 and $134,522 (10%) to $1,278,106 for the three and six months ended June 30, 2018, respectively, compared to gross commissions and fees of $671,453 and $1,412,628 for the three and six months ended June 30, 2017, respectively.

The changes in gross commission and fee income for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
			Increase			Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)

Policy fee income	$374,330	$407,245	$(32,915)	$755,250	$814,590	$(59,340)
Health insurance program	281,233	246,695	34,538	490,640	557,906	(67,266)
Membership and fee income	15,886	17,513	(1,627)	32,216	35,756	(3,540)
Daily automobile rental insurance program contingent commission	—	—	—	—	4,376	(4,376)
Total	$671,449	$671,453	$(4)	$1,278,106	$1,412,628	$(134,522)

25 of 32

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $32,915 (8%) and $59,340 (7%) in the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, due primarily to reduction in policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $34,538 (14%) and decreased $67,266 (12%) in the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. The increase in commission income reported in the three months ended June 30, 2018, when compared to the prior year period, is primarily a result of the timing of commission receipts. The decrease in commission income reported in the six months ended June 30, 2018, when compared to the prior year period, is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers received during the six months ended June 30, 2017.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $1,627 (9%) and $3,540 (10%) for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. These decreases are primarily a result of a decrease in the number of association members enrolled in AAQHC.

The daily automobile rental insurance program was produced by Bedford. Bedford received commission income from non-affiliated insurance companies based on written premium. Bedford stopped selling and servicing daily automobile rental policies in 2015. Accordingly, since 2016, all Bedford’s commission income is comprised of commission on previous business written. As a result, the daily automobile rental insurance program commission income for the six months ended June 30, 2018, decreased $4,376 (100%), compared to the six months ended June 30, 2017. There was no daily automobile rental insurance program commission income for the three and six months ended June 30, 2018 or for the three months ended June 30, 2017.

Finance charges and fees earned consist of finance charges, late fees, returned check fees, and payment processing fees. These charges and fees earned by AAC increased $16,200 (89%) to $34,380 and $16,135 (44%) to $52,476 for the three and six months ended June 30, 2018, respectively, compared to $18,180 and $36,341 in fees earned during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018, AAC issued 543 and 1,203 loans, respectively, and had 1,887 loans outstanding as of June 30, 2018. During the three and six months ended June 30, 2017, AAC issued 800 and 1,543 loans, respectively, and had 2,307 loans outstanding as of June 30, 2017. AAC provides premium financing only for Crusader policies produced by Unifax in California. The decrease in loans issued during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2018 is due primarily to the decrease in the number of policies issued by Unifax. AAC has offered 0% financing on policies produced by Unifax for Crusader from July 2010 through February 2018. Effective March 1, 2018, the annual percentage rate charged on AAC new loans increased up to 4.99% from 0%. The increase in the annual percentage rate has contributed to the increase in finance charges and fees earned for the three and six months ended June 30, 2018. The Company believes the new interest rate is competitive and will not have a negative impact on its business.

Losses and loss adjustment expenses were 67% and 85% of net earned premium for the three and six months ended June 30, 2018, compared to 72% and 89% of net earned premium for the three and six months ended June 30, 2017.

26 of 32

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended June 30
	2018	2018 Loss Ratio	2017	2017 Loss Ratio	Decrease

Net earned premium	$7,362,945		$8,220,150		$(857,205)
Losses and loss adjustment expenses:
Provision for insured events of current year	4,652,240	63%	5,567,142	68%	(914,902)
Development of insured events of prior years	276,963	4%	341,532	4%	(64,569)
Total losses and loss adjustment expenses	$4,929,203	67%	$5,908,674	72%	$(979,471)

	Six Months Ended June 30
	2018	2018 Loss Ratio	2017	2017 Loss Ratio	Decrease

Net earned premium	$15,044,572		$16,140,849		$(1,096,277)
Losses and loss adjustment expenses:
Provision for insured events of current year	10,661,378	71%	12,064,708	75%	(1,403,330)
Development of insured events of prior years	2,069,582	14%	2,369,147	14%	(299,565)
Total losses and loss adjustment expenses	$12,730,960	85%	$14,433,855	89%	$(1,702,895)

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

The $4,652,240 provision for insured events of current year for the three months ended June 30, 2018, was $914,902 lower than the $5,567,142 provision for insured events of current year for the three months ended June 30, 2017, due primarily to lower IBNR reserves on long-tail liability claims during the three months ended June 30, 2018.

The $276,963 development of insured events of prior years for the three months ended June 30, 2018, was $64,569 lower than the $341,532 for the three months ended June 30, 2017, due primarily to long-term liability claims on the 2013 accident year. The $276,963 development of insured events of prior years during the three months ended June 30, 2018 was due primarily to the strengthening of 2014 accident years loss and loss adjustment expense reserves.

The $10,661,378 provision for insured events of current year for the six months ended June 30, 2018, was $1,403,330 lower than the $12,064,708 provision for insured events of current year for the six months ended June 30, 2017, due primarily to lower incurred but not reported reserves (“IBNR”) on long-tail liability claims during the six months ended June 30, 2018.

The $2,069,582 development of insured events of prior years for the six months ended June 30, 2018, was $299,565 lower than the $2,369,147 for the six months ended June 30, 2017, due primarily to lower incurred losses and loss adjustment expenses on long-tail liability claims for 2013, 2014, and 2015 accident years during the six months ended June 30, 2018. The $2,069,582 development of insured events of prior years during the six months ended June 30, 2018, was due primarily to strengthening 2014 accident years loss and loss adjustment expense reserves.

27 of 32

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since June 30, 2016:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses
Three Months Ended:
June 30, 2018	$4,652,240	$276,963	$4,929,203
March 31, 2018	6,009,138	1,792,619	7,801,757
December 31, 2017	5,330,275	808,481	6,138,756
September 30, 2017	5,982,245	3,935,651	9,917,896
June 30, 2017	5,567,142	341,532	5,908,674
March 31, 2017	6,497,566	2,027,615	8,525,181
December 31, 2016	5,731,198	(886,671)	4,844,527
September 30, 2016	6,792,115	1,245,985	8,038,100
June 30, 2016	5,603,427	(744,670)	4,858,757

The variability of Crusader’s losses and loss adjustment expenses for the periods presented is primarily due to the small and diverse population of Crusader’s policyholders and claims, which may result in greater fluctuations in claim frequency and/or severity. In addition, Crusader’s reinsurance retention, which is relatively high in relationship to its net earned premium, can result in increased loss ratio volatility when large losses are incurred in a relatively short period of time. Nevertheless, management believes that its reinsurance retention is reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

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

28 of 32

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. These costs were approximately 21% of net earned premium for the three and six months ended June 30, 2018, respectively, compared to 19% of net earned premium for the three and six months ended June 30, 2017. Policy acquisition costs decreased during the three months ended June 30, 2018, as compared to the prior period, due primarily to the decrease in premium. Policy acquisition costs increased during the six months ended June 30, 2018, as compared to the prior year period, partly due to higher amortization of deferred acquisition costs resulting from a reduction in a deferral rate of commission related acquisition costs and an increase in the premium deficiency reserve by $30,000 to $75,000, as compared to the premium deficiency reserve $45,000 as of December 31, 2017; The Company did not carry such reserve for the three and six months ended June 30, 2017.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2018	2017	(Decrease)	2018	2017	Increase

Policy acquisition costs	$1,515,476	$1,591,503	$(76,027)	$3,136,981	$3,089,137	$47,844
Ratio to net earned premium (GAAP ratio)	21%	19%		21%	19%

Salaries and employee benefits decreased $838,222 (43%) to $1,126,503 and $898,788 (27%) to $2,414,580 for the three and six months ended June 30, 2018, respectively, compared to $1,964,725 and $3,313,368 for the three and six months ended June 30, 2017.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended June 30
	2018	2017	Decrease

Total salaries and employee benefits incurred	$1,975,558	$2,620,615	$(645,057)
Less: charged to losses and loss adjustment expenses	(452,103)	(302,683)	(149,420)
Less: capitalized to policy acquisition costs	(396,952)	(353,207)	(43,745)
Net amount charged to operating expenses	$1,126,503	$1,964,725	$(838,222)

	Six Months Ended June 30
	2018	2017	Decrease

Total salaries and employee benefits incurred	$4,068,262	$4,617,886	$(549,624)
Less: charged to losses and loss adjustment expenses	(882,250)	(625,701)	(256,549)
Less: capitalized to policy acquisition costs	(771,432)	(678,817)	(92,615)
Net amount charged to operating expenses	$2,414,580	$3,313,368	$(898,788)

The decrease in the total salaries and employee benefits incurred for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was due primarily to costs associated with a termination of an employment agreement with an employee during the six months ended June 30, 2017; there are no such agreements for any other employees other than those agreements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The decrease in the total salaries and employee benefits incurred was partially offset by an increase in the number of claims department personnel for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

Also contributing to the decrease in the net amount of salaries and employee benefits charged to operating expenses for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was a decrease in support personnel.

29 of 32

Commissions to agents/brokers decreased $4,453 (10%) to $40,541 and $5,003 (6%) to $81,880 for the three and six months ended June 30, 2018, respectively, compared to $44,994 and $86,883 for the three and six months ended June 30, 2017. These decreases in commissions to agents/brokers were due primarily to timing of payment receipts.

Other operating expenses decreased $337,539 (31%) to $744,697 and $285,895 (15%) to $1,610,840 for the three and six months ended June 30, 2018, respectively, compared to $1,082,236 and $1,896,735 for the three and six months ended June 30, 2017, respectively. The decreases in other operating expenses for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, were related primarily to fees associated with the California Department of Insurance financial examination of Crusader and consulting expenses incurred during the three and six months ended June 30, 2017; there were no such expenses incurred during the three and six months ended June 30, 2018. The decreases in other operating expenses were partially offset by an increase in building maintenance expenses and higher costs of acquiring new employees.

Income tax provision increased $578,826 (126%) to an income tax expense of $118,735 (41% of pre-tax income) and increased $1,094,243 (69%) to a benefit of $485,945 (19% of pre-tax loss) for the three and six months ended June 30, 2018, respectively, compared to an income tax expense of $460,091 (34% of pre-tax income) and $1,580,188 (34% of pre-tax loss) for the three and six months ended June 30, 2017, respectively. The increase in income tax expense as a percentage of pre-tax income for the three months ended June 30, 2018, when compared to the three months ended June 30, 2017, is primarily due to a change in valuation allowance on the state net operating loss carryforwards. The decrease in income tax benefit during the six months ended June 30, 2018, when compared to six months ended June 30, 2017, was primarily due to a reduction in the corporate Federal income tax rate from 34% to 21%, effective for years beginning after December 31, 2017 as a result of the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017. The calculated tax rate for the six months ended June 30, 2018, consisted of federal tax benefit rate of 21% and a state income tax benefit rate of 1.3%. The calculated tax rate for the six months ended June 30, 2017, was comprised of a calculated federal tax benefit rate of approximately 34% while the calculated state tax expense rate was approximately 0.6%.

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

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2018, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2018.

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

30 of 32

ITEM 1A. RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2017, in response to Item 1A to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: August 15, 2018 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: August 15, 2018 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer and Secretary, (Principal

Accounting and Principal Financial Officer)

32 of 32