Form 10-Q
period 2018-09-30
UNICO AMERICAN CORP
filed 2018-11-15
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2018
Common Stock, no par value per share	5,307,103

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

•	failure to meet minimum capital and surplus requirements;
•	vulnerability to significant catastrophic property loss;
•	a change in accounting standards issued by the Financial Accounting Standards Board;
•	ability to adjust claims accurately;
•	insufficiency of loss and loss adjustment expense reserves to cover future losses;
•	changes in federal or state tax laws;
•	ability to realize deferred tax assets;
•	ability to accurately underwrite risks and charge adequate premium;
•	ability to obtain reinsurance or collect from reinsurers and or losses in excess of reinsurance limits;
•	extensive regulation and legislative changes;
•	reliance on subsidiaries to satisfy obligations;
•	downgrade in financial strength rating by A.M. Best;
•	changes in interest rates;
•	investments subject to credit, prepayment and other risks;
•	geographic concentration;
•	reliance on independent insurance agents and brokers;
•	insufficient reserve for doubtful accounts;
•	litigation;
•	enforceability of exclusions and limitations in policies;
•	reliance on information technology systems;
•	single operating location;
•	ability to prevent or detect acts of fraud with disclosure controls and procedures;
•	change in general economic conditions;
•	dependence on key personnel;
•	ability to attract, develop and retain employees and maintain appropriate staffing levels;
•	insolvency, financial difficulties, or default in performance of obligations by parties with significant contracts or relationships;
•	ability to effectively compete;
•	maximization of long-term value and no focus on short-term earnings expectations;
•	control by a small number of shareholders;
•	limited trading of stock;
•	failure to maintain effective system of internal controls; and
•	difficulty in effecting a change of control or sale of any subsidiaries.

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
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $74,869,321 at September 30, 2018, and $58,153,120 at December 31, 2017)	$72,856,107	$57,849,454
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $14,864,000 at September 30, 2018, and $28,098,000 at December 31, 2017)	14,864,000	28,098,000
Short-term investments, at fair value	200,000	1,847,778
Total Investments	87,920,107	87,795,232
Cash, cash equivalents, and restricted cash	4,412,669	9,366,944
Accrued investment income	468,198	490,579
Receivables, net	4,152,861	6,005,764
Reinsurance recoverable:
Paid losses and loss adjustment expenses	151,691	126,682
Unpaid losses and loss adjustment expenses	8,291,385	8,393,550
Deferred policy acquisition costs	3,603,930	4,162,771
Property and equipment, net	9,693,555	10,014,869
Deferred income taxes	4,384,772	3,380,806
Other assets	512,738	561,561
Total Assets	$123,591,906	$130,298,758

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$49,240,342	$49,076,991
Unearned premiums	16,157,775	18,768,264
Advance premium and premium deposits	367,253	207,808
Accrued expenses and other liabilities	1,932,838	2,300,358
Total Liabilities	$67,698,208	$70,353,421

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,307,103 and 5,307,133 shares issued and outstanding at September 30, 2018, and at December 31, 2017, respectively	$3,772,857	$3,772,872
Accumulated other comprehensive loss	(1,590,439)	(239,896)
Retained earnings	53,711,280	56,412,361
Total Stockholders’ Equity	$55,893,698	$59,945,337

Total Liabilities and Stockholders' Equity	$123,591,906	$130,298,758

See notes to condensed consolidated financial statements (unaudited).

4 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
REVENUES
Insurance company operation:
Net earned premium	$6,924,444	$8,168,252	$21,969,016	$24,309,101
Investment income	487,538	309,405	1,384,748	785,579
Net realized investments gains	11	373	148	528
Other income	125,958	108,169	293,847	243,642
Total Insurance Company Operation	7,537,951	8,586,199	23,647,759	25,338,850

Other insurance operations:
Gross commissions and fees	578,485	685,288	1,856,592	2,097,916
Investment income	21	87	216	206
Finance charges and fees earned	44,575	21,814	97,051	58,155
Other income	2	1	9,759	65
Total Revenues	8,161,034	9,293,389	25,611,377	27,495,192

EXPENSES
Losses and loss adjustment expenses	5,638,620	9,917,896	18,369,580	24,351,751
Policy acquisition costs	1,375,222	1,854,212	4,512,203	4,943,350
Salaries and employee benefits	1,142,827	1,221,182	3,557,408	4,534,550
Commissions to agents/brokers	43,381	39,737	125,262	126,620
Other operating expenses	773,125	695,587	2,383,965	2,592,318
Total Expenses	8,973,175	13,728,614	28,948,418	36,548,589

Loss before taxes	(812,141)	(4,435,225)	(3,337,041)	(9,053,397)
Income tax benefit	150,216	1,507,976	636,161	3,104,390
Net Loss	$(661,925)	$(2,927,249)	$(2,700,880)	$(5,949,007)

PER SHARE DATA:
Basic
Loss per share	$(0.12)	$(0.55)	$(0.51)	$(1.12)
Weighted average shares	5,307,113	5,307,133	5,307,126	5,307,133
Diluted
Loss per share	$(0.12)	$(0.55)	$(0.51)	$(1.12)
Weighted average shares	5,307,113	5,307,133	5,307,126	5,307,133

See notes to condensed consolidated financial statements (unaudited).

5 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017

Net loss	$(661,925)	$(2,927,249)	$(2,700,880)	$(5,949,007)
Other changes in comprehensive loss:
Changes in net unrealized losses on securities classified as available-for-sale arising during the period	(267,259)	(6,208)	(1,709,400)	(22,009)
Income tax benefit related to changes in unrealized losses on securities classified as available-for-sale arising during the period	56,124	2,111	358,974	7,482
Net realized investments gains	(11)	(373)	(148)	(528)
Income tax expense related to net realized investment gains	2	127	31	180
Comprehensive Loss	$(873,069)	$(2,931,592)	$(4,051,423)	$(5,963,882)

See notes to condensed consolidated financial statements (unaudited).

6 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
	2018	2017
Cash flows from operating activities:
Net loss	$(2,700,880)	$(5,949,007)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	417,261	386,250
Bond amortization, net	160,724	(533,123)
Bad debt expense	384	15,534
Non-cash stock based compensation	—	11,552
Realized investment gains	(148)	(528)
Changes in assets and liabilities:
Net receivables and accrued investment income	1,874,900	(304,116)
Reinsurance recoverable	77,156	(3,801,282)
Deferred policy acquisition costs	558,841	201,467
Other assets	51,589	478,374
Unpaid losses and loss adjustment expenses	163,351	6,010,728
Unearned premiums	(2,610,489)	97,396
Advance premium and premium deposits	159,445	206,055
Accrued expenses and other liabilities	(367,520)	(505,559)
Income taxes current/deferred	(647,727)	(3,108,695)
Net Cash Used by Operating Activities	(2,863,113)	(6,794,954)

Cash flows from investing activities:
Purchase of fixed maturity investments	(21,034,427)	(44,321,953)
Proceeds from maturity of fixed maturity investments	16,121,354	39,354,000
Proceeds from sale or call of fixed maturity investments	1,270,296	1,594,097
Net decrease (increase) in short-term investments	1,647,778	(2,274,664)
Additions to property and equipment	(95,947)	(221,281)
Net Cash Used by Investing Activities	(2,090,946)	(5,869,801)

Cash flows from financing activities:
Repurchase of common stock	(216)	—
Net Cash Used by Financing Activities	(216)	—

Net decrease in cash, cash equivalents, and restricted cash	(4,954,275)	(12,664,755)
Cash, cash equivalents, and restricted cash at beginning of period	9,366,944	22,602,982
Cash, Cash Equivalents, and Restricted Cash at End of Period	$4,412,669	$9,938,227

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	$8,800

See notes to condensed consolidated financial statements (unaudited).

7 of 32

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Quarterly condensed financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

The Company has used the following methods and assumptions in estimating its fair value disclosures for instruments carried at fair value:

  Investment securities, excluding long-term certificates of deposit – Fair values are obtained from widely accepted third party vendors.

  Short-term investments – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

8 of 32

The Company has used the following methods and assumptions for estimating fair value for other financial instruments not carried at fair value:

  Cash, cash equivalents, and restricted cash – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

  Long-term certificates of deposit – The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments are at amortized cost which approximates their fair value

  Receivables, net – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

  Accrued expenses and other liabilities – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair values given the short-term nature of these instruments.

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2018, and December 31, 2017, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,625 and 188,655 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 30 shares of stock during the three and nine months ended September 30, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company did not repurchase any stock during the three and nine months ended September 30, 2017. The Company has retired or will retire all stock repurchased.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Basic Loss Per Share
Net loss	$(661,925)	$(2,927,249)	$(2,700,880)	$(5,949,007)

Weighted average shares outstanding	5,307,113	5,307,133	5,307,126	5,307,133

Basic loss per share	$(0.12)	$(0.55)	$(0.51)	$(1.12)

Diluted Loss Per Share
Net loss	$(661,925)	$(2,927,249)	$(2,700,880)	$(5,949,007)

Weighted average shares outstanding	5,307,113	5,307,133	5,307,126	5,307,133
Diluted shares outstanding	5,307,113	5,307,133	5,307,126	5,307,133

Diluted loss per share	$(0.12)	$(0.55)	$(0.51)	$(1.12)

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

9 of 32

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

NOTE 5 – ACCOUNTING FOR INCOME TAXES

TCJA, signed into law on December 22, 2017, reduced the corporate Federal income tax rate from 34% to 21%, effective for years beginning after December 31, 2017. The current income tax expense for the period ending September 30, 2018 is affected by this change in the law. As a result of the TCJA, the Company has recognized a decrease to its net deferred asset as of December 31, 2017 in the amount of $2,176,862. With the adoption of ASU 2018-02, there is no impact to the consolidated statement of operations and the consolidated balance sheet effect is limited to a reclassification within the equity section, which is an immaterial impact to the consolidated financial statements.

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

10 of 32

As of September 30, 2018, and December 31, 2017, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30	December 31
	2018	2017

Building and leasehold improvements located in Calabasas, California	$8,398,275	$8,352,181
Furniture, fixtures, and equipment	2,766,845	2,724,775
Computer software	363,017	355,234
Accumulated depreciation and amortization	(3,622,067)	(3,204,806)
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$9,693,555	$10,014,869

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and nine months ended September 30, 2018, was $135,544 and $417,261, respectively, and for the three and nine months ended September 30, 2017, was $121,540 and $386,250, respectively.

For the three and nine months ended September 30, 2018, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $89,211 and $264,329, respectively, and for the three and nine months ended September 30, 2017, rental revenue from non-affiliated tenants in the amount of $83,257 and $198,902, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2018, the Calabasas building incurred operating expenses (including depreciation) in the amount of $217,263 and $591,372, respectively, and $201,701 and $549,295 for the three and nine months ended September 30, 2017, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of September 30, 2018, 14,481 square feet of the Calabasas building was leased to non-affiliated entities. As of September 30, 2018, the Calabasas building was fully occupied.

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

NOTE 7 – SEGMENT REPORTING

Accounting Standards Codification Topic 280, “Segment Reporting,” establishes standards for the way information about operating segments is reported in financial statements. The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% of consolidated revenues for the three and nine months ended September 30, 2018 and 2017. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

11 of 32

Revenues, loss before taxes, and assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Revenues
Insurance company operation	$7,537,951	$8,586,199	$23,647,759	$25,338,850

Other insurance operations	2,807,648	3,346,184	8,757,192	10,311,036
Intersegment eliminations (1)	(2,184,565)	(2,638,994)	(6,793,574)	(8,154,694)
Total other insurance operations	623,083	707,190	1,963,618	2,156,342
Total revenues	$8,161,034	$9,293,389	$25,611,377	$27,495,192

Loss Before Taxes
Insurance company operation	$(282,446)	$(3,917,854)	$(1,342,775)	$(7,328,672)
Other insurance operations	(529,695)	(517,371)	(1,994,266)	(1,724,725)
Total loss before taxes	$(812,141)	$(4,435,225)	$(3,337,041)	$(9,053,397)

	As of
	September 30	December 31
	2018	2017
Assets
Insurance company operation	$112,577,045	$117,274,626
Intersegment eliminations (2)	(2,576,592)	(2,486,500)
Total insurance company operation	110,000,453	114,788,126
Other insurance operations	13,591,453	15,510,632
Total assets	$123,591,906	$130,298,758

(1)	Intersegment revenue eliminations reflect rents paid by Unico to Crusader for space leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a wholly owned subsidiary of Unico.
(2)	Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

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

12 of 32

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of September 30, 2018, and December 31, 2017:

	Level 1	Level 2	Level 3	Total
September 30, 2018
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$13,994,039	$—	$—	$13,994,039
Corporate securities	—	37,092,021	—	37,092,021
Agency mortgage backed securities	—	21,770,047	—	21,770,047
Short-term investments	200,000	—	—	200,000
Total financial instruments at fair value	$14,194,039	$58,862,068	$—	$73,056,107

December 31, 2017
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$7,454,225	$—	$—	$7,454,225
Corporate securities	—	28,657,640	—	28,657,640
Agency mortgage backed securities	—	21,737,589	—	21,737,589
Short-term investments	1,847,778	—	—	1,847,778
Total financial instruments at fair value	$9,302,003	$50,395,229	$—	$59,697,232

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and nine months ended September 30, 2018 and 2017.

NOTE 9 – INVESTMENTS

A summary of investment income, net of investment expenses and realized gains, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Fixed maturities	$498,656	$323,023	$1,430,323	$746,787
Short-term investments and cash equivalents	14,284	(13,335)	33,872	64,444
Gross investment income	512,940	309,688	1,464,195	811,231
Less: investment expenses	(25,381)	(196)	(79,231)	(25,446)
Net investment income	487,559	309,492	1,384,964	785,785
Net realized gains	11	373	148	528
Net investment income and realized gains	$487,570	$309,865	$1,385,112	$786,313

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Available-for-sale fixed maturities:
U.S. treasury securities	$14,259,817	$55	$(265,833)	$13,994,039
Corporate securities	38,084,034	4,655	(996,668)	37,092,021
Agency mortgage-backed securities	22,525,470	—	(755,423)	21,770,047
Held-to-maturity fixed securities:
Certificates of deposits	14,864,000	—	—	14,864,000
Total fixed maturities	$89,733,321	$4,710	$(2,017,924)	$87,720,107

13 of 32

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Available-for-sale fixed maturities:
U.S. treasury securities	$7,517,901	$21	$(63,697)	$7,454,225
Corporate securities	28,745,223	43,204	(130,787)	28,657,640
Agency mortgage-backed securities	21,889,996	—	(152,407)	21,737,589
Held-to-maturity fixed securities:
Certificates of deposits	28,098,000	—	—	28,098,000
Total fixed maturities	$86,251,120	$43,225	$(346,891)	$85,947,454

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2018	2017

Gross unrealized gains on fixed maturities	$4,710	$43,225
Gross unrealized losses on fixed maturities	(2,017,924)	(346,891)
Net unrealized losses on fixed maturities	(2,013,214)	(303,666)
Deferred federal tax benefit	422,775	63,770
Net unrealized losses, net of deferred income taxes	$(1,590,439)	$(239,896)

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2018
U.S. treasury securities	$9,007,849	$(122,653)	11	$4,189,941	$(143,180)	3
Corporate securities	25,387,401	(730,699)	38	8,966,787	(265,969)	10
Agency mortgage-backed securities	6,575,550	(124,950)	9	15,194,497	(630,473)	12
Total	$40,970,800	$(978,302)	58	$28,351,225	$(1,039,622)	25

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2017
U.S. treasury securities	$7,454,204	$(63,697)	6	$—	$—	—
Corporate securities	20,335,512	(130,787)	26	—	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	17	—	—	—
Total	$49,527,305	$(346,891)	49	$—	$—	—

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of September 30, 2018, and December 31, 2017, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company had realized gains of $11 and $148 for the three and nine months ended September 30, 2018, compared to realized gains of $373 and $528 for the three and nine months ended September 30, 2017. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

14 of 32

The Company’s investment in certificates of deposit included $14,464,000 and $27,698,000 of brokered certificates of deposit as of September 30, 2018, and December 31, 2017, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificate of deposit investments are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit were purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of MUFG Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held in the name of Union Bank as Custodian for the benefit of the Company, and are FDIC insured within permissible limits.

The following certificates of deposit from four different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada.

	September 30	December 31
	2018	2017

Long-term certificates of deposit	$400,000	$400,000
Short-term certificates of deposit	200,000	200,000
Total state held deposits	$600,000	$600,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity between three and twelve months and consist of the following:

	September 30	December 31
	2018	2017

Certificates of deposit	$200,000	$200,000
U.S. treasury bills	—	1,148,395
Commercial paper	—	499,383
Total short-term investments	$200,000	$1,847,778

NOTE 10- CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30	December 31
	2018	2017

Cash	$927,296	$774,226
Cash equivalents	3,485,373	8,592,718
Restricted cash	—	—
Cash, cash equivalents, and restricted cash	$4,412,669	$9,366,944

Cash equivalents were comprised of highly liquid investments with initial maturity of 90 days or less. As of September 30, 2018, and December 31, 2017, cash equivalents included custodial trust, bank money market accounts, and a bank savings account.

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

15 of 32

NOTE 11 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Nine Months Ended September 30
	2018	2017

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$49,076,991	$47,055,787
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	8,393,550	9,520,970
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	40,683,441	37,534,817

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	15,501,620	18,046,953
Development of insured events of prior years	2,867,960	6,304,798
Total incurred losses and loss adjustment expenses	18,369,580	24,351,751

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	4,781,651	4,375,729
Attributable to insured events of prior years	13,322,413	16,335,178
Total payments	18,104,064	20,710,907

Reserve for unpaid losses and loss adjustment expenses at September 30 – net of reinsurance	40,948,957	41,175,661
Reinsurance recoverable on unpaid losses and loss adjustment expenses	8,291,385	11,890,854
Reserve for unpaid losses and loss adjustment expenses at September 30 – gross of reinsurance	$49,240,342	$53,066,515

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

16 of 32

On August 24, 2018, a former employee filed a lawsuit against the Company in the Superior Court of the State California for the County of Los Angeles, naming the Company and two of its subsidiaries as defendants. The lawsuit alleges that the defendants wrongfully terminated the employee after the employee allegedly complained to the Company’s management about certain business practices.  That employee’s lawsuit seeks, among other things, compensatory damages, punitive damages, and attorneys’ fees.   The Company has found no evidence to establish the employee’s allegations or any other wrongdoing on the Company’s part.  The employee had an at-will employment relationship with the Company, and the Company believes that the employee was properly terminated in full compliance with the law and the rights of that employee.  The Company will vigorously defend the lawsuit and exercise and preserve all of its rights.    Although the Company anticipates a successful defense verdict in its favor, the nature of California’s legal system is significantly unpredictable as to the timing and outcome of such matters.

NOTE 13 – SUBSEQUENT EVENTS

In November 2018, a number of wildfires burned through several Northern and Southern California counties. The Company has identified twelve risks it insures located in the fire affected zones. A loss to one of these risks is estimated to be $550,000, net of reinsurance. The amount of other losses, if any, is currently unknown, and the total impact of the wildfires on the Company’s consolidated financial statements cannot be determined at this time.

The Calabasas building is located in an area affected by one of these wildfires. The building sustained smoke damage, and the Company’s operations were disrupted by the fire. The building’s location was declared a “Mandatory Evacuation Area,” and all access roads to the building were closed to the public, preventing the Company’s employees from coming to work for three consecutive business days. At the time of this writing, the Company is attempting to resume its operations to a pre-fire level. The impact of the temporary closure on the Company’s consolidated financial statements cannot be determined at this time.

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

Total revenues for the three months ended September 30, 2018, were $8,161,034 compared to $9,293,389 for the three months ended September 30, 2017, a decrease of $1,132,355 (12%). Total revenues for the nine months ended September 30, 2018, were $25,611,377 compared to $27,495,192 for the nine months ended September 30, 2017, a decrease of $1,883,815 (7%). The Company had a net loss of $661,925 for the three months ended September 30, 2018, compared to a net loss of $2,927,249 for the three months ended September 30, 2017, a decrease in net loss of $2,265,324. The Company had a net loss of $2,700,880 for the nine months ended September 30, 2018, compared to a net loss of $5,949,007 for the nine months ended September 30, 2017, a decrease in net loss of $3,248,127.

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

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from funds generated primarily from the insurance company operation. The insurance company operation generated approximately 92% of consolidated revenues for the three and nine months ended September 30, 2018 and 2017. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

17 of 32

Insurance Company Operation

As of September 30, 2018, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader’s business is concentrated in California (99.6% of direct written premium (before reinsurance ceded) during the three and nine months ended September 30, 2018 and 99.5% of direct written premium (before reinsurance ceded) during the three and nine months ended September 30, 2017).

Crusader’s total direct written premium (direct written premium before premium ceded to reinsurers), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017	Decrease	2018	2017	Decrease

California	$7,846,050	$9,428,307	$(1,582,257)	$24,226,389	$29,273,828	$(5,047,439)
Arizona	(660)	17,898	(18,558)	54,899	107,716	(52,817)
Washington	—	—	—	6,444	6,444	—
Total direct written premium	$7,845,390	$9,446,205	$(1,600,815)	$24,287,732	$29,387,988	$(5,100,256)

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

The following is a reconciliation of net written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017

Net written premium	$6,258,606	$7,754,793	$19,258,506	$24,380,186
Change in direct unearned premium	666,183	404,454	2,610,489	(97,396)
Change in ceded unearned premium	(345)	9,005	100,021	26,311
Net earned premium	$6,924,444	$8,168,252	$21,969,016	$24,309,101

The insurance company operation underwriting profitability is defined by pre-tax underwriting profit, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting loss before income taxes is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

Net written premium	$6,258,606	$7,754,793	$(1,496,187)	$19,258,506	$24,380,186	$(5,121,680)
Change in net unearned premium	665,838	413,459	252,379	2,710,510	(71,085)	2,781,595
Net earned premium	6,924,444	8,168,252	(1,243,808)	21,969,016	24,309,101	(2,340,085)
Less:
Losses and loss adjustment expenses	5,638,620	9,917,896	(4,279,276)	18,369,580	24,351,751	(5,982,171)
Policy acquisition costs	1,375,222	1,854,212	(478,990)	4,512,203	4,943,350	(431,147)
Total underwriting expenses	7,013,842	11,772,108	(4,758,266)	22,881,783	29,295,101	(6,413,318)
Underwriting loss before income taxes	$(89,398)	$(3,603,856)	$(3,514,458)	$(912,767)	$(4,986,000)	$(4,073,233)

18 of 32

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

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s loss before taxes:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Underwriting loss before income taxes	$(89,398)	$(3,603,856)	$(912,767)	$(4,986,000)
Insurance company operation revenues:
Investment income	487,538	309,405	1,384,748	785,579
Net realized investment gains	11	373	148	528
Other income	125,958	108,169	293,847	243,642
Other insurance operations revenues:
Gross commissions and fees	578,485	685,288	1,856,592	2,097,916
Investment income	21	87	216	206
Finance charges and fees earned	44,575	21,814	97,051	58,155
Other income	2	1	9,759	65
Less expenses:
Salaries and employee benefits	1,142,827	1,221,182	3,557,408	4,534,550
Commissions to agents/brokers	43,381	39,737	125,262	126,620
Other operating expenses	773,125	695,587	2,383,965	2,592,318
Loss before taxes	$(812,141)	$(4,435,225)	$(3,337,041)	$(9,053,397)

The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. There was a decrease in the premium deficiency reserve by $75,000 to $0 during the three months ended September 30, 2018, as compared to the premium deficiency reserve of $75,000 as of June 30, 2018. The Company carried a premium deficiency reserve of $45,000 as of December 31, 2017, and did not carry such a reserve as of September 30, 2017.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017	Decrease	2018	2017	Decrease

Losses and loss adjustment expenses:
Provision for insured events of current year	$4,840,242	$5,982,245	$(1,142,003)	$15,501,620	$18,046,953	$(2,545,333)
Development of insured events of prior years	798,378	3,935,651	(3,137,273)	2,867,960	6,304,798	(3,436,838)
Total losses and loss adjustment expenses	$5,638,620	$9,917,896	$(4,279,276)	$18,369,580	$24,351,751	$(5,982,171)

Losses and loss adjustment expenses were 81% and 84% of net earned premium for the three and nine months ended September 30, 2018, respectively, compared to 121% and 100% of net earned premium for the three and nine months ended September 30, 2017, respectively. For further analysis, refer to “Results of Operations.”

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

19 of 32

The property and casualty insurance business is cyclical in nature. The conditions of a “soft market” include premium rates that are stable or falling and insurance is readily available. Conversely, “hard market” conditions occur during periods in which premium rates rise and coverage may be more difficult to find. The Company believes that the California property and casualty insurance market is relatively mature and intensely competitive, with different products in different stages of the soft/hard market cycle at any given time.

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 8% of total revenues in the three and nine months ended September 30, 2018 and 2017.

Investments and Liquidity

The Company generated revenues from its total invested assets of $89,933,321 (at amortized cost) and $97,359,864 (at amortized cost) as of September 30, 2018 and 2017, respectively. For the three and nine months ended September 30, 2017, the Company also generated revenue from two cash deposits placed with the Los Angeles Superior Court by Crusader in lieu of appeal bonds. These two deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178, and on March 21, 2016, for $5,449,615, and their respective balances were included in “Cash, cash equivalents, and restricted cash” on the Condensed Consolidated Balance Sheets and were not a part of the total invested assets as of September 30, 2018 and December 31, 2017. In September 2017, both judgments were settled for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court were returned to Crusader.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations revenue increased $178,067 (58%) and $599,179 (76%) to $487,559 and $1,384,964 for the three and nine months ended September 30, 2018, respectively, compared to $309,492 and $785,785 for the three and nine months ended September 30, 2017, respectively. This increase in net investment income was due primarily to increase in the yield on average invested assets as a result of a change in the investment guidelines during 2017 and to increases in interest rates.

Due to the current interest rate environment, a current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of September 30, 2018, all of the Company’s investments are in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of September 30, 2018, the weighted average maturity of the Company’s investments was approximately 6.8 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines approved in 2017) was 3.87 years.

Liquidity and Capital Resources

Crusader has a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, restricted cash, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, cash equivalents, restricted cash, and investments (at amortized cost) of the Company at September 30, 2018, were $94,345,990 compared to $97,465,842 at December 31, 2017. Crusader's cash, cash equivalents, restricted cash, and investments were 98% of the total cash and investments (at amortized cost) held by the Company as of September 30, 2018, and December 31, 2017.

As of September 30, 2018, and December 31, 2017, all of the Company’s investments were in U.S. treasury securities, FDIC insured certificates of deposit, other fixed maturity securities, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The Company’s investments, at amortized cost, were as follows:

20 of 32

	September 30	December 31
	2018	2017

Fixed maturities:
Certificates of deposit	$14,864,000	$28,098,000
U.S. treasury securities	14,259,817	7,517,901
Corporate securities	38,084,034	28,745,223
Agency mortgage-backed securities	22,525,470	21,889,996
Total fixed maturities	89,733,321	86,251,120
Short-term investments	200,000	1,847,778
Total investments	$89,933,321	$88,098,898

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2018, and December 31, 2017, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,625 and 188,655 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 30 shares of stock during the three and nine months ended September 30, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company did not repurchase any stock during the three and nine months ended September 30, 2017. The Company has retired or will retire all stock repurchased.

21 of 32

The Company reported $2,863,113 net cash used by operating activities for the nine months ended September 30, 2018, compared to $6,794,954 net cash used by operating activities for the nine months ended September 30, 2017. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash, cash equivalents, and short-term investments at September 30, 2018, net of statutory deposits of $700,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. There were no trust restrictions on cash, cash equivalents, and short-term investments at September 30, 2018.

Results of Operations

All comparisons made in this discussion are comparing the three and nine months ended September 30, 2018, to the three and nine months ended September 30, 2017, unless otherwise indicated.

For the three and nine months ended September 30, 2018, total revenues were $8,161,034, a decrease of $1,132,355 (12%) and $25,611,377, a decrease of $1,883,815 (7%) compared to total revenues of $9,293,389 and $27,495,192 for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018, the Company had a loss before taxes of $812,141 and $3,337,041, respectively, a decrease of $3,623,084 (82%) and $5,716,356 (63%), respectively, compared to loss before taxes of $4,435,225 and $9,053,397 for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018, the Company had net loss of $661,925 and $2,700,880, respectively, a decrease of $2,265,324 (77%) and $3,248,127 (55%), compared to net loss of $2,927,249 and $5,949,007 for the three and nine months ended September 30, 2017, respectively.

The decrease in revenues of $1,132,355 for the three months ended September 30, 2018, when compared to the three months ended September 30, 2017, was primarily due to a decrease in net earned premium of $1,243,808 (15%) offset partially by an increase in net investment income of $178,067 (58%). The decrease in revenues of $1,883,815 for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017, was primarily due to a decrease in net earned premium of $2,340,085 (10%) offset partially by an increase in net investment income of $599,179 (76%).

The decrease in loss before tax of $3,623,084 for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due primarily to a decrease in losses and loss adjustment expenses of $4,279,276 (43%) and a decrease in policy acquisition costs of $478,990 (26%), partially offset by decrease in net earned premium of $1,243,808 (15%). The decrease in loss before tax of $5,716,356 for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a decrease in losses and loss adjustment expenses of $5,982,171 (25%), a decrease in salaries and employee benefits of $977,142 (22%), a decrease in policy acquisition costs of $431,147 (9%), an increase in net investment income of $599,179 (76%), partially offset by a decrease in net earned premium of $2,340,085 (10%).

The decrease in net earned premium for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was due primarily to a decrease in direct written premium related to curtailment or exclusion of coverage for risk of assault and battery claims at night clubs in California, and, to a lesser extent, decreases in direct written premium in other Crusader’s insurance programs.

22 of 32

The decrease in losses and loss adjustment expenses for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was due primarily to lower incurred but not reported reserves (“IBNR”) reserves on long-tail liability current accident year claims during the three months ended September 30, 2018, and to severity of claims which involved assault and battery litigation and which were settled during the three months ended September 30, 2017

The decrease in salaries and employee benefits for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, was due primarily to costs associated with a termination of an employment agreement with an employee during the nine months ended September 30, 2017 coupled with a reduction in employee head count during the nine months ended September 30, 2018.

Written premium is a required statutory measure. Direct written premium reported on Crusader’s statutory financial statements decreased $1,600,815 (17%) and $5,100,256 (17%) to $7,845,390 and $24,287,732 for the three and nine months ended September 30, 2018, respectively, compared to $9,446,205 and $29,387,988 for the three and nine months ended September 30, 2017, respectively, due primarily to curtailment or exclusion of coverage for risk of assault and battery claims at night clubs in California, and, to a lesser extent, decreases in direct written premium in Crusader’s other insurance programs.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. As a result, Crusader received approvals from the California Department of Insurance for rate increases for several programs in May 2017 (implemented during the three months ended June 30, 2017), February 2018 (implemented during the three months ended March 31, 2018), and April 2018 (implemented during the three months ended June 30, 2018). The purpose of the rate increases is to ensure Crusader charges adequate premiums for risks it underwrites.

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

Earned premium (before reinsurance) decreased $1,339,086 (14%) to $8,511,573 and $2,392,372 (8%) to $26,898,221 for the three and nine months ended September 30, 2018, respectively, compared to $9,850,659 and $29,290,593 for the three and nine months ended September 30, 2017, respectively. The Company writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) decreased $95,278 (6%) to $1,587,129 and decreased $52,287 (1%) to $4,929,205 for the three and nine months ended September 30, 2018, compared to $1,682,407 and $4,981,492 for the three and nine months ended September 30, 2017, respectively. Ceded earned premium as a percentage of direct earned premium was 19% and 18% for the three and nine months ended September 30, 2018, respectively, and 17% for the three and nine months ended September 30, 2017.

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

23 of 32

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

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2018, all such ceded contracts are accounted for as risk transfer reinsurance.

Net investment income increased $178,067 (58%) to $487,559 and $599,179 (76%) to $1,384,964 for the three and nine months ended September 30, 2018, respectively, compared to $309,492 and $785,785 for the three and nine months ended September 30, 2017, respectively. The Company had realized gains of $11 and $148 for the three and nine months ended September 30, 2018, compared to realized gains of $373 and $528 for the three and nine months ended September 30, 2017, respectively. This increase in investment income was due primarily to increase in the yield on average invested assets as a result of a change in the investment guidelines during 2017 and to increases in interest rates.

Net investment income, excluding net realized investment gains, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Average invested assets (1) - at amortized cost	$88,624,874	$87,359,110	$89,016,110	$84,555,701
Net investment income from:
Invested assets (2)	$473,317	$301,829	$1,355,918	$761,601
Cash equivalents	14,242	7,663	29,046	24,184
Total investment income	$487,559	$309,492	$1,384,964	$785,785
Annualized yield on average invested assets (3)	2.1%	1.4%	2.0%	1.2%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2) Net investment income from invested assets included interest on the cash deposits in lieu of appeal bonds of $25,745 three and nine months ended September 30, 2017, respectively. There was no such interest for the three and nine months ended September 30, 2018, as the appeal bonds were closed in September 2017. Investment income from invested assets included $25,381 and $79,232 of investment expense for the three and nine months ended September 30, 2018, respectively, compared to $196 and $25,446 of investment expense for the three and nine months ended September 30, 2017, respectively.

(3) Annualized yield on average invested assets did not include the investment income from cash equivalents and cash deposits in lieu of appeal bonds.

The par value, amortized cost, estimated fair (market) value, and weighted average yield of fixed maturity investments by contractual maturity are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at September 30, 2018:
Due in one year	$15,572,000	$15,570,435	$15,548,796	1.2%
Due after one year through five years	42,720,077	42,667,249	41,784,570	2.4%
Due after five years and beyond	30,945,868	31,495,637	30,386,741	2.9%
Total	$89,237,945	$89,733,321	$87,720,107	2.4%

24 of 32

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at December 31, 2017:
Due in one year	$21,272,000	$21,272,019	$21,271,851	1.1%
Due after one year through five years	32,161,000	32,213,970	32,052,025	1.9%
Due after five years and beyond	32,162,020	32,765,131	32,623,578	2.7%
Total	$85,595,020	$86,251,120	$85,947,454	2.0%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 6.8 years as of September 30, 2018, and December 31, 2017.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2018
U.S. treasury securities	$9,007,849	$(122,653)	11	$4,189,941	$(143,180)	3
Corporate securities	25,387,401	(730,699)	38	8,966,787	(265,969)	10
Agency mortgage-backed securities	6,575,550	(124,950)	9	15,194,497	(630,473)	12
Total	$40,970,800	$(978,302)	58	$28,351,225	$(1,039,622)	25

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2017
U.S. treasury securities	$7,454,204	$(63,697)	6	$—	$—	—
Corporate securities	20,335,512	(130,787)	26	—	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	17	—	—	—
Total	$49,527,305	$(346,891)	49	$—	$—	—

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of September 30, 2018, and December 31, 2017, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions. The Company had realized gains of $11 and $148 for the three and nine months ended September 30, 2018, compared to realized gains of $373 and $528 for the three and nine months ended September 30, 2017, respectively. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income included in insurance company operation and other insurance operations increased $17,790 (16%) to $125,960 and $59,899 (25%) to $303,606 for the three and nine months ended September 30, 2018, respectively, compared to $108,170 and $243,707 for the three and nine months ended September 30, 2017, respectively due primarily to an increase in rental revenue generated by the Calabasas building.

Gross commissions and fees decreased $106,803 (16%) to $578,485 and $241,324 (12%) to $1,856,592 for the three and nine months ended September 30, 2018, respectively, compared to gross commissions and fees of $685,288 and $2,097,916 for the three and nine months ended September 30, 2017, respectively.

25 of 32

The changes in gross commission and fee income for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017	Decrease	2018	2017	Decrease

Policy fee income	$334,124	$403,624	$(69,500)	$1,089,374	$1,218,214	$(128,840)
Health insurance program	229,205	264,336	(35,131)	719,846	822,242	(102,396)
Membership and fee income	15,156	17,328	(2,172)	47,372	53,084	(5,712)
Daily automobile rental insurance program contingent commission	—	—	—	—	4,376	(4,376)
Total	$578,485	$685,288	$(106,803)	$1,856,592	$2,097,916	$(241,324)

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $69,500 (17%) and $128,840 (11%) in the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, due primarily to reduction in policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $35,131 (13%) and $102,396 (12%) in the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. The decrease in commission income reported in the three months ended September 30, 2018, when compared to the corresponding prior year period, is primarily a result of the timing of commission receipts. The decrease in commission income reported in the nine months ended September 30, 2018, when compared to the corresponding prior year period, is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers received during the nine months ended September 30, 2017.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $2,172 (13%) and $5,712 (11%) for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. These decreases are primarily a result of a decrease in the number of association members enrolled in AAQHC.

The daily automobile rental insurance program was produced by Bedford Insurance Services, Inc. (“Bedford”), a subsidiary of the Company. Bedford received commission income from non-affiliated insurance companies based on written premium. Bedford stopped selling and servicing daily automobile rental policies in 2015. Accordingly, since 2016, all Bedford’s commission income is comprised of commission on previous business written. As a result, the daily automobile rental insurance program commission income for the nine months ended September 30, 2018, decreased $4,376 (100%), compared to the nine months ended September 30, 2017. There was no daily automobile rental insurance program commission income for the three and nine months ended September 30, 2018, or for the three months ended September 30, 2017. The Company does not expect to receive any material daily automobile rental insurance program commission in the future.

Finance charges and fees earned consist of finance charges, late fees, returned check fees, and payment processing fees. These charges and fees earned by AAC increased $22,761 (104%) to $44,575 and $38,896 (67%) to $97,051 for the three and nine months ended September 30, 2018, respectively, compared to $21,814 and $58,155 in fees earned during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2018, AAC issued 515 and 1,058 loans, respectively, and had 1,727 loans outstanding as of September 30, 2018. During the three and nine months ended September 30, 2017, AAC issued 743 and 2,276 loans, respectively, and had 2,295 loans outstanding as of September 30, 2017. AAC provides premium financing only for Crusader policies produced by Unifax in California. The decrease in loans issued during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2018 is due primarily to the decrease in the number of policies issued by Unifax. AAC offered 0% financing on policies produced by Unifax for Crusader from July 2010 through February 2018. Effective March 1, 2018, the annual percentage rate charged on AAC new loans increased up to 4.99% from 0%. The increase in the annual percentage rate has contributed to the increase in finance charges and fees earned for the three and nine months ended September 30, 2018. The Company believes the new interest rate is competitive and will not negatively affect the profitability of the business.

26 of 32

Losses and loss adjustment expenses were 81% and 84% of net earned premium for the three and nine months ended September 30, 2018, respectively, compared to 121% and 100% of net earned premium for the three and nine months ended September 30, 2017, respectively.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended September 30
	2018	2018 Loss Ratio	2017	2017 Loss Ratio	Decrease

Net earned premium	$6,924,444		$8,168,252		$(1,243,808)
Losses and loss adjustment expenses:
Provision for insured events of current year	4,840,242	70%	5,982,245	73%	(1,142,003)
Development of insured events of prior years	798,378	11%	3,935,651	48%	(3,137,273)
Total losses and loss adjustment expenses	$5,638,620	81%	$9,917,896	121%	$(4,279,276)

	Nine Months Ended September 30
	2018	2018 Loss Ratio	2017	2017 Loss Ratio	Decrease

Net earned premium	$21,969,016		$24,309,101		$(2,340,085)
Losses and loss adjustment expenses:
Provision for insured events of current year	15,501,620	71%	18,046,953	74%	(2,545,333)
Development of insured events of prior years	2,867,960	13%	6,304,798	26%	(3,436,838)
Total losses and loss adjustment expenses	$18,369,580	84%	$24,351,751	100%	$(5,982,171)

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

The $4,840,242 provision for insured events of current year for the three months ended September 30, 2018, was $1,142,003 lower than the $5,982,245 provision for insured events of current year for the three months ended September 30, 2017, due primarily to lower IBNR reserves on long-tail liability claims during the three months ended September 30, 2018.

The $798,378 development of insured events of prior years for the three months ended September 30, 2018, was $3,137,273 lower than the $3,935,651 for the three months ended September 30, 2017, due primarily to severity of claims which involved assault and battery litigation and which were settled during the three months ended September 30, 2017. The $798,378 development of insured events of prior years during the three months ended September 30, 2018, was due primarily to the strengthening of 2016 accident year loss and loss adjustment expense reserves.

The $15,501,620 provision for insured events of current year for the nine months ended September 30, 2018, was $2,545,333 lower than the $18,046,953 provision for insured events of current year for the nine months ended September 30, 2017, due primarily to lower IBNR on long-tail liability claims during the nine months ended September 30, 2018.

27 of 32

The $2,867,960 development of insured events of prior years for the nine months ended September 30, 2018, was $3,436,838 lower than the $6,304,798 for the nine months ended September 30, 2017, due primarily to severity of claims which involved assault and battery litigation and which were settled during the three months ended September 30, 2017. The $2,867,960 development of insured events of prior years during the nine months ended September 30, 2018, was due primarily to strengthening 2016 and 2017 accident years loss and loss adjustment expense reserves.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since September 30, 2016:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
September 30, 2018	$4,840,242	$798,378	$5,638,620
June 30, 2018	4,652,240	276,963	4,929,203
March 31, 2018	6,009,138	1,792,619	7,801,757
December 31, 2017	5,330,275	808,481	6,138,756
September 30, 2017	5,982,245	3,935,651	9,917,896
June 30, 2017	5,567,142	341,532	5,908,674
March 31, 2017	6,497,566	2,027,615	8,525,181
December 31, 2016	5,731,198	(886,671)	4,844,527
September 30, 2016	6,792,115	1,245,985	8,038,100

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

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended September 30
	2018	2017	Decrease

Policy acquisition costs	$1,375,222	$1,854,212	$(478,990)
Ratio to net earned premium (GAAP ratio)	20%	23%

	Nine Months Ended September 30
	2018	2017	Decrease

Policy acquisition costs	$4,512,203	$4,943,350	$(431,147)
Ratio to net earned premium (GAAP ratio)	21%	20%

Policy acquisition costs decreased during the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, due primarily to the decrease in premium.

Salaries and employee benefits decreased $78,355 (6%) to $1,142,827 and $977,142 (22%) to $3,557,408 for the three and nine months ended September 30, 2018, respectively, compared to $1,221,182 and $4,534,550 for the three and nine months ended September 30, 2017.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended September 30
	2018	2017	Increase (Decrease)

Total salaries and employee benefits incurred	$1,885,611	$1,910,494	$(24,883)
Less: charged to losses and loss adjustment expenses	(443,247)	(353,555)	(89,692)
Less: capitalized to policy acquisition costs	(299,537)	(335,757)	36,220
Net amount charged to operating expenses	$1,142,827	$1,221,182	$(78,355)

	Nine Months Ended September 30
	2018	2017	Decrease

Total salaries and employee benefits incurred	$5,953,873	$6,528,380	$(574,507)
Less: charged to losses and loss adjustment expenses	(1,325,496)	(979,256)	(346,240)
Less: capitalized to policy acquisition costs	(1,070,969)	(1,014,574)	(56,395)
Net amount charged to operating expenses	$3,557,408	$4,534,550	$(977,142)

The decrease in the total salaries and employee benefits incurred for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to costs associated with a termination of an employment agreement with an employee during the nine months ended September 30, 2017; there are no such agreements for any other employees other than those agreements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The decrease in the total salaries and employee benefits incurred was partially offset by an increase in the number of claims department personnel for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

29 of 32

Also contributing to the decrease in the net amount of salaries and employee benefits charged to operating expenses for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was a decrease in support personnel, the net effect of which was a reduction in employee headcount.

Commissions to agents/brokers increased $3,646 (9%) to $43,381 and decrease $1,358 (1%) to $125,262 for the three and nine months ended September 30, 2018, respectively, compared to $39,737 and $126,620 for the three and nine months ended September 30, 2017. The increase for the three months ended September 30, 2018 and the decrease in commissions to agents/brokers were due primarily to timing of payment receipts.

Other operating expenses increased $77,538 (11%) to $773,125 and decreased $208,353 (8%) to $2,383,965 for the three and nine months ended September 30, 2018, respectively, compared to $695,587 and $2,592,318 for the three and nine months ended September 30, 2017, respectively. The increase in other operating expense for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was related to an increase in maintenance expenses. The decrease in other operating expenses for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was related primarily to fees paid to the California Department of Insurance for their tri-annual financial examination of Crusader and consulting expenses incurred during the nine months ended September 30, 2017. There were no financial examination expenses incurred during the nine months ended September 30, 2018, and the next Crusader’s tri-annual financial examination by the California Department of Insurance is expected to start in 2019. The decrease in other operating expenses for the nine months ended September 30, 2018 was partially offset by an increase in maintenance expenses and higher costs of acquiring new employees.

Income tax provision increased $1,357,760 (90%) to an income tax benefit of $150,216 (18% of pre-tax loss) and increased $2,468,229 (80%) to a benefit of $636,161 (19% of pre-tax loss) for the three and nine months ended September 30, 2018, respectively, compared to an income tax benefit of $1,507,976 (34% of pre-tax loss) and $3,104,390 (34% of pre-tax loss) for the three and nine months ended September 30, 2017, respectively. The decrease in income tax benefit as a percentage of pre-tax loss during the three and nine months ended September 30, 2018, when compared to the three and nine months ended September 30, 2017, was primarily due to a reduction in the corporate Federal income tax rate from 34% to 21%, effective for years beginning after December 31, 2017, as a result of the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017. The calculated tax rate for the nine months ended September 30, 2018, consisted of federal tax benefit rate of 21% and a state income tax benefit rate of 0.8%. The calculated tax rate for the nine months ended September 30, 2017, was comprised of a calculated federal tax benefit rate of approximately 34% while the calculated state tax expense rate was approximately 0.5%.

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

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2018, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2018.

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

ITEM 1A. RISK FACTORS

The following are new risk factors in addition to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2017, in response to Item 1A to Part I of Form 10-K.

The Company may lose its “Controlled Company” status.

The voting agreement among Messrs. Erwin Cheldin, Cary L. Cheldin, and George C. Gilpatrick, who collectively hold approximately 50.16% of the voting power of the Company, is scheduled to expire in April 2019. If the voting agreement expires without renewal, the Company may lose its status as a Controlled Company, which may cause the Company to incur additional costs in complying with certain Nasdaq corporate governance requirements and SEC disclosure requirements.

Limited trading of the Company’s stock.

There has been relatively limited trading volume in the market for the Company’s common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for the Company’s common stock may adversely affect a shareholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable.

Single operating location.

The Company conducts its business from a single facility located in the Calabasas building. The Company may not be able to access the building due to natural disasters, civil unrests, closures of public roads or utilities, or other unforeseen events. While the Company has procedures in place to mitigate short-term access limitations to the building, an extended building access limitation may have an adverse impact on the Company’s results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the three months ended September 30, 2018, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2018, to July 31, 2018	—	—	—	188,655
August 1, 2018, to August 31, 2018	30	$7.20	30	188,625
September 1, 2018, to September 30, 2018	—	—	—	188,625
Total	30		30

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

31 of 32

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: November 15, 2018 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: November 15, 2018 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer and Secretary, (Principal

Accounting and Principal Financial Officer)

32 of 32