Form 10-Q/A
period 2018-09-30
UNICO AMERICAN CORP
filed 2018-11-16
CIK 100716

UNITED STATES

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2018
Common Stock, $0 par value per share	5,307,103

1 of 2

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Unico American Corporation for the quarter ended September 30, 2018, originally filed with the Securities and Exchange Commission on November 15, 2018 (the “Original Filing”). We are filing this Amendment for the sole purpose of adding Interactive Data Files unintentionally omitted from the Original Filing. Interactive Data Files are filed with this Amendment as Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any subsequent events, other than as indicated in this Amendment.

EXHIBIT INDEX

ITEM 6 – EXHIBITS

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.

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

2 of 2