Form 10-K
period 2018-12-31
UNICO AMERICAN CORP
filed 2019-04-01
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018	Commission File No. 000-03978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26050 Mureau Road, Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	The Nasdaq Stock Market LLC
(Title of each class)	Name Of Each Exchange On Which Registered

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

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 29, 2018, the last business day of Registrant’s most recently completed second fiscal quarter, was $20,337,372.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2019
Common Stock, no par value per share	5,307,103

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(a) by a date no later than 120 days after December 31, 2018, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

UNICO AMERICAN CORPORATION

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

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment, the insurance company operation, and other insurance operations. The insurance company operation is conducted through Crusader Insurance Company (“Crusader”), Unico’s property and casualty insurance company. Revenues from insurance company operation and other insurance operations for the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018		2017		2016
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company operation	$31,028,500	92.3%	$33,972,236	92.3%	$32,453,601	92.0%

Other Insurance operations
Gross commissions and fees:
Health insurance program commission income	958,495	2.9%	1,047,593	2.8%	959,810	2.7%
Policy fee income	1,408,592	4.2%	1,622,032	4.5%	1,691,655	4.9%
Daily automobile rental insurance program commission	—	—	4,375	—	8,819	—
Association operations membership and fee income	62,295	0.2%	70,016	0.2%	78,019	0.2%
Total gross commission and fee income	2,429,382	7.3%	2,744,016	7.5%	2,738,303	7.8%
Investment income	229	—	331	—	359	—
Finance fees earned	144,925	0.4%	74,834	0.2%	68,900	0.2%
Other income	9,760	—	65	—	6,561	—
Total other insurance operations	2,584,296	7.7%	2,819,246	7.7%	2,814,123	8.0%
Total revenues	$33,612,796	100.0%	$36,791,482	100.0%	$35,267,724	100.0%

INSURANCE COMPANY OPERATION

General

The insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.8%, 99.7%, and 99.5% of direct written premium (before reinsurance ceded) in 2018, 2017, and 2016, respectively. Crusader underwrites three statutory annual statement lines of business: (1) commercial multiple peril (“CMP”), (2) liability other than automobile and products, and (3) fire. During the years ended December 31, 2018, 2017, and 2016, CMP policies comprised 98%, 99%, and 98% of Crusader’s direct written premium, respectively. CMP policies include both property and liability coverages. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis which provides either commercial property or commercial liability coverage, but not both. Crusader is domiciled in California; and, as of December 31, 2018, Crusader is licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

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

Reinsurance

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge Crusader from primary liability under its policies. If the reinsurer fails to meet its obligations, Crusader must nonetheless pay its policy obligations. Crusader’s primary excess of loss reinsurance agreements, or treaties, during the years ended December 31, 2018, 2017, and 2016 are as follows:

Loss Year	Reinsurers	A.M. Best Rating	Retention

2018	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

2017	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A A+	$500,000

2016	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE & TOA Reinsurance Company of America	A A+ A+	$500,000

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

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2018, 2017, and 2016, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

Crusader has no reinsurance recoverable balances in dispute.

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2018, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of ceded earned premium to the reinsurers was $6,478,500, $6,656,508, and $6,097,248 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Crusader establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and upon the related policy provisions. The amount of reserves for unreported losses is estimated by analysis of historical and statistical information. The ultimate liability of Crusader may be greater or less than estimated reserves. Reserves are monitored and adjusted when appropriate and are reflected in the statement of operations in the period of adjustment. Reserves for losses and loss adjustment expenses are estimated to cover the future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

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

	Year ended December 31
Statutory Accounting Basis:	2018	2017	2016

Net written premium	$25,874,020	$31,628,111	$32,624,522
Statutory surplus	$50,148,258	$50,446,888	$59,120,443
Ratio	0.5 to 1	0.6 to 1	0.6 to 1

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

The NAIC uses a Risk-Based Capital (“RBC”) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establish uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2018, was 683% of the authorized control level RBC.

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

In 2018, Crusader was outside the usual value range on the following one of the 13 IRIS ratio tests:

IRIS Ratio	Unusual Value	Crusader’s Result

5 – two-year overall operating ratio	Over 100%	113.0%

For the year ended December 31, 2018, Crusader was outside the usual value range on IRIS ratio 5 due primarily to Crusader’s net loss of $453,966. Crusader’s net loss during the year ended December 31, 2018, was due primarily to adverse development of insured events of prior years.

In 2017, Crusader was outside the usual value range on the following four of the 13 IRIS ratio tests:

IRIS Ratio	Unusual Value	Crusader’s Result

5 – two-year overall operating ratio	Over 100%	110.0%
6 – investment yield	Equal or greater than 6.5% or equal or less than 3.0%	1.5%
7 – gross change in policyholders’ surplus	Equal or greater than 50% or equal or less than -10%	-15%
8 – change in adjusted policyholders’ surplus	Equal or greater than 25% or equal or less than -10%	-15%

For the year ended December 31, 2017, Crusader was outside the usual value range on IRIS ratios 5, 7, and 8 due primarily to Crusader’s $6,207,351 net loss. Crusader was outside the usual value range on IRIS ratio 6 due primarily to Crusader’s relatively conservative investments.

In 2016, Crusader was outside the usual value range on the following one of the 13 IRIS ratio tests:

IRIS Ratio	Unusual Value	Crusader’s Result

6 – investment yield	Equal or greater than 6.5% or equal or less than 3.0%	1.1%

For the year ended December 31, 2016, Crusader was outside the usual value range on IRIS ratio 6 due primarily to Crusader’s relatively conservative investments.

California Insurance Guarantee Association

The California Insurance Guarantee Association (“CIGA”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which such insurers’ assets as insufficient to satisfy. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on written premium in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2018, 2017, and 2016 calendar years.

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

On January 17, 2019, A.M. Best Company downgraded Crusader’s Financial Strength Rating to B++ (Good) from A- (Excellent) and the Long-Term Issuer Credit Rating to bbb+ from a-. The outlook of the Financial Strength Rating has been revised to stable from negative while the outlook of the Long-Term Issuer Credit Rating remains negative.  The rating downgrades reflect a revision in A.M. Best’s assessment of Crusader’s operating performance to adequate from strong.

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

The Company does not write policies on properties considered targets of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. Crusader received $94,014, $111,773, and $105,302 in terrorism coverage premium from approximately 6%, 5%, and 5% of its policyholders during the years ended December 31, 2018, 2017, and 2016, respectively. Crusader’s terrorism deductible was $7,799,966, $7,490,724, and $6,980,486 during the years ended December 31, 2018, 2017, and 2016, respectively. Crusader’s 2019 terrorism deductible is $7,046,682.

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

The profitability of insurers is affected by many factors including premium adequacy, the frequency and severity of claims, state regulations, interest rates, general business conditions, and court decisions redefining and expanding the extent of coverage. One of the challenging and unique features of the property and casualty insurance business is the fact that since premiums are collected before losses are paid, its products are normally priced before its costs are known.

Additional information regarding competition in the insurance marketplace is discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”

Insurance Premium Financing Operation

AAC’s insurance premium financing operation currently finances policies produced only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. From July 2010 to March 1, 2018, AAC offered 0% financing on policies produced by Unifax for Crusader. Effective March 1, 2018, the annual percentage rate charged by AAC on new loans increased to 4.99% from 0%. The Company believes the new interest rate is competitive and will not have a negative impact on its business.

Health Insurance Operation

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB provides a variety of health and life insurance products to individuals and groups. These same products are offered by most of our competitors; thus service, reliability and stability are important to obtain and retain customers.

EMPLOYEES

As of March 29, 2019, the Company employed 76 persons of which 76 are full time employees at its facility located in Calabasas, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

On March 27, 2019, the Company entered into an amendment to the amended and restatement employment agreement effective March 17, 2015, between the Company and Cary L. Cheldin. A complete copy of the amendment is attached to this Form 10-K as Exhibit 10.24.

CONCENTRATION OF RISKS

99.8%, 99.7%, and 99.5% of Crusader’s direct written premium was derived from California during the years ended December 31, 2018, 2017, and 2016, respectively. In 2018, approximately 37% and 46% of the $958,495 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2017, approximately 42% and 45% of the $1,047,593 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2016, approximately 40% and 41% of the $959,810 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

		Year ended December 31
Name of Reinsurer	A.M. Best Rating (1)	2018	2017	2016

Renaissance Reinsurance U.S. Inc.	A+	$4,911,922	$4,464,980	$5,392,811
Hannover Ruck SE	A+	4,142,308	3,384,341	2,720,850
TOA Reinsurance Company of America	A	476,101	670,337	1,667,336
Other	A	(48)	574	717
Total		$9,530,283	$8,520,232	$9,781,714

(1) A.M. Best ratings are as of December 31, 2018.

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

Crusader is subject to RBC standards and other minimum capital and surplus requirements imposed under applicable laws of its state of domicile. The RBC standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require Crusader to report the results of RBC calculations to state departments of insurance and the NAIC. If Crusader fails to meet these standards and requirements, the CA DOI may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, financial condition, and results of operations.

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

Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to Crusader. If claims exceed the related reserves, the Company may not have sufficient funds available to satisfy all such claims, and in any event, the Company’s operating results and financial condition would be adversely affected. There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. The difficulty in estimating the loss and loss adjustment expense reserves contributed to adverse development of insured events of prior years in the amount of $2,921,957 which Crusader experienced in 2018. Crusader sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Crusader operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

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

Such risks may result in the Company’s pricing being based on outdated, inadequate, or inaccurate data, or inappropriate analyses, assumptions, or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. For example, social changes and litigation trends have resulted in significantly larger verdicts awarded by juries in recent years in connection with altercations in bars and taverns, which in turn has resulted in higher than expected costs of claims to the Company for this business line.  The Company’s ability to accurately underwrite risks in insurance contracts depends in part on its ability to forecast such changes and trends.  If it is not successful in doing so, the Company’s operating results, financial condition, and cash flow could be materially adversely affected.

Inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect Crusader’s ability to write new policies.

The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of Crusader’s reinsurance will increase the risk of loss and could materially adversely affect its business and financial condition. Ceded reinsurance does not discharge Crusader’s direct obligations under the policies it writes. Crusader remains liable to its policyholders even if it is unable to make recoveries that it believes it is entitled to under the reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid, which may create timing and liquidity risk. Additionally, any losses in excess of Crusader’s reinsurance limits would remain direct obligations of Crusader and would therefore have a negative impact on the Company’s financial condition and results of operations. For example, during the year ended December 31, 2017, Crusader settled a claim which incurred losses and loss adjustment expenses in excess of its reinsurance limits.

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

Many states have adopted measures related to the NAIC’s Solvency Modernization Initiative (“SMI”), which have included model regulations that require insurers to summarize their key risks and risk management strategies to regulators. The SMI resulted in a 2010 amendment to the NAIC’s Model Insurance Holding Company System Regulatory Act, which requires the ultimate controlling person in an insurer’s holding company structure to identify and report material enterprise risks to the state insurance regulator. The SMI also produced the NAIC Risk Management and Own Risk Solvency Model Act (“ORSA”), which requires insurers meeting premium thresholds to maintain a risk management framework, and annually submit a comprehensive report designed to assess the adequacy of an insurer’s risk management practices, including risks related to the insurer’s future solvency position. The Company is currently exempt from providing an ORSA summary report as it does not meet the minimum premium requirements. On the federal level, the Dodd-Frank Act, enacted in July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. Currently, the impact of these regulations has not materially affected the Company’s business. Any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of Crusader to conduct business and/or may result in higher costs.

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

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models and is subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Any downgrade in Crusader’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a materially adverse effect on the Company’s results of operations and financial position. On January 17, 2019, A.M. Best Company downgraded Crusader’s Financial Strength Rating to B++ (Good) from A- (Excellent) and the Long-Term Issuer Credit Rating to bbb+ from a-. The outlook of the Financial Strength Rating has been revised to stable from negative while the outlook of the Long-Term Issuer Credit Rating remains negative.  The rating downgrades reflect a revision in A.M. Best’s assessment of the company’s operating performance to adequate from strong.

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

The Company’s insurance business is concentrated in California (99.8% and 99.7% of direct written premium (before reinsurance ceded) in 2018 and 2017, respectively). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events.

Single operating location.

The Company conducts its business from a single facility located in the Calabasas building. The Company may not be able to access the building due to natural disasters, civil unrests, closures of public roads or utilities, or other unforeseen events. While the Company has procedures and insurance in place to mitigate short-term access limitations to the building, an extended building access limitation may have an adverse impact on the Company’s results of operation.

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

Messrs. Erwin Cheldin, Cary L. Cheldin, and George C. Gilpatrick, who hold approximately 50.2% of the voting power of the Company, have agreed to vote the shares of common stock held by each of them so as to elect each of them to the Board of Directors and to vote on all other matters as they may agree. As a result of this agreement, the Company is a “Controlled Company” as defined in the Nasdaq Stock Market (“Nasdaq”) Listing Rules. A Controlled Company is exempt from the requirements of the Nasdaq Listing Rules requiring that (i) the Company have a majority of independent directors on the Board of Directors, (ii) the Compensation Committee be composed solely of independent directors, (iii) the compensation of the executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors and (iv) director nominees be elected or recommended either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

The voting agreement among Messrs. Erwin Cheldin, Cary L. Cheldin, and George C. Gilpatrick, who collectively hold approximately 50.2% of the voting power of the Company, is scheduled to expire in April 2019. If the voting agreement expires without renewal, the Company may lose its status as a Controlled Company, which may cause the Company to incur additional costs in complying with certain Nasdaq corporate governance requirements and SEC disclosure requirements.

Limited trading of the Company’s stock.

There has been relatively limited trading volume in the market for the Company’s common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for the Company’s common stock may adversely affect shareholders’ ability to sell their shares of common stock at the time they wish to sell them or at a price that they considers acceptable.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Global Market under the symbol "UNAM." As of March 29, 2019, the number of shareholders of record of the Company's common stock was 200. That number does not include beneficial owners of the Company’s common stock held in the name of nominees.

There were no cash dividends declared or paid by the Company in the years ending December 31, 2018 and 2017, respectively. The Company considers its profitability, cash requirements and other factors prior to the declaration of cash dividends.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2018, and December 31, 2017, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,625 and 188,655 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 30 shares of stock during the year ended December 31, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company did not repurchase any stock during the year ended December 31, 2017. The Company has retired and intends to retire all repurchased stock, as applicable.

Item 6. Selected Financial Data.

As a smaller reporting company, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of the Company’s financial condition and results of operations by focusing on changes in certain key measures from year to year. This MD&A should be read in conjunction with our consolidated financial statements and notes thereto.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report on Form 10-K, particularly in Item 1A – “Risk Factors.”

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

The Company’s net loss was $3,169,559 and $8,724,984 for the years ended December 31, 2018 and 2017, respectively.

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

Revenue and Income Generation

The Company receives its revenue primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92% of the Company’s total revenue for the years ended December 31, 2018 and 2017. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of December 31, 2018, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.8% and 99.7% of direct written premium (before reinsurance ceded) in 2018 and 2017, respectively). During the years ended December 31, 2018 and 2017, 98% and 99% of Crusader’s business was CMP policies, respectively.

On January 17, 2019, A.M. Best Company downgraded Crusader’s Financial Strength Rating to B++ (Good) from A- (Excellent) and the Long-Term Issuer Credit Rating to bbb+ from a-. The outlook of the Financial Strength Rating has been revised to stable from negative while the outlook of the Long-Term Issuer Credit Rating remains negative.  The rating downgrades reflect a revision in A.M. Best’s assessment of the company’s operating performance to adequate from strong.

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

The following is a reconciliation of net written premium to net earned premium:

	Year ended December 31
	2018	2017

Net written premium	$25,874,020	$31,628,111
Change in net unearned premium	2,880,890	715,208
Net earned premium	$28,754,910	$32,343,319

For the year ended December 31, 2018, direct written premium as reported on Crusader’s statutory financial statement was $32,429,735 compared to $38,393,351, for the year ended December 31, 2017, a decrease of $5,963,616, or 16%. The decrease in direct written premium in 2018 compared to 2017 is due primarily to reduction in direct written premium related to the night clubs program, and, to a lesser extent, decreases in direct written premium in Crusader's other insurance programs.

The following table shows the direct written premium production by state:

	Year ended December 31
	2018	2017

California	99.8%	99.7%
Arizona	0.2%	0.3%
Total	100.0%	100.0%

The insurance company operation underwriting profitability is defined by pre-tax underwriting loss which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs. Crusader’s underwriting loss (before income taxes) is as follows:

	Year ended December 31
	2018	2017

Net earned premium	$28,754,910	$32,343,319
Less:
Losses and loss adjustment expenses	23,557,743	30,490,507
Policy acquisition costs	5,908,831	6,463,681
Total underwriting expenses	29,466,574	36,954,188
Underwriting loss (before income taxes)	$(711,664)	$(4,610,869)

Underwriting profit or loss before income taxes is a non-GAAP financial measure. Underwriting profit or loss before income taxes represents one measure of the pretax profitability of the insurance company operation and is derived by subtracting losses and loss adjustment expenses, and policy acquisition costs from net earned premium, which are all GAAP financial measures. Management believes disclosure of underwriting profit or loss before income taxes is useful supplemental information that helps align the reader’s understanding with management’s view of insurance company operations profitability. Each of these captions is presented in the Consolidated Statements of Operations but is not subtotaled.

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s loss before taxes:

	Year ended December 31
	2018	2017

Underwriting loss before income taxes	$(711,664)	$(4,610,869)
Insurance company operation revenues:
Investment income	1,907,544	1,289,736
Net realized investment gains	148	528
Other income	365,898	338,653
Other insurance operations revenues:
Gross commissions and fees	2,429,382	2,744,016
Investment income	229	331
Finance charges and fees earned	144,925	74,834
Other income	9,760	65
Less expenses:
Salaries and employee benefits	4,592,841	5,843,714
Commissions to agents/brokers	176,701	166,636
Other operating expenses	3,303,472	3,707,165
Loss before taxes	$(3,926,792)	$(9,880,221)

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

The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company carried a premium deficiency reserve of $45,000 as of December 31, 2017, and did not carry such a reserve as of December 31, 2018.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP:

	Year ended December 31
	2018	2017

Loss ratio	82%	94%
Expense ratio	21%	20%
Combined ratio	103%	114%

The following table provides an analysis of the losses and loss adjustment expenses:

	Year ended December 31
	2018	2017
Losses and loss adjustment expenses

Provision for insured events of current year	$20,635,786	$23,377,228
Development of insured events of prior years	2,921,957	7,113,279
Total losses and loss adjustment expenses	$23,557,743	$30,490,507

Other Insurance Operations

The Company’s other insurance operations generate commissions and fees from various insurance products. The events that have the most significant economic impact are as follows:

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the Company’s consolidated financial statements. Policy fee income for the year ended December 31, 2018, decreased $213,440 (13%) as compared to the year ended December 31, 2017, due primarily to reduction in policy counts. The policy fee income is earned ratably over the life of related insurance policies.

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

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premium that it writes. Commission income for the year ended December 31, 2018, decreased $89,098 (9%) compared to the year ended December 31, 2017. The decrease in commission income is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers received during the three months ended March 31, 2017.

AAQHC’s fee income decreased $7,721 (11%) for the year ended December 31, 2018, as compared to the year ended December 31, 2017, as a result of a decrease in the number of association members enrolled in AAQHC.

The finance fees earned by AAC for the year ended December 31, 2018, increased $70,091 (94%) as compared to the year ended December 31, 2017, due primarily to the increase in earned finance charges as a result of the change in annual percentage rate charged on AAC new loans from 0% to 4.99%, effective March 1, 2018, partially offset by a decrease in late fees due to a reduction in the number of AAC loans issued. AAC issued 2,095 and 2,914 loans in 2018 and 2017, respectively. Revenue earned in 2018 consisted of earned finance charges, late fees and other miscellaneous charge. Revenue earned in 2017 consisted of late fees and other miscellaneous fees charges. The average policy premium financed by AAC was $4,395 and $4,535 in 2018 and 2017, respectively.

The daily automobile rental insurance program was produced by Bedford. Bedford received commission income from non-affiliated insurance companies based on written premium. Bedford stopped selling and servicing daily automobile rental policies in 2015. Accordingly, since 2016, all Bedford’s commission income is comprised of commission on previous business written. As a result, the daily automobile rental insurance program commission income for the year ended December 31, 2018, decreased $4,375 (100%) compared to the year ended December 31, 2017. The Company does not expect to receive any material daily automobile rental insurance program commission in the future.

Investments and Liquidity

The Company generated revenues from its total invested assets of $90,119,542 (at amortized cost) and $88,098,898 (at amortized cost) as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2017, the Company also generated revenue from two cash deposits placed with the Los Angeles Superior Court by Crusader in lieu of appeal bonds. These two deposits, totaling $13,373,793, were made on December 28, 2015, for $7,924,178, and on March 21, 2016, for $5,449,615, and their respective balances were included in “Cash, cash equivalents, and restricted cash” on the Consolidated Balance Sheets as of December 31, 2016, and were not a part of the total invested assets as of December 31, 2018 and 2017. In September 2017, both judgments were settled for a total of $7,000,000 which was paid from the two deposits, and the remaining funds on deposit with the Los Angeles Superior Court were returned to Crusader.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations, increased $617,706 (48%) for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase in net investment income was due primarily to increase in the yield on average invested assets as a result of a change in the investment guidelines during 2017 and to increases in interest rates.

Due to the current interest rate environment, a current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of December 31, 2018, all of the Company’s investments are in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, and short-term investments. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and short-term investments are readily marketable. As of December 31, 2018, the weighted average maturity of the Company’s investments was approximately 6.5 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines approved in 2017) was 3.31 years.

Liquidity and Capital Resources

The Company reported net cash used by operating activities for each of the years ended December 31, 2018 and 2017.  Cash used by operating activities in 2018 was $2,834,745 compared to $7,022,232 in 2017.

Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Consolidated Statements of Cash Flows reflect net cash used by operating activities for the years ended December 31, 2018 and 2017, the Company does not anticipate future liquidity problems, and the Company believes that it continues to be well capitalized and adequately reserved.

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

Crusader generates a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash, cash equivalents, restricted cash, and investments (at amortized cost) of the Company at December 31, 2018, were $95,037,304 compared to $97,465,842 at December 31, 2017.  Crusader's cash, cash equivalents, restricted cash, and investments was 98% of the total cash, restricted cash, and investments held by the Company for the years ended December 31, 2018 and 2017.

As of December 31, 2018, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The weighted average maturity of the Company’s investments is approximately 6.5 years.

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

Crusader's statutory capital and surplus as of December 31, 2018, was $50,148,258, a decrease of $298,630 (1%) from December 31, 2017. In the years ending December 31, 2018 and 2017, Crusader issued cash dividends of $0 and $3,000,000 to Unico, its parent and sole shareholder, respectively. These dividends were used primarily for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2018, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2019 is $5,014,826.

During the years ended December 31, 2018 and 2017, no cash dividends were declared or issued by the Company to its shareholders. Declaration of future cash dividends will be subject to the Company’s profitability and its cash requirements.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2018, and December 31, 2017, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,625 and 188,655 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 30 shares of stock during the year ended December 31, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company did not repurchase any stock during the year ended December 31, 2017. The Company has retired and intends to retire all repurchased stock, as applicable.

While material capital expenditures may be funded through borrowings, the Company believes that its cash, cash equivalents, restricted cash and short-term investments at December 31, 2018, net of statutory deposits of $710,000 and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds. Trust restrictions on cash and short-term investments were $1,383,451 and $0 at December 31, 2018 and December 31, 2017.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

Results of Operations

General

Total revenue was $33,612,796 and $36,791,482 for the years ended December 31, 2018 and 2017, respectively. This represents a decrease of $3,178,686 (9%) for the 2018 year compared to the 2017. This decrease in revenue was primarily due to a decrease in net earned premium of $3,588,409 (11%) partially offset by an increase in net investment income of $617,706 (48%).

The Company had loss before taxes of $3,926,792 and $9,880,221 for the years ended December 31, 2018 and 2017, respectively. This represents a decrease in net loss of $5,953,429 (60%) for the 2018 year compared to the 2017. This decrease in loss before taxes is due primarily to a decrease in losses and loss adjustment expenses of $6,932,764 (23%), a decrease in salaries and employee benefits of $1,250,873 (21%), and a decrease in policy acquisition costs of $554,850 (9%), partially offset by decrease in net earned premium of $3,588,409 (11%).

The decrease in net earned premium for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to reduction in direct written premium related to the night clubs program, and, to a lesser extent, decreases in direct written premium in other Crusader's insurance programs.

The decrease in losses and loss adjustment expenses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to lower IBNR reserves on long-tail liability current accident year claims during the year ended December 31, 2018, and to severity of claims which involved assault and battery litigation and which were settled during the year ended December 31, 2017.

The decrease in salaries and employee benefits for the year ended December 31, 2018 compared to the year ended December 31, 2017, was due primarily to costs associated with a termination of an employment agreement with an employee during the year ended December 31, 2017 coupled with a reduction in employee head count during the year ended December 31, 2018.

The effect of inflation on the Company’s net income during the years ended December 31, 2018 and 2017 was not significant.

The Company derives revenue from various sources as discussed below.

Insurance Company Operation

Premium and loss information of Crusader are as follows:

	Year ended December 31
	2018	2017

Direct written premium (before reinsurance ceded)	$32,429,735	$38,393,351
Net written premium (net of reinsurance ceded)	$25,874,020	$31,628,111
Direct earned premium (before reinsurance ceded)	$35,233,410	$38,999,827
Net earned premium (net of reinsurance ceded)	$28,754,910	$32,343,319
Losses and loss adjustment expenses	$23,557,743	$30,490,507
Gross unpaid losses and loss adjustment expenses	$51,567,155	$49,076,991
Net unpaid losses and loss adjustment expenses	$42,125,553	$40,683,441

Crusader’s primary line of business is CMP policies. This line of business represented approximately 98% and 99% of Crusader’s total written premium for the years ended December 31, 2018 and 2017, respectively.

Crusader Premium

For the year ended December 31, 2018, direct written premium, as reported on Crusader's statutory financial statement, was $32,429,735 compared to $38,393,351 for the year ended December 31, 2017, a decrease of $5,963,616 (16%). The decrease in direct written premium in 2018 compared to 2017 was due primarily to reduction in direct written premium related to the night clubs program, and, to a lesser extent, decreases in direct written premium in other Crusader's insurance programs.

Crusader writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Crusader’s direct, ceded and net earned premium are as follows:

	Year ended December 31
	2018	2017

Direct earned premium	$35,233,410	$38,999,827
Ceded earned premium	(6,478,500)	(6,656,508)
Net earned premium	$28,754,910	$32,343,319
Ratio of ceded earned premium to direct earned premium	18%	17%

Direct earned premium for the year ended December 31, 2018, decreased $3,766,417 (10%) compared to the year ended December 31, 2017. The decrease in the direct earned premium was due primarily to decrease in the direct written premium during the year ended December 31, 2018.

Ceded earned premium for the year ended December 31, 2018, increased $178,008 (3%) compared to the year ended December 31, 2017.

The ratio of ceded earned premium to direct earned premium for the year ended December 31, 2018, is relatively unchanged compared to the year ended December 31, 2017, as there were no major modifications to Crusader’s reinsurance treaties.

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

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2018, all such ceded contracts are accounted for as risk transfer reinsurance.

Losses and Loss Adjustment Expenses

Crusader’s emerging loss ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve review process. Losses and loss adjustment expenses for the calendar years ended December 31, 2018 and 2017 were $23,557,743 and $30,490,507, respectively.

Losses and loss adjustment expenses and loss ratios are as follows:

	Year ended December 31
	2018	2018 Loss Ratio	2017	2017 Loss Ratio

Net earned premium	$28,754,910		$32,343,319

Losses and loss adjustment expenses:
Provision for insured events of current year	20,635,786	72%	23,377,228	72%
Development of insured events of prior years	2,921,957	10%	7,113,279	22%
Total losses and loss adjustment expenses	$23,557,743	82%	$30,490,507	94%

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

The adverse development of insured events of prior years during the year ended December 31, 2018, was due primarily to higher than expected incurred losses and loss adjustment expenses on long-tail claims in accident years 2017 and 2016. The development of insured events of prior years in the above table is not necessarily indicative of the results that may be expected in future periods.

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

	Year ended December 31
	2018		2017
Accident Year	Adverse (Favorable) Development	% of Total	Adverse (Favorable) Development	% of Total

Prior to 2009	$91,853	3%	$310,892	5%
2009	(3,681)	0%	(811,906)	(11)%
2010	(5,092)	0%	(685,302)	(10%)
2011	(91,979)	(3)%	1,085,104	15%
2012	341,348	12%	(11,860)	0%
2013	(388,716)	(13)%	1,166,937	16%
2014	427,233	15%	2,844,431	40%
2015	(723,409)	(25)%	1,791,782	25%
2016	1,400,550	48%	1,423,201	20%
2017	1,873,850	63%	—	—
Total prior accident years	$2,921,957	100%	$7,113,279	100%

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

Based on the loss and loss adjustment expense reserve estimates as of December 31, 2018, the estimated ultimate loss ratio is within five percentage points of the initial expected loss ratio in 8 of Crusader’s 34 years. Since Crusader’s net earned premium in 2018 was $28,754,910, a difference between the accident year 2018 actual and initial expected loss ratios of five percentage points will or may ultimately impact losses and loss adjustment expenses by $1,437,746. The estimated ultimate loss ratio is within ten percentage points of the initial expected loss ratio in 14 of Crusader’s 34 years. A ten percentage point difference between the accident year 2018 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $2,875,491. The estimated ultimate loss ratio is within twenty percentage points of the initial expected loss ratio in 26 of Crusader’s 34 years. A twenty percentage point difference between the accident year 2018 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $5,750,982.

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

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2018	2017

Direct reserves:
Case reserves	$23,648,183	$18,948,233
IBNR reserves	28,008,972	30,128,758
Total direct reserves	$51,657,155	$49,076,991

Reserves net of reinsurance:
Case reserves	$19,855,301	$14,985,639
IBNR reserves	22,270,252	25,697,802
Total net reserves	$42,125,553	$40,683,441

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2018		2017

CMP	$50,459,206	97.7%	$48,003,282	97.8%
Other liability	1,172,331	2.3%	1,060,328	2.2%
Other	25,618	0.0%	13,381	0.0%
Total	$51,657,155	100.0%	$49,076,991	100.0%

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

The following table is a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Year ended December 31
	2018	2017

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$40,683,441	$37,534,817

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	20,635,786	23,377,228
Provision for incurred events of prior years	2,921,957	7,113,279
Total incurred losses and loss adjustment expenses	23,557,743	30,490,507

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	6,582,377	7,925,460
Losses and loss adjustment expenses attributable to insured events of prior years	15,533,254	19,416,423
Total payments	22,115,631	27,341,883

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	42,125,553	40,683,441
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	9,531,602	8,393,550
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$51,657,155	$49,076,991

Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.

If future development ultimately differs by five percent from Crusader’s 2018 net reserve, $2,106,278 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. If future development ultimately differs by ten percent from Crusader’s 2018 net reserve, $4,212,555 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.

Other Insurance Operations

Health Insurance Program

Commission income from health insurance sales is as follows:

	Year ended December 31
	2018	2017

Commission income	$958,495	$1,047,593

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premium that it writes. Commission income for the year ended December 31, 2018, decreased $89,098 (9%) compared to the year ended December 31, 2017. The decrease in commission income is primarily a result of a cumulative commission correction of $68,971 by the non-affiliated insurance carriers received during the three months ended March 31, 2017.

In 2018, approximately 37% and 46% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2017, approximately 42% and 45% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

Association Operation

Membership and fee income from the association program of AAQHC is as follows:

	Year ended December 31
	2018	2017

Membership and fee income	$62,295	$70,016

Membership and fee income for the year ended December 31, 2018, decreased $7,721 (11%) compared to the year ended December 31, 2017. The decrease is a result of a decrease in the number of association members primarily due to increased competition.

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

	Year ended December 31
	2018	2017

Policy fee income	$1,408,592	$1,622,032
Policies issued	7,221	9,036

Policy fee income for the year ended December 31, 2018, decreased $213,440 (13%) as compared to the year ended December 31, 2017. This decrease in policy fee income in 2018 compared to 2017 was primarily the result of a 1,815 (20%) decrease in the number of policies issued during 2018 compared to 2017.

Daily Automobile Rental Insurance Program

The daily automobile rental insurance program was produced by Bedford. Bedford received commission income from non-affiliated insurance companies based on written premium and continues to receive contingent commission on previous business written.

Commission income from the daily automobile rental insurance program is as follows:

	Year ended December 31
	2018	2017

Commission income	$—	$4,375

Bedford stopped selling and servicing the daily automobile rental polices in 2015. As a result of this decision, the commission income from the daily automobile rental insurance program for the year ended December 31, 2018, decreased $4,375 (100%) compared to the year ended December 31, 2017.

Since 2016, all Bedford’s commission income was comprised of contingent commission on previous business written. The contingent commission Bedford received in 2017 was based on profitability of premiums written in prior years for one of the non-affiliated insurance companies it represented. The Company does not expect to receive any material daily automobile rental insurance program commission in the future.

Premium Finance Program

AAC currently finances policies produced only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. From July 2010, to March 1, 2018, AAC offered 0% financing on policies produced by Unifax for Crusader. Effective March 1, 2018, the annual percentage rate charged on AAC new loans increased to 4.99% from 0%. The Company believes the new interest rate is competitive and will not have a negative impact on its business. Income generated by AAC consists of late fees, returned check fees and payment processing fees.

Finance fees earned from financing policies are as follows:

	Year ended December 31
	2018	2017

Finance fees earned	$144,925	$74,834
Loans issued	2,095	2,914

The finance fees earned by AAC for the year ended December 31, 2018, increased $70,091 (94%) as compared to the year ended December 31, 2017, due primarily to the increase in earned finance charges as a result of the change in annual percentage rate charged on AAC new loans from 0% to 4.99%, effective March 1, 2018, partially offset by a decrease in late fees due to a reduction in the number of AAC loans issued.

The number of loans issued decreased by 819 (28%) during 2018 when compared to 2017. The average premium financed by AAC was $4,395 and $4,535 in 2018 and 2017, respectively. During 2018, 39% of all Unifax policies were financed and 74% of those policies were financed by AAC. During 2017, 40% of all Unifax policies were financed and 80% of those policies were financed by AAC.

Investment Income and Net Realized Gains

Net Investment income, excluding net realized investment gains, is as follows:

	Year ended December 31
	2018	2017

Average invested assets (1) – at amortized cost	$89,109,220	$84,784,370

Net Investment income from:
Invested assets (2)	$1,854,019	$1,253,755
Cash Equivalents	53,754	36,312
Total investment income	$1,907,773	$1,290,067

Yield on average invested assets (3)	2.1%	1.3%

(1) The average is based on the beginning and ending balances of the amortized cost of the invested assets for each respective year.

(2) Investment income from invested assets included $0 and $133,160 of interest on the cash deposits in lieu of appeal bonds for the years ended December 31, 2018 and 2017, respectively. Investment income from invested assets included $114,232 of investment expense for the year ended December 31, 2018, compared to $47,824 for the year ended December 31, 2017.

(3) Yield on average invested assets did not include the interest on the cash deposits in lieu of appeal bonds.

The par value, amortized cost, fair value and weighted average yield of fixed maturity investments at December 31, 2018, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

December 31, 2019	$9,328,000	$9,326,886	$9,311,677	1.34%
December 31, 2020	10,070,000	10,043,282	9,969,818	2.32%
December 31, 2021	12,553,000	12,526,403	12,470,144	2.50%
December 31, 2022 & beyond	53,022,564	53,532,017	52,284,498	2.79%
Total	$84,973,564	$85,428,588	$84,036,137	2.54%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

As of December 31, 2018, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, other fixed maturity securities, and short-term investments. The investments in the certificates of deposit are classified as held-to-maturity investments, and all other fixed maturity investments are classified as available-for-sale. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

Available-for-sale fixed maturity investments:
U.S. treasury securities	$16,746,832	$16,619,619	$7,517,901	$7,454,225
Corporate securities	40,804,425	40,003,723	28,745,223	28,657,640
Agency mortgage-backed securities	20,751,331	20,286,795	21,889,996	21,737,589
Held-to-maturity fixed maturity investments:
Certificates of deposit	7,126,000	7,126,000	28,098,000	28,098,000
Total fixed maturity investments	85,428,588	84,036,137	86,251,120	85,947,454
Short-term cash investments:
U.S. treasury bills	4,490,954	4,490,954	1,148,395	1,148,395
Commercial paper	—	—	499,383	499,383
Certificates of deposit	200,000	200,000	200,000	200,000
Short-term cash investments	4,690,954	4,690,954	1,847,778	1,847,778
Total investments	$90,119,542	$88,727,091	$88,098,898	$87,795,232

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2017
U.S. treasury securities	$7,454,204	$(63,697)	6	$—	$—	—
Corporate securities	20,335,512	(130,787)	26	—	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	17	—	—	—
Total	$49,527,305	$(346,891)	49	$—	$—	—

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of December 31, 2018, and December 31, 2017, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. Two securities were called prior to their maturity during the year ended December 31, 2018. These securities had amortized cost of $1,269,852. The Company realized a net investment gain of $148 on these calls for the year ended December 31, 2018. Proceeds of the call of these securities were used for general corporate purposes. The Company sold two securities prior to their maturity during the year ended December 31, 2017. These securities had amortized cost of $1,141,338. The Company realized a net investment gain of $554 on these sales for the year ended December 31, 2017. Proceeds of the sales of these securities were used for general corporate purposes.

Other Income

Other income from insurance company operation and other insurance operations is comprised primarily of miscellaneous items not relevant to the primary income statement captions.

	Year ended December 31
	2018	2017

Other income from insurance company operation and other insurance operations	$375,658	$338,718

Other income from insurance company operation and other insurance operations increased $36,940 (11%) in the year ended December 31, 2018, when compared to the year ended December 31, 2017. The increase in the year ended December 31, 2018 from the year ended December 31, 2017, is due primarily to increase in rental income on the Calabasas building.

Operating Expenses

Policy Acquisition Costs are as follows:

	Year ended December 31
	2018	2017

Policy acquisition costs	$5,908,831	$6,463,681
Ratio to net earned premium (GAAP ratio)	21%	20%

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premium is earned. Policy acquisition costs decreased $554,850 (9%) in the year ended December 31, 2018, compared to the year ended December 31, 2017, due primarily to the decrease in premium.

Salaries and Employee Benefits are as follows:

	Year ended December 31
	2018	2017

Total salaries and employee benefits incurred	$7,783,259	$8,597,641
Less: Charged to losses and loss adjustment expenses	(1,793,417)	(1,324,440)
Less: Capitalized to policy acquisition costs	(1,397,001)	(1,429,487)
Net amount charged to operating expenses	$4,592,841	$5,843,714

Total salaries and employee benefits incurred for the year ended December 31, 2018, decreased $1,250,873 (21%) compared to the year ended December 31, 2017, due primarily to costs associated with a termination of an employment agreement with an employee during the year ended December 31, 2017; there are no such agreements for any other employees other than those agreements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Also contributing to the decrease in the net amount of salaries and employee benefits charged to operating expenses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was a decrease in support personnel, the net effect of which was a reduction in employee headcount.

Commissions to Agents/Brokers are as follows:

	Year ended December 31
	2018	2017

Commission to agents/brokers	$176,701	$166,636

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program and the daily automobile rental insurance program. Commissions to agents and brokers increased $10,065 (6%) for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due primarily to timing of payment receipts.

Other Operating Expenses are as follows:

	Year ended December 31
	2018	2017

Other operating expenses	$3,303,472	$3,707,165

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production.

Other operating expenses decreased $403,693 (11%) for the year ended December 31, 2018, compared to the year ended December 31, 2017. The decrease in other operating expenses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was related primarily to fees paid to the California Department of Insurance for their tri-annual financial examination of Crusader and consulting expenses incurred during the year ended December 31, 2017. There were no financial examination expenses incurred during the year ended December 31, 2018, and Crusader’s next tri-annual financial examination by the California Department of Insurance is expected to start in 2019. The decrease in other operating expenses for the year ended December 31, 2018 was partially offset by an increase in other individually insignificant expenses.

Income Taxes

Income Tax Expenses are as follows:

	Year ended December 31
	2018	2017

Income tax benefit	$757,233	$1,155,237
Effective income tax rate	19%	12%

Income tax benefit for the year ended December 31, 2018, decreased $398,004 (34%) compared to the year ended December 31, 2017. The decrease in the income tax benefit is related primarily to the $3,926,792 loss before taxes for the year ended December 31, 2018, compared to the $9,880,221 loss before taxes for the year ended December 31, 2017.

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

As of December 31, 2018, the Company has $16,739,147 of federal net operating loss carryforwards that will begin to expire in 2035. As of December 31, 2018, the Company had deferred tax assets of $1,850,934 generated from state net operating loss carryforwards. For the years ended December 31, 2018 and December 31, 2017, a valuation allowance was established in the amount of $1,850,934 and $1,258,753, respectively, as the Company does not expect to realize a tax benefit from its state net operating losses in future years. For the years ended December 31, 2018 and December 31, 2017 the amount of state net operating losses that expired were $0 and $1,209,784, respectively. The remaining $1,850,934 of state tax carryforwards expire between 2028 and 2038. In light of the net operating losses that were generated in recent years, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. As a result of that analysis at December 31, 2018, the Company believes it is more likely than not that it will be able to utilize the net operating loss carryforwards before they expire and the valuation allowance is adequate.  Additionally, a component of the loss generated in 2018 is subject to an indefinite carryforward period.

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

When there is clear evidence that the actual claims costs that have emerged are different than the claims costs that were expected for any prior accident year, the claims cost estimates for that year are revised accordingly. If the claims costs that emerge are less favorable than initially anticipated, generally, the Company increases its loss and loss adjustment expense reserves immediately. However, if the claims costs that emerge are more favorable than initially anticipated, generally, the Company reduces its loss and loss adjustment expense reserves over time while it continues to assess the validity of the observed trends based on the subsequent emerged claims costs.

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

Crusader underwrites three statutory annual statement lines of business: (1) CMP, (2) liability other than automobile and products, and (3) fire. CMP policies comprised 98% and 99% of Crusader’s 2018 and 2017 direct written premium, respectively. CMP policies include both property and liability coverages. For all of Crusader’s coverages and lines of business, Crusader’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense development patterns and (2) expected loss and loss adjustment expense per premium dollar.

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

Each year, management compares the actual claims costs that emerge to the claims costs that were expected to emerge and evaluates whether any observed significant differences are due to normal variances in the development process that occur from time to time, particularly in an insurer the size of Crusader, or if they are an indication that changes in the key reserve assumptions or methodologies are appropriate. As of December 31, 2018, management concluded that no changes in Crusader’s key reserve assumptions or methodologies are appropriate.

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

The differences between actual and expected claims costs are typically not due to one specific factor but to a combination of many factors such as the period of time between the initial occurrence and the final settlement of the claim, current and perceived social and economic inflation, and many other economic, legal, political, and social factors. The information that management uses to arrive at its booked reserve estimate comes from many sources within the Company, including its accounting, claims, and underwriting departments. Informed managerial judgment is applied throughout the reserving process. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount will tend to be. Accordingly, short-tail claims, such as the emergence of property damage claims costs, tend to be subject to less variability than the emergence of long-tail liability claims costs. The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates based on experience and industry data for development of case estimates and for unreported losses and loss adjustment expenses. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims should be expected to vary, perhaps significantly, from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2018, Crusader had 592 open claim files. During 2018, 656 new claim files were opened and 711 claim files were closed, leaving 537 open claim files at the end of 2018. Due to the small size of Crusader and the related small population of claims, Crusader’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect Crusader’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The fluctuation in development of insured events of prior years underscores the inherent uncertainty in insurance claims costs, especially for a relatively small insurer, such as Crusader. While the Company believes the reserves were adequate at December 31, 2018 and 2017, adverse or (favorable) development may emerge in the future.

	Year ended December 31
	2018	2017

Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$40,683,441	$37,534,817
Adverse (favorable) development of insured events of prior years	$2,921,957	$7,113,279
Percentage of adverse (favorable) development to beginning reserves	7%	19%

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

Reinsurance

Crusader’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from Crusader’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that Crusader expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. Crusader’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. Crusader’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2018, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s consolidated financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2018	2017

Ceded losses and loss adjustment expenses recoverable on excess of loss treaties:
Ceded case loss and loss adjustment expense reserves recoverable	$3,792,882	$3,962,594
Ceded IBNR loss and loss adjustment expense reserves recoverable	5,738,720	4,430,956
Total ceded loss and loss adjustment expense reserves recoverable	$9,531,602	$8,393,550

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2018	2017

Direct earned premium	$35,233,410	$38,999,827
Ceded earned premium	(6,478,500)	(6,656,508)
Net premium earned	$28,754,910	$32,343,319
Ratio of ceded earned premium to direct earned premium	18%	17%

The effect of reinsurance on losses and loss adjustment expenses is as follows:

	Year ended December 31
	2018	2017

Direct losses and loss adjustment expenses incurred	$30,169,562	$43,672,969
Ceded losses and loss adjustment expenses incurred on excess of loss treaties:
Ceded paid losses and loss adjustment expenses	(5,473,767)	(14,309,883)
Change in ceded case reserves	169,712	(37,159)
Change in ceded IBNR reserves	(1,307,764)	1,164,580
Total ceded losses and loss adjustment expenses incurred	(6,611,819)	(13,182,462)

Net losses and loss adjustment expenses incurred	$23,557,743	$30,490,507

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2018	2017

Ceded earned premium	$6,478,500	$6,656,508
Ceded losses and loss adjustment expenses incurred	(6,611,819)	(13,182,462)
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$(133,319)	$(6,525,954)

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations reflected above and the following changes in reinsurance recoverable:

	Year ended December 31
	2018	2017

Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$(1,010,051)	$1,261,482

There were no catastrophe losses incurred during the years ended December 31, 2018 and 2017.

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

For years ended December 31, 2018 and 2017, Crusader wrote 99.8% and 99.7% of its business in the state of California, respectively. The types of businesses and the coverage limits written by Crusader are not considered difficult lines for obtaining reinsurance. In addition, because the major catastrophe exposure is primarily from riots and from fire following earthquakes, Crusader does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

Investments

The Company’s fixed maturity investments are classified either as held-to-maturity or available-for-sale and are stated at fair value. Although part of the Company's investments is classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, or investment securities may be called by their issuers prior to the securities’ maturity, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates fair value. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect. When a decline in the value of a fixed maturity is considered other-than-temporary, a loss is recognized in the Consolidated Statements of Operations. Realized gains and losses are included in the Consolidated Statements of Operations based on the specific identification method.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to its consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unico American Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unico American Corporation and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the years in the two year period ended December 31, 2018, and the related notes and Schedules II and III (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Glendale, California

March 29, 2019

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

	2018	2017
ASSETS
Investments:
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $78,302,588 at December 31, 2018, and $58,153,120 at December 31, 2017)	$76,910,137	$57,849,454
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $7,126,000 at December 31, 2018, and $28,098,000 at December 31, 2017)	7,126,000	28,098,000
Short-term investments, at fair value	4,690,954	1,847,778
Total Investments	88,727,091	87,795,232
Cash, cash equivalents and restricted cash	4,917,762	9,366,944
Accrued investment income	393,782	490,579
Receivables, net	3,933,068	6,005,764
Reinsurance recoverable:
Paid losses and loss adjustment expenses	(1,319)	126,682
Unpaid losses and loss adjustment expenses	9,531,602	8,393,550
Deferred policy acquisition costs	3,489,728	4,162,771
Property and equipment, net	9,560,820	10,014,869
Deferred income taxes	4,375,484	3,380,806
Other assets	688,948	561,561
Total Assets	$125,616,966	$130,298,758

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$51,657,155	$49,076,991
Unearned premium	15,964,589	18,768,264
Advance premium and premium deposits	234,442	207,808
Accrued expenses and other liabilities	1,845,358	2,300,358
Total Liabilities	$69,701,544	$70,353,421

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,307,103 and 5,307,133 shares issued and outstanding at December 31, 2018 and 2017, respectively	$3,772,857	$3,772,872
Accumulated other comprehensive loss	(1,100,036)	(239,896)
Retained earnings	53,242,601	56,412,361
Total Stockholders’ Equity	$55,915,422	$59,945,337

Total Liabilities and Stockholders' Equity	$125,616,966	$130,298,758

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2018	2017
REVENUES
Insurance company operation:
Net earned premium	$28,754,910	$32,343,319
Investment income	1,907,544	1,289,736
Net realized investment gains	148	528
Other income	365,898	338,653
Total Insurance Company Operation	31,028,500	33,972,236

Other insurance operations:
Gross commissions and fees	2,429,382	2,744,016
Investment income	229	331
Finance fees earned	144,925	74,834
Other income	9,760	65
Total Revenues	33,612,796	36,791,482

EXPENSES
Losses and loss adjustment expenses	23,557,743	30,490,507
Policy acquisition costs	5,908,831	6,463,681
Salaries and employee benefits	4,592,841	5,843,714
Commissions to agents/brokers	176,701	166,636
Other operating expenses	3,303,472	3,707,165
Total Expenses	37,539,588	46,671,703

Loss before taxes	(3,926,792)	(9,880,221)
Income tax benefit	757,233	1,155,237

Net Loss	$(3,169,559)	$(8,724,984)

PER SHARE DATA:
Basic
Loss per share	$(0.60)	$(1.64)
Weighted average shares	5,307,121	5,307,133
Diluted
Loss per share	$(0.60)	$(1.64)
Weighted average shares	5,307,121	5,307,133

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

	2018	2017

Net loss	$(3,169,559)	$(8,724,984)
Other changes in comprehensive loss:
Changes in unrealized losses on securities classified as available-for-sale arising during the period	(1,088,785)	(315,749)
Income tax benefit related to changes in unrealized losses on securities classified as available-for-sale arising during the period	228,645	67,878
Comprehensive Loss	$(4,029,699)	$(8,972,855)

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2016	5,307,133	$3,761,320	$7,975	$65,137,345	$68,906,640

Non-cash stock based compensation	—	11,552	—	—	11,552
Change in comprehensive loss, net of deferred income tax	—	—	(247,871)	—	(247,871)
Net loss	—	—	—	(8,724,984)	(8,724,984)
Balance – December 31, 2017	5,307,133	$3,772,872	$(239,896)	$56,412,361	$59,945,337

Shares repurchased	(30)	(15)	—	(201)	(216)
Change in comprehensive loss, net of deferred income tax	—	—	(860,140)	—	(860,140)
Net loss	—	—	—	(3,169,559)	(3,169,559)
Balance – December 31, 2018	5,307,103	$3,772,857	$(1,100,036)	$53,242,601	$55,915,422

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2018	2017

Cash flows from operating activities:
Net loss	$(3,169,559)	$(8,724,984)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization, gross of asset retirement	551,183	517,199
Bond amortization, net	201,076	(664,258)
Non-cash stock based compensation	—	11,552
Net realized investment gains	(148)	(528)
Bad debt expense	23,903	16,222
Changes in assets and liabilities:
Net receivables and accrued investment income	2,145,590	(318,566)
Reinsurance recoverable	(1,010,051)	1,261,482
Deferred policy acquisition costs	673,043	269,528
Other assets	(124,621)	400,471
Unpaid losses and loss adjustment expenses	2,580,164	2,021,204
Unearned premium	(2,803,675)	(606,476)
Advance premium and premium deposits	26,634	(16,247)
Accrued expenses and other liabilities	(455,000)	(360,625)
Income taxes current/deferred	(768,799)	(828,206)
Net Cash Used by Operating Activities	(2,130,260)	(7,022,232)

Cash flows from investing activities:
Purchase of fixed maturity investments	(21,034,427)	(60,292,407)
Proceeds from maturity of fixed maturity investments	20,385,735	53,936,023
Proceeds from sale or call of fixed maturity investments	1,270,296	1,141,892
Net increase in short-term investments	(2,843,176)	(749,778)
Purchases of property and equipment, gross of asset retirement	(97,134)	(249,536)
Net Cash Used by Investing Activities	(2,318,706)	(6,213,806)

Cash flows from financing activities:
Repurchase of common stock	(216)	—
Net Cash Used by Financing Activities	(216)	—

Net decrease in cash, cash equivalents and restricted cash	(4,449,182)	(13,236,038)
Cash, cash equivalents and restricted cash at beginning of year	9,366,944	22,602,982
Cash, Cash Equivalents and Restricted Cash at End of Year	$4,917,762	$9,366,944

Supplemental cash flow information
Cash paid during the period for income taxes	$8,800	$8,800

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The Company has used the following methods and assumptions in estimating its fair value disclosures for instruments carried at fair value:

  Investment securities, excluding long-term certificates of deposit, and short-term investments – Fair values are obtained from widely accepted third party vendors.

The Company has used the following methods and assumptions for estimating fair value for other financial instruments not carried at fair value:

  Cash, cash equivalents, and restricted cash – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

  Long-term certificates of deposit – The carrying amounts reported in the Consolidated Balance Sheets for these instruments are at amortized cost which approximates their fair value

  Receivables, net – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

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

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and American Acceptance Corporation (“AAC”), a subsidiary of Unico, are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2015 and California state income tax authorities for tax returns filed starting at taxable year 2014. There are no ongoing examinations of income tax returns by federal or state tax authorities.

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

Revenue Recognition

a. General Agency Operations

Commissions from sales of health insurance are earned in income based on the satisfaction of a single performance obligation.  Marketing, selling, billing, collecting, and administering health insurance policies are a series of distinct services combined as a one performance obligation, which is recognized in income monthly over the policy period.   Premiums are collected upon the initial sale of health insurance policies and then monthly upon each subsequent periodic payment.   As a result there are limited accounts receivable.  Policy fee income is recognized on a pro-rata basis over the terms of the policies.

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

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2018	2017

Premium trust funds (1)	$1,383,451	$—
Assigned to state agencies (2)	710,000	700,000
Total restricted funds	$2,093,451	$700,000

(1)	As required by law, the Company segregates from its operating accounts the premium collected from insureds that are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments.

(2)	$510,000 and $500,000 included in fixed maturity investments as of December 31, 2018 and 2017, respectively, and $200,000 and $200,000 included in short-term investments as of December 31, 2018 and 2017, respectively, are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

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

Reinsurance

Crusader employs reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premium and reinsurance receivables are reported as assets and represent ceded unearned premium and reinsurance recoverable on both paid and unpaid losses and loss adjustment expenses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2018, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2018 or 2017.

Segment Reporting

The Company has identified its insurance company operation as its primary reporting segment. Revenues from this segment comprised 92% of consolidated revenues for the years ended December 31, 2018 and 2017. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually insignificant to consolidated revenues.

The insurance company operation is conducted through Crusader, which as of December 31, 2018, was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader is a multiple line property and casualty insurance company, which began transacting business on January 1, 1985. For the years ended December 31, 2018 and 2017, 98% and 99% of Crusader’s business was commercial multiple peril (“CMP”) insurance policies, respectively. CMP policies provide a combination of property and liability coverage for businesses. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operations, such as injuries sustained from products sold or the operation of the insured’s premises. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis which provides either commercial property or commercial liability coverage, but not both.

Revenues, loss before income taxes and assets by segment are as follows:

	Year ended December 31
	2018	2017
Revenues
Insurance company operation	$31,028,500	$33,972,236

Other insurance operations	11,622,824	13,497,345
Intersegment eliminations (1)	(9,038,528)	(10,678,099)
Total other insurance operations	2,584,296	2,819,246
Total revenues	$33,612,796	$36,791,482

Loss before income taxes
Insurance company operation	$(1,369,358)	$(7,419,040)
Other insurance operations	(2,557,434)	(2,461,181)
Total loss before income taxes	$(3,926,792)	$(9,880,221)

Assets
Insurance company operation	$115,271,728	$117,274,626
Intersegment eliminations (2)	(3,141,740)	(2,486,500)
Total insurance company operation	112,129,988	114,788,126
Other insurance operations	13,486,978	15,510,632
Total assets	$125,616,966	$130,298,758

(1) Intersegment revenue eliminations reflect rents paid by Unico to Crusader for space leased in the Calabasas building and commissions paid by Crusader to Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of Unico.

(2) Intersegment asset eliminations reflect the elimination of Crusader receivables from Unifax and Unifax payables to Crusader.

Concentration of Risks

99.8%, and 99.7% of Crusader’s direct written premium was derived from California during the years ended December 31, 2018 and 2017, respectively. In 2018, approximately 37% and 46% of the $958,495 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2017, approximately 42% and 45% of the $1,047,593 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

		Year ended December 31
Name of Reinsurer	A.M. Best Rating (1)	2018	2017

Renaissance Reinsurance U.S. Inc.	A+	$4,911,922	$4,464,980
Hannover Ruck SE	A+	4,142,308	3,384,341
TOA Reinsurance Company of America	A	476,101	670,337
Other	A	(48)	574
Total		$9,530,283	$8,520,232

(1) A.M. Best ratings are as of December 31, 2018.

Stock-Based Compensation

Share-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718, “Compensation - Stock Compensation” using the modified prospective transition method.

Recently Issued Accounting Standards

Recently adopted standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 34% percent) and to include the change in income from continuing operations. ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-02 for the year ended December 31, 2017 (see Note 16 for impact of ASU 2018-02 adoption to the Company’s consolidated financial statements).

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the transaction price for a contract is allocated among separately identifiable performance obligations and a portion of the transaction price is recognized as revenue when the associated performance obligation has been completed or transferred to the customer. The Company adopted ASU 2014-09 effective January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Consolidated Statement of Operations and the Consolidated Balance Sheet mostly because the accounting for insurance contracts, lease contracts, and investments is outside of the scope of Topic 606. The revenue outside of the scope of Topic 606 was represented by net earned premium, insurance company operations net investment income and net realized investment gains, policy fee income, and rental income on the Calabasas building, and the total of all revenues outside the scope of Topic 606 was 96.5% of the total revenues for the year ended December 31, 2018. The impact of Topic 606 to the in-scope revenue was immaterial for the year ended December 31, 2018.

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

NOTE 2 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	Year ended December 31
	2018	2017

Cash	$2,082,131	$774,226
Cash equivalents	2,835,631	8,592,718
Restricted cash	—	—
Cash and restricted cash	$4,917,762	$9,366,944

Cash equivalents were comprised of highly liquid investments with initial maturity of 90 days or less. As of December 31, 2018 and 2017, cash equivalents included custodial trust, bank money market accounts, and a bank savings account.

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

NOTE 4 – INVESTMENTS

A summary of total investment income, net of investment expenses, and net realized gains is as follows:

	Year ended December 31
	2018	2017

Fixed maturities (1)	$1,956,963	$1,281,984
Short-term investments and cash equivalents	65,042	55,907
Gross investment income	2,022,005	1,337,891
Less investment expenses	(114,232)	(47,824)
Net investment income	1,907,773	1,290,067
Net realized gains	148	528
Net investment income and realized gains	$1,907,921	$1,290,595

(1) Investment income from fixed maturities included $0 and $133,160 of interest on the restricted cash for the years ended December 31, 2018 and 2017, respectively.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2018, by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value

Due in one year or less	$9,326,886	$9,311,678
Due after one year through five years	43,821,970	43,211,883
Due after five years through ten years	15,876,016	15,497,513
Due after ten years and beyond	16,403,716	16,015,063
Total fixed maturities	$85,428,588	$84,036,137

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities	$16,746,832	$16,069	$(143,282)	$16,619,619
Corporate securities	40,804,425	50,422	(851,124)	40,003,723
Agency mortgage-backed securities	20,751,331	7,757	(472,293)	20,286,795
Held-to-maturity fixed maturities:
Certificates of deposit	7,126,000	—	—	7,126,000
Total fixed maturities	$85,428,588	$74,248	$(1,466,699)	$84,036,137

December 31, 2017
Available-for-sale fixed maturities:
U.S. treasury securities	$7,517,901	$21	$(63,697)	$7,454,225
Corporate securities	28,745,223	43,204	(130,787)	28,657,640
Agency mortgage-backed securities	21,889,996	—	(152,407)	21,737,589
Held-to-maturity fixed maturities:
Certificates of deposit	28,098,000	—	—	28,098,000
Total fixed maturities	$86,251,120	$43,225	$(346,891)	$85,947,454

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes is as follows:

	Year ended December 31
	2018	2017

Gross unrealized gains of fixed maturities	$74,248	$43,225
Gross unrealized losses of fixed maturities	(1,466,699)	(346,891)
Net unrealized losses on investments	(1,392,451)	(303,666)
Deferred federal tax benefit	292,415	63,770
Net unrealized losses, net of deferred income taxes	$(1,100,036)	$(239,896)

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2017
U.S. treasury securities	$7,454,204	$(63,697)	6	$—	$—	—
Corporate securities	20,335,512	(130,787)	26	—	—	—
Agency mortgage-backed securities	21,737,589	(152,407)	17	—	—	—
Total	$49,527,305	$(346,891)	49	$—	$—	—

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of December 31, 2018, and December 31, 2017, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions, or investment securities may be called by their issuers prior to the securities’ maturity. Two securities were called prior to their maturity during the year ended December 31, 2018. These securities had amortized cost of $1,269,852. The Company realized a net investment gain of $148 on these calls for the year ended December 31, 2018. Proceeds of the call of these securities were used for general corporate purposes. The Company sold two securities prior to their maturity during the year ended December 31, 2017. These securities had amortized cost of $1,141,338. The Company realized a net investment gain of $554 on these sales for the year ended December 31, 2017. Proceeds of the sales of these securities were used for general corporate purposes.

The Company’s investment in certificates of deposit included $6,726,000 and $27,698,000 of brokered certificates of deposit as of December 31, 2018 and 2017, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificates of deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). Brokered certificates of deposit are purchased through UnionBanc Investment Services, LLC, a registered broker-dealer, investment advisor, member of FINRA/SIPC, and a subsidiary of MUFG Union Bank, N.A. Brokered certificates of deposit are a direct obligation of the issuing depository institution, are bank products of the issuing depository institution, are held by Union Bank Global Custody Services for the benefit of the Company, and are FDIC insured within permissible limits.

The following securities from four different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada.

	Year ended December 31
	2018	2017

Certificates of deposit	$200,000	$400,000
Short-term investments	200,000	200,000
Total state held deposits	$400,000	$600,000

All of the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2018	2017

U.S. treasury bills	$4,490,954	$1,148,395
Certificates of deposit	200,000	200,000
Commercial paper	—	499,383
Total short-term investments	$4,690,954	$1,847,778

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$16,619,619	$—	$—	$16,619,619
Corporate securities	—	40,003,723	—	40,003,723
Agency mortgage-backed securities	—	20,286,795	—	20,286,795
Short-term investments	4,690,954	—	—	4,690,954
Total financial instruments at fair value	$21,310,573	$60,290,518	$—	$81,601,091

December 31, 2017
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$7,454,225	$—	$—	$7,454,225
Corporate securities	—	28,657,640	—	28,657,640
Agency mortgage-backed securities	—	21,737,589	—	21,737,589
Short-term investments	1,847,778	—	—	1,847,778
Total financial instruments at fair value	$9,302,003	$50,395,229	$—	$59,697,232

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Year ended December 31
	2018	2017

Building and tenant improvements, located in Calabasas, California	$8,398,275	$8,352,181
Furniture, fixtures, equipment	2,063,549	2,724,775
Computer software	363,016	355,234
Accumulated depreciation and amortization	(3,051,505)	(3,204,806)
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$9,560,820	$10,014,869

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

Depreciation and amortization expense on all property and equipment for the years ended December 31, 2018 and 2017 were $551,183 and $517,199, respectively.

For the years ended December 31, 2018 and 2017, the Calabasas building has generated rental revenue in the amount of $1,150,428 and $1,065,104, and incurred operating expenses in the amount of $774,663 and $796,270, which included depreciation, respectively. These amounts are included in “Other income” from insurance company operation and other operating expenses, respectively, in the Company’s Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of December 31, 2018, 14,481 square feet of the Calabasas building was leased to non-affiliated entities. As of December 31, 2018, the Calabasas building was fully occupied.

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

NOTE 7 – RECEIVABLES, NET

Receivables, net, include premium, commissions and notes receivable and are as follows:

	Year ended December 31
	2018	2017

Premium and commission receivable	$2,001,732	$2,234,166
Premium finance notes receivable	3,148,792	4,967,671
Total premium and notes receivable	5,150,524	7,201,837
Allowance for doubtful accounts	(1,217,456)	(1,196,073)
Receivables, net	$3,933,068	$6,005,764

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

Bad debt expense was $23,903 and $16,222 for the years ended December 31, 2018 and 2017, respectively.

NOTE 8 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Crusader’s loss and loss adjustment expense case and incurred but not reported (“IBNR”) reserves are as follows:

	Year ended December 31
	2018	2017

Direct reserves:
Case reserves	$23,648,183	$18,948,233
IBNR reserves	28,008,972	30,128,758
Total direct reserves	$51,657,155	$49,076,991

Reserves net of reinsurance:
Case reserves	$19,855,301	$14,985,639
IBNR reserves	22,270,252	25,697,802
Total net reserves	$42,125,553	$40,683,441

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2018		2017

CMP	$50,459,206	97.7%	$48,003,282	97.8%
Other liability	1,172,331	2.3%	1,060,328	2.2%
Other	25,618	0.0%	13,381	0.0%
Total	$51,657,155	100.0%	$49,076,991	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2018	2017

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$40,683,441	$37,534,817

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	20,635,786	23,377,228
Provision for incurred events of prior years	2,921,957	7,113,279
Total incurred losses and loss adjustment expenses	23,557,743	30,490,507

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	6,582,377	7,925,460
Losses and loss adjustment expenses attributable to insured events of prior years	15,533,254	19,416,423
Total payments	22,115,631	27,341,883

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	42,125,553	40,683,441
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	9,531,602	8,393,550
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$51,657,155	$49,076,991

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

The following table presents loss development information by accident year, including cumulative incurred and paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities plus expected development on reported claims as of December 31, 2018:

Accident Year	Cumulative Incurred	Cumulative Paid	Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

2009	$17,619,015	$17,568,228	$—	1,013
2010	16,822,859	16,721,059	—	974
2011	19,094,732	19,087,866	—	1,020
2012	18,235,335	17,638,646	153,904	967
2013	22,397,394	21,875,978	171,857	849
2014	18,034,749	16,843,128	594,893	757
2015	21,707,615	17,700,688	1,846,071	725
2016	24,126,775	15,916,432	3,180,439	787
2017	23,453,130	11,503,228	6,990,158	782
2018	19,048,233	4,959,689	9,332,930	528
Total	$200,539,837	$159,814,942	$22,270,252

The following table reconciles the above cumulative incurred and paid data to Crusader’s loss and loss adjustment expense reserves:

	Year ended December 31
	2018	2017

Cumulative incurred losses and ALAE	$200,539,837	$196,783,974
Less cumulative paid losses and ALAE	(159,814,942)	(157,445,399)
Reserve for unpaid losses and ALAE (latest 10 accident years)	40,724,895	39,338,575
Reserves for unpaid losses and ALAE (beyond latest 10 accident years)	67,227	237,800
Reserves for unpaid unallocated loss adjustment expenses	1,333,431	1,107,066
Reserve for unpaid losses and loss adjustment expenses, net of reinsurance	42,125,553	40,683,441
Reinsurance recoverable on unpaid losses and loss adjustment expenses	9,531,602	8,393,550
Reserve for unpaid losses and loss adjustment expenses, gross of reinsurance	$51,657,155	$49,076,991

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

NOTE 9 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of the Company’s deferred policy acquisition costs:

	Year ended December 31
	2018	2017

Deferred policy acquisition costs at beginning of year	$4,162,771	$4,432,299
Policy acquisition costs deferred during year	5,235,788	6,194,153
Policy acquisition costs amortized during year	(5,908,831)	(6,463,681)
Deferred policy acquisition costs at end of year	$3,489,728	$4,162,771

Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs, which are related to and vary with the production of Crusader policies. Policy acquisition costs are deferred and amortized as the related premium is earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income on insurance policies generated from these costs, including investment income. For the year ended December 31, 2017, the Company recognized $45,000 premium deficiency reserve; there was no such reserve for the year ended December 31, 2018.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2018	2017

Premium payable	$314,173	$438,571
Unearned policy fee income	595,223	759,082
Retirement plans	112,827	156,600
Accrued salaries and employee benefits	415,396	381,577
Commission payable	81,414	81,395
Other	326,325	483,133
Total accrued expenses and other liabilities	$1,845,358	$2,300,358

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

Crusader’s primary excess of loss reinsurance agreements during the years ended December 31, 2018 and 2017 are as follows:

Loss Year	Reinsurers	A.M. Best Rating	Retention

2018	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

2017	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A A+	$500,000

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

The effect of reinsurance on written premium, earned premium, and incurred losses and loss adjustment expenses is as follows:

	Year ended December 31
	2018	2017
Written premium:
Direct business	$32,429,735	$38,393,351
Reinsurance ceded	(6,555,715)	(6,765,240)
Net written premium	$25,874,020	$31,628,111

Earned premium:
Direct business	$35,233,410	$38,999,827
Reinsurance ceded	(6,478,500)	(6,656,508)
Net earned premium	$28,754,910	$32,343,319

Incurred losses and loss adjustment expenses:
Direct	$30,169,562	$43,672,969
Ceded	(6,611,819)	(13,182,462)
Net incurred losses and loss adjustment expenses	$23,557,743	$30,490,507

Ceded earned premium as a percentage of direct earned premium was 18% in 2018 and 17% in 2017. Crusader did not assume any premium or losses during the years ended December 31, 2018 and 2017.

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

Contributions to the Plan are as follows:

Year ended December 31, 2018	$132,927
Year ended December 31, 2017	$178,155

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

Crusader’s statutory capital and surplus are as follows:

As of December 31, 2018	$50,148,258
As of December 31, 2017	$50,446,888

Crusader’s statutory net loss is as follows:

Year ended December 31, 2018	$(453,966)
Year ended December 31, 2017	$(6,207,351)

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

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the CA DOI. Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2018, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2019 is $5,014,826. In the years ended December 31, 2018 and 2017, Crusader paid to Unico cash dividends in the amount of $0 and $3,000,000, respectively.

The NAIC uses a Risk-Based Capital (“RBC”) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company’s current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company’s RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2018, was 683% of authorized control level RBC.

NOTE 15 – STOCK PLANS

The Unico American Corporation 2011 Incentive Stock Plan (“2011 Plan”) covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. Options to purchase 8,760 and 91,240 shares of common stock were granted under the 2011 Plan to one non-executive employee during the years ended December 31, 2012 and 2011, respectively. Due to termination of the employee during 2017, all options granted under the 2011 Plan became null and void. As of December 31, 2018, there are no outstanding options under the 2011 Plan.

No options were granted to employees or non-employees during the years ended December 31, 2018 and 2017.

The Company recognized stock-based compensation expense in the amount of $0 and $11,552 for all awards issued under the 2011 Plan in the “Salaries and employee benefits” line item in the Consolidated Statements of Operations in each year ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was no unrecognized compensation cost.

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

There were no stock options outstanding at December 31, 2018 and 2017.

NOTE 16 – TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2018	2017
Federal benefit:
Current	$—	$—
Deferred	(727,333)	(1,327,602)
Total tax benefit	$(727,333)	$(1,327,602)

State expense (benefit):
Current	$8,800	$8,800
Deferred	(38,700)	163,565
Total tax expense (benefit)	$(29,900)	$172,365

Total expense (benefit):
Current	$8,800	$8,800
Deferred	(766,033)	(1,164,037)
Total tax benefit	$(757,233)	$(1,155,237)

The income tax provision reflected in the Consolidated Statements of Operations is different than the expected federal income tax rate of 21% and 34% on income for 2018 and 2017, respectively, as shown in the following table:

	Year ended December 31
	2018	2017

Computed income tax benefit at 21% and 34% for 2018 and 2017, respectively	$(824,626)	$(3,359,275)
Tax effect of:
Impact of change in tax law	—	2,137,385
State tax expense (benefit), net of federal tax benefit	(615,802)	1,061
Change in valuation allowance – state net operating losses	592,181	(4,679)
Expired state net operating losses	—	117,379
Deferred tax true up	63,481	—
Other, including nondeductible expenses	27,533	(47,108)
Income tax benefit	$(757,233)	$(1,155,237)

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

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year ended December 31
	2018	2017
Deferred tax assets:
Discount on loss reserves	$324,346	$264,510
Unearned premium	671,792	794,461
Unearned commission income	388,099	360,443
Unearned policy fee income	166,565	212,419
Net operating loss carryforwards	3,515,221	2,746,927
State net operating loss carryforwards	1,850,934	1,258,753
Unrealized losses on investments	292,415	63,770
Bad debt reserve	340,688	334,705
Other	195,048	255,414
Total gross deferred tax assets	7,745,108	6,291,402
Less valuation allowance	1,850,934	1,258,753
Total deferred tax assets	$5,894,174	$5,032,649

Deferred tax liabilities:
Policy acquisition costs	$867,652	$1,036,477
State tax on undistributed insurance company earnings	392,802	372,146
Federal tax liability on state deferred tax assets	81,723	96,368
Depreciation and amortization	176,513	146,852
Total deferred tax liabilities	$1,518,690	$1,651,843

Net deferred tax assets	$4,375,484	$3,380,806

The Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if it is more-likely-than-not that the positions are sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

As of December 31, 2018, the Company has $16,739,147 of federal net operating loss carryforwards that will begin to expire in 2035. As of December 31, 2018, the Company had deferred tax assets of $1,850,934 generated from state net operating loss carryforwards. For the years ended December 31, 2018 and December 31, 2017, a valuation allowance was established in the amount of $1,850,934 and $1,258,753, respectively, as the Company does not expect to realize a tax benefit from its state net operating losses in future years. For the years ended December 31, 2018 and December 31, 2017 the amount of state net operating losses that expired were $0 and $1,209,784, respectively. The remaining $1,850,934 of state tax carryforwards, expire between 2028 and 2038. The current federal effected state tax rate is 6.98%.

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

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and AAC are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2015 and California state income tax authorities for tax returns filed starting at taxable year 2014. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of December 31, 2018, the Company had no unrecognized tax benefits, no unrecognized additional liabilities or reduction in deferred tax asset, and no uncertain tax positions. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK – EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2018, and December 31, 2017, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,625 and 188,655 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 30 shares of stock during the year ended December 31, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company did not repurchase any stock during the year ended December 31, 2017. The Company has retired and intends to retire all repurchased stock, as applicable.

NOTE 18 – RELATED PARTY TRANSACTIONS

Wish Properties Inc., an office of Wish Sotheby’ International Reality, owned by Ernest A. Wish, a member of the Company’s Board of Directors, leased 4,189 square feet at the Calabasas building. The lease commenced on July 13, 2017 and had a six month term. Effective January 8, 2018, the lease was amended to extend its termination date until January 11, 2019, and to allow an option to extend the term of the lease for three additional twelve month terms commencing on January 11, 2019. The lease ended on February 11, 2019. The monthly lease payment was $8,378 through February 11, 2019. The Company believes the terms of the lease were at least as favorable to the Company as could have been obtained from other third parties.

NOTE 19 – LOSS PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted loss per share calculation is presented as follows:

	Year ended December 31
	2018	2017
Basic Loss Per Share
Net loss numerator	$(3,169,559)	$(8,724,984)

Weighted average shares outstanding denominator	5,307,121	5,307,133

Per share amount	$(0.60)	$(1.64)

Diluted Loss Per Share
Net loss numerator	$(3,169,559)	$(8,724,984)

Weighted average shares outstanding	5,307,121	5,307,133
Effect of diluted securities	—	—
Diluted shares outstanding denominator	5,307,121	5,307,133

Per share amount	$(0.60)	$(1.64)

As of December 31, 2018 and 2017, the Company had 0 common share equivalents that were excluded in the diluted loss per share calculation for years ended December 31, 2018 and 2017.

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2018 and 2017 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2018
Total revenues	$8,806,891	$8,643,452	$8,161,034	$8,001,419
Income (loss) before taxes	$(2,811,931)	$287,032	$(812,141)	$(589,752)
Net income (loss)	$(2,207,251)	$168,297	$(661,925)	$(468,680)
Income (loss) per share: Basic	$(0.42)	$0.03	$(0.12)	$(0.09)
Income (loss) per share: Diluted	$(0.42)	$0.03	$(0.12)	$(0.09)

Calendar Year 2017
Total revenues	$8,960,497	$9,241,306	$9,293,389	$9,296,290
Loss before taxes	$(3,267,349)	$(1,350,826)	$(4,435,225)	$(826,821)
Net loss	$(2,147,252)	$(890,735)	$(2,927,249)	$(2,759,748)
Loss per share: Basic	$(0.40)	$(0.17)	$(0.55)	$(0.52)
Loss per share: Diluted	$(0.40)	$(0.17)	$(0.55)	$(0.52)

NOTE 21 – SUPPLEMENTARY INFORMATION ON LOSS AND ALAE DEVELOPMENT (UNAUDITED)

The following table presents cumulative incurred losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2009 (1)	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017	2018

2009	21,751,337	21,412,289	21,571,780	21,012,811	20,398,961	19,667,376	19,050,348	18,554,526	17,622,828	17,619,015
2010		21,418,368	20,437,443	19,883,812	19,326,007	18,639,537	18,075,737	17,641,161	16,828,688	16,822,859
2011			18,120,563	17,900,250	17,605,460	17,014,895	17,879,595	18,224,634	19,187,240	19,094,732
2012				18,511,598	19,532,022	18,895,666	18,344,175	18,050,131	17,914,837	18,235,335
2013					19,570,946	20,118,343	20,323,841	21,742,580	22,798,398	22,397,394
2014						16,884,731	15,394,995	14,930,960	17,640,211	18,034,749
2015							20,452,199	20,840,034	22,471,512	21,707,615
2016								21,646,663	22,908,016	24,126,775
2017									21,914,736	23,453,130
2018										19,048,233

(1) The information for the years 2009 through 2016 is presented as unaudited required supplementary information.

The following table presents cumulative paid losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2009 (1)	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017	2018

2009	4,919,359	9,592,059	13,160,200	16,180,346	17,121,818	17,336,454	17,380,065	17,550,304	17,568,877	17,568,228
2010		7,535,122	10,695,223	12,955,467	14,756,510	15,330,864	16,283,050	16,778,214	16,720,942	16,721,059
2011			4,719,943	8,608,287	11,212,490	14,251,525	16,115,802	17,422,583	19,027,232	19,087,866
2012				6,719,982	11,673,621	13,411,125	15,369,629	16,734,967	17,265,513	17,638,646
2013					7,594,731	10,656,777	14,319,057	19,067,334	21,415,490	21,875,978
2014						3,826,263	6,082,893	9,173,947	14,556,687	16,843,128
2015							6,263,796	11,151,955	14,978,639	17,700,688
2016								7,435,120	12,009,273	15,916,432
2017									6,405,641	11,503,228
2018										4,959,689

(1) The information for the years 2009 through 2016 is presented as unaudited required supplementary information.

The following table presents average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2018:

Years	1	2	3	4	5	6	7	8	9	10

	30.2%	19.9%	17.3%	15.4%	8.6%	2.9%	1.8%	0.7%	0.3%	0.3%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based upon its assessment, the Company’s management believes that as of December 31, 2018, the Company’s internal control over financial reporting is effective based on these criteria.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2018, are contained herein as listed in the Index to Consolidated Financial Statements on Page 44.

2. Financial schedules:

Schedule II - Condensed Financial Information of Registrant

Schedule III - Supplemental Insurance Information

Schedules other than those listed above are omitted, since they are not applicable, not required, or the information required being set forth is included in the consolidated financial statements or notes.

3. Exhibits:

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
3.2	Bylaws of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)
3.3	Amended Section 1 of Article V of the Company’s Bylaws effective April 1, 2009. (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on March 26, 2009.)
10.1	Unico American Corporation Profit Sharing Plan & Trust. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1985.)*
10.2	The Lease dated July 31, 1986, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1987.)
10.3	The Lease Amendment #1 dated February 22, 1995, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)
10.4	The Lease Amendment #2 dated March 23, 2007, between Unico American Corporation and Cheldin Management Company amending the lease dated July 31, 1986. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed on March 31, 2008.)
10.5	Real Estate Lease dated April 1, 2012, between Unico American Corporation and Cheldin Management Company. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)
10.6	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate at 26050 Mureau Road, Calabasas, CA, as amended. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)
10.7	1999 Omnibus Stock Plan of Unico American Corporation. (Incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held June 4, 1999.)*
10.8	Employment Agreement effective December 15, 2007, by and between the Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 21, 2008.)*
10.9	Amendment to Employment Agreement effective April 1, 2009, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, filed on November 30, 2009.)*
10.10	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*
10.11	Amendment to Employment Agreement dated September 21, 2012, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)*
10.12

Employment Agreement effective December 15, 2007, by and between the Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 21, 2008.)*

10.13	Amendment to Employment Agreement effective April 1, 2009 by and between Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, filed on November 30, 2009.)*
10.14	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Lester A. Aaron. (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*
10.15	Employment Agreement effective April 1, 2009, by and between Registrant and Terry L. Kinigstein. (Incorporated herein by reference to Exhibit 10.3 to Amendment to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, filed on November 30, 2009.)*
10.16	Amendment to Employment Agreement effective January 1, 2010, by and between Registrant and Terry L. Kinigstein. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)*
10.17	Unico American Corporation Money Purchase Plan & Trust. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2009, filed on March 9, 2011.)*
10.18	The 2011 Incentive Stock Option Plan of Unico American Corporation. (Incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011.)*
10.19	Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 20, 2015)*
10.20	Job offer to Michael Budnitsky dated August 12, 2014. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)*
10.21	Amendment, dated March 27, 2017, to Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.)*
10.22	Amendment, dated March 23, 2018, to Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.)*
10.23	Form of Indemnification Agreement. (Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2017, filed on April 27, 2018.)*
10.24	Amendment, dated March 27, 2019, to Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin.* ⱡ
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
23.1	Consent of Independent Registered Public Accounting Firm – JLK Rosenberger LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Consolidated Financial Statements.**

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

Date: March 29, 2019

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, and Director (Principal Executive Officer)	March 29, 2019

/s/ Michael Budnitsky Michael Budnitsky	Treasurer, Chief Financial Officer, Secretary, and Director (Principal Accounting and Principal Financial Officer)	March 29, 2019

/s/ Erwin Cheldin Erwin Cheldin	Director	March 29, 2019

/s/ Andrew L. Furgatch	Director	March 29, 2019
Andrew L. Furgatch

/s/ George C. Gilpatrick	Director	March 29, 2019
George C. Gilpatrick

/s/ David T. Russell	Director	March 29, 2019
David T. Russell

/s/ Samuel J. Sorich	Director	March 29, 2019
Samuel J. Sorich

/s/ Ernest A. Wish	Director	March 29, 2019
Ernest A. Wish

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

AS OF DECEMBER 31

	2018	2017
ASSETS
Cash	346,241	317,823
Receivables due from subsidiaries	2,416,033	2,399,653
Investments in subsidiaries	52,339,813	56,297,108
Property and equipment, net	764,464	996,371
Other assets	280,657	151,667
Total Assets	$56,147,208	$60,162,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$231,786	$217,285
Total Liabilities	$231,786	$217,285

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock	$3,772,858	$3,772,872
Accumulated other comprehensive loss	(1,100,036)	(239,896)
Retained earnings	53,242,600	56,412,361
Total Stockholders’ Equity	$55,915,422	$59,945,337

Total Liabilities and Stockholders’ Equity	$56,147,208	$60,162,622

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2018	2017

REVENUES

Net investment income	$139,941	$147,681
Other income	16	65
Total Revenues	139,957	147,746

EXPENSES

General and administrative expenses	125,257	145,649
Income before equity in net income of subsidiaries	14,700	2,097
Equity in net loss of subsidiaries	(3,184,259)	(8,727,081)
Net Loss	$(3,169,559)	$(8,724,984)

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE LOSS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2018	2017

Net loss	$(3,169,559)	$(8,724,984)
Other changes in comprehensive loss:
Changes in unrealized losses on securities classified as available-for-sale arising during the period	(1,088,785)	(315,749)
Income tax benefit related to changes in unrealized losses on securities classified as available-for-sale arising during the period	228,645	67,878
Comprehensive Loss	$(4,029,699)	$(8,972,855)

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2018	2017

Cash flows from operating activities:
Net loss	$(3,169,559)	$(8,724,984)
Adjustments to reconcile net loss to net cash from operations:
Undistributed equity in net loss of subsidiaries	3,184,259	8,727,081
Depreciation and amortization, gross of asset retirement	282,947	252,894
Non-cash stock based compensation	—	11,522
Accrued expenses and other liabilities	14,501	(70,360)
Other assets	(128,992)	378,865
Net Cash Provided by Operating Activities	183,156	575,018

Cash flows from investing activities:
Purchases of property and equipment, gross of asset retirement	(51,040)	(237,162)
Dividends received from subsidiaries	—	3,000,000
Net change in payables and receivables from subsidiaries	(103,482)	(3,036,280)
Net Cash Used by Investing Activities	(154,522)	(273,442)

Cash flows from financing activities:
Repurchase of common stock	(216)	—
Net Cash Used by Financing Activities	(216)	—

Net increase in cash	28,418	301,576
Cash at beginning of year	317,823	16,247
Cash at End of Year	$346,241	$317,823

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

Dividends

Unico received cash dividends from Crusader of $0 and $3,000,000 in the years ended December 31, 2018 and 2017, respectively.

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

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $282,947 and $252,894 for the years ended December 31, 2018 and 2017, respectively.

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

SCHEDULE III

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Future
		Benefits,				Benefits,	Amortization
	Deferred	Losses,				Claims,	of Deferred
	Policy	and Loss			Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Written
	Cost	Expenses	Premium	Revenue	Income	Expenses	Costs	Costs	Premium

Year ended December 31, 2018	$3,489,728	$51,657,155	$15,964,589	$28,754,910	$1,907,773	$23,557,743	$5,908,831	$8,073,014	$25,874,020
Year ended December 31, 2017	$4,162,771	$49,076,991	$18,768,264	$32,343,319	$1,290,595	$30,490,507	$6,463,681	$9,717,515	$31,628,111