Form 10-Q
period 2019-03-31
UNICO AMERICAN CORP
filed 2019-05-15
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019 or

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

No Change

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	UNAM	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2019
Common Stock, no par value per share	5,306,964

1 of 28

UNICO AMERICAN CORPORATION

2 of 28

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

Please see Part I - Item 1A – “Risk Factors” in the Company’s 2018 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”), as well as other documents we file with the SEC from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-Q and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

3 of 28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2019	2018
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost : $80,847,158 a March 31, 2019, and $78,302,588 at December 31, 2018)	$80,690,006	$76,910,137
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $5,878,000 at March 31, 2019, and $7,126,000 at December 31, 2018)	5,878,000	7,126,000
Short-term investments, at fair value	696,792	4,690,954
Total Investments	87,264,798	88,727,091
Cash and cash equivalents	3,646,134	4,917,762
Accrued investment income	510,897	393,782
Receivables, net	4,270,133	3,933,068
Reinsurance recoverable:
Paid losses and loss adjustment expenses	987,019	(1,319)
Unpaid losses and loss adjustment expenses	11,679,320	9,531,602
Deferred policy acquisition costs	3,570,780	3,489,728
Property and equipment, net	9,788,819	9,692,325
Deferred income taxes	4,265,529	4,375,484
Other assets	206,160	557,443
Total Assets	$126,189,589	$125,616,966

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$51,332,871	$51,657,155
Unearned premiums	16,526,366	15,964,589
Advance premium and premium deposits	342,963	234,442
Accrued expenses and other liabilities	1,767,156	1,845,358
Total Liabilities	$69,969,356	$69,701,544

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,307,103, shares issued and outstanding at March 31, 2019 and December 31, 2018	$3,772,857	$3,772,857
Accumulated other comprehensive loss	(124,151)	(1,100,036)
Retained earnings	52,571,527	53,242,601
Total Stockholders’ Equity	$56,220,233	$55,915,422

Total Liabilities and Stockholders' Equity	$126,189,589	$125,616,966

See notes to condensed consolidated financial statements (unaudited).

4 of 28

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2019	2018
REVENUES
Insurance company operation:
Net earned premium	$6,264,150	$7,681,628
Investment income	532,630	444,702
Net realized investments losses	(8,149)	—
Other income (loss)	(260,700)	55,689
Total Insurance Company Operation	6,527,931	8,182,019

Other insurance operations:
Gross commissions and fees	547,445	606,657
Investment income	7	97
Finance charges and fees earned	49,373	18,097
Other income	10,718	21
Total Revenues	7,135,474	8,806,891

EXPENSES
Losses and loss adjustment expenses	5,154,443	7,801,757
Policy acquisition costs	1,086,713	1,621,505
Salaries and employee benefits	1,027,849	1,288,078
Commissions to agents/brokers	50,121	41,339
Other operating expenses	628,080	866,143
Total Expenses	7,947,206	11,618,822

Loss before taxes	(811,732)	(2,811,931)
Income tax benefit	140,658	604,680
Net Loss	$(671,074)	$(2,207,251)

PER SHARE DATA:
Basic
Loss Per Share	$(0.13)	$(0.42)
Weighted Average Shares	5,307,103	5,307,133

Diluted
Loss Per Share	$(0.13)	$(0.42)
Weighted Average Shares	5,307,103	5,307,133

See notes to condensed consolidated financial statements (unaudited).

5 of 28

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31
	2019	2018

Net loss	$(671,074)	$(2,207,251)
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period, net of income tax	969,448	(895,126)
Comprehensive Income (Loss)	$298,374	$(3,102,377)

See notes to condensed consolidated financial statements (unaudited).

6 of 28

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
	2019	2018
Cash flows from operating activities:
Net loss	$(671,074)	$(2,207,251)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	135,027	140,202
Bond amortization, net	6,880	98,269
Bad debt expense	2,739	128
Net realized investment losses	8,149	—
Changes in assets and liabilities:
Net receivables and accrued investment income	(456,919)	533,963
Reinsurance recoverable	(3,136,056)	(3,589,663)
Deferred policy acquisition costs	(81,052)	224,155
Other assets	351,282	34,429
Unpaid losses and loss adjustment expenses	(324,284)	4,837,012
Unearned premiums	561,777	(713,923)
Advance premium and premium deposits	108,521	101,379
Accrued expenses and other liabilities	(78,202)	(430,537)
Income taxes current/deferred	(149,458)	(607,446)
Net Cash Used by Operating Activities	(3,722,670)	(1,579,283)

Cash flows from investing activities:
Purchase of fixed maturity investments	(3,573,566)	(8,160,736)
Proceeds from maturity of fixed maturity investments	1,779,271	4,837,436
Proceeds from sale or call of fixed maturity investments	482,696	—
Net decrease in short-term investments	3,994,162	1,647,778
Additions to property and equipment	(231,521)	(37,739)
Net Cash Provided (Used) by Investing Activities	2,451,042	(1,713,261)

Cash flows from financing activities:
Net Cash Used by Financing Activities	—	—

Net decrease in cash and cash equivalents	(1,271,628)	(3,292,544)
Cash and cash equivalents at beginning of period	4,917,762	9,366,944
Cash and Cash Equivalents at End of Period	$3,646,134	$6,074,400

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	—

See notes to condensed consolidated financial statements (unaudited).

7 of 28

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

The Company has used the following methods and assumptions in estimating its fair value disclosures for instruments carried at fair value:

  Short-term investments and investment securities, excluding long-term certificates of deposit – Fair values are obtained from widely accepted third party vendors.

The Company has used the following methods and assumptions for estimating fair value for other financial instruments not carried at fair value:

  Cash and cash equivalents– The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

8 of 28

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

Cash Equivalents

Cash equivalents are comprised of highly liquid investments with initial maturity of 90 days or less. Cash equivalents include, but not limited to, custodial trust, bank money market and savings accounts.

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2019, and December 31, 2018, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,625 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended March 31, 2019 and 2018. The Company has retired or will retire all stock repurchased.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
Basic Loss Per Share
Net loss	$(671,074)	$(2,207,251)

Weighted average shares outstanding	5,307,103	5,307,133

Basic loss per share	$(0.13)	$(0.42)

Diluted Loss per Share
Net loss	$(671,074)	$(2,207,251)

Weighted average shares outstanding	5,307,103	5,307,133
Diluted shares outstanding	5,307,103	5,307,133

Diluted loss per share	$(0.13)	$(0.42)

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

9 of 28

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including those historically accounted for as operating leases. The Company adopted ASU 2016-02 effective January 1, 2019. The adoption of ASU 2016-02 did not have a material impact to the Consolidated Statement of Operations and the Consolidated Balance Sheet.

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

NOTE 5 – ACCOUNTING FOR TAXES

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

As of March 31, 2019, and December 31, 2018, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31	December 31
	2019	2018

Building and leasehold improvements located in Calabasas, California	$8,398,275	$8,398,275
Furniture, fixtures, and equipment	2,064,737	2,063,549
Computer software	363,016	363,016
Accumulated depreciation and amortization	(3,186,532)	(3,051,505)
Computer software under development	361,838	131,505
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$9,788,819	$9,692,325

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

10 of 28

Depreciation and amortization expense on all property and equipment for the three months ended March 31, 2019 and 2018 was $135,027 and $140,202, respectively.

For the three months ended March 31, 2019 and 2018, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $42,230 and $85,906, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2019 and 2018, the Calabasas building incurred operating expenses (including depreciation) in the amount of $156,789 and $187,904, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of March 31, 2019, 5,092 square feet of the Calabasas building was leased to non-affiliated entities and 9,389 square feet was vacant and available to be leased to non-affiliated entities.

The Company capitalizes certain computer software costs purchased from outside vendors for internal use or incurred internally to upgrade the existing systems. These costs also include configuration and customization activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrade and enhancements are capitalized if it is probable that such expenditure will result in additional functionality. The capitalized costs are not depreciated until the software is placed into production.

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2019, and December 31, 2018:

11 of 28

	Level 1	Level 2	Level 3	Total
March 31, 2019
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$16,722,377	$—	$—	$16,722,377
Corporate securities	—	41,970,507	—	41,970,507
Agency mortgage backed securities	—	21,997,122	—	21,997,122
Short-term investments	696,792	—	—	696,792
Total financial instruments at fair value	$17,419,169	$63,967,629	$—	$81,386,798

December 31, 2018
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$16,619,619	$—	$—	$16,619,619
Corporate securities	—	40,003,723	—	40,003,723
Agency mortgage backed securities	—	20,286,795	—	20,286,795
Short-term investments	4,690,954	—	—	4,690,954
Total financial instruments at fair value	$21,310,573	$60,290,518	$—	$81,601,091

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2019 and 2018.

NOTE 8 – INVESTMENTS

A summary of investment income, net of investment expenses, is as follows:

	Three Months Ended March 31
	2019	2018

Fixed maturities	$543,695	$462,167
Short-term investments and cash equivalents	26,561	7,947
Gross investment income	570,256	470,114
Less investment expenses	(37,619)	(25,315)
Net investment income	$532,637	$444,799

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Available-for-sale fixed maturities:
U.S. treasury securities	$16,760,924	$35,356	$(73,903)	$16,722,377
Corporate securities	41,893,331	265,109	(187,933)	41,970,507
Agency mortgage-backed securities	22,192,903	49,701	(245,482)	21,997,122
Held-to-maturity fixed securities:
Certificates of deposits	5,878,000	—	—	5,878,000
Total fixed maturities	$86,725,158	$350,166	$(507,318)	$86,568,006

12 of 28

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities	$16,746,832	$16,069	$(143,282)	$16,619,619
Corporate securities	40,804,425	50,422	(851,124)	40,003,723
Agency mortgage-backed securities	20,751,331	7,757	(472,293)	20,286,795
Held-to-maturity fixed securities:
Certificates of deposits	7,126,000	—	—	7,126,000
Total fixed maturities	$85,428,588	$74,248	$(1,466,699)	$84,036,137

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2019	2018

Gross unrealized gains on fixed maturities	$350,166	$74,248
Gross unrealized losses on fixed maturities	(507,318)	(1,466,699)
Net unrealized losses on fixed maturities	(157,152)	(1,392,451)
Deferred federal tax benefit	33,001	292,415
Net unrealized losses, net of deferred income taxes	$(124,151)	$(1,100,036)

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2019
U.S. treasury securities	$—	$—	—	$9,842,591	$(73,903)	7
Corporate securities	—	—	—	25,079,280	(187,933)	32
Agency mortgage-backed securities	—	—	—	16,815,741	(245,482)	15
Total	$—	$—	—	$51,737,612	$(507,318)	54

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of March 31, 2019, and December 31, 2018, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company sold one security prior to maturity during the three months ended March 31, 2019. This security had amortized cost of $498,994. The Company realized a net investment loss of $8,149 on this sale for the three months ended March 31, 2019. The Company had no sales or calls of investment securities during the three months ended March 31, 2018. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

13 of 28

The Company’s investment in certificates of deposit included $5,478,000 and $6,726,000 of brokered certificates of deposit as of March 31, 2019, and December 31, 2018, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificate of deposit investments are insured by the Federal Deposit Insurance Corporation (“FDIC”).

The following securities from four different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada.

	March 31	December 31
	2019	2018

Certificates of deposit	$200,000	$200,000
Short-term investments	200,000	200,000
Total state held deposits	$400,000	$400,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	March 31	December 31
	2019	2018

U.S. treasury bills	$496,792	$4,490,954
Certificates of deposit	200,000	200,000
Total short-term investments	$696,792	$4,690,954

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Three Months Ended March 31
	2019	2018

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$51,657,155	$49,076,991
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	9,531,602	8,393,550
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	42,125,553	40,683,441

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	4,550,888	6,009,138
Development of insured events of prior years	603,555	1,792,619
Total incurred losses and loss adjustment expenses	5,154,443	7,801,757

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	1,158,426	1,388,589
Attributable to insured events of prior years	6,468,019	4,752,912
Total payments	7,626,445	6,141,501

Reserve for unpaid losses and loss adjustment expenses at March 31 – net of reinsurance	39,653,551	42,343,697
Reinsurance recoverable on unpaid losses and loss adjustment expenses	11,679,320	11,570,306
Reserve for unpaid losses and loss adjustment expenses at March 31 – gross of reinsurance	$51,332,871	$53,914,003

14 of 28

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

NOTE 11 – SUBSEQUENT EVENTS

On May 13, 2019, Crusader issued a cash dividend of $2,000,000 to Unico, its parent and sole shareholder. This dividend was used primarily for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2018, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2019 is $5,014,826.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

Unico American Corporation, referred to herein as the "Company” or “Unico," is an insurance holding company. Currently, the Company’s subsidiary Crusader Insurance Company (“Crusader”) underwrites commercial property and casualty insurance, the Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provide marketing and various underwriting support services related to property, casualty, health and life insurance, the Company’s subsidiary American Acceptance Company (“AAC”) provides insurance premium financing, and the Company’s subsidiary Insurance Club, Inc., dba AAQHC (“AAQHC”), an Administrator provides membership association services.

Total revenues for the three months ended March 31, 2019, was $7,135,474 compared to $8,806,891 for the three months ended March 31, 2018, a decrease of $1,671,417 (19%). The Company had net loss of $671,074 for the three months ended March 31, 2019, compared to net loss of $2,207,251 for the three months ended March 31, 2018, a decrease in net loss of $1,536,177.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's consolidated financial statements and notes thereto, and all other items contained within the Company’s 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

15 of 28

The Company’s financial performance has suffered in recent years, and the Company has reported net losses for each fiscal year beginning with the year ended December 31, 2015. While losses in recent years have been driven primarily by losses from Crusader’s policies and its high loss ratios, management believes that other contributing factors include (1) flat or declining revenues due to intense competition, (2) the somewhat-fixed nature of many of the Company’s expenses relative to flat or declining revenues, (3) the failure to have replaced or upgraded the Company’s legacy IT system in order to process Crusader’s smaller premium accounts more efficiently, and (4) the failure to have shifted focus to larger premium accounts and fee-for-service operations.

In 2018, the Company determined that the cost to replace its legacy IT system would be between $4 million and $8 million, and the installation of such a system would take between two to four years; so, recognizing that any corresponding benefit from such an investment would be significantly speculative and not accretive to earnings in the short term, the Company opted for a much less expensive upgrade to its legacy system, an upgrade that offers more certain and immediate benefits. That system upgrade is expected to be completed by the end of 2019. While working to bring Crusader’s loss ratios back into line with historical expectations, and to improve its sales in the markets that it historically serves, the Company’s other subsidiaries are working to generate new sources of revenue on a fee-for-service basis. For example, the Unifax operations are preparing to transact admitted and non-admitted business with non-affiliated insurers; and the Company is working to re-activate its US Risk Managers, Inc. subsidiary so it can provide claims adjustment services to non-affiliated insurers and self-insurers. The Company cannot predict the outcome of such endeavors but believes them to have a reasonable likelihood of long-term success.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 91% and 93% of consolidated revenues for the three months ended March 31, 2019 and 2018, respectively. The Company’s remaining operations constitute a variety of specialty insurance services, each with unique characteristics and individually not material to consolidated revenues.

Insurance Company Operation

As of March 31, 2019, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader business remains concentrated in California (99.8% and 99.7% of direct written premium (before reinsurance ceded) during the three months ended March 31, 2019 and 2018, respectively).

Crusader’s total direct written premium (direct written premium before premium ceded to reinsurers), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended March 31
	2019	2018	Decrease

California	$8,515,555	$8,626,671	$(111,116)
Arizona	14,775	29,472	(14,697)
Washington	(1,149)	—	(1,149)
Total direct written premium	$8,529,181	$8,656,143	$(126,962)

Crusader believes that it can grow its sales and profitability through improved specialization and sales incentives. Crusader currently focuses in four underwriting verticals: (1) Transportation, (2) Food, Beverage & Entertainment, (3) Garage & Mercantile, and (4) Apartments & Commercial Buildings. Crusader also is evaluating the possibility of expanding its operations geographically, on an admitted or non-admitted basis, so as to offer similar products in other states, but the timing of any such expansion is not yet determined.

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

16 of 28

The following is a reconciliation of net written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended March 31
	2019	2018

Net written premium	$6,845,491	$6,904,312
Change in direct unearned premium	(561,777)	713,923
Change in ceded unearned premium	(19,564)	63,393
Net earned premium	$6,264,150	$7,681,628

The insurance company operation underwriting profitability is defined by pre-tax underwriting gain, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting gain (loss) before income taxes is as follows:

	Three Months Ended March 31
			Increase
	2019	2018	(Decrease)

Net written premium	$6,845,491	$6,904,312	$(58,821)
Change in net unearned premium	(581,341)	777,316	(1,358,657)
Net earned premium	6,264,150	7,681,628	(1,417,478)
Less:
Losses and loss adjustment expenses	5,154,443	7,801,757	(2,647,314)
Policy acquisition costs	1,086,713	1,621,505	(534,792)
Total underwriting expenses	6,241,156	9,423,262	(3,182,106)
Underwriting gain (loss) before income taxes	$22,994	$(1,741,634)	$(1,764,628)

Underwriting gain or loss before income taxes is a non-GAAP financial measure. Underwriting gain or loss before income taxes represents one measure of the pretax profitability of the insurance company operation and is derived by subtracting losses and loss adjustment expenses, and policy acquisition costs from net earned premium, which are all GAAP financial measures. Management believes disclosure of underwriting income or loss before income taxes is useful supplemental information that helps align the reader’s understanding with management’s view of insurance company operations profitability. Each of these captions is presented in the Condensed Consolidated Statements of Operations but is not subtotaled.

The following is a reconciliation of Crusader’s underwriting gain (loss) before income taxes to the Company’s loss before taxes:

	Three Months Ended March 31
	2019	2018

Underwriting gain (loss) before income taxes	$22,994	$(1,741,634)
Insurance company operation revenues:
Investment income	532,630	444,702
Net realized investment losses	(8,149)	—
Other income (loss)	(260,700)	55,689
Other insurance operations revenues:
Gross commissions and fees	547,445	606,657
Investment income	7	97
Finance charges and fees earned	49,373	18,097
Other income	10,718	21
Less expenses:
Salaries and employee benefits	1,027,849	1,288,078
Commissions to agents/brokers	50,121	41,339
Other operating expenses	628,080	866,143
Loss before taxes	$(811,732)	$(2,811,931)

The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company did not carry a premium deficiency reserve as of March 31, 2019 and 2018.

17 of 28

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended March 31
	2019	2018	Decrease

Losses and loss adjustment expenses:
Provision for insured events of current year	$4,550,888	$6,009,138	$(1,458,250)
Development of insured events of prior years	603,555	1,792,619	(1,189,064)
Total losses and loss adjustment expenses	$5,154,443	$7,801,757	$(2,647,314)

Losses and loss adjustment expenses were 82% of net earned premium for the three months ended March 31, 2019, compared to 102% of net earned premium for the three months ended March 31, 2018. For further analysis, refer to “Results of Operations.”

On January 17, 2019, the A.M. Best Company downgraded Crusader’s Financial Strength Rating to “B++” (Good) from “A-” (Excellent) and the Long-Term Issuer Credit Rating to “bbb+” from “a-”. The outlook of the Financial Strength Rating has been revised to stable from negative while the outlook of the Long-Term Issuer Credit Rating remains negative.  The rating downgrades reflect a revision in A.M. Best’s assessment of the company’s operating performance to adequate from strong. Some of Crusader’s policyholders, or the lenders, landlords or clients of Crusader’s policyholders, require insurance from a company that has an A.M. Best Company rating of “A-” or higher; also, the A.M. Best Company’s changed rating of Crusader may have a negative impact on Crusader’s reputation; therefore, Crusader’s changed rating may have a negative impact on some of the Company’s revenue. The Company cannot quantify the impact that the rating change will have on its revenue, and the Company cannot determine when Crusader might regain the “A-” rating from the A.M. Best Company. The Company does not expect Crusader to regain the A.M. Best Company “A-” rating prior to January of 2021.

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

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 7% and 9% of total revenues in the three months ended March 31, 2019 and 2018, respectively.

Investments

The Company generated revenues from its total invested assets of $87,431,950 (at amortized cost) and $89,676,151 (at amortized cost) as of March 31, 2019 and 2018, respectively.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations revenue increased $87,838 (20%) to $532,637 for the three months ended March 31, 2019, compared to $444,799 for the three months ended March 31, 2018. This increase in net investment income was due primarily to an increase in the yield on average invested assets.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of March 31, 2019, all of the Company’s investments are in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of March 31, 2019, the weighted average maturity of the Company’s investments was approximately 6.7 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 3.18 years.

LIQUIDITY AND CAPITAL RESOURCES

Crusader has a significant amount of cash as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, cash equivalents, and investments (at amortized cost) of the Company at March 31, 2019, were $91,068,084 compared to $95,037,304 at December 31, 2018. The decrease in cash, cash equivalents, and investments (at amortized cost) from December 31, 2018, to March 31, 2019, was due primarily to timing of loss and loss adjustment expense payments. Crusader's cash, cash equivalents, and investments were 99% and 98% of the total cash and investments (at amortized cost) held by the Company as of March 31, 2019, and December 31, 2018, respectively.

18 of 28

As of March 31, 2019 all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The Company’s investments, at amortized cost, were as follows:

	March 31	December 31
	2019	2018

Fixed maturities:
Certificates of deposit	$5,878,000	$7,126,000
U.S. treasury securities	16,760,924	16,746,832
Corporate securities	41,893,331	40,804,425
Agency mortgage-backed securities	22,192,903	20,751,331
Total fixed maturities	86,725,158	85,428,588
Short-term investments	696,792	4,690,954
Total investments	$87,421,950	$90,119,542

The short-term investments include U.S. treasury bills and certificates of deposit that are all highly rated and have initial maturity between three and twelve months. Amortized costs of the short-term investments approximate their fair values.

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although part of the Company's investments in fixed maturity securities is classified as available-for-sale and, while the Company may sell investment securities from time to time in response to economic, regulatory, and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

The Company’s Board of Directors approved investment guidelines are similar to what the Company believes are general investment guidelines used by Crusader’s peers.

Under the Company’s investment guidelines, investments may only include U.S. treasury notes, U.S. government agency notes, mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral, commercial mortgage-backed securities, U.S. corporate obligations, asset backed securities, (including but not limited to credit card, automobile and home equity backed securities), tax-exempt bonds, preferred stocks, common stocks, commercial paper, repurchase agreements (treasuries only), mutual funds, exchange traded funds, bank certificates of deposits and time deposits. The investment guidelines provide for certain investment limitations in each investment category.

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

An outside investment advisor manages Crusader’s investments.  The advisor’s role currently is limited to maintaining Crusader’s portfolio within the new investment guidelines and providing investment accounting services to the Company.  The investments continue to be held by Crusader’s current custodian, Union Bank Global Custody Services.

19 of 28

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2019, and December 31, 2018, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,625 shares of its common stock. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended March 31, 2019 and 2018. The Company has retired or will retire all stock repurchased.

The Company reported $3,722,670 net cash used by operating activities for the three months ended March 31, 2019, compared to $1,579,283 net cash used by operating activities for the three months ended March 31, 2018. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2019, net of statutory deposits of $710,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.

RESULTS OF OPERATIONS

All comparisons made in this discussion are comparing the three months ended March 31, 2019, to the three months ended March 31, 2018, unless otherwise indicated.

For the three months ended March 31, 2019, total revenues were $7,135,474, a decrease of $1,671,417 (19%) compared to total revenues of $8,806,891 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company had loss before taxes of $811,732 a decrease of $2,000,199 (71%) compared to loss before taxes of $2,811,931 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company had net loss of $671,074, a decrease of $1,536,177 (70%) compared to net loss of $2,207,251 for the three months ended March 31, 2018.

The decrease in revenues of $1,671,417 for the three months ended March 31, 2019, when compared to March 31, 2018, was primarily due to a decrease in net earned premium of $1,417,478 (18%) and a $310,098 decrease in Crusader’s share of California FAIR Plan equity during the three months ended March 31, 2019, compared a $44,761 decrease during the three months ended March 31, 2018.

The decrease in loss before tax of $2,000,199 for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a decrease in losses and loss adjustment expenses of $2,647,314 (34%), a decrease in policy acquisition costs of $534,792 (33%), a decrease in salaries and employee benefits of $260,229 (20%) and a decrease in other operating expenses of $238,063 (27%), partially offset by the decrease in revenues of $1,671,417 (19%).

Written premium

Written premium is a required statutory measure. Direct written premium (written premium before reinsurance) reported on Crusader’s statutory financial statements decreased $126,962 (1%) to $8,529,181 for the three months ended March 31, 2019, compared to $8,656,143 for the three months ended March 31, 2018.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, innovation, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Crusader believes that it can grow its sales and profitability through improved specialization and sales incentives, currently focused in four underwriting verticals: (1) Transportation, (2) Food, Beverage & Entertainment, (3) Garage & Mercantile, and (4) Apartments & Commercial Buildings.

20 of 28

Direct earned premium

Direct earned premium (earned premium before reinsurance) decreased $1,402,662 (15%) to $7,967,404 for the three months ended March 31, 2019, compared to $9,370,066 for the three months ended March 31, 2018. The Company writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The decrease in direct earned premium was due primarily to a decrease in direct written premium in 2018.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $14,815 (1%) to $1,703,254 for the three months ended March 31, 2019, compared to $1,688,438 for the three months ended March 31, 2018. Ceded earned premium as a percentage of direct earned premium was 21% and 18% for the three months ended March 31, 2019 and 2018, respectively. The increase in the ceded earned premium as a percentage of direct earned premium for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to higher rates on Crusader’s excess of loss reinsurance treaties.

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar year 2019, Crusader will retain a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty. In calendar year 2018, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2019 and 2018, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2019, all such ceded contracts are accounted for as risk transfer reinsurance.

Net investment income

Net investment income increased $87,838 (20%) to $532,637 for the three months ended March 31, 2019, compared to $444,799 for the three months ended March 31, 2018. This increase in investment income was due primarily to increase in the yield on average invested assets. The Company realized a net investment loss of $8,149 on a sale of an investment security for the three months ended March 31, 2019. The Company had no sales or calls of investment securities during the three months ended March 31, 2018.

Net investment income, excluding net realized investment losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended March 31
	2019	2018

Average invested assets (1) - at amortized cost	$88,770,746	$88,887,525
Net investment income:
Insurance company operation (2)	$532,630	$444,702
Other insurance operations	7	97
Total investment income	$532,637	$444,799
Annualized yield on average invested assets	2.4%	2.0%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)	Investment income from insurance company operation included $37,619 of investment expense for the three months ended March 31, 2019, compared to $25,315 of investment expense for the three months ended March 31, 2018.

21 of 28

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Maturities by Year at March 31, 2019:
Due in one year	$8,080,000	$8,079,327	$8,072,790	1.4%
Due after one year through five years	46,573,000	46,507,768	46,472,915	2.5%
Due after five years through ten years	15,568,816	15,651,310	15,710,993	3.2%
Due after ten years and beyond	16,055,199	16,486,753	16,311,308	2.8%
Total	$86,277,015	$86,725,158	$86,568,006	2.6%

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Maturities by Year at December 31, 2018:
Due in one year	$9,328,000	$9,326,886	$9,311,678	1.3%
Due after one year through five years	43,893,000	43,821,970	43,211,883	2.5%
Due after five years through ten years	15,788,408	15,876,016	15,497,513	3.2%
Due after ten years and beyond	15,964,156	16,403,716	16,015,063	2.8%
Total	$84,973,564	$85,428,588	$84,036,137	2.5%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 6.7 years as of March 31, 2019, and 6.8 years as of March 31, 2018.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2019
U.S. treasury securities	$—	$—	—	$9,842,591	$(73,903)	7
Corporate securities	—	—	—	25,079,280	(187,933)	32
Agency mortgage-backed securities	—	—	—	16,815,741	(245,482)	15
Total	$—	$—	—	$51,737,612	$(507,318)	54

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of March 31, 2019, and December 31, 2018, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions. The Company realized a net investment loss of $8,149 on a sale of an investment security for the three months ended March 31, 2019. The Company had no sales or calls of investment securities during the three months ended March 31, 2018. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

22 of 28

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations decreased $305,692 (549%) to $(249,982) for the three months ended March 31, 2019, compared to $55,710 for the three months ended March 31, 2018. The decrease in other income is due primarily to a $310,098 decrease in Crusader’s share of California FAIR Plan equity during the three months ended March 31, 2019, compared a $44,761 decrease during the three months ended March 31, 2018.

Gross commissions and fees

Gross commissions and fees decreased $59,212 (10%) to $547,445 for the three months ended March 31, 2019, compared to gross commissions and fees of $606,657 for the three months ended March 31, 2018.

The changes in gross commission and fee income for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, are as follows:

	Three Months Ended March 31
			Increase
	2019	2018	(Decrease)

Policy fee income	$298,701	$380,920	$(82,219)
Health insurance program	234,822	209,407	25,415
Membership and fee income	13,922	16,330	(2,408)
Total	$547,445	$606,657	$(59,212)

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $82,219 (22%) in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due primarily to reduction in policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $25,415 (12%) in the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in commission income reported in the three months ended March 31, 2019, when compared to the prior year period, is primarily a result of an increase in commission income on group health and life premiums.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $2,408 (15%) for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. This decrease is primarily a result of a decrease in the number of association members enrolled in AAQHC.

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC increased $31,276 (173%) to $49,373 for the three months ended March 31, 2019, compared to $18,097 in fees earned during the three months ended March 31, 2018. AAC issued 473 loans and had 1,445 loans outstanding during the three months ended March 31, 2019, compared to 660 loans issued and 2,071 loans outstanding during the three months ended March 31, 2018. AAC provides premium financing only for Crusader policies produced by Unifax in California. From July 2010 to March 1, 2018, AAC offered 0% financing on policies produced by Unifax for Crusader. Effective March 1, 2018, the annual percentage rate charged by AAC on new loans increased to 4.99% from 0%. The Company believes the new interest rate is competitive and will not have a negative impact on its business.

Losses and loss adjustment expenses

Losses and loss adjustment expenses were 82% of net earned premium for the three months ended March 31, 2019, compared to 102% of net earned premium for the three months ended March 31, 2018.

23 of 28

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2019	2019 Loss Ratio	2018	2018 Loss Ratio	Decrease

Net earned premium	$6,264,150		$7,681,628		$(1,417,478)
Losses and loss adjustment expenses:
Provision for insured events of current year	4,550,888	72%	6,009,138	78%	(1,458,250)
Development of insured events of prior years	603,555	10%	1,792,619	24%	(1,189,064)
Total losses and loss adjustment expenses	$5,154,443	82%	$7,801,757	102%	$(2,647,314)

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

The $4,550,888 provision for insured events of current year for the three months ended March 31, 2019, was $1,458,250 lower than the $6,009,138 provision for insured events of current year for the three months ended March 31, 2018, due primarily to lower case incurred losses and loss adjustment expenses on long-tail liability claims during the three months ended March 31, 2019.

The $603,555 development of insured events of prior years for the three months ended March 31, 2019, was $1,189,064 lower than the $1,792,619 for the three months ended March 31, 2018, due primarily to lower incurred but not reported (“IBNR”) losses and loss adjustment expenses on long-tail liability claims during the three months ended March 31, 2019.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since March 31, 2017:

	Provision for Insured Events of Current Year	Adverse Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
March 31, 2019	$4,550,888	$603,555	$5,154,443
December 31, 2018	5,134,166	53,997	5,188,163
September 30, 2018	4,840,242	798,378	5,638,620
June 30, 2018	4,652,240	276,963	4,929,203
March 31, 2018	6,009,138	1,792,619	7,801,757
December 31, 2017	5,330,275	808,481	6,138,756
September 30, 2017	5,982,245	3,935,651	9,917,896
June 30, 2017	5,567,142	341,532	5,908,674
March 31, 2017	6,497,566	2,027,615	8,525,181

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

24 of 28

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

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended March 31
	2019	2018	(Decrease)

Policy acquisition costs	$1,086,713	$1,621,505	$(534,792)
Ratio to net earned premium (GAAP ratio)	17%	21%

Policy acquisition costs decreased during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due primarily to the decrease in premium.

25 of 28

Salaries and employee benefits

Salaries and employee benefits decreased $260,229 (20%) to $1,027,849 for the three months ended March 31, 2019, compared to $1,288,078 for the three months ended March 31, 2018.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended March 31
	2019	2018	Increase (Decrease)

Total salaries and employee benefits incurred	$1,831,860	$2,092,704	$(260,844)
Less: charged to losses and loss adjustment expenses	(495,028)	(430,146)	64,882
Less: capitalized to policy acquisition costs	(308,983)	(374,480)	(65,497)
Net amount charged to operating expenses	$1,027,849	$1,288,078	$(260,229)

The decrease in the total salaries and employee benefits incurred for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a decrease in the average number of support personnel for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Commissions to agents/brokers

Commissions to agents/brokers increased $8,782 (21%) to $50,121 for the three months ended March 31, 2019, compared to $41,339 for the three months ended March 31, 2018. The increase in commissions to agents/brokers for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to timing of payment receipts.

Other operating expenses

Other operating expenses decreased $238,063 (27%) to $628,080 for the three months ended March 31, 2019, compared to $866,143 for the three months ended March 31, 2018. The decrease in other operating expenses for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due to lower costs of acquiring new employees and a number of various insignificant fluctuations.

Income tax benefit

Income tax benefits decreased $464,022 (77%) to $140,658 (17% of pre-tax loss) for the three months ended March 31, 2019, from an income tax benefit of $604,680 (22% of pre-tax loss) for the three months ended March 31, 2018. The decrease in income tax benefit during the three months ended March 31, 2019, when compared to three months ended March 31, 2018, was primarily due to the decrease in loss before tax of $2,000,199. The calculated tax rate for the three months ended March 31, 2019, consisted of federal tax benefit rate of 21% and a state income tax benefit rate of 0.8%. The calculated tax rate for the three months ended March 31, 2018, was comprised of a calculated federal tax benefit rate of approximately 21% while the calculated state tax expense rate was approximately 0.8%. The Company increased its valuation allowance related to deferred tax assets on federal net operating losses by $43,000 during the three months ended March, 31, 2019, thus making the effective tax rate 17%.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2019, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019.

26 of 28

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

ITEM 1A. RISK FACTORS

As addressed in Item 5 to Part II of this Form 10-Q, the Company is no longer a “Controlled Company” as defined in the Nasdaq Stock Market (“Nasdaq”) Listing Rules. As a result, the risk factor titled “The Company may lose its ‘Controlled Company’ status” is no longer applicable. In addition, the risk factor titled “The Company is controlled by a small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval” is revised as follows:

The Company is controlled by a small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval.

A small number of holders of the Company’s stock own a majority of the voting power of the Company.

Accordingly, those holders have the ability to exert significant influence on the outcome of corporate actions the Company requiring shareholder approval, including the election of directors, change of control transactions or any other significant corporate transactions. This concentration of ownership may conflict with the interests of the Company’s other shareholders.

Crusader is a participant in various underwriting pools and programs which have legal power to levy assessments to Crusader.

As an admitted insurer in several states, Crusader is obligated to participate in various underwriting pools and programs run at federal and state levels. Examples include, but not limited to, a program established by the Terrorism Risk Insurance Act of 2002 within the Department of the Treasury, California Assigned Risk Plan, California FAIR Plan, and California Insurance Guarantee Association. These underwriting pools and programs have legal powers to assets their participants for net losses sustained in these underwriting pools and programs operations. Such assessments could have an adverse effect on the Company's financial condition and results of operations.

There were no other material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, in response to Item 1A to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

27 of 28

ITEM 5. OTHER INFORMATION

On April 15, 2019, the voting agreement among Messrs. Erwin Cheldin, Cary L. Cheldin, and George C. Gilpatrick, who hold approximately 50.2% of the voting power of the Company, expired and was not replaced.  As a result, the Company is no longer a “Controlled Company” as defined in the Nasdaq Listing Rules. Effective April 15, 2019, and subject to phase-in periods, the Company is no longer exempt from the requirements of the Nasdaq Listing Rules requiring that (i) the Company have a majority of independent directors on the Board of Directors, (ii) the Compensation Committee be composed solely of independent directors, (iii) the Compensation Committee have a written charter, (iv) the compensation of the executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (v) director nominees be elected or recommended either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: May 15, 2019 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: May 15, 2019 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer and Secretary, (Principal

Accounting and Principal Financial Officer)

28 of 28