Form 10-Q
period 2019-06-30
UNICO AMERICAN CORP
filed 2019-08-14
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2019
Common Stock, no par value per share	5,306,747

1 of 31

UNICO AMERICAN CORPORATION

2 of 31

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, and the documents incorporated by reference in this document, our press releases and oral statements made from time to time by us or on our behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or “the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “the Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about our plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q, including, but not limited to, statements found in Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

3 of 31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2019	2018
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $80,207,437 at June 30, 2019, and $78,302,588 at December 31, 2018)	$81,270,712	$76,910,137
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $4,782,000 at June 30, 2019, and $7,126,000 at December 31, 2018)	4,782,000	7,126,000
Short-term investments, at fair value	200,000	4,690,954
Total Investments	86,252,712	88,727,091
Cash and cash equivalents	5,591,085	4,917,762
Accrued investment income	409,544	393,782
Receivables, net	4,738,587	3,933,068
Reinsurance recoverable:
Paid losses and loss adjustment expenses	455,413	(1,319)
Unpaid losses and loss adjustment expenses	11,139,312	9,531,602
Deferred policy acquisition costs	3,628,624	3,489,728
Property and equipment, net	9,909,957	9,692,325
Deferred income taxes	4,089,041	4,375,484
Other assets	257,394	557,443
Total Assets	$126,471,669	$125,616,966

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$49,829,790	$51,657,155
Unearned premiums	17,726,398	15,964,589
Advance premium and premium deposits	359,705	234,442
Accrued expenses and other liabilities	1,650,203	1,845,358
Total Liabilities	69,566,096	69,701,544

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,306,747 and 5,307,103 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3,772,682	3,772,857
Accumulated other comprehensive income (loss)	839,987	(1,100,036)
Retained earnings	52,292,904	53,242,601
Total Stockholders’ Equity	56,905,573	55,915,422

Total Liabilities and Stockholders' Equity	$126,471,669	$125,616,966

See notes to condensed consolidated financial statements (unaudited).

4 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
REVENUES
Insurance company operation:
Net earned premium	$6,518,112	$7,362,945	$12,782,262	$15,044,572
Investment income	530,745	452,508	1,063,375	897,209
Net realized investments gains (losses)	(4,512)	137	(12,661)	137
Other income (loss)	168,828	112,199	(91,872)	167,889
Total Insurance Company Operation	7,213,173	7,927,789	13,741,104	16,109,807

Other insurance operations:
Gross commissions and fees	527,825	671,449	1,075,270	1,278,106
Investment income	2	98	9	195
Finance charges and fees earned	53,998	34,380	103,371	52,476
Other income	100	9,736	10,818	9,757
Total Revenues	7,795,098	8,643,452	14,930,572	17,450,341

EXPENSES
Losses and loss adjustment expenses	5,058,951	4,929,203	10,213,394	12,730,960
Policy acquisition costs	1,289,481	1,515,476	2,376,194	3,136,981
Salaries and employee benefits	1,012,805	1,126,503	2,040,654	2,414,580
Commissions to agents/brokers	41,077	40,541	91,198	81,880
Other operating expenses	735,454	744,697	1,363,534	1,610,840
Total Expenses	8,137,768	8,356,420	16,084,974	19,975,241

Income (Loss) before taxes	(342,670)	287,032	(1,154,402)	(2,524,900)
Income tax expense (benefit)	(65,993)	118,735	(206,651)	(485,945)
Net Income (Loss)	$(276,677)	$168,297	$(947,751)	$(2,038,955)

PER SHARE DATA:
Basic
Earnings (loss) per share	$(0.05)	$0.03	$(0.18)	$(0.38)
Weighted average shares	5,306,938	5,307,133	5,307,021	5,307,133
Diluted
Earnings (loss) per share	$(0.05)	$0.03	$(0.18)	$(0.38)
Weighted average shares	5,306,938	5,307,133	5,307,021	5,307,133

See notes to condensed consolidated financial statements (unaudited).

5 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Net income (loss)	$(276,677)	$168,297	$(947,751)	$(2,038,955)
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period, net of income tax	964,138	(244,273)	1,940,023	(1,139,399)
Comprehensive Income (Loss)	$687,461	$(75,976)	$992,272	$(3,178,354)

See notes to condensed consolidated financial statements (unaudited).

6 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Loss	Earnings	Total

Balance – December 31, 2017	5,307,133	$3,772,872	$(239,896)	$56,412,361	$59,945,337

Change in comprehensive loss, net of deferred income tax	—	—	(895,126)	—	(895,126)
Net loss	—	—	—	(2,207,251)	(2,207,251)
Balance – March 31, 2018	5,307,133	$3,772,872	$(1,135,022)	$54,205,110	$56,842,960

Change in comprehensive loss, net of deferred income tax	—	—	(244,273)	—	(244,273)
Net income	—	—	—	168,296	168,296
Balance – June 30, 2018	5,307,133	$3,772,872	$(1,379,295)	$54,373,406	$56,766,983

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2018	5,307,103	$3,772,857	$(1,100,036)	$53,242,601	$55,915,422

Change in comprehensive income, net of deferred income tax	—	—	975,885	—	975,885
Net loss	—	—	—	(671,074)	(671,074)
Balance – March 31, 2019	5,307,103	$3,772,857	$(124,151)	$52,571,527	$56,220,233

Shares repurchased	(356)	(175)	—	(1,946)	(2,121)
Change in comprehensive income, net of deferred income tax	—	—	964,138	—	964,138
Net loss	—	—	—	(276,677)	(276,677)
Balance – June 30, 2019	5,306,747	$3,772,682	$839,987	$52,292,904	$56,905,573

See notes to condensed consolidated financial statements (unaudited).

7 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
	2019	2018
Cash flows from operating activities:
Net loss	$(947,751)	$(2,038,955)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	270,105	281,717
Bond amortization, net	(5,228)	128,839
Bad debt expense	(20,867)	279
Net realized investment losses (gains)	12,661	(137)
Changes in assets and liabilities:
Net receivables and accrued investment income	(800,414)	1,626,298
Reinsurance recoverable	(2,064,442)	(378,171)
Deferred policy acquisition costs	(138,896)	445,267
Other assets	300,049	(50,203)
Unpaid losses and loss adjustment expenses	(1,827,365)	989,062
Unearned premiums	1,761,809	(1,944,306)
Advance premium and premium deposits	125,263	31,980
Accrued expenses and other liabilities	(195,155)	(697,649)
Deferred income taxes	(229,260)	(494,745)
Net Cash Used by Operating Activities	(3,759,491)	(2,100,724)

Cash flows from investing activities:
Purchase of fixed maturity investments	(6,743,752)	(10,735,449)
Proceeds from maturity of fixed maturity investments	3,702,676	8,741,441
Proceeds from sale or call of fixed maturity investments	3,472,794	1,000,000
Net decrease in short-term investments	4,490,954	1,647,778
Additions to property and equipment	(487,737)	(84,790)
Net Cash Provided by Investing Activities	4,434,935	568,980

Cash flows from financing activities:
Repurchase of common stock	(2,121)	—
Net Cash Used by Financing Activities	(2,121)	—

Net increase (decrease) in cash and cash equivalents	673,323	(1,531,744)
Cash and cash equivalents at beginning of period	4,917,762	9,366,944
Cash and Cash Equivalents at End of Period	$5,591,085	$7,835,200

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	$8,800

See notes to condensed consolidated financial statements (unaudited).

8 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Quarterly condensed financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheets at fair value are categorized based on the reliability of inputs for the valuation techniques (see Note 7).

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

9 of 31

  Long-term certificates of deposit – The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments are at amortized cost which approximates their fair value.

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2019, and December 31, 2018, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,269 and 188,625 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 356 shares of stock during the three and six months ended June 30, 2019, in unsolicited transactions at a cost of $2,121 of which $175 was allocated to capital and $1,946 was allocated to retained earnings. The Company did not repurchase any stock during the three and six months ended June 30, 2018. The Company has retired or will retire all stock repurchased.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings (loss) per share and diluted earnings (loss) per share computations reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Basic Earnings (Loss) Per Share
Net income (loss)	$(276,677)	$168,297	$(947,751)	$(2,038,955)

Weighted average shares outstanding	5,306,938	5,307,133	5,307,021	5,307,133

Basic earnings (loss) per share	$(0.05)	$0.03	$(0.18)	$(0.38)

Diluted Earnings (Loss) Per Share
Net income (loss)	$(276,677)	$168,297	$(947,751)	$(2,038,955)

Weighted average shares outstanding	5,306,938	5,307,133	5,307,021	5,307,133
Diluted shares outstanding	5,306,938	5,307,133	5,307,021	5,307,133

Diluted earnings (loss) per share	$(0.05)	$0.03	$(0.18)	$(0.38)

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently adopted standards

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including those historically accounted for as operating leases. The Company adopted ASU 2016-02 effective January 1, 2019. The adoption of ASU 2016-02 did not have a material impact to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets.

10 of 31

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

As of June 30, 2019, and December 31, 2018, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30	December 31
	2019	2018

Building and leasehold improvements located in Calabasas, California	$8,398,275	$8,398,275
Furniture, fixtures, and equipment	2,081,157	2,063,549
Computer software	363,016	363,016
Accumulated depreciation and amortization	(3,321,610)	(3,051,505)
Computer software under development	601,634	131,505
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$9,909,957	$9,692,325

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and six months ended June 30, 2019, was $135,078 and $270,105, respectively, and for the three and six months ended June 30, 2018, was $141,516 and $281,717, respectively.

For the three and six months ended June 30, 2019, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $40,158 and $82,388, respectively, and for the three and six months ended June 30, 2018, rental revenue from non-affiliated tenants in the amount of $89,211 and $175,117, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

11 of 31

For the three and six months ended June 30, 2019, the Calabasas building incurred operating expenses (including depreciation) in the amount of $198,507 and $355,296, respectively, and $186,205 and $374,109 for the three and six months ended June 30, 2018, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of June 30, 2019, 5,092 square feet of the Calabasas building was leased to non-affiliated entities and 9,389 square feet was vacant and available to be leased to non-affiliated entities.

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of June 30, 2019, and December 31, 2018:

	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$15,198,840	$—	$—	$15,198,840
Corporate securities	—	42,276,974	—	42,276,974
Agency mortgage backed securities	—	23,794,898	—	23,794,898
Short-term investments	200,000	—	—	200,000
Total financial instruments at fair value	$15,398,840	$66,071,872	$—	$81,470,712

12 of 31

	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$16,619,619	$—	$—	$16,619,619
Corporate securities	—	40,003,723	—	40,003,723
Agency mortgage backed securities	—	20,286,795	—	20,286,795
Short-term investments	4,690,954	—	—	4,690,954
Total financial instruments at fair value	$21,310,573	$60,290,518	$—	$81,601,091

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and six months ended June 30, 2019 and 2018.

NOTE 8 – INVESTMENTS

A summary of investment income, net of investment expenses, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Fixed maturities	$550,841	$469,500	$1,094,536	$931,667
Short-term investments and cash equivalents	9,906	11,642	36,467	19,588
Gross investment income	560,747	481,142	1,131,003	951,255
Less: investment expenses	(30,000)	(28,536)	(67,619)	(53,851)
Net investment income	$530,747	$452,606	$1,063,384	$897,404

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Available-for-sale fixed maturities:
U.S. treasury securities	$15,076,613	$132,352	$(10,125)	$15,198,840
Corporate securities	41,465,815	817,350	(6,191)	42,276,974
Agency mortgage-backed securities	23,665,009	184,821	(54,932)	23,794,898
Held-to-maturity fixed securities:
Certificates of deposits	4,782,000	—	—	4,782,000
Total fixed maturities	$84,989,437	$1,134,523	$(71,248)	$86,052,712

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities	$16,746,832	$16,069	$(143,282)	$16,619,619
Corporate securities	40,804,425	50,422	(851,124)	40,003,723
Agency mortgage-backed securities	20,751,331	7,757	(472,293)	20,286,795
Held-to-maturity fixed securities:
Certificates of deposits	7,126,000	—	—	7,126,000
Total fixed maturities	$85,428,588	$74,248	$(1,466,699)	$84,036,137

13 of 31

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2019	2018

Gross unrealized gains on fixed maturities	$1,134,523	$74,248
Gross unrealized losses on fixed maturities	(71,248)	(1,466,699)
Net unrealized gains (losses) on fixed maturities	1,063,275	(1,392,451)
Deferred federal tax benefit (expense)	(223,288)	292,415
Net unrealized gains (losses), net of deferred income taxes	$839,987	$(1,100,036)

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2019
U.S. treasury securities	$—	$—	—	$3,486,173	$(10,125)	3
Corporate securities	—	—	—	3,513,044	(6,191)	5
Agency mortgage-backed securities	—	—	—	13,031,946	(54,932)	11
Total	$—	$—	—	$20,031,163	$(71,248)	19

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis, performed by the Company’s independent investment advisor, as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of June 30, 2019, and December 31, 2018, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company sold two securities, with amortized cost of $2,498,104, prior to maturity during the three months ended June 30, 2019 and three securities, with amortized cost of $2,997,098, during the six months ended June 30, 2019. The Company had one call of an investment security during the three and six months ended June 30, 2019. The Company realized net investment losses of $4,512 and $12,661 on these sales and call for the three and six months ended June 30, 2019, respectively. The Company had two calls of investment securities during the three and six months ended June 30, 2018 and realized net investment gains of $137 for the three and six months ended June 30, 2018 on these calls. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s investment in certificates of deposit included $4,382,000 and $6,726,000 of brokered certificates of deposit as of June 30, 2019, and December 31, 2018, respectively. Brokered certificates of deposit provide the safety and security of a certificate of deposit combined with the convenience gained by one-stop shopping for rates at various institutions. This allows the Company to spread its investments across multiple institutions so that all of its certificate of deposit investments are insured by the Federal Deposit Insurance Corporation (“FDIC”).

14 of 31

The following securities from three different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of insurance in California and for admission to transact insurance business in the state of Nevada.

	June 30	December 31
	2019	2018

Certificates of deposit	$200,000	$200,000
Short-term investments	200,000	200,000
Total state held deposits	$400,000	$400,000

All of the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	June 30	December 31
	2019	2018
U.S. treasury bills	$—	$4,490,954
Certificate of deposit	200,000	200,000
Total short-term investments	$200,000	$4,690,954

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Six Months Ended June 30
	2019	2018

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$51,657,155	$49,076,991
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	9,531,602	8,393,550
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	42,125,553	40,683,441

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	9,685,514	10,661,378
Development of insured events of prior years	527,880	2,069,582
Total incurred losses and loss adjustment expenses	10,213,394	12,730,960

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	2,670,068	2,819,187
Attributable to insured events of prior years	10,978,401	9,333,811
Total payments	13,648,469	12,152,998

Reserve for unpaid losses and loss adjustment expenses at June 30 – net of reinsurance	38,690,478	41,261,403
Reinsurance recoverable on unpaid losses and loss adjustment expenses	11,139,312	8,804,650
Reserve for unpaid losses and loss adjustment expenses at June 30 – gross of reinsurance	$49,829,790	$50,066,053

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

15 of 31

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

Total revenues for the three months ended June 30, 2019, were $7,795,098 compared to $8,643,452 for the three months ended June 30, 2018, a decrease of $848,354 (10%). Total revenues for the six months ended June 30, 2019, were $14,930,572 compared to $17,450,341 for the six months ended June 30, 2018, a decrease of $2,519,769 (14%). The Company had net loss of $276,677 for the three months ended June 30, 2019, compared to net income of $168,297 for the three months ended June 30, 2018. The Company had net loss of $947,751 for the six months ended June 30, 2019, compared to net loss of $2,038,955 for the six months ended June 30, 2018.

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

16 of 31

In 2018, the Company determined that the cost to replace its legacy IT system would be between $4 million and $8 million, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system, an upgrade that then seemed to offer more incremental benefits in a shorter timeframe. While initially expected to be completed by the end of 2019, the system upgrade is now expected to be completed by the end of the first half of 2020, due to unexpected technical challenges. While working to bring Crusader’s loss ratios back into line with historical expectations, and to improve its sales in the markets that it historically serves, the Company’s other subsidiaries are working to generate new sources of revenue on a fee-for-service basis. For example, the Unifax operations are preparing to transact admitted and non-admitted business with non-affiliated insurers; and the Company re-activated its US Risk Managers, Inc. subsidiary so it can provide claims adjustment services to non-affiliated insurers and self-insurers. The Company cannot predict the outcome of such endeavors but believes them to have a reasonable likelihood of long-term success.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from funds generated primarily from the insurance company operation. The insurance company operation generated approximately 92% and 93% of consolidated revenues for the three and six months ended June 30, 2019, respectively, compared to 93% and 92% of consolidated revenues for the three and six months ended June 30, 2018, respectively. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of June 30, 2019, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.8% of direct written premium (before reinsurance ceded) during the three and six months ended June 30, 2019 and 99.6% of direct written premium (before reinsurance ceded) during the three and six months ended June 30, 2018).

Crusader’s total direct written premium, as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2019	2018	Change	2019	2018	Change

California	$9,437,584	$7,753,668	$1,683,916	$17,953,139	$16,380,339	$1,572,800
Arizona	16,818	26,087	(9,269)	31,593	55,559	(23,966)
Washington	—	6,444	(6,444)	(1,149)	6,444	(7,593)
Total direct written premium	$9,454,402	$7,786,199	$1,668,203	$17,983,583	$16,442,342	$1,541,241

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

Written premium is a non-GAAP financial measure that is defined, under the statutory accounting practices prescribed or permitted by the California Department of Insurance, as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium, the most directly comparable GAAP measure to written premium, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies. Written premium is intended to reflect production levels and is meant as supplemental information and not intended to replace earned premium. Such information should be read in conjunction with the GAAP financial results.

17 of 31

The following is a reconciliation of direct written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Direct written premium	$9,454,402	$7,786,199	$17,983,583	$16,442,342
Less: written premium ceded to reinsurers	(1,732,839)	(1,690,611)	(3,416,529)	(3,442,442)
Net written premium	7,721,563	6,095,588	14,567,054	12,999,900
Change in direct unearned premium	(1,200,032)	1,230,382	(1,761,809)	1,944,306
Change in ceded unearned premium	(3,419)	36,975	(22,983)	100,366
Net earned premium	$6,518,112	$7,362,945	$12,782,262	$15,044,572

The insurance company operation’s underwriting profitability is defined by pre-tax underwriting gain, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting gain (loss) before income taxes is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2019	2018	Change	2019	2018	Change

Net written premium	$7,721,563	$6,095,588	$1,625,975	$14,567,054	$12,999,900	$1,567,154
Change in net unearned premium	(1,203,451)	1,267,357	(2,470,808)	(1,784,792)	2,044,672	(3,829,464)
Net earned premium	6,518,112	7,362,945	(844,833)	12,782,262	15,044,572	(2,262,310)
Less:
Losses and loss adjustment expenses	5,058,951	4,929,203	129,748	10,213,394	12,730,960	(2,517,566)
Policy acquisition costs	1,289,481	1,515,476	(225,995)	2,376,194	3,136,981	(760,787)
Total underwriting expenses	6,348,432	6,444,679	(96,247)	12,589,588	15,867,941	(3,278,353)
Underwriting gain (loss) before income taxes	$169,680	$918,266	$(748,586)	$192,674	$(823,369)	$1,016,043

Underwriting gain or loss before income taxes is a non-GAAP financial measure. Underwriting gain or loss before income taxes represents one measure of the pretax profitability of the insurance company operation and is derived by subtracting losses and loss adjustment expenses, and policy acquisition costs from net earned premium, which are all GAAP financial measures. Management believes disclosure of underwriting gain or loss before income taxes is useful supplemental information that helps align the reader’s understanding with management’s view of insurance company operations profitability. Each of these captions is presented in the Condensed Consolidated Statements of Operations but is not subtotaled.

The following is a reconciliation of Crusader’s underwriting gain (loss) before income taxes to the Company’s income (loss) before taxes:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Underwriting gain (loss) before income taxes	$169,680	$918,266	$192,674	$(823,369)
Insurance company operation revenues:
Investment income	530,745	452,508	1,063,375	897,209
Net realized investment gains (losses)	(4,512)	137	(12,661)	137
Other income (loss)	168,828	112,199	(91,872)	167,889
Other insurance operations revenues:
Gross commissions and fees	527,825	671,449	1,075,270	1,278,106
Investment income	2	98	9	195
Finance charges and fees earned	53,998	34,380	103,371	52,476
Other income	100	9,736	10,818	9,757
Less expenses:
Salaries and employee benefits	1,012,805	1,126,503	2,040,654	2,414,580
Commissions to agents/brokers	41,077	40,541	91,198	81,880
Other operating expenses	735,454	744,697	1,363,534	1,610,840
Income (loss) before taxes	$(342,670)	$287,032	$(1,154,402)	$(2,524,900)

18 of 31

The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company did not carry a premium deficiency reserve as of June 30, 2019 and 2018.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
	2019	2018	Change	2019	2018	Change
Losses and loss adjustment expenses:
Provision for insured events of current year	$5,134,626	$4,652,240	$482,386	$9,685,514	$10,661,378	$(975,864)
Development of insured events of prior years	(75,675)	276,963	(352,638)	527,880	2,069,582	(1,541,702)
Total losses and loss adjustment expenses	$5,058,951	$4,929,203	$129,748	$10,213,394	$12,730,960	$(2,517,566)

Losses and loss adjustment expenses were 78% and 80% of net earned premium for the three and six months ended June 30, 2019, respectively, compared to 67% and 85% of net earned premium for the three and six months ended June 30, 2018, respectively. For further analysis, refer to “Results of Operations.”

On January 17, 2019, the A.M. Best Company downgraded Crusader’s Financial Strength Rating to “B++” (Good) from “A-” (Excellent) and the Long-Term Issuer Credit Rating to “bbb+” from “a-”. The outlook of the Financial Strength Rating has been revised to stable from negative while the outlook of the Long-Term Issuer Credit Rating remains negative.  The rating downgrades reflect a revision in A.M. Best’s assessment of the company’s operating performance to adequate from strong. Some of Crusader’s policyholders, or the lenders, landlords or clients of Crusader’s policyholders, require insurance from a company that has an A.M. Best Company rating of “A-” or higher, and the A.M. Best Company’s changed rating of Crusader may also have a negative impact on Crusader’s reputation. Therefore, Crusader’s changed rating may have a negative impact on the Company’s revenue and results of operations. The Company cannot quantify the impact that the rating change will have on its revenue and results of operations, and the Company cannot determine if or when Crusader might regain the “A-” rating from the A.M. Best Company. The Company does not expect Crusader to regain the A.M. Best Company “A-” rating prior to January of 2021.

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

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 7% and 8% of total revenues in the three and six months ended June 30, 2019, respectively, compared to approximately 8% of total revenues in the three and six months ended June 30, 2018.

Investments

The Company generated revenues from its total invested assets of $85,189,437 (at amortized cost) and $87,316,426 (at amortized cost) as of June 30, 2019 and 2018, respectively.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations revenue increased $78,141 (17%) and $165,980 (18%) to $530,747 and $1,063,384 for the three and six months ended June 30, 2019, respectively, compared to $452,606 and $897,404 for the three and six months ended June 30, 2018, respectively. This increase in net investment income was due primarily to increase in the yield on average invested assets.

19 of 31

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of June 30, 2019, all of the Company’s investments are in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of June 30, 2019, the weighted average maturity of the Company’s investments was approximately 7.3 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 3.14 years.

LIQUIDITY AND CAPITAL RESOURCES

Crusader has a significant amount of cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, cash equivalents, and investments (at amortized cost) of the Company at June 30, 2019, were $90,780,522 compared to $95,037,304 at December 31, 2018. Crusader's cash, cash equivalents, and investments were 99% and 98% of the total cash and investments (at amortized cost) held by the Company as of June 30, 2019, and December 31, 2018, respectively.

As of June 30, 2019, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, other fixed maturity securities, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The Company’s investments, at amortized cost, were as follows:

	June 30	December 31
	2019	2018

Fixed maturities:
Certificates of deposit	$4,782,000	$7,126,000
U.S. treasury securities	15,076,613	16,746,832
Corporate securities	41,465,815	40,804,425
Agency mortgage-backed securities	23,665,009	20,751,331
Total fixed maturities	84,989,437	85,428,588
Short-term investments	200,000	4,690,954
Total investments	$85,189,437	$90,119,542

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

The Company’s Board of Directors approved investment guidelines which are similar to what the Company believes are general investment guidelines used by Crusader’s peers.

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

20 of 31

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

An independent investment advisor manages Crusader’s investments.  The advisor’s role currently is limited to maintaining Crusader’s portfolio within the investment guidelines and providing investment accounting services to the Company.  The investments continue to be held by Crusader’s current custodian, Union Bank Global Custody Services.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2019, and December 31, 2018, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,269 and 188,625 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 356 shares of stock during the three and six months ended June 30, 2019, in unsolicited transactions at a cost of $2,121 of which $175 was allocated to capital and $1,946 was allocated to retained earnings. The Company did not repurchase any stock during the three and six months ended June 30, 2018. The Company has retired or will retire all stock repurchased.

The Company reported $3,759,491 net cash used by operating activities for the six months ended June 30, 2019, compared to $2,100,724 net cash used by operating activities for the six months ended June 30, 2018. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash, cash equivalents, and short-term investments at June 30, 2019, net of statutory deposits of $710,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.

RESULTS OF OPERATIONS

All comparisons made in this discussion are comparing the three and six months ended June 30, 2019, to the three and six months ended June 30, 2018, unless otherwise indicated.

For the three and six months ended June 30, 2019, total revenues were $7,795,098, a decrease of $848,354 (10%) and $14,930,572, a decrease of $2,519,769 (11%) compared to total revenues of $8,643,452 and $17,450,341 for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, the Company had loss before taxes of $342,670 and $1,154,402, respectively, compared to income before taxes of $287,032 and loss before taxes of $2,524,900 for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, the Company had net loss of $276,677 and $947,751, respectively, compared to net income of $168,297 and net loss of $2,038,955 for the three and six months ended June 30, 2018, respectively.

The decrease in revenues of $848,354 for the three months ended June 30, 2019, when compared to the three months ended June 30, 2018, was primarily due to a decrease in net earned premium of $844,833 (11%). The decrease in revenues of $2,519,769 for the six months ended June 30, 2019, when compared to the six months ended June 30, 2018, was primarily due to a decrease in net earned premium of $2,262,310 (15%).

21 of 31

The increase in loss before tax of $629,702 for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due primarily to a decrease in net earned premium of $844,833 (11%) partially offset by a decrease in policy acquisition costs of $225,995 (15%). The decrease in loss before tax of $1,370,498 for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to a decrease in losses and loss adjustment expenses of $2,517,566 (20%), a decrease in policy acquisition costs of $760,787 (24%), a decrease in salaries and employee benefits of $373,926 (15%), partially offset by a decrease in net earned premium of $2,262,310 (15%).

Written premium

Written premium is a required statutory measure. Direct written premium (written premium before reinsurance) reported on Crusader’s statutory financial statements increased $1,668,203 (21%) and $1,541,241 (9%) to $9,454,402 and $17,983,583 for the three and six months ended June 30, 2019, respectively, compared to $7,786,199 and $16,442,342 for the three and six months ended June 30, 2018, respectively.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, innovation, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. Crusader believes that it can grow its sales and profitability through improved specialization and sales incentives, currently focused in four underwriting verticals: (1) Transportation, (2) Food, Beverage & Entertainment, (3) Garage & Mercantile, and (4) Apartments & Commercial Buildings. The increases in direct written premium for the three and six months ended June 30, 2019, are due to growth in Crusader’s Transportation underwriting vertical partially offset by declines in the other three underwriting verticals.

Direct earned premium

Direct earned premium (earned premium before reinsurance) decreased $762,211 (8%) to $8,254,370 and $2,164,874 (12%) to $16,221,774 for the three and six months ended June 30, 2019, respectively, compared to $9,016,581 and $18,386,648, for the three and six months ended June 30, 2018, respectively. The Company writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The decrease in direct earned premium for the three and six months ended June 30, 2019, was due primarily to a decrease in direct written premium in 2018.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $82,622 (5%) to $1,736,258 and $97,436 (3%) to $3,439,512 for the three and six months ended June 30, 2019, compared to $1,653,636 and $3,342,076 for the three and six months ended June 30, 2018, respectively. Ceded earned premium as a percentage of direct earned premium was 21% for the three and six months ended June 30, 2019 and 18% for the three and six months ended June 30, 2018. The increase in the ceded earned premium as a percentage of direct earned premium for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was due primarily to higher rates on Crusader’s excess of loss reinsurance treaties.

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

22 of 31

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of June 30, 2019, all such ceded contracts are accounted for as risk transfer reinsurance.

Net investment income

Net investment income increased $78,141 (17%) to $530,747 and $165,980 (18%) to $1,063,384 for the three and six months ended June 30, 2019, respectively, compared to $452,606 and $897,404 for the three and six months ended June 30, 2018, respectively. This increase in investment income was due primarily to an increase in the yield on average invested assets. The Company had net realized investment losses of $4,512 and $12,661 for the three and six months ended June 30, 2019, respectively. The Company had net realized gains of $137 for the three and six months ended June 30, 2018.

Net investment income, excluding net realized investment losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Average invested assets (1) - at amortized cost	$86,305,694	$88,496,289	$87,654,490	$87,707,662
Net investment income from:
Invested assets (2)	$523,943	$443,466	$1,043,914	$882,600
Cash equivalents	6,804	9,140	19,470	14,804
Total investment income	$530,747	$452,606	$1,063,384	$897,404
Annualized yield on average invested assets (3)	2.4%	2.0%	2.4%	2.0%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)	Investment income from insurance company operation included $30,000 and $67,619 of investment expense for the three and six months ended June 30, 2019, respectively, compared to $28,536 and $53,851 of investment expense for the three and six months ended June 30, 2018.

(3)	Annualized yield on average invested assets did not include the investment income from cash equivalents.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at June 30, 2019
Due in one year	$10,734,000	$10,713,537	$10,732,012	2.0%
Due after one year through five years	41,081,731	41,039,656	41,511,591	2.5%
Due after five years through ten years	15,035,108	15,109,018	15,613,561	3.2%
Due after ten years and beyond	17,678,346	18,127,226	18,195,548	2.9%
Total	$84,529,185	$84,989,437	$86,052,712	2.6%

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at December 31, 2018
Due in one year	$9,328,000	$9,326,886	$9,311,678	1.3%
Due after one year through five years	43,893,000	43,821,970	43,211,883	2.5%
Due after five years through ten years	15,788,408	15,876,016	15,497,513	3.2%
Due after ten years and beyond	15,964,156	16,403,716	16,015,063	2.8%
Total	$84,973,564	$85,428,588	$84,036,137	2.5%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 7.3 years as of June 30, 2019, and 6.5 years as of December 31, 2018.

23 of 31

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2019
U.S. treasury securities	$—	$—	—	$3,486,173	$(10,125)	3
Corporate securities	—	—	—	3,513,044	(6,191)	5
Agency mortgage-backed securities	—	—	—	13,031,946	(54,932)	11
Total	$—	$—	—	$20,031,163	$(71,248)	19

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis, performed by the Company’s independent investment advisor, as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of June 30, 2019, and December 31, 2018, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company sold two securities, with amortized cost of $2,498,104, prior to maturity during the three months ended June 30, 2019 and three securities, with amortized cost of $2,997,098, during the six months ended June 30, 2019. The Company had one call of investment security during the three and six months ended June 30, 2019. The Company realized net investment losses of $4,512 and $12,661 on these sales and call for the three and six months ended June 30, 2019, respectively. The Company had two calls of investment securities during the three and six months ended June 30, 2018 and realized net investment gains of $137 for the three and six months ended June 30, 2018 on these calls. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations increased $46,993 (39%) to $168,928 and decreased $258,700 (46%) to $(81,054) for the three and six months ended June 30, 2019, respectively, compared to $121,935 and $177,646 for the three and six months ended June 30, 2018, respectively. The increase in other income during the three months ended June 30, 2019 is due primarily to a $71,282 increase in Crusader’s share of California FAIR Plan equity compared to a $14,776 increase during the three months ended June 30, 2018. The decrease in other income during the six months ended June 30, 2019 is due primarily to a $238,816 decrease in Crusader’s share of California FAIR Plan equity compared to a $29,986 decrease during the six months ended June 30, 2018.

Gross commissions and fees

Gross commissions and fees decreased $143,624 (21%) to $527,825 and $202,836 (16%) to $1,075,270 for the three and six months ended June 30, 2019, respectively, compared to gross commissions and fees of $671,449 and $1,278,106 for the three and six months ended June 30, 2018, respectively.

24 of 31

The changes in gross commission and fee income for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2019	2018	Change	2019	2018	Change

Policy fee income	$295,334	$374,330	$(78,996)	$594,035	$755,250	$(161,215)
Health insurance program	209,907	281,233	(71,326)	433,889	490,640	(56,751)
Membership and fee income	22,584	15,886	6,698	47,346	32,216	15,130
Total	$527,825	$671,449	$(143,624)	$1,075,270	$1,278,106	$(202,836)

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $78,996 (21%) and $161,215 (21%) in the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, due primarily to reduction in policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $71,326 (25%) and 56,751 (12%) in the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. The decrease in commission income reported in the three and six months ended June 30, 2019, when compared to the prior year period, is primarily a result of a decrease in commission income on group health and life premiums and timing of commission receipts.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income increased $6,698 (42%) and $15,130 (47%) for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. This increase is primarily a result of an increase in administration fees partially offset by a decrease in the number of association members enrolled in AAQHC.

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC increased $19,618 (57%) to $53,998 and $50,895 (97%) to $103,371 for the three and six months ended June 30, 2019, respectively, compared to $34,380 and $52,476 in fees earned during the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019, AAC issued 390 and 863 loans, respectively, and had 1,347 loans outstanding as of June 30, 2019. During the three and six months ended June 30, 2018, AAC issued 543 and 1203, respectively, and had 1,887 loans outstanding as of June 30, 2018. AAC provides premium financing only for Crusader policies produced by Unifax in California. From July 2010 to March 1, 2018, AAC offered 0% financing on policies produced by Unifax for Crusader. From March 1, 2018 to March 31, 2019, the annual percentage rate charged by AAC on new loans increased to a single fixed interest rate from 0%. Effective April 1, 2019, the Company converted from the single fixed interest rate for all financed policies to a tiered interest rate structure under which different fixed interest rates are charged based on amount of underlying financed premium.

Losses and loss adjustment expenses

Losses and loss adjustment expenses were 78% and 80% of net earned premium for the three and six months ended June 30, 2019, compared to 67% and 85% of net earned premium for the three and six months ended June 30, 2018.

25 of 31

Loss ratio is calculated by dividing losses and loss adjustment expenses by net earned premium. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended June 30
	2019	2019 Loss Ratio	2018	2018 Loss Ratio	Change

Net earned premium	$6,518,112		$7,362,945		$(844,833)

Losses and loss adjustment expenses:
Provision for insured events of current year	5,134,626	79%	4,652,240	63%	482,386
Development of insured events of prior years	(75,675)	(1)%	276,963	4%	(352,638)
Total losses and loss adjustment expenses	$5,058,951	78%	$4,929,203	67%	$129,748

	Six Months Ended June 30
	2019	2019 Loss Ratio	2018	2018 Loss Ratio	Change

Net earned premium	$12,782,262		$15,044,572		$(2,262,310)

Losses and loss adjustment expenses:
Provision for insured events of current year	9,685,514	76%	10,661,378	71%	(975,864)
Development of insured events of prior years	527,880	4%	2,069,582	14%	(1,541,702)
Total losses and loss adjustment expenses	$10,213,394	80%	$12,730,960	85%	$(2,517,566)

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

The $5,134,626 provision for insured events of current year for the three months ended June 30, 2019, was $482,386 higher than the $4,652,240 provision for insured events of current year for the three months ended June 30, 2018, due primarily to increases in incurred losses and loss adjusted expenses on reported claims as a result of higher frequency and severity of Transportation liability claims and higher severity of Food, Beverage & Entertainment liability claims for insured events of current year during the three months ended June 30, 2019.

The $75,675 favorable development of insured events of prior years for the three months ended June 30, 2019, was $352,638 lower than the $276,963 adverse development for the three months ended June 30, 2018, due primarily to decreases in incurred losses and loss adjusted expenses on reported claims as a result of lower frequency and severity of Apartments & Commercial Buildings liability claims and Food, Beverage & Entertainment liability claims for insured events of prior years during the three months ended June 30, 2019.

The $9,685,514 provision for insured events of current year for the six months ended June 30, 2019, was $975,864 lower than the $10,661,378 provision for insured events of current year for the six months ended June 30, 2018, due primarily to lower incurred but not reported (“IBNR”) reserves for Food, Beverage & Entertainment liability claims associated with reduction in net earned premium during the six months ended June 30, 2019.

The $527,880 adverse development of insured events of prior years for the six months ended June 30, 2019, was $1,541,702 lower than the $2,069,582 adverse development for the six months ended June 30, 2018, due primarily to decreases in incurred losses and loss adjusted expenses on reported claims as a result of lower frequency and severity of Apartments & Commercial Buildings liability claims and Transportation liability claims for insured invests of prior years during the six months ended June 30, 2019.

26 of 31

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since June 30, 2017:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
June 30, 2019	$5,134,626	$(75,675)	$5,058,951
March 31, 2019	4,550,888	603,555	5,154,443
December 31, 2018	5,134,166	53,997	5,188,163
September 30, 2018	4,840,242	798,378	5,638,620
June 30, 2018	4,652,240	276,963	4,929,203
March 31, 2018	6,009,138	1,792,619	7,801,757
December 31, 2017	5,330,275	808,481	6,138,756
September 30, 2017	5,982,245	3,935,651	9,917,896
June 30, 2017	5,567,142	341,532	5,908,674

The variability of Crusader’s losses and loss adjustment expenses for the periods presented is primarily due to the small and diverse population of Crusader’s policyholders and claims, which may result in greater fluctuations in claim frequency and/or severity between quarters. In addition, Crusader’s reinsurance retention, which is relatively high in relationship to its net earned premium, can result in increased loss ratio volatility when large losses are incurred in a relatively short period of time. Nevertheless, management believes that its reinsurance retention is reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

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

27 of 31

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

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2019	2018	Change	2019	2018	Change

Policy acquisition costs	$1,289,481	$1,515,476	$(225,995)	$2,376,194	$3,136,981	$(760,787)
Ratio to net earned premium (GAAP ratio)	20%	21%		19%	21%

Policy acquisition costs decreased during the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, due primarily to the decrease in net earned premium.

Salaries and employee benefits

Salaries and employee benefits decreased $113,698 (10%) to $1,012,805 and $373,926 (15%) to $2,040,654 for the three and six months ended June 30, 2019, respectively, compared to $1,126,503 and $2,414,580 for the three and six months ended June 30, 2018.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended June 30
	2019	2018	Change

Total salaries and employee benefits incurred	$1,894,165	$1,975,558	$(81,393)
Less: charged to losses and loss adjustment expenses	(507,433)	(452,103)	55,330
Less: capitalized to policy acquisition costs	(308,480)	(396,952)	(88,472)
Less: charged to IT system upgrade	(65,447)	—	65,447
Net amount charged to operating expenses	$1,012,805	$1,126,503	$(113,698)

	Six Months Ended June 30
	2019	2018	Change

Total salaries and employee benefits incurred	$3,771,583	$4,068,262	$(296,679)
Less: charged to losses and loss adjustment expenses	(1,002,461)	(882,250)	120,211
Less: capitalized to policy acquisition costs	(617,464)	(771,432)	(153,968)
Less: charged to IT system upgrade	(111,004)	—	111,004
Net amount charged to operating expenses	$2,040,654	$2,414,580	$(373,926)

The decrease in the total salaries and employee benefits incurred for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was due primarily to a decrease in the headcount and several managerial vacancies for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Commissions to agents/brokers

Commissions to agents/brokers increased $536 (1%) to $41,077 and $9,318 (11%) to $91,198 for the three and six months ended June 30, 2019, respectively, compared to $40,541 and $81,880 for the three and six months ended June 30, 2018. These increases in commissions to agents/brokers were due primarily to timing of payment receipts.

Other operating expenses

Other operating expenses decreased $9,244 (1%) to $735,454 and $247,306 (15%) to $1,363,534 for the three and six months ended June 30, 2019, respectively, compared to $744,697 and $1,610,840 for the three and six months ended June 30, 2018. The decrease in other operating expenses for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due to lower costs of temporary help and a number of various insignificant fluctuations.

28 of 31

Income tax expense/benefit

Income tax benefit was $65,993 (19% of pre-tax income) and $206,651 (18% of pre-tax loss) for the three and six months ended June 30, 2019, respectively, compared to an income tax expense of $118,735 (41% of pre-tax income) and income tax benefit of $485,945 (19% of pre-tax loss) for the three and six months ended June 30, 2018, respectively. The income tax benefit for the three and six months ended June 30, 2019, was due primarily to losses before taxes of $342,670 and $1,154,402, respectively. The income tax expense for the three months ended June 30, 2018, was due primarily to income before taxes of $287,032 and a change in valuation allowance on the state net operating loss carryforward, and the income tax benefit for the six months ended June 30, 2018, was due primarily to net loss before taxes of $2,524,900. The calculated tax rate for the six months ended June 30, 2019, consisted of federal tax benefit rate of 21% and a state income tax benefit rate of 5.3%. The calculated tax rate for the six months ended June 30, 2018, was comprised of a calculated federal tax benefit rate of approximately 21% and a state income tax benefit rate of 1.3%. The Company increased its valuation allowance related to deferred tax assets on federal net operating losses by $42,000 to $85,000 during the three months ended June 30, 2019, thus making the effective tax rate 19% and 18% for the three and six months ended June 30, 2019, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2019, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2019.

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

ITEM 1A. RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, in response to Item 1A to Part I of Form 10-K and in the Company’s Form10-Q for the quarter ended March 31, 2019, in response to Item 1A to Part II of Form 10-Q.

29 of 31

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases of common stock of the Company during the three months ended June 30, 2019, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2019, to April 30, 2019	—	—	—	188,625
May 1, 2019, to May 31, 2019	356	$5.92	356	188,269
June 1, 2019, to June 30, 2019	—	—	—	188,269
Total	356		356

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

30 of 31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: August 14, 2019 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: August 14, 2019 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer and Secretary, (Principal

Accounting and Principal Financial Officer)