Form 10-Q
period 2019-09-30
UNICO AMERICAN CORP
filed 2019-11-14
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2019
Common Stock, no par value per share	5,306,720

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
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $80,599,961 at September 30, 2019, and $78,302,588 at December 31, 2018)	$82,117,804	$76,910,137
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $2,292,000 at September 30, 2019, and $7,126,000 at December 31, 2018)	2,292,000	7,126,000
Short-term investments, at fair value	200,000	4,690,954
Total Investments	84,609,804	88,727,091
Cash and cash equivalents	7,527,937	4,917,762
Accrued investment income	526,146	393,782
Receivables, net	4,397,764	3,933,068
Reinsurance recoverable:
Paid losses and loss adjustment expenses	1,347,275	(1,319)
Unpaid losses and loss adjustment expenses	13,799,868	9,531,602
Deferred policy acquisition costs	3,798,508	3,489,728
Property and equipment, net	10,034,945	9,692,325
Deferred income taxes	3,875,323	4,375,484
Other assets	292,235	557,443
Total Assets	$130,209,805	$125,616,966

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$51,655,993	$51,657,155
Unearned premiums	18,386,614	15,964,589
Advance premium and premium deposits	411,339	234,442
Accrued expenses and other liabilities	2,278,709	1,845,358
Total Liabilities	72,732,655	69,701,544

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,306,747 and 5,307,103 shares issued and outstanding at September 30, 2019, and December 31, 2018, respectively	3,772,682	3,772,857
Accumulated other comprehensive income (loss)	1,199,097	(1,100,036)
Retained earnings	52,505,371	53,242,601
Total Stockholders’ Equity	57,477,150	55,915,422

Total Liabilities and Stockholders' Equity	$130,209,805	$125,616,966

See notes to condensed consolidated financial statements (unaudited).

4 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
REVENUES
Insurance company operation:
Net earned premium	$6,978,698	$6,924,444	$19,760,961	$21,969,016
Investment income	518,108	487,538	1,581,482	1,384,748
Net realized investments gains (losses)	—	11	(12,661)	148
Other income	114,531	125,958	22,660	293,847
Total Insurance Company Operation	7,611,337	7,537,951	21,352,442	23,647,759

Other insurance operations:
Gross commissions and fees	581,100	578,485	1,656,371	1,856,592
Investment income	3	21	12	216
Finance charges and fees earned	66,526	44,575	169,896	97,051
Other income	—	2	10,818	9,759
Total Revenues	8,258,966	8,161,034	23,189,539	25,611,377

EXPENSES
Losses and loss adjustment expenses	5,137,974	5,638,620	15,351,368	18,369,580
Policy acquisition costs	1,194,870	1,375,222	3,571,065	4,512,203
Salaries and employee benefits	1,021,597	1,142,827	3,062,251	3,557,408
Commissions to agents/brokers	40,946	43,381	132,144	125,262
Other operating expenses	532,853	773,125	1,896,386	2,383,965
Total Expenses	7,928,240	8,973,175	24,013,214	28,948,418

Income (loss) before taxes	330,726	(812,141)	(823,675)	(3,337,041)
Income tax expense (benefit)	118,259	(150,216)	(88,391)	(636,161)
Net Income (Loss)	$212,467	$(661,925)	$(735,284)	$(2,700,880)

PER SHARE DATA:
Basic
Earnings (loss) per share	$0.04	$(0.12)	$(0.14)	$(0.51)
Weighted average shares	5,306,747	5,307,113	5,306,929	5,307,126
Diluted
Earnings (loss) per share	$0.04	$(0.12)	$(0.14)	$(0.51)
Weighted average shares	5,306,747	5,307,113	5,306,929	5,307,126

See notes to condensed consolidated financial statements (unaudited).

5 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018

Net income (loss)	$212,467	$(661,925)	$(735,284)	$(2,700,880)
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period, net of income tax	359,110	(211,144)	2,299,133	(1,350,543)
Comprehensive Income (Loss)	$571,577	$(873,069)	$1,563,849	$(4,051,423)

See notes to condensed consolidated financial statements (unaudited).

6 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Loss	Earnings	Total

Balance – December 31, 2017	5,307,133	$3,772,872	$(239,896)	$56,412,361	$59,945,337

Change in comprehensive loss, net of deferred income tax	—	—	(1,139,399)	—	(1,139,399)
Net loss	—	—	—	(2,038,955)	(2,038,955)
Balance – June 30, 2018	5,307,133	$3,772,872	$(1,379,295)	$54,373,406	$56,766,983

Shares repurchased	(30)	(15)	—	(201)	(216)
Change in comprehensive loss, net of deferred income tax	—	—	(211,144)	—	(211,144)
Net loss	—	—	—	(661,925)	(661,925)
Balance – September 30, 2018	5,307,103	$3,772,857	$(1,590,439)	$53,711,280	$55,893,698

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2018	5,307,103	$3,772,857	$(1,100,036)	$53,242,601	$55,915,422

Shares repurchased	(356)	(175)	—	(1,946)	(2,121)
Change in comprehensive income, net of deferred income tax	—	—	1,940,023	—	1,940,023
Net loss	—	—	—	(947,751)	(947,751)
Balance – June 30, 2019	5,306,747	$3,772,682	$839,987	$52,292,904	$56,905,573

Shares repurchased	—	—	—	—	—
Change in comprehensive income, net of deferred income tax	—	—	359,110	—	359,110
Net income	—	—	—	212,467	212,467
Balance – September 30, 2019	5,306,747	$3,772,682	$1,199,097	$52,505,371	$57,477,150

See notes to condensed consolidated financial statements (unaudited).

7 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
	2019	2018
Cash flows from operating activities:
Net loss	$(735,284)	$(2,700,880)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	402,769	417,261
Bond amortization, net	24,192	160,724
Bad debt expense	(20,766)	384
Net realized investment losses (gains)	12,661	(148)
Changes in assets and liabilities:
Net receivables and accrued investment income	(576,294)	1,874,900
Reinsurance recoverable	(5,616,860)	77,156
Deferred policy acquisition costs	(308,780)	558,841
Other assets	265,208	51,589
Unpaid losses and loss adjustment expenses	(1,162)	163,351
Unearned premiums	2,422,025	(2,610,489)
Advance premium and premium deposits	176,897	159,445
Accrued expenses and other liabilities	433,351	(367,520)
Deferred income taxes	(111,000)	(647,727)
Net Cash Used by Operating Activities	(3,633,043)	(2,863,113)

Cash flows from investing activities:
Purchase of fixed maturity investments	(8,286,568)	(21,034,427)
Proceeds from maturity of fixed maturity investments	7,313,548	16,121,354
Proceeds from sale or call of fixed maturity investments	3,472,794	1,270,296
Net decrease in short-term investments	4,490,954	1,647,778
Additions to property and equipment	(745,389)	(95,947)
Net Cash Provided (Used) by Investing Activities	6,245,339	(2,090,946)

Cash flows from financing activities:
Repurchase of common stock	(2,121)	(216)
Net Cash Used by Financing Activities	(2,121)	(216)

Net increase (decrease) in cash and cash equivalents	2,610,175	(4,954,275)
Cash and cash equivalents at beginning of period	4,917,762	9,366,944
Cash and Cash Equivalents at End of Period	$7,527,937	$4,412,669

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	$8,800

See notes to condensed consolidated financial statements (unaudited).

8 of 31

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unico American Corporation is an insurance holding company whose subsidiaries underwrite and market property and casualty insurance, and transact health insurance, insurance premium financing and membership association services. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Quarterly condensed financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2018 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

9 of 31

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2019, and December 31, 2018, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,269 and 188,625 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended September 30, 2019. The Company repurchased 356 shares of stock during the nine months ended September 30, 2019, in unsolicited transactions at a cost of $2,121 of which $175 was allocated to capital and $1,946 was allocated to retained earnings. The Company repurchased 30 shares of stock during the three and nine months ended September 30, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company has retired or will retire all stock repurchased.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic earnings (loss) per share and diluted earnings (loss) per share computations reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Basic Earnings (Loss) Per Share
Net income (loss)	$212,467	$(661,925)	$(735,284)	$(2,700,880)

Weighted average shares outstanding	5,306,747	5,307,113	5,306,929	5,307,126

Basic earnings (loss) per share	$0.04	$(0.12)	$(0.14)	$(0.51)

Diluted Earnings (Loss) Per Share
Net income (loss)	$212,467	$(661,925)	$(735,284)	$(2,700,880)

Weighted average shares outstanding	5,306,747	5,307,113	5,306,929	5,307,126
Diluted shares outstanding	5,306,747	5,307,113	5,306,929	5,307,126

Diluted earnings (loss) per share	$0.04	$(0.12)	$(0.14)	$(0.51)

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

10 of 31

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's consolidated financial statements, but expects the primary changes to be (i) the use of the expected credit loss model for its premium receivables and reinsurance recoverables and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will primarily impact the Company’s available-for-sale fixed maturities portfolio and reinsurance recoverables. ASU 2016-13 will become effective for fiscal years beginning after December 31, 2019. Since the Company’s fixed income portfolio is invested primarily in higher rated bonds (as of September 30, 2019, 80.1% of available-for-sale fixed maturities, at fair value, were rated “A” or better) and the reinsurance is purchased from financially strong reinsurers, the Company believes the adoption of ASU 2016-13 will not have a material impact to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets.

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

As of September 30, 2019, and December 31, 2018, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30	December 31
	2019	2018

Building and leasehold improvements located in Calabasas, California	$8,400,775	$8,398,275
Furniture, fixtures, and equipment	2,100,976	2,063,549
Computer software	365,330	363,016
Accumulated depreciation and amortization	(3,454,274)	(3,051,505)
Computer software under development	834,653	131,505
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$10,034,945	$9,692,325

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and nine months ended September 30, 2019, was $132,664 and $402,769, respectively, and for the three and nine months ended September 30, 2018, was $135,544 and $417,261, respectively.

11 of 31

For the three and nine months ended September 30, 2019, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $43,158 and $125,545, respectively, and for the three and nine months ended September 30, 2018, rental revenue from non-affiliated tenants in the amount of $89,211 and $264,329, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2019, the Calabasas building incurred operating expenses (including depreciation) in the amount of $126,962 and $482,257, respectively, and $217,263 and $591,372 for the three and nine months ended September 30, 2018, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of September 30, 2019, 5,092 square feet of the Calabasas building was leased to non-affiliated entities and 9,389 square feet was vacant and available to be leased to non-affiliated entities.

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

The following table presents information about the Company’s consolidated financial instruments and their estimated fair values, which are measured on a recurring basis and are allocated among the three levels within the fair value hierarchy, as of September 30, 2019, and December 31, 2018:

12 of 31

	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$15,229,977	$—	$—	$15,229,977
Corporate securities	—	43,061,430	—	43,061,430
Agency mortgage backed securities	—	23,826,397	—	23,826,397
Short-term investments	200,000	—	—	200,000
Total financial instruments at fair value	$15,429,977	$66,887,827	$—	$82,317,804

	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial instruments:
Available-for-sale fixed maturities:
U.S. treasury securities	$16,619,619	$—	$—	$16,619,619
Corporate securities	—	40,003,723	—	40,003,723
Agency mortgage backed securities	—	20,286,795	—	20,286,795
Short-term investments	4,690,954	—	—	4,690,954
Total financial instruments at fair value	$21,310,573	$60,290,518	$—	$81,601,091

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and nine months ended September 30, 2019 and 2018.

NOTE 8 – INVESTMENTS

A summary of investment income, net of investment expenses, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Fixed maturities	$532,307	$498,656	$1,626,843	$1,430,323
Short-term investments and cash equivalents	16,811	14,284	53,278	33,872
Gross investment income	549,118	512,940	1,680,121	1,464,195
Less: investment expenses	(31,007)	(25,381)	(98,627)	(79,231)
Net investment income	$518,111	$487,559	$1,581,494	$1,384,964

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Available-for-sale fixed maturities:
U.S. treasury securities	$15,091,142	$144,814	$(5,979)	$15,229,977
Corporate securities	41,959,625	1,104,193	(2,388)	43,061,430
Agency mortgage-backed securities	23,549,194	280,259	(3,056)	23,826,397
Held-to-maturity fixed securities:
Certificates of deposits	2,292,000	—	—	2,292,000
Total fixed maturities	$82,891,961	$1,529,266	$(11,423)	$84,409,804

13 of 31

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Available-for-sale fixed maturities:
U.S. treasury securities	$16,746,832	$16,069	$(143,282)	$16,619,619
Corporate securities	40,804,425	50,422	(851,124)	40,003,723
Agency mortgage-backed securities	20,751,331	7,757	(472,293)	20,286,795
Held-to-maturity fixed securities:
Certificates of deposits	7,126,000	—	—	7,126,000
Total fixed maturities	$85,428,588	$74,248	$(1,466,699)	$84,036,137

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes is shown below:

	September 30	December 31
	2019	2018

Gross unrealized gains on fixed maturities	$1,529,266	$74,248
Gross unrealized losses on fixed maturities	(11,423)	(1,466,699)
Net unrealized gains (losses) on fixed maturities	1,517,843	(1,392,451)
Deferred federal tax benefit (expense)	(318,746)	292,415
Net unrealized gains (losses), net of deferred income taxes	$1,199,097	$(1,100,036)

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2019
U.S. treasury securities	$1,093,984	$(1,351)	1	$1,998,768	$(4,628)	2
Corporate securities	498,404	(1,596)	1	1,698,824	(792)	2
Agency mortgage-backed securities	3,085,390	(3,056)	3	—	—	—
Total	$4,677,778	$(6,003)	5	$3,697,592	$(5,420)	4

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis, performed by the Company’s independent investment advisor, as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of September 30, 2019, and December 31, 2018, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company did not sell or have any calls of investment securities and there were no realized investment gains or losses during the three months ended September 30, 2019. The Company had one call of an investment security during the three months ended September 30, 2018 and realized a net investment gain of $11 on this call. The Company sold three securities, with amortized cost of $2,997,098, and had one call of an investment security during the nine months ended September 30, 2019. The Company realized net investment losses of $12,661 on these sales and call for the nine months ended September 30, 2019. The Company had two calls of investment securities during the nine months ended September 30, 2018 and realized net investment gains of $148 on these calls. The Company did not sell any investment securities during the three and nine months ended September 30, 2018. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

14 of 31

The Company’s investment in certificates of deposit was $2,292,000 and $7,126,000 as of September 30, 2019, and December 31, 2018, respectively. All of the Company’s certificates of deposit are within the FDIC insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

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

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Nine Months Ended September 30
	2019	2018

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$51,657,155	$49,076,991
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	9,531,602	8,393,550
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	42,125,553	40,683,441

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	13,984,532	15,501,620
Development of insured events of prior years	1,366,836	2,867,960
Total incurred losses and loss adjustment expenses	15,351,368	18,369,580

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	4,531,844	4,781,651
Attributable to insured events of prior years	15,088,952	13,322,413
Total payments	19,620,796	18,104,064

Reserve for unpaid losses and loss adjustment expenses at September 30 – net of reinsurance	37,856,125	40,948,957
Reinsurance recoverable on unpaid losses and loss adjustment expenses	13,799,868	8,291,385
Reserve for unpaid losses and loss adjustment expenses at September 30 – gross of reinsurance	$51,655,993	$49,240,342

15 of 31

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

Unico American Corporation, referred to herein as the "Company” or “Unico," is an insurance holding company. Currently, the Company’s subsidiary Crusader Insurance Company (“Crusader”) underwrites commercial property and casualty insurance, the Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provide marketing and various underwriting support services related to property, casualty, health and life insurance, the Company’s subsidiary American Acceptance Company (“AAC”) provides insurance premium financing, and the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”) provides membership association services.

Total revenues for the three months ended September 30, 2019, were $8,258,966 compared to $8,161,034 for the three months ended September 30, 2018, an increase of $97,932 (1%). Total revenues for the nine months ended September 30, 2019, were $23,189,539 compared to $25,611,377 for the nine months ended September 30, 2018, a decrease of $2,421,838 (10%). The Company had net income of $212,467 for the three months ended September 30, 2019, compared to net loss of $661,925 for the three months ended September 30, 2018. The Company had net loss of $735,284 for the nine months ended September 30, 2019, compared to net loss of $2,700,880 for the nine months ended September 30, 2018.

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

The Company’s financial performance has suffered in recent years, and the Company has reported net losses for each fiscal year beginning with the year ended December 31, 2015. While losses in recent years have been driven primarily by losses from Crusader’s policies and Crusader’s high loss ratios, management believes that other contributing factors include (1) flat or declining revenues due to intense competition, (2) the somewhat-fixed nature of many of the Company’s expenses relative to flat or declining revenues, (3) the failure to have replaced or upgraded the Company’s legacy IT system in order to process Crusader’s smaller premium accounts more efficiently, and (4) the failure to have shifted focus to larger premium accounts and fee-for-service operations.

16 of 31

In 2018, the Company determined that the cost to replace its legacy IT system would be between $4,000,000 and $8,000,000, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system, an upgrade that then seemed to offer more incremental benefits in a shorter timeframe. While initially expected to be completed by the end of 2019, at a cost of approximately $300,000, excluding costs of Unico's employees involved in the upgrade, the system upgrade is now expected to be completed by the end of 2020, at a cost of approximately $1,200,000, excluding costs of Unico's employees involved in the upgrade, due to unexpected technical challenges. In light of the significant delays and increases in cost associated with its legacy upgrade project, the Company has deployed additional resources toward the management of this project and has renegotiated the relationship that it has with the non-affiliated vendor working on this project.

To improve Crusader's loss ratios, beginning in January 2017, the Company made significant changes in its staffing and in its pricing and risk selection practices. To improve revenues the Company is working to improve its sales in the markets that it has historically served, to gain access to markets that it has not previously served, and to generate new sources of revenue on a fee-for-service basis. For example, the Unifax operations are seeking opportunities to transact admitted and non-admitted business with non-affiliated insurers, where Crusader will not be underwriting the risk, providing Unifax with a wider range of possibilities for their products and services; also, the Company re-activated its US Risk Managers, Inc. subsidiary so that it can provide claims adjustment services to non-affiliated insurers and to self-insurers on a fee-for-service basis (i.e., where Crusader will not be underwriting the risk), providing the potential for an alternative revenue source to the Company; also, the Company plans to execute a "fronting" agreement with a non-admitted, non-affiliated insurer that is rated "A-" or better by A.M. Best Company thereby providing Unifax and Crusader with a wider range of possibilities for their products and services.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from funds generated primarily from the insurance company operation. The insurance company operation generated approximately 92% of consolidated revenues for the three and nine months ended September 30, 2019, compared to 92% of consolidated revenues for the three and nine months ended September 30, 2018. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of September 30, 2019, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.8% of direct written premium, which represents written premium before cession to reinsurers, during the three and nine months ended September 30, 2019 and 99.6% of direct written premium during the three and nine months ended September 30, 2018).

Crusader’s total direct written premium, as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	Change	2019	2018	Change

California	$9,444,753	$7,846,050	$1,598,703	$27,397,892	$24,226,389	$3,171,503
Arizona	—	(660)	660	31,593	54,899	(23,306)
Washington	—	—	—	(1,149)	6,444	(7,593)
Total direct written premium	$9,444,753	$7,845,390	$1,599,363	$27,428,336	$24,287,732	$3,140,604

17 of 31

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

The following is a reconciliation of direct written premium to net earned premium which represents earned premium after cession to reinsurers:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Direct written premium	$9,444,753	$7,845,390	$27,428,336	$24,287,732
Less: written premium ceded to reinsurers	(1,788,682)	(1,586,784)	(5,205,210)	(5,029,226)
Net written premium	7,656,071	6,258,606	22,223,126	19,258,506
Change in direct unearned premium	(660,216)	666,183	(2,422,025)	2,610,489
Change in ceded unearned premium	(17,157)	(345)	(40,140)	100,021
Net earned premium	$6,978,698	$6,924,444	$19,760,961	$21,969,016

The insurance company operation’s underwriting profitability is defined by pre-tax underwriting gain, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting gain (loss) before income taxes is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	Change	2019	2018	Change

Net written premium	$7,656,071	$6,258,606	$1,397,465	$22,223,126	$19,258,506	$2,964,620
Change in net unearned premium	(677,373)	665,838	(1,343,211)	(2,462,165)	2,710,510	(5,172,675)
Net earned premium	6,978,698	6,924,444	54,254	19,760,961	21,969,016	(2,208,055)
Less:
Losses and loss adjustment expenses	5,137,974	5,638,620	(500,646)	15,351,368	18,369,580	(3,018,212)
Policy acquisition costs	1,194,870	1,375,222	(180,352)	3,571,065	4,512,203	(941,138)
Total underwriting expenses	6,332,844	7,013,842	(680,998)	18,922,433	22,881,783	(3,959,350)
Underwriting gain (loss) before income taxes	$645,854	$(89,398)	$735,252	$838,528	$(912,767)	$1,751,295

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

The following is a reconciliation of Crusader’s underwriting gain (loss) before income taxes to the Company’s income (loss) before taxes:

18 of 31

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Underwriting gain (loss) before income taxes	$645,854	$(89,398)	$838,528	$(912,767)
Insurance company operation revenues:
Investment income	518,108	487,538	1,581,482	1,384,748
Net realized investment gains (losses)	—	11	(12,661)	148
Other income	114,531	125,958	22,660	293,847
Other insurance operations revenues:
Gross commissions and fees	581,100	578,485	1,656,371	1,856,592
Investment income	3	21	12	216
Finance charges and fees earned	66,526	44,575	169,896	97,051
Other income	—	2	10,818	9,759
Less expenses:
Salaries and employee benefits	1,021,597	1,142,827	3,062,251	3,557,408
Commissions to agents/brokers	40,946	43,381	132,144	125,262
Other operating expenses	532,853	773,125	1,896,386	2,383,965
Income (loss) before taxes	$330,726	$(812,141)	$(823,675)	$(3,337,041)

The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company did not carry a premium deficiency reserve as of September 30, 2019, and December 31, 2018.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	Change	2019	2018	Change

Losses and loss adjustment expenses:
Provision for insured events of current year	$4,299,018	$4,840,242	$(541,224)	$13,984,532	$15,501,620	$(1,517,088)
Development of insured events of prior years	838,956	798,378	40,578	1,366,836	2,867,960	(1,501,124)
Total losses and loss adjustment expenses	$5,137,974	$5,638,620	$(500,646)	$15,351,368	$18,369,580	$(3,018,212)

Losses and loss adjustment expenses were 74% and 78% of net earned premium for the three and nine months ended September 30, 2019, respectively, compared to 81% and 84% of net earned premium for the three and nine months ended September 30, 2018, respectively. For further analysis, refer to “Results of Operations.”

On January 17, 2019, the A.M. Best Company downgraded Crusader’s Financial Strength Rating to “B++” (Good) from “A-” (Excellent) and the Long-Term Issuer Credit Rating to “bbb+” from “a-”. The outlook of the Financial Strength Rating has been revised to stable from negative while the outlook of the Long-Term Issuer Credit Rating remains negative.  The rating downgrades reflect a revision in A.M. Best’s assessment of the company’s operating performance to “adequate” from “strong.” Some of Crusader’s policyholders, or the lenders, landlords or clients of Crusader’s policyholders, require insurance from a company that has an A.M. Best Company rating of “A-” or higher, and the A.M. Best Company’s changed rating of Crusader may also have a negative impact on Crusader’s reputation. Therefore, Crusader’s changed rating may have a negative impact on the Company’s revenue and results of operations. The Company cannot quantify the impact that the rating change will have on its revenue and results of operations, and the Company cannot determine if or when Crusader might regain the “A-” rating from the A.M. Best Company. The Company does not expect Crusader to regain the A.M. Best Company “A-” rating prior to January of 2021.

19 of 31

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

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 8% of total revenues in the three and nine months ended September 30, 2019, and September 30, 2018.

Investments

The Company generated revenues from its total invested assets of $83,091,961 (at amortized cost) and $89,933,321 (at amortized cost) as of September 30, 2019 and 2018, respectively.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations revenue increased $30,552 (6%) and $196,530 (14%) to $518,111 and $1,581,494 for the three and nine months ended September 30, 2019, respectively, compared to $487,559 and $1,384,964 for the three and nine months ended September 30, 2018, respectively. This increase in net investment income was due primarily to increase in the yield on average invested assets.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of September 30, 2019, all of the Company’s investments are in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of September 30, 2019, the weighted average maturity of the Company’s investments was approximately 7.2 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 2.9 years.

LIQUIDITY AND CAPITAL RESOURCES

Crusader has a significant amount of cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, cash equivalents, and investments (at amortized cost) of the Company at September 30, 2019, were $90,619,898 compared to $95,037,304 at December 31, 2018. Crusader's cash, cash equivalents, and investments were 99% and 98% of the total cash and investments (at amortized cost) held by the Company as of September 30, 2019, and December 31, 2018, respectively.

As of September 30, 2019, all of the Company’s investments are in U.S. treasury securities, FDIC insured certificates of deposit, other fixed maturity securities, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The Company’s investments, at amortized cost, were as follows:

	September 30	December 31
	2019	2018

Fixed maturities:
Certificates of deposit	$2,292,000	$7,126,000
U.S. treasury securities	15,091,142	16,746,832
Corporate securities	41,959,625	40,804,425
Agency mortgage-backed securities	23,549,194	20,751,331
Total fixed maturities	82,891,961	85,428,588
Short-term investments	200,000	4,690,954
Total investments	$83,091,961	$90,119,542

The short-term investments include U.S. treasury bills and certificates of deposit that are all highly rated and have initial maturity between three and twelve months. Amortized costs of the short-term investments approximate their fair values.

20 of 31

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of September 30, 2019, and December 31, 2018, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,269 and 188,625 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company did not repurchase any stock during the three months ended September 30, 2019. The Company repurchased 356 shares of stock during the nine months ended September 30, 2019, in unsolicited transactions at a cost of $2,121 of which $175 was allocated to capital and $1,946 was allocated to retained earnings. The Company repurchased 30 shares of stock during the three and nine months ended September 30, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company has retired or will retire all stock repurchased.

The Company reported $3,633,043 net cash used by operating activities for the nine months ended September 30, 2019, an increase of $769,930, compared to $2,863,113 net cash used by operating activities for the nine months ended September 30, 2018. Fluctuations in cash flows from operating activities generally relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The increase in net cash used by operating activities during the nine months ended September 30, 2019, was due primarily to increase in reinsurance recoverables associated with several large losses which were incurred during the three months ended September 30, 2019, partially offset by higher unearned premium reserves associated with the increase in direct written premium during the three months ended September 30, 2019. The variability of the Company's losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

21 of 31

While material capital expenditures may be funded through borrowings, the Company believes that its cash, cash equivalents, and short-term investments at September 30, 2019, net of statutory deposits of $710,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.

RESULTS OF OPERATIONS

All comparisons made in this discussion are comparing the three and nine months ended September 30, 2019, to the three and nine months ended September 30, 2018, unless otherwise indicated.

For the three and nine months ended September 30, 2019, total revenues were $8,258,966, an increase of $97,932 (1%) and $23,189,539, a decrease of $2,421,838 (9%) compared to total revenues of $8,161,034 and $25,611,377 for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, the Company had income before taxes of $330,726 and loss before taxes of $823,675, respectively, compared to loss before taxes of $812,141 and $3,337,041, for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, the Company had net income of $212,467 and net loss of $735,284, respectively, compared to net loss of $661,925 and $2,700,880 for the three and nine months ended September 30, 2018, respectively.

The increase in revenues of $97,932 for the three months ended September 30, 2019, when compared to the three months ended September 30, 2018, was primarily due to an increase in net earned premium of $54,254 (1%) and an increase in net investment income of $30,552 (6%). The decrease in revenues of $2,421,838 for the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018, was primarily due to a decrease in net earned premium of $2,208,055 (10%).

The variance in income before tax for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due primarily to a decrease in loss and loss adjustment expenses of $500,646 (9%), a decrease in policy acquisition costs of $180,352 (13%), a decrease in salaries and employee benefits of $121,230 (11%) and a decrease in other operating expenses of $240,272 (31%). The variance in loss before tax for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to a decrease in losses and loss adjustment expenses of $3,018,212 (16%), a decrease in policy acquisition costs of $941,138 (21%), a decrease in salaries and employee benefits of $495,157 (14%), a decrease in other operating expenses of $487,579 (20%), partially offset by a decrease in net earned premium of $2,208,055 (10%).

Written premium

Written premium is a required statutory measure. Direct written premium (written premium before reinsurance) reported on Crusader’s statutory financial statements increased $1,599,363 (20%) and $3,140,604 (13%) to $9,444,753 and $27,428,336 for the three and nine months ended September 30, 2019, respectively, compared to $7,845,390 and $24,287,732 for the three and nine months ended September 30, 2018, respectively.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, innovation, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. The Company believes that it can grow its sales and profitability through improved specialization and sales incentives, currently focused in four underwriting verticals: (1) Transportation, (2) Food, Beverage & Entertainment, (3) Garage & Mercantile, and (4) Apartments & Commercial Buildings. The increases in direct written premium for the three and nine months ended September 30, 2019, are due to growth in the Company's Transportation underwriting vertical partially offset by declines in the other three underwriting verticals.

Direct earned premium

Direct earned premium (earned premium before reinsurance) increased $272,964 (3%) to $8,784,537 and decreased $1,891,910 (7%) to $25,006,311 for the three and nine months ended September 30, 2019, respectively, compared to $8,511,573 and $26,898,221, for the three and nine months ended September 30, 2018, respectively. The Company writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The increase in direct earned premium for the three months ended September 30, 2019, was due primarily to an increase in direct written premium. The decrease in direct earned premium for the nine months ended September 30, 2019, was due primarily to a decrease direct written premium in 2018.

22 of 31

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $218,710 (14%) to $1,805,839 and $316,145 (6%) to $5,245,350 for the three and nine months ended September 30, 2019, compared to $1,587,129 and $4,929,205 for the three and nine months ended September 30, 2018, respectively. Ceded earned premium as a percentage of direct earned premium was 21% for the three and nine months ended September 30, 2019 and 19% and 18% for the three and nine months ended September 30, 2018, respectively. The increase in the ceded earned premium as a percentage of direct earned premium for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was due primarily to higher rates on Crusader’s excess of loss reinsurance treaties.

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar year 2019, Crusader will retain a participation in its multiple lines excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty. In calendar year 2018, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe excess of loss reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2019 and 2018, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

The Company evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2019, all such ceded contracts are accounted for as risk transfer reinsurance.

Net investment income

Net investment income increased $30,552 (6%) to $518,111 and $196,530 (14%) to $1,581,494 for the three and nine months ended September 30, 2019, respectively, compared to $487,559 and $1,384,964 for the three and nine months ended September 30, 2018, respectively. This increase in investment income was due primarily to an increase in the yield on average invested assets. The Company had no net realized gains or losses for the three months ended September 30, 2019. The Company had net realized investment losses of $12,661 for the nine months ended September 30, 2019. The Company had net realized gains of $11 and $148 for the three and nine months ended September 30, 2018, respectively.

Net investment income, excluding net realized investment losses, and average annualized yields on the Company’s average invested assets are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Average invested assets (1) - at amortized cost	$84,140,699	$88,624,874	$86,605,752	$89,016,110
Net investment income from:
Invested assets (2)	$501,543	$473,317	$1,545,456	$1,355,918
Cash equivalents	16,568	14,242	36,038	29,046
Total investment income	$518,111	$487,559	$1,581,494	$1,384,964
Annualized yield on average invested assets (3)	2.4%	2.1%	2.4%	2.0%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)	Investment income from insurance company operation included $31,007 and $98,627 of investment expense for the three and nine months ended September 30, 2019, respectively, compared to $25,381 and $79,231 of investment expense for the three and nine months ended September 30, 2018.

(3)	Annualized yield on average invested assets did not include the investment income from cash equivalents.

23 of 31

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at September 30, 2019
Due in one year	$10,244,000	$10,233,103	$10,248,305	2.1%
Due after one year through five years	39,493,981	39,451,393	40,045,866	2.6%
Due after five years through ten years	14,814,475	14,881,270	15,586,820	3.2%
Due after ten years and beyond	17,908,673	18,326,195	18,528,813	2.9%
Total	$82,461,129	$82,891,961	$84,409,804	2.7%

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at December 31, 2018
Due in one year	$9,328,000	$9,326,886	$9,311,678	1.3%
Due after one year through five years	43,893,000	43,821,970	43,211,883	2.5%
Due after five years through ten years	15,788,408	15,876,016	15,497,513	3.2%
Due after ten years and beyond	15,964,156	16,403,716	16,015,063	2.8%
Total	$84,973,564	$85,428,588	$84,036,137	2.5%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 7.2 years as of September 30, 2019, and 6.5 years as of December 31, 2018.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2019
U.S. treasury securities	$1,093,984	$(1,351)	1	$1,998,768	$(4,628)	2
Corporate securities	498,404	(1,596)	1	1,698,824	(792)	2
Agency mortgage-backed securities	3,085,390	(3,056)	3	—	—	—
Total	$4,677,778	$(6,003)	5	$3,697,592	$(5,420)	4

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis, performed by the Company’s independent investment advisor, as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of September 30, 2019, and December 31, 2018, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company did not sell or have any calls of investment securities and there were no realized investment gains or losses during the three months ended September 30, 2019. The Company had one call of an investment security during the three months ended September 30, 2018 and realized a net investment gain of $11 on this call. The Company sold three securities, with amortized cost of $2,997,098, and had one call of an investment security during the nine months ended September 30, 2019. The Company realized net investment losses of $12,661 on these sales and call for the nine months ended September 30, 2019. The Company had two calls of investment securities during the nine months ended September 30, 2018 and realized net investment gains of $148 on these calls. The Company did not sell any investment securities during the three and nine months ended September 30, 2018. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

24 of 31

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations decreased $11,429 (9%) to $114,531 and decreased $270,128 (89%) to $33,478 for the three and nine months ended September 30, 2019, respectively, compared to $125,960 and $303,606 for the three and nine months ended September 30, 2018, respectively. The decrease in other income during the three months ended September 30, 2019 is due primarily to a decrease in rental income of $46,054, a decrease in provisional reinsurance income of $10,378, offset by an increase of $45,664 in Crusader’s share of California FAIR Plan equity. The decrease in other income during the nine months ended September 30, 2019 is due primarily to a decrease in rental income of $138,784 and a decrease of $167,722 in Crusader’s share of California FAIR Plan equity.

Gross commissions and fees

Gross commissions and fees increased $2,615 (0%) to $581,100 and decreased $200,221 (11%) to $1,656,371 for the three and nine months ended September 30, 2019, respectively, compared to gross commissions and fees of $578,485 and $1,856,592 for the three and nine months ended September 30, 2018, respectively.

The changes in gross commission and fee income for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	Change	2019	2018	Change

Policy fee income	$276,047	$334,124	$(58,077)	$870,082	$1,089,374	$(219,292)
Health insurance program	283,700	229,205	54,495	717,590	719,846	(2,256)
Membership and fee income	21,353	15,156	6,197	68,699	47,372	21,327
Total	$581,100	$578,485	$2,615	$1,656,371	$1,856,592	$(200,221)

Unifax sells and services property and casualty insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under "Accrued expenses and other liabilities." The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $58,077 (17%) and $219,292 (20%) in the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, due primarily to reduction in Crusader's policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $54,495 (24%) and decreased 2,256 (0%) in the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. The fluctuation in commission income reported in the three and nine months ended September 30, 2019, when compared to the prior year period, is primarily a result of the timing of commission receipts.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income increased $6,197 (41%) and $21,327 (45%) for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. This increase is primarily a result of an increase in administration fees.

25 of 31

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC increased $21,951 (49%) to $66,526 and $72,845 (75%) to $169,896 for the three and nine months ended September 30, 2019, respectively, compared to $44,575 and $97,051 in fees earned during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2019, AAC issued 404 and 1,267 loans, respectively, and had 1,254 loans outstanding as of September 30, 2019. During the three and nine months ended September 30, 2018, AAC issued 515 and 1,058 loans, respectively, and had 1,727 loans outstanding as of September 30, 2018. AAC provides premium financing only for Crusader policies produced by Unifax in California. From July 2010 to March 1, 2018, AAC offered 0% financing on policies produced by Unifax for Crusader. From March 1, 2018 to March 31, 2019, the annual percentage rate charged by AAC on new loans increased from 0% to a single fixed interest rate. Effective April 1, 2019, the Company converted from the single fixed interest rate for all financed policies to a tiered interest rate structure under which different fixed interest rates are charged based on amount of underlying financed premium.

Losses and loss adjustment expenses

Loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 74% and 78% for the three and nine months ended September 30, 2019, compared to 81% and 84% for the three and nine months ended September 30, 2018. Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended September 30
	2019	2019 Loss Ratio	2018	2018 Loss Ratio	Change

Net earned premium	$6,978,698		$6,924,444		$54,254

Losses and loss adjustment expenses:
Provision for insured events of current year	4,299,018	62%	4,840,242	70%	(541,224)
Development of insured events of prior years	838,956	12%	798,378	11%	40,578
Total losses and loss adjustment expenses	$5,137,974	74%	$5,638,620	81%	$(500,646)

	Nine Months Ended September 30
	2019	2019 Loss Ratio	2018	2018 Loss Ratio	Change

Net earned premium	$19,760,961		$21,969,016		$(2,208,055)

Losses and loss adjustment expenses:
Provision for insured events of current year	13,984,532	71%	15,501,620	71%	(1,517,088)
Development of insured events of prior years	1,366,836	7%	2,867,960	13%	(1,501,124)
Total losses and loss adjustment expenses	$15,351,368	78%	$18,369,580	84%	$(3,018,212)

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

The $4,299,018 provision for insured events of current year for the three months ended September 30, 2019, was $541,224 lower than the $4,840,242 provision for insured events of current year for the three months ended September 30, 2018, due primarily to lower-than-expected claims costs for Transportation liability claims associated with better than anticipated actual claim costs emergence.

26 of 31

The $838,956 adverse development of insured events of prior years for the three months ended September 30, 2019, was $40,578 higher than the $798,378 adverse development for the three months ended September 30, 2018, due primarily to increases in incurred losses and loss adjusted expenses on reported claims as a result of higher frequency and severity of Apartments & Commercial Buildings liability claims offset by lower severity of Food, Beverage & Entertainment liability claims for insured events of prior years during the three months ended September 30, 2019.

The $13,984,532 provision for insured events of current year for the nine months ended September 30, 2019, was $1,517,088 lower than the $15,501,620 provision for insured events of current year for the nine months ended September 30, 2018, due primarily to a reduction in Food, Beverage & Entertainment net earned premium during the nine months ended September 30, 2019.

The $1,366,836 adverse development of insured events of prior years for the nine months ended September 30, 2019, was $1,501,124 lower than the $2,867,960 adverse development for the nine months ended September 30, 2018, due primarily to decreases in incurred losses and loss adjusted expenses on reported claims as a result of lower frequency and severity of Food, Beverage & Entertainment liability claims for insured events of prior years during the nine months ended September 30, 2019.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since September 30, 2017:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
September 30, 2019	$4,299,018	$838,956	$5,137,974
June 30, 2019	5,134,626	(75,675)	5,058,951
March 31, 2019	4,550,888	603,555	5,154,443
December 31, 2018	5,134,166	53,997	5,188,163
September 30, 2018	4,840,242	798,378	5,638,620
June 30 , 2018	4,652,240	276,963	4,929,203
March 31, 2018	6,009,138	1,792,619	7,801,757
December 31, 2017	5,330,275	808,481	6,138,756
September 30, 2017	5,982,245	3,935,651	9,917,896

Crusader experienced adverse development of insured events of prior years during the three and nine months ended September 30, 2019, and nine months ended September 30, 2018, due primarily to habitability claims associated with Crusader's Apartment Buildings policies. With respect to such habitability claims, in recent periods Crusader experienced increases in frequency and in severity per claimant due to changes in the legal environment associated with "social inflation". Social inflation encompasses several concepts, including the emergence of new classes or types of claims, changes in judicial awards, and other changes beyond assumed levels that impact the cost of claims. For example, while Crusader has underwritten Apartment Building risks in California for over 30 years, the frequency and severity of habitability claims arising from those risks grew significantly in recent years, a problem that was compounded by California's relatively pro-tenant, anti-landlord legal climate and the legal climate pertaining to applicability of insurance coverage for losses or claims not traditionally considered to be covered. In May 2018, Crusader began implementing significant changes to its practice of underwriting Apartment Building risks, changes meant to mitigate the increased risks caused by such social inflation. Crusader revised its strategy as to issuing its policies and as to the handling of such claims, whereby it now issues more restrictive policy language, charges higher premiums, and handles claims from prior policies so as to more precisely reserve and enforce its rights while observing its duty to defend and to indemnify only covered losses. The goal of these changes is to create a more predictable, well-managed underwriting environment, protecting against runaway verdicts, unexpected losses and bad-faith exposures, so that the Company can continue to serve the Apartment Building market segment.

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

27 of 31

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

Policy acquisition costs

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on ceded premium associated with property facultative excess of loss or catastrophe excess of loss reinsurance treaties. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	Change	2019	2018	Change

Policy acquisition costs	$1,194,870	$1,375,222	$(180,352)	$3,571,065	$4,512,203	$(941,138)
Ratio to net earned premium (GAAP ratio)	17%	20%		18%	21%

Policy acquisition costs decreased during the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, due primarily to lower effective commission rate as a result of a change in business mix.

28 of 31

Salaries and employee benefits

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended September 30
	2019	2018	Change

Total salaries and employee benefits incurred	$1,966,406	$1,885,611	$80,795
Less: charged to losses and loss adjustment expenses	(530,122)	(443,247)	(86,875)
Less: capitalized to policy acquisition costs	(332,568)	(299,537)	(33,031)
Less: capitalized to IT system upgrade	(82,119)	—	(82,119)
Net amount charged to operating expenses	$1,021,597	$1,142,827	$(121,230)

	Nine Months Ended September 30
	2019	2018	Change

Total salaries and employee benefits incurred	$5,737,989	$5,953,873	$(215,884)
Less: charged to losses and loss adjustment expenses	(1,532,583)	(1,325,496)	(207,087)
Less: capitalized to policy acquisition costs	(950,032)	(1,070,969)	120,937
Less: capitalized to IT system upgrade	(193,123)	—	(193,123)
Net amount charged to operating expenses	$3,062,251	$3,557,408	$(495,157)

The increase in the total salaries and employee benefits incurred for the three months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was due primarily to an increase in the headcount for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The decrease in the total salaries and employee benefits incurred for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a decrease in the headcount and several managerial vacancies for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Commissions to agents/brokers

Commissions to agents/brokers decreased $2,435 (6%) to $40,946 and increased $6,882 (5%) to $132,144 for the three and nine months ended September 30, 2019, respectively, compared to $43,381 and $125,262 for the three and nine months ended September 30, 2018. These fluctuations in commissions to agents/brokers were due primarily to timing of payment receipts.

Other operating expenses

Other operating expenses decreased $240,272 (31%) to $532,853 and $487,579 (20%) to $1,896,386 for the three and nine months ended September 30, 2019, respectively, compared to $773,125 and $2,383,965 for the three and nine months ended September 30, 2018. The decrease in other operating expenses for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due to lower costs of temporary help, timing of expenses, and a number of various insignificant fluctuations.

Income tax expense/benefit

Income tax expense was $118,259 (36% of pre-tax income) for the three months ended September 30, 2019, and income tax benefit was $88,391 (11% of pre-tax loss) for the nine months ended September 30, 2019, compared to an income tax benefit of $150,216 (18% of pre-tax loss) and $636,161 (19% of pre-tax loss) for the three and nine months ended September 30, 2018, respectively. The fluctuations in income tax rate as a percentage of pre-tax income or loss for the three months and nine months ended September 30, 2019, when compared to the three months and nine months and nine months ended September 30, 2018, is primarily due to an increase in the valuation allowance related to deferred tax assets on federal net operating losses. The calculated tax rate for the nine months ended September 30, 2019, consisted of a federal tax benefit rate of 21% and a state income tax benefit rate of 7.7%. The calculated tax rate for the nine months ended September 30, 2018, consisted of a federal tax benefit rate of approximately 21% and a state income tax benefit rate of 0.8%.

OFF-BALANCE SHEET ARRANGEMENTS

During the periods presented, there were no off-balance sheet transactions, unconditional purchase obligations or similar instruments and the Company was not a guarantor of any other entities’ debt or other financial obligations.

29 of 31

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. The Company has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies and has therefore omitted the information required under Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2019, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2019.

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

ITEM 1A. RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, in response to Item 1A to Part I of Form 10-K and in the Company’s Form10-Q for the quarter ended September 30, 2019, in response to Item 1A to Part II of Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

30 of 31

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: November 14, 2019 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: November 14, 2019 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer and Secretary, (Principal

Accounting and Principal Financial Officer)

31 of 31