Form 10-K
period 2019-12-31
UNICO AMERICAN CORP
filed 2020-03-30
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019	Commission File No. 000-03978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26050 Mureau Road, Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, No Par Value	UNAM	The Nasdaq Stock Market LLC

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

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 28, 2019, the last business day of Registrant’s most recently completed second fiscal quarter, was $16,009,563.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2020
Common Stock, no par value per share	5,305,742

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(a) by a date no later than 120 days after December 31, 2019, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

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

• the impact of the recent coronavirus outbreak;

• changes in accounting standards issued by the Financial Accounting Standards Board;

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

• downgrade in financial strength rating or long-term issuer credit rating by A.M. Best;

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

• insolvency, financial difficulties, or default in performance of obligations by parties with significant contracts or relationships

• ability to effectively compete;

• maximization of long-term value and no focus on short-term earnings expectations;

• control by a small number of stockholders;

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

PART I

Item 1. Business.

Unico American Corporation is an insurance holding company. Currently, the Company’s subsidiary Crusader Insurance Company (“Crusader”) underwrites commercial property and casualty insurance, the Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provide marketing and various underwriting support services related to property, casualty, health and life insurance, the Company’s subsidiary American Acceptance Company (“AAC”) provides insurance premium financing, and the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”) provides membership association services. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969.

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s major segment, the insurance company operation, and other insurance operations. The insurance company operation is conducted through Crusader, Unico’s property and casualty insurance company. Revenues from insurance company operation and other insurance operations for the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019		2018		2017
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company operation	$28,945,799	92.3%	$31,028,500	92.3%	$33,972,236	92.3%

Other Insurance operations
Gross commissions and fees:
Health insurance program commission income	939,689	3.0%	944,755	2.9%	1,047,593	2.8%
Policy fee income	1,146,420	3.6%	1,408,592	4.2%	1,622,032	4.5%
Daily automobile rental insurance program commission	—	—	—	—	4,375	—
Association operations membership and fee income	90,549	0.3%	76,035	0.2%	70,016	0.2%
Total gross commission and fee income	2,176,658	6.9%	2,429,382	7.3%	2,744,016	7.5%
Investment income	14	—	229	—	331	—
Finance fees earned	239,524	0.8%	144,925	0.4%	74,834	0.2%
Other income	10,819	—	9,760	—	65	—
Total other insurance operations	2,427,015	7.7%	2,584,296	7.7%	2,819,246	7.7%
Total revenues	$31,372,814	100.0%	$33,612,796	100.0%	$36,791,482	100.0%

INSURANCE COMPANY OPERATION

General

The Company’s insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.9%, 99.8%, and 99.7% of direct written premium (before reinsurance ceded) in 2019, 2018, and 2017, respectively. Crusader underwrites three statutory annual statement lines of business: (1) commercial multiple peril (“CMP”), (2) liability other than automobile and products, and (3) fire. During the years ended December 31, 2019, 2018, and 2017, CMP policies comprised 98%, 98%, and 99% of Crusader’s direct written premium, respectively. CMP policies include both property and liability coverages. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis which provides either commercial property or commercial liability coverage, but not both. Crusader is domiciled in California; and, as of December 31, 2019, Crusader is licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

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

Adjusting of Claims

Crusader currently manages all of its claims with a staff of in-house claim adjusters. This staff adjusts claims and oversees all outside claim services such as attorneys, independent or outside claim adjusters, investigators, and experts as necessary. Crusader has requested a regulatory approval from California Department of Insurance (“CA DOI”) to move its claims adjusting function to its affiliate, U.S. Risk Managers, Inc. If such approval is granted, in addition to Crusader, U.S. Risk Managers, Inc. plans to offer claims adjusting services to non-affiliated entities.

Reinsurance

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge Crusader from primary liability under its policies. If the reinsurer fails to meet its obligations, Crusader must nonetheless pay its policy obligations. Crusader’s primary excess of loss reinsurance agreements, or treaties, during the years ended December 31, 2019, 2018, and 2017 are as follows:

Loss Year	Reinsurers	A.M. Best Rating	Retention

2019	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

2018	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

2017	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar year 2019, Crusader retained a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty. In calendar year 2018, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty. In calendar year 2017, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $3,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2019, 2018, and 2017, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

Crusader has no reinsurance recoverable balances in dispute.

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2019, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of ceded earned premium to the reinsurers was $7,220,734, $6,478,500, and $6,656,508 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

	Year ended December 31
Statutory Accounting Basis:	2019	2018	2017

Net written premium	$28,650,820	$25,874,020	$31,628,111
Statutory surplus	$46,498,960	$50,148,258	$50,446,888
Ratio	0.6 to 1	0.5 to 1	0.6 to 1

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

Regulation

The insurance company operation is subject to regulation by the CA DOI and by the insurance departments of other states in which Crusader is licensed. The insurance departments have broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules, and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premium, losses, and other purposes. The regulations and supervision by the insurance departments are designed principally for the benefit of policyholders and not for the stockholders of the insurance company. The insurance departments may perform market conduct examinations of Crusader to ensure compliance with applicable laws and regulations with respect to rating, underwriting and claims handling practices. The most recent market conduct examination of Crusader was conducted by the CA DOI and covered the rating and underwriting practices in California during the period June 1, 2015, through August 31, 2015.  The examination report was adopted by the CA DOI on January 9, 2017.  All issues identified during the examination were resolved to the satisfaction of the CA DOI and Crusader.  None of the issues identified during the examination had any material effect on Crusader.  The CA DOI conducts periodic financial examinations of Crusader. During 2017, the CA DOI completed a financial examination of Crusader’s December 31, 2015, statutory financial statements. On June 23, 2017, a report of examination was officially filed and became part of the records of the CA DOI. The Company has complied with all comments and recommendations identified in the report of examination, and none of the issues in that report of examination had any material effect on Crusader.

The NAIC uses a Risk-Based Capital (“RBC”) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establish uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2019, was 641% of the authorized control level RBC.

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

In 2019, Crusader was outside the usual value range on the following one of the 13 IRIS ratio tests:

IRIS Ratio	Unusual Value	Crusader’s Result

5 – two-year overall operating ratio	Over 100%	106.0%

For the year ended December 31, 2019, Crusader was outside the usual value range on IRIS ratio 5 due primarily to Crusader’s net loss of $2,190,703. Crusader’s net loss during the year ended December 31, 2019, was due primarily to adverse development of insured events of prior years.

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

California Insurance Guarantee Association

The California Insurance Guarantee Association (“CIGA”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which such insurers’ assets as insufficient to satisfy. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on written premium in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2019, 2018, and 2017 calendar years.

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

Rating

Insurance companies are rated to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. These ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time. Ratings focus primarily on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, market segment position and growth opportunities, marketing, sales conduct practices, investment operations, enterprise risk management, minimum statutory surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

The claims-paying abilities of insurers are rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Claims-paying ratings are important for the marketing of certain insurance products.

On January 17, 2019, A.M. Best Company downgraded Crusader’s Financial Strength Rating to B++ (Good) from A- (Excellent) and its Long-Term Issuer Credit Rating (Long-Term ICR”) to bbb+ from a-. The outlook of the Financial Strength Rating was revised at that time to stable from negative while the outlook of the Long-Term Issuer Credit Rating remained negative.  The rating downgrades reflected a revision in A.M. Best’s assessment of Crusader’s operating performance to adequate from strong.

On January 30, 2020, A.M. Best Company affirmed Crusader’s Financial Strength Rating of B++ (Good) and further downgraded Crusader’s Long-Term Issuer Credit Rating (“Long-Term ICR”) to “bbb” from “bbb+”. The outlook of the FSR of Crusader remains stable while the outlook of the Long-Term ICR of Crusader was revised to stable from negative.  Also on January 30, 2020, A.M Best downgraded the Long-Term ICR of Unico to “bb” from “bb+”. The outlook of the Long-Term ICR of Unico was revised to stable from negative.

The ratings reflect Crusader’s balance sheet strength, which A.M. Best categorizes as very strong, as well as its marginal operating performance, limited business profile and marginal enterprise risk management.  The downgrade of the Long-Term ICR reflects a revision in A.M. Best’s assessment of Crusader‘s operating performance to marginal from adequate.  According to A.M. Best, (i) the downgrades consider a material decline in Crusader’s operating performance, resulting from sub-par underwriting results in a relatively compact time frame, (ii) Crusader’s adverse performance has been amplified by increased frequency and severity of apartment building insurance related claims, (iii) multiple operating metrics of Crusader trail the commercial casualty composite on a five-year and 10-year basis, and (iv) the consequential business changes being implemented to address these conditions lead to significant execution risk in returning Crusader’s operational results to historical levels.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the “Act”) was signed into law. The Act was extended in 2005, reauthorized in 2007, 2017 and 2019, and is set to expire on December 31, 2027. The Act establishes a program within the Department of the Treasury in which the federal government will share the risk of loss from acts of terrorism with the insurance industry. Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism. No act shall be certified as an act of terrorism unless the terrorist act results in aggregate losses in excess of $5 million.

Under the reauthorized Act, the federal government will pay the following percentages of covered terrorism losses exceeding the statutorily established deductible for the reported years and remaining years under the Act:

Loss Year	Coverage Percentage

2017	83%
2018	82%
2019	81%
2020-2027	80%

All property and casualty insurance companies are required to participate in the program to the extent that they must make available property and casualty insurance coverage for terrorism that does not differ materially from the terms, amounts and other coverage limitations applicable to losses arising from events other than acts of terrorism.

The Company does not write policies on properties considered targets of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. Crusader received $64,330, $94,014, and $111,773 in terrorism coverage premium from approximately 5%, 6%, and 5% of its policyholders during the years ended December 31, 2019, 2018, and 2017, respectively. Crusader’s terrorism deductible was $7,046,682, $7,799,966, and $7,490,724 during the years ended December 31, 2019, 2018, and 2017, respectively. Crusader’s 2020 terrorism deductible is $6,791,640.

Data Privacy And Protection

The Company, through its subsidiaries, may be subject to a variety of laws and regulations concerning data privacy and data security. In California, where the Company is headquartered and conducts business, certain laws such as the California Consumer Privacy Act (CCPA) and California Insurance Information Privacy and Protection Act (IIPPA) may directly impact the Company’s operations. At the federal level, standards set forth by the Federal Trade Commission (FTC) and the privacy and security rules under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations may also apply to the Company through certain subsidiary activity. The general purpose of these laws and regulations is to increase the level of transparency, security, and protections around the personal information (sometimes referred to as personal identifying information or personal data) collected by the Company.

The CCPA, for example, took effect in January 2020, and creates new data privacy rights for California residents, including: (1) the right to know what personal information has been collected about or from them by a covered business; (2) the right to request that such information be deleted; (3) the right to opt-out of the sale of their personal information; and (4) the right to exercise said rights without discrimination. The CCPA imposes attendant obligations on covered businesses to make certain disclosures to California residents and to respond to data subject requests. The California Attorney General, the agency charged with issuing interpretive regulations, has yet to finalize its CCPA regulations as of the date of this filing. Thus, the exact scope of the CCPA is still evolving and may be subject to further and future interpretation. The CCPA permits the Attorney General to investigate non-compliance and, if appropriate, seek civil penalties. There is also a limited private right of action available under the law. In addition to the CCPA, there are a number of legislative proposals in the United States, both at the federal and state level, that could impose new or additional obligations on the Company from a data privacy and security perspective.

HIPAA authorizes the United States Department of Health and Human Services (“HHS”) to issue standards for administrative simplification, as well as for the privacy and security of protected health information. The regulations issued pursuant to the HIPAA Administrative Simplification provisions and HITECH impose a number of requirements on covered entities and their business associates that access, maintain, create, and/or receive individually identifiable health information, as defined under HIPAA, HITECH, and their implementing regulations. These regulations establish significant criminal penalties and civil sanctions for non-compliance. HHS sets standards relating to the privacy and security of individually identifiable health information. In general, these regulations restrict how covered entities and their business associates may use and disclose medical records and other individually identifiable health information in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients’ rights to understand and control how their health information is used. HHS has published security regulations designed to protect health information from unauthorized use or disclosure and require notification to members, the Secretary of HHS, and in certain cases the media, in the event of a breach of unsecured individually identifiable health information.

The IIPPA is a California state law that applies to certain insurance providers and related entities. The IIPPA provides protections for certain individual’s personally identifiable information in the insurance context, which is generally provided to an agent, broker, or insurance company in order to apply for insurance or submit a claim. The IIPPA contains certain notice requirements, and transparency requirements for covered businesses. Non-compliance carries the risk of license revocation by the DOI, and other remedies available in court.

OTHER INSURANCE OPERATIONS

General Agency Operations

Unifax primarily sells and services CMP business insurance policies for Crusader in California.

Bedford Insurance Services, Inc. (“Bedford”), a subsidiary of the Company, sold and serviced daily automobile rental policies. Bedford stopped selling and servicing the daily automobile rental polices in 2015. Bedford did not receive any commission income during the years ended December 31, 2019 and 2018; Bedford received commission income during the year ended December 31, 2017, in the amount of $4,375, which related to policies written during prior years.

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

Association Operation

Insurance Club, Inc., dba AAQHC, An Administrator (“AAQHC”) (formerly American Association for Quality Health Care), a subsidiary of the Company, is a membership association and a third party administrator. AAQHC provides various consumer benefits to its members, including participation in group dental, vision, and life insurance policies that it negotiates. AAQHC also provides services as a third party administrator and is licensed by the CA DOI. For these services, AAQHC receives membership and fee income from its members.

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

Claims Management

The Company re-activated its U.S. Risk Managers, Inc. subsidiary so that it can provide claims adjustment services to non-affiliated insurers and to self-insurers on a fee-for-service basis (i.e., where Crusader will not be underwriting the risk), providing the potential for an alternative revenue source to the Company; also, the Company plans to execute a “fronting” agreement with a non-admitted, non-affiliated insurer that is rated “A-“ or better by A.M. Best Company thereby providing Unifax and Crusader with a wider range of possibilities for their products and services.

INVESTMENTS

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

Insurance Premium Financing Operation

AAC’s insurance premium financing operation currently finances policies produced only through its sister company, Unifax. Consequently, AAC’s growth is primarily dependent on the growth of Crusader and Unifax business. From July 2010 to March 1, 2018, AAC offered 0% financing on policies produced by Unifax for Crusader. Effective March 1, 2018, the annual percentage rate charged on AAC new loans increased from 0% to a single fixed interest rate. Effective April 1, 2019, the Company converted from the single fixed interest rate for all financed policies to a tiered interest rate structure under which different fixed interest rates are charged based on amount of underlying financed premium. The Company believes the interest rates charged by AAC are competitive and will not have a negative impact on its business.

Health Insurance Operation

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB markets a variety of health and life insurance products to individuals and groups. These same products are offered by most of the Company’s competitors; thus service, reliability and stability are important to obtain and retain customers.

EMPLOYEES

As of March 30, 2020, the Company employed 72 persons of which 72 are full time employees at its facility located in Calabasas, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

CONCENTRATION OF RISKS

99.9%, 99.8%, and 99.7% of Crusader’s direct written premium was derived from California during the years ended December 31, 2019, 2018, and 2017, respectively. In 2019, approximately 39% and 49% of the $939,689 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2018, approximately 37% and 46% of the $944,755 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2017, approximately 42% and 45% of the $1,047,593 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

		Year ended December 31
Name of Reinsurer	A.M.Best Rating (1)	2019	2018	2017

Renaissance Reinsurance U.S. Inc.	A+	$8,095,647	$4,911,922	$4,464,980
Hannover Ruck SE	A+	6,869,914	4,142,308	3,384,341
TOA Reinsurance Company of America	A	438,308	476,101	670,337
Other	A	7,827	(48)	574
Total		$15,411,696	$9,530,283	$8,520,232

(1) A.M. Best ratings are as of December 31, 2019.

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

The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, fires, sinkholes, war, acts of terrorism, severe winter weather and other natural and man-made disasters. Such events typically increase the frequency and severity of commercial property claims.  Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in substantial volatility in the Company’s financial condition and results of operations from period to period. In addition, catastrophic events could harm the financial condition of issuers of obligations the Company holds in its investment portfolio, resulting in impairments to these investments, and the financial condition of the Company’s reinsurers, thereby increasing the probability of default on reinsurance recoveries. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

The Company’s business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus, SARS CoV-2, was reported to have surfaced in Wuhan, China. As of March 2020, the novel coronavirus has spread to other countries, including the United States, as has been declared to be a pandemic by the World Health Organization.  Efforts to contain the spread of the coronavirus have intensified, including severe travel restrictions imposed by the U.S. government related to China and Europe. The outbreak and any preventative or protective actions that the Company, its clients, their respective suppliers, or governments may take in respect of this coronavirus may disrupt the Company’s business and the business of its clients.  The Company is diligently working to ensure that it can operate with minimal disruption, and to mitigate the impact of the outbreak on its employees’ health and safety.  However, given the interconnectivity of the global economy and the possible rate of future global transmission, the full extent to which the coronavirus pandemic could affect the global economy is unknown and its impact may extend beyond the areas which are currently known to be impacted.  Any resulting financial impact will depend on future developments and cannot be reasonably estimated at this time, but may materially affect the business, financial condition and results of operations of the Company.

Additionally, the continued spread of the coronavirus has led to severe disruption and volatility in the global capital markets, which could increase the Company’s cost of capital, and adversely affect the Company’s ability to access the capital and debt markets, and adversely affect the value of the Company’s investment portfolio. It is possible that the continued spread of the coronavirus could cause an economic slowdown or recession (which could adversely affect the demand for the Company’s insurance products and increase delinquencies and defaults by its customers) or cause other unpredictable events, each of which could adversely affect the business, results of operations or financial condition of the Company

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.

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

The Company’s success may depend on its ability to adjust claims accurately.

Many factors can affect the Company’s ability to adjust claims accurately, including the following:

•	the training, experience, and skill of the Company’s claims representatives,
•	continued access to independent or outside adjusters,
•	the extent of fraudulent or inflated claims and the Company’s ability to recognize and respond to,such claims
•	the claims organization’s culture and the effectiveness of its management, and
•	the Company’s ability to develop or select and implement appropriate procedures, technologies, and systems to support claims functions.

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

Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to Crusader. If claims exceed the related reserves, the Company may not have sufficient funds available to satisfy all such claims, and in any event, the Company’s operating results and financial condition would be adversely affected. There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. The difficulty in estimating the loss and loss adjustment expense reserves contributed to adverse development of insured events of prior years in the amount of $3,191,185 which Crusader experienced in 2019. Crusader sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Crusader operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

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

The Company may be negatively impacted by emerging claim and coverage issues.

As insurance industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability. This phenomenon is generally referred to as “social inflation.” These or other changes could impose new financial obligations on the Company by extending coverage beyond its underwriting intent or otherwise require the Company to make unplanned modifications to the products and services that the Company provides, or cause the delay or cancellation of products and services that the Company provides. Examples of emerging claims and coverage issues include, without limitation:

•	Judicial expansion of policy coverage and a greater propensity to grant claimants more favorable amounts and the impact of new theories of liability.
•	Plaintiffs targeting property and casualty insurers, including the Company, in purported class action litigation relating to claims-handling and other practices.
•	Social inflation trends, including higher and more frequent claims, more favorable judgments and legislated increases.
•	Medical developments that link health issues to particular causes, resulting in liability claims.
•	Claims relating to unanticipated consequences of current or new technologies, including cyber security related risks.
•	Claims relating to potentially changing climate conditions.
•	Increased claims due to third party funding of litigation.

In some instances, these changes may not become apparent until sometime after the Company has issued insurance policies that are affected by the changes. As a result, the full extent of liability under the Company’s insurance policies may not be known for many years after a policy is issued. For example, social changes and litigation trends have resulted in significantly larger verdicts awarded by juries in recent years in connection with altercations in bars and taverns, and in significantly larger settlements on cases which do not go to trial in connection with tenants-rights, rent-control, property-utilization and property-maintenance laws, as well as other forms of social inflation, and these trends may continue. In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse impact on the Company’s business.

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

Past and future downgrades in the financial strength rating or long-term issuer credit rating of Crusader could reduce the amount of business it may be able to write.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. The financial strength rating of A.M. Best is subject to periodic review using, among other things, proprietary capital adequacy models and is subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors. Crusader and Unico have experienced downgrades in such ratings in the past, and may experience further downgrades in the future. Any downgrade in Crusader’s A.M. Best rating could cause a reduction in the number of policies it writes and could have a materially adverse effect on the Company’s results of operations and financial position.

On January 17, 2019, A.M. Best Company downgraded Crusader’s Financial Strength Rating to B++ (Good) from A- (Excellent) and its Long-Term Issuer Credit Rating (Long-Term ICR”) to bbb+ from a-. The outlook of the Financial Strength Rating was revised at that time to stable from negative while the outlook of the Long-Term Issuer Credit Rating remained negative.  The rating downgrades reflected a revision in A.M. Best’s assessment of Crusader’s operating performance to adequate from strong.

On January 30, 2020, A.M. Best Company affirmed Crusader’s Financial Strength Rating of B++ (Good) and further downgraded Crusader’s Long-Term Issuer Credit Rating (“Long-Term ICR”) to “bbb” from “bbb+”. The outlook of the FSR of Crusader remains stable while the outlook of the Long-Term ICR of Crusader was revised to stable from negative.  Also on January 30, 2020, A.M Best downgraded the Long-Term ICR of Unico to “bb” from “bb+”. The outlook of the Long-Term ICR of Unico was revised to stable from negative.

The ratings reflect Crusader’s balance sheet strength, which A.M. Best categorizes as very strong, as well as its marginal operating performance, limited business profile and marginal enterprise risk management.  The downgrade of the Long-Term ICR reflects a revision in A.M. Best’s assessment of Crusader‘s operating performance to marginal from adequate.  According to A.M. Best, (i) the downgrades consider a material decline in Crusader’s operating performance, resulting from sub-par underwriting results in a relatively compact time frame, (ii) Crusader’s adverse performance has been amplified by increased frequency and severity of apartment building insurance related claims, (iii) multiple operating metrics of Crusader trail the commercial casualty composite on a five-year and 10-year basis, and (iv) the consequential business changes being implemented to address these conditions lead to significant execution risk in returning Crusader’s operational results to historical levels.

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

The Company’s investment guidelines allow investing in new classes of securities which are subject to additional risks. Rating errors by agencies, such as Moody’s, Standard & Poor’s, and Fitch, and/or economic downturn may create credit risk, a decline in interest rates may create prepayment risk, and a decrease in tax rates may reduce attractiveness of state and municipal bonds and may impact their market valuation. Any significant loss on investments or general market downturn may have an adverse effect on the Company’s stockholders' equity and statutory surplus and its business.

The Company’s geographic concentration ties its performance to the business, economic, and regulatory conditions in California.

The Company’s insurance business is concentrated in California (99.9% and 99.8% of direct written premium (before reinsurance ceded) in 2019 and 2018, respectively). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events, and such losses could be magnified as a result of its business concentration in California.

The Company’s single operating location exposes it to geographic risk.

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

The Company relies on its information technology systems, and the data it maintains within those systems, to manage many aspects of its business. Cybersecurity risks, the failure of these systems to operate properly, and/or the failure to maintain the confidentiality, integrity, and availability of policyholder and claims data, including personal identifying information, could result in a materially adverse effect on the Company’s business, reputation, financial condition and results of operations.

The Company collects and retains large volumes of internal and policyholder data, including personal identifying information. The Company uses this information for a variety of business purposes, including but not limited to underwriting, claims, billing, and administration. The Company also collects and retains the personal identifying information of its employees and job applicants. The Company therefore depends on the security, accuracy, reliability, and proper functioning of its information technology systems, many of which contain the personal identifying information of its policyholders, employees, and job applicants, to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, job applications, employee management, and maintaining its policyholder data.

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

It is possible that a system failure, accident, security breach, or unauthorized internal or external knowledge, or misuse of confidential Company data could result in a material disruption to the Company’s business and reputation, as well as an increased risk of remedial and other expenses, fines, or lawsuits.

During the first quarter of 2020, AAQHC concluded an investigation regarding potential unauthorized access to non-public personal information as a result of a vulnerability in AAQHC’s website. The investigation identified non-public personal information pertaining to approximately 15 individuals that likely were accessed without authorization. The vulnerability has been remediated, the affected individuals are being notified, and will be offered complimentary credit monitoring services. AAQHC is also in the process of notifying its vendor related to this incident, which may trigger additional inquiries and potential lawsuits. While the incident is not expected to have a material impact on the Company’s business, it may increase the risk associated with future incidents, investigations, and lawsuits, particularly the risk of damage to the Company’s reputation.

Although the Company seeks to mitigate the impact and severity of potential cyber threats more generally, not every risk or liability can be mitigated against. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a materially adverse effect on the Company’s results of operations. In addition, the costs associated with the development or acquisition of new computer software, such as in the case of the Company’s planned replacement of its policy administration system, may result in impairment charges if such acquisition or development is not successfully implemented. Any such impairment charges may adversely impact the Company’s results of operation.

In conducting its business, the Company also uses various third party vendors and service providers. These service providers and the systems they utilize are typically subject to the same types of security-related risks the Company faces. The Company provides certain of these vendors with data, including non-public personal identifying information. There is no guarantee that the Company’s due diligence or ongoing vendor oversight will be sufficient to ensure the integrity and security of the systems used by these vendors or the protection of information that resides thereon. Adverse consequences for the Company in the event of a significant event involving the systems of its vendors or the information provided to the vendors, among others, could delay the Company’s delivery of products and services, result in a direct or indirect financial loss, and/or result in loss of business and/or reputational damage.

The legal and regulatory environment governing data privacy and security is becoming increasingly complex, and continues to evolve. Certain laws and contracts that the Company enters into require it to notify various parties, including consumers or customers, in the event of certain actual or potential data breaches or systems failures, including those of our service providers. These notifications can result, among other things, in the loss of customers, lawsuits, adverse publicity, diversion of management’s time and energy, the attention of regulatory authorities, fines, and disruptions in sales. Data privacy laws, such as the CCPA, HIPAA, and the IIPPA, further present additional compliance challenges regarding notice, responding to consumer requests, and securing covered data adequately. Maintaining compliance with applicable data privacy and security laws and regulations may increase the Company’s operating costs and adversely impact its ability to market products and service policyholders. Any inability to prevent or adequately respond to these legal and regulatory challenges could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers, otherwise harm its reputation and/or result in financial losses, litigation, increased costs, or other adverse consequences that could be material to the Company.

The Company has experienced delays and cost overruns in connection with the upgrade of its legacy information technology system.

In 2018, the Company identified the need to replace or upgrade its legacy information technology system to process its smaller premium accounts more efficiently. At that time, the Company determined that the cost to replace its legacy IT system would be between $4 million and $8 million, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system, an upgrade that then seemed to offer more incremental benefits in a shorter timeframe. While initially expected to be completed by the end of 2019, the system upgrade is now expected to be completed by the end of 2020, due to unexpected technical challenges. The Company has also experienced repeated cost overruns in connection with the system upgrade, which have adversely impacted the Company’s results of operations. The Company believes that the failure to have replaced or upgraded its legacy information technology system has contributed to its operating losses in recent years. If the Company experiences further delays or cost overruns, its results of operations may be adversely affected in future periods.

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

The Company depends on key personnel, the loss of which could negatively impact its business.

The Company’s current and future success is dependent to a large extent on the retention and continued service of its key personnel, which includes its executive officers. The loss or unavailability of any key personnel, which includes its executive officers, could have an adverse effect on the Company’s financial condition and results of operations.

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

As an admitted insurer in several states, Crusader is obligated to participate in various underwriting pools and programs run at federal and state levels.  Examples include, but not limited to, a program established by the Terrorism Risk Insurance Act of 2002 within the Department of the Treasury, California Assigned Risk Plan, California FAIR Plan, and California Insurance Guarantee Association.  These underwriting pools and programs have legal powers to assess their participants for net losses sustained in these underwriting pools and programs operations.  Such assessments could have an adverse effect on the Company’s financial condition and results of operations.

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

A small number of holders of the Company’s stock own a majority of the voting power of the Company. Accordingly, those holders have the ability to exert significant influence on the outcome of corporate actions, involving the Company requiring shareholder approval, including the election of directors, change of control transactions or any other significant corporate transactions. This concentration of ownership may conflict with the interests of the Company’s other shareholders.

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

The trading market for the Company’s stock is relatively illiquid.

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

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Global Market under the symbol "UNAM." As of March 30, 2020, the number of shareholders of record of the Company's common stock was 188. That number does not include beneficial owners of the Company’s common stock held in the name of nominees.

There were no cash dividends declared or paid by the Company in the years ending December 31, 2019 and 2018, respectively. The Company considers its profitability, cash requirements, capital requirements, general business conditions and other factors prior to the declaration of cash dividends.

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2019, and December 31, 2018, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,242 and 188,625 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 383 shares of stock during the year ended December 31, 2019, in unsolicited transactions at a cost of $2,296 of which $188 was allocated to capital and $2,108 was allocated to retained earnings. The Company repurchased 30 shares of stock during the year ended December 31, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company has retired or will retire all stock repurchased.

Item 6. Selected Financial Data.

As a smaller reporting company, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of the Company’s financial condition and results of operations by focusing on changes in certain key measures from year to year. This MD&A should be read in conjunction with the Company’s consolidated financial statements and notes thereto.  This discussion contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report on Form 10-K, particularly in Item 1A – “Risk Factors.”

Overview

General

Unico American Corporation is an insurance holding company. Currently, the Company’s subsidiary Crusader Insurance Company (“Crusader”) underwrites commercial property and casualty insurance, the Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provide marketing and various underwriting support services related to property, casualty, health and life insurance, the Company’s subsidiary American Acceptance Company (“AAC”) provides insurance premium financing, and the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”) provides membership association services.

Total revenues for the year ended December 31, 2019, were $31,372,814 compared to $33,612,796 for the year ended December 31, 2018, a decrease of $2,239,982. The Company’s net loss for the year ended December 31, 2019, was $3,115,703 compared to net loss of $3,169,559 for the year ended December 31, 2018.

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

In light of the challenges that the Company has faced and the consequent effect on its results of operations, the Company has taken several steps to improve its operating and financial performance. To improve Crusader's loss ratios, beginning in January 2017, the Company made significant changes in its staffing and in its pricing and risk selection practices. To improve revenues, the Company is working to improve its sales in the markets that it has historically served, to gain access to markets that it has not previously served, and to generate new sources of revenue on a fee-for-service basis. For example, Unifax is seeking opportunities to transact admitted and non-admitted business with non-affiliated insurers, where Crusader will not be underwriting the risk, providing Unifax with a wider range of possible customers for Unifax products and services. The Company also re-activated its U.S. Risk Managers, Inc. subsidiary so that it can provide claims adjustment services to non-affiliated insurers and to self-insurers on a fee-for-service basis (i.e., where Crusader will not be underwriting the risk), providing the potential for an alternative revenue source to the Company. In addition, the Company plans to execute a "fronting" agreement with a non-admitted, non-affiliated insurer that is rated "A-" or better by A.M. Best Company thereby providing Unifax with a wider range of products and services to offer to customers.

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

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 92% of the Company’s total revenue for the years ended December 31, 2019 and 2018. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of December 31, 2019, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.9% and 99.8% of direct written premium, which represents written premium before cession to reinsurers, in 2019 and 2018, respectively). During the years ended December 31, 2019 and 2018, 98% of Crusader’s business was CMP policies.

Crusader’s total direct written premium, as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Year ended December 31
	2019	2018

California	$35,773,506	$32,361,916
Arizona	31,593	61,375
Washington	(1,149)	6,444
Total direct written premium	$35,803,950	$32,429,735

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

Written premium is a non-GAAP financial measure that is defined, under SAP, as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium, the most directly comparable GAAP measure to written premium, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies. Written premium is intended to reflect production levels and is meant as supplemental information and not intended to replace earned premium. Such information should be read in connection with the Company’s GAAP financial results

The following is a reconciliation of direct written premium to net earned premium (after premium ceded to reinsurers):

	Year ended December 31
	2019	2018

Direct written premium	$35,803,950	$32,429,735
Less: written premium ceded to reinsurers	(7,153,130)	(6,555,715)
Net written premium	28,650,820	25,874,020
Change in direct unearned premium	(1,845,748)	2,803,675
Change in ceded unearned premium	(67,604)	77,215
Net earned premium	$26,737,468	$28,754,910

The insurance company operation’s underwriting profitability is defined by pre-tax underwriting gain or loss which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting gain (loss) before income taxes is as follows:

	Year ended December 31
	2019	2018

Net written premium	$28,650,820	$25,874,020
Change in net unearned premium	(1,913,352)	2,880,890
Net earned premium	26,737,468	28,754,910
Less:
Losses and loss adjustment expenses	22,576,127	23,557,743
Policy acquisition costs	4,960,846	5,908,831
Total underwriting expenses	27,536,973	29,466,574
Underwriting gain (loss) before income taxes	$(799,505)	$(711,664)

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

The following is a reconciliation of Crusader’s underwriting gain (loss) before income taxes to the Company’s loss before taxes:

	Year ended December 31
	2019	2018

Underwriting gain (loss) before income taxes	$(799,505)	$(711,664)
Insurance company operation revenues:
Investment income	2,097,942	1,907,544
Net realized investment gains (losses)	(12,661)	148
Other income (loss)	123,050	365,898
Other insurance operations revenues:
Gross commissions and fees	2,176,658	2,429,382
Investment income	14	229
Finance charges and fees earned	239,524	144,925
Other income	10,819	9,760
Less expenses:
Salaries and employee benefits	4,067,852	4,592,841
Commissions to agents/brokers	173,796	176,701
Other operating expenses	2,844,083	3,303,472
Loss before taxes	$(3,249,890)	$(3,926,792)

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company did not carry a premium deficiency reserve as of December 31, 2019 and 2018.

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

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader as derived from data prepared in accordance with GAAP:

	Year ended December 31
	2019	2018

Loss ratio	84%	82%
Expense ratio	19%	21%
Combined ratio	103%	103%

The following table provides an analysis of losses and loss adjustment expenses:

	Year ended December 31
	2019	2018
Losses and loss adjustment expenses

Provision for insured events of current year	$19,384,942	$20,635,786
Development of insured events of prior years	3,191,185	2,921,957
Total losses and loss adjustment expenses	$22,576,127	$23,557,743

On January 17, 2019, A.M. Best Company downgraded Crusader’s Financial Strength Rating to B++ (Good) from A- (Excellent) and its Long-Term Issuer Credit Rating (Long-Term ICR”) to bbb+ from a-. The outlook of the Financial Strength Rating was revised at that time to stable from negative while the outlook of the Long-Term Issuer Credit Rating remained negative.  The rating downgrades reflected a revision in A.M. Best’s assessment of Crusader’s operating performance to adequate from strong.

On January 30, 2020, A.M. Best Company affirmed Crusader’s Financial Strength Rating of B++ (Good) and further downgraded Crusader’s Long-Term Issuer Credit Rating (“Long-Term ICR”) to “bbb” from “bbb+”. The outlook of the FSR of Crusader remains stable while the outlook of the Long-Term ICR of Crusader was revised to stable from negative.  Also on January 30, 2020, A.M Best downgraded the Long-Term ICR of Unico to “bb” from “bb+”. The outlook of the Long-Term ICR of Unico was revised to stable from negative.

The January 30, 2020, ratings reflect Crusader’s balance sheet strength, which A.M. Best categorizes as very strong, as well as its marginal operating performance, limited business profile and marginal enterprise risk management.  The downgrade of the Long-Term ICR reflects a revision in A.M. Best’s assessment of Crusader‘s operating performance to marginal from adequate.  According to A.M. Best, (i) the downgrades consider a material decline in Crusader’s operating performance, resulting from sub-par underwriting results in a relatively compact time frame, (ii) Crusader’s adverse performance has been amplified by increased frequency and severity of apartment building insurance related claims, (iii) multiple operating metrics of Crusader trail the commercial casualty composite on a five-year and 10-year basis, and (iv) the consequential business changes being implemented to address these conditions lead to significant execution risk in returning Crusader’s operational results to historical levels.

Some of Crusader’s policyholders, or the lenders, landlords or clients of Crusader’s policyholders, require insurance from a company that has an A.M. Best Company Financial Strength Rating of “A-” or higher, and the A.M. Best Company’s changed ratings of Crusader may also have a negative impact on Crusader’s reputation. Therefore, Crusader’s and Unico’s changed ratings may have a negative impact on the Company’s revenue and results of operations. The Company cannot quantify the impact that the rating changes will have on its revenue and results of operations, and the Company cannot determine if or when Crusader might regain the “A-” Financial Strength Rating from the A.M. Best Company. The Company does not expect Crusader to regain the A.M. Best Company “A-” Financial Strength Rating prior to January of 2021 at the earliest.

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

Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 8% of total revenues for the years ended December 31, 2019 and 2018.

Investments

The Company generated revenues from its total invested assets of $84,997,226 (at amortized cost) and $90,119,542 (at amortized cost) as of December 31, 2019 and 2018, respectively.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations revenues, increased $190,183 (10%) for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase in net investment income was due primarily to increase in the yield on average invested assets.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 3.25 and 4.75 years. As of December 31, 2019, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of December 31, 2019, the weighted average maturity of the Company’s investments was approximately 7.7 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 2.7 years.

Liquidity and Capital Resources

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

Crusader has a significant amount of cash, cash equivalents and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash, cash equivalents, and investments (at amortized cost) of the Company at December 31, 2019, were $90,778,865 compared to $95,037,304 at December 31, 2018.  Crusader's cash, cash equivalents, and investments were 99% and 98% of the total cash, cash equivalents, and investments (at amortized cost) held by the Company as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable.

The Company’s investments, at amortized cost, were as follows:

	December 31	December 31
	2019	2018

Fixed maturities:
U.S. Treasury securities	$15,105,795	$16,746,832
Corporate securities	41,953,378	40,804,425
Agency mortgage-backed securities	24,943,238	20,751,331
Certificates of deposit	798,000	7,126,000
Total fixed maturities	82,800,411	85,428,588
Short-term investments	2,196,815	4,690,954
Total investments	$84,997,226	$90,119,542

The short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between three and twelve months. Amortized costs of the short-term investments approximate their fair values.

The Company is required to classify its investment securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although part of the Company's investments in fixed maturity securities is classified as available-for-sale and, while the Company may sell investment securities from time to time in response to economic, regulatory and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2019, and December 31, 2018, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,242 and 188,625 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 383 shares of stock during the year ended December 31, 2019, in unsolicited transactions at a cost of $2,296 of which $188 was allocated to capital and $2,108 was allocated to retained earnings. The Company repurchased 30 shares of stock during the year ended December 31, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company has retired or will retire all stock repurchased.

The Company reported net cash used by operating activities for each of the years ended December 31, 2019 and 2018.  Cash used by operating activities in 2019 was $3,163,209 compared to $2,130,260 in 2018.  Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The increase in net cash used by operating activities during the year ended December 31, 2019, was due primarily to increase in reinsurance recoverables associated with several large losses which were incurred during the year ended December 31, 2019.  The variability of the Company’s losses and loss adjustment expenses is primarily due to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Consolidated Statements of Cash Flows reflect net cash used by operating activities for the years ended December 31, 2019 and 2018, the Company does not anticipate future liquidity problems, and the Company believes that it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash, cash equivalents, and short-term investments at December 31, 2019, net of statutory deposits of $710,000 and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.

Crusader's statutory capital and surplus as of December 31, 2019, was $46,498,960, a decrease of $3,649,298 (7%) from December 31, 2018. During the year ended December 31, 2019, Crusader issued cash dividends of $2,000,000 to Unico, its parent and sole shareholder. These dividends were used primarily for general corporate purposes. No cash dividends were declared or issued by Crusader to Unico during the year ended December 31, 2018. Based on Crusader’s statutory surplus for the year ended December 31, 2019, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2020 is $4,649,896.

During the years ended December 31, 2019 and 2018, no cash dividends were declared or issued by the Company to its shareholders. Declaration of future cash dividends, if any, will be subject to the Company’s profitability, cash requirements, capital requirements, and general business conditions, among other factors.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

Results of Operations

General

Total revenues for the year ended December 31, 2019, were $31,372,814, a decrease of $2,239,982 (7%) compared to $33,612,796 for the year ended December 31, 2018. For the year ended December 31, 2019, the Company had loss before taxes of $3,249,890 compared to loss before taxes of $3,926,792 for the year ended December 31, 2018. For the year ended December 31, 2019, the Company had net loss of $3,115,703 compared to net loss of $3,169,559 for the year ended December 31, 2018.

The decrease in total revenues for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a decrease in net earned premium of $2,017,442 (7%).

The variance in income before tax for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to decreases in losses and loss adjustment expenses of $981,616 (4%), policy acquisition costs of $947,985 (16%), salaries and employee benefits of $524,989 (11%), and other operating expenses of $459,389 (8%), partially offset by the decrease in net earned premium.

The effect of inflation on the Company’s net loss during the years ended December 31, 2019 and 2018 was not significant.

Revenues

Crusader Premium

Written premium

Written premium is a required statutory measure. Direct written premium (written premium before reinsurance) reported on Crusader’s statutory financial statements increased $3,374,215 (10%) to $35,803,950 for the year ended December 31, 2019, compared to $32,429,735 for the year ended December 31, 2018.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, innovation, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. The Company believes that it can grow its sales and profitability through improved specialization and sales incentives, currently focused in four underwriting verticals: (1) Transportation, (2) Food, Beverage & Entertainment, (3) Garage & Mercantile, and (4) Apartments & Commercial Buildings. The increase in direct written premium for the year ended December 31, 2019, is due to growth in the Company’s Transportation underwriting vertical partially offset by declines in the other three underwriting verticals.

Crusader’s primary line of business is CMP policies. This line of business represented approximately 98% of Crusader’s total written premium for the years ended December 31, 2019 and 2018.

Direct earned premium

Direct earned premium (earned premium before reinsurance) decreased $1,275,208 (4%) to $33,958,202 for the year ended December 31, 2019, compared to $35,233,410 for the year ended December 31, 2018. Crusader writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The decrease in the direct earned premium was due primarily to decrease in the direct written premium during the year ended December 31, 2018.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $742,234 (11%) to $7,220,734 for the year ended December 31, 2019, compared to $6,478,500 for the year ended December 31, 2018. Ceded earned premium as a percentage of direct earned premium was 21% for the year ended December 31, 2019, and 18% for the year ended December 31, 2018. The increase in the ceded earned premium as a percentage of direct earned premium for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to higher rates on Crusader’s excess of loss reinsurance treaties.

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar year 2019, Crusader retained a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty. In calendar year 2018, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty.

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

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2019, all such ceded contracts are accounted for as risk transfer reinsurance.

A tabular presentation of Crusader’s direct, ceded and net earned premium is as follows:

	Year ended December 31
	2019	2018

Direct earned premium	$33,958,202	$35,233,410
Ceded earned premium	(7,220,734)	(6,478,500)
Net earned premium	$26,737,468	$28,754,910
Ratio of ceded earned premium to direct earned premium	21%	18%

Investment Income and Net Realized Gains

Net investment income increased $190,183 (10%) to $2,097,956 for the year ended December 31, 2019, compared to $1,907,773 for the year ended December 31, 2018. This increase in net investment income was due primarily to an increase in the yield on average invested assets. The Company had net realized investment losses of $12,661 for the year ended December 31, 2019, compared to net realized investment gains of $148 for the year ended December 31, 2018.

Net investment income, excluding net realized investment losses/gains, and yields on Company’s average invested assets are as follows:

	Year ended December 31
	2019	2018

Average invested assets (1) – at amortized cost	$89,350,796	$89,109,220

Net investment income from:
Invested assets (2)	$2,051,428	$1,854,019
Cash equivalents	46,528	53,754
Total	$2,097,956	$1,907,773

Yield on average invested assets (3)	2.3%	2.1%

(1) The average is based on the beginning and ending balances of the amortized cost of the invested assets for each respective year.

(2) Investment income from invested assets included $129,842 of investment expense for the year ended December 31, 2019, compared to $114,232 for the year ended December 31, 2018.

(3) Yield on average invested assets did not include the investment income from cash equivalents.

The par value, amortized cost, fair value and weighted average yield of fixed maturity investments at December 31, 2019, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$10,070,000	$10,063,975	$10,087,478	2.31%
Due after one year through five years	42,936,754	42,944,463	43,654,657	2.60%
Due after five years through ten years	9,982,374	9,996,830	10,529,528	3.33%
Due after ten years and beyond	19,336,385	19,795,143	20,026,047	2.75%
Total	$82,325,513	$82,800,411	$84,297,710	2.69%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s investments was approximately 7.7 years as of December 31, 2019, and 6.5 years as of December 31, 2018.

As of December 31, 2019, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, other fixed maturity securities, and short-term investments. The investments in the certificates of deposit are classified as held-to-maturity investments, and all other fixed maturity investments are classified as available-for-sale. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

Available-for-sale fixed maturity investments:
U.S. Treasury securities	$15,105,795	$15,235,332	$16,746,832	$16,619,619
Corporate securities	41,953,378	43,029,333	40,804,425	40,003,723
Agency mortgage-backed securities	24,943,238	25,235,045	20,751,331	20,286,795
Held-to-maturity fixed maturity investments:
Certificates of deposit	798,000	798,000	7,126,000	7,126,000
Total fixed maturity investments	82,800,411	84,297,710	85,428,588	84,036,137
Short-term cash investments:
U.S. Treasury bills	1,996,815	1,996,815	4,490,954	4,490,954
Certificates of deposit	200,000	200,000	200,000	200,000
Short-term cash investments	2,196,815	2,196,815	4,690,954	4,690,954
Total investments	$84,997,226	$86,494,525	$90,119,542	$88,727,091

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(253)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(56)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. Treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of December 31, 2019, and December 31, 2018, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company sold three securities with amortized cost of $2,997,098, and had one call of an investment security with amortized cost of $999,982 during the year ended December 31, 2019. The Company realized net investment losses of $12,661 on these sales and call for the year ended December 31, 2019. Two securities were called prior to their maturity during the year ended December 31, 2018. These securities had amortized cost of $1,269,852. The Company realized a net investment gain of $148 on these calls for the year ended December 31, 2018. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other Income

Other income included in insurance company operation and other insurance operations decreased $241,789 (64%) to $133,869 for year ended December 31, 2019, compared to $375,658 for the year ended December 31, 2018. The decrease during the year ended December 31, 2019, is due primarily to decreases in rental income of $169,496 and Crusader’s share of California FAIR Plan Equity of $107,729.

Gross commissions and fees

Gross commissions and fees decreased $252,724 (10%) to $2,176,658 for the year ended December 31, 2019, compared to $2,429,382 for the year ended December 31, 2018.

The comparison of gross commission and fees for the year ended December 31, 2019, to the year ended December 31, 2018, is as follows:

	Year ended December 31
	2019	2018

Policy fee income	$1,146,420	$1,408,592
Health insurance program	939,689	944,755
Membership and fee income	90,549	76,035
Gross commissions and fees	$2,176,658	$2,429,382

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the Company’s consolidated financial statements. Unifax also receives non-refundable policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy and are proportionate to premium earned. The unearned portion of the policy fee is recorded as a liability on the Consolidated Balance Sheet under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the Company’s consolidated financial statements. Policy fee income for the year ended December 31, 2019, decreased $262,172 (19%) as compared to the year ended December 31, 2018. This decrease in policy fee income in 2019 compared to 2018 was primarily the result of a 994 (14%) decrease in the number of policies issued of 6,227 during 2019 compared to 7,221 policies issued during 2018.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premium that it writes. Commission income for the year ended December 31, 2019, decreased $5,066 (1%) compared to the year ended December 31, 2018. The decrease in commission income is primarily a result of the timing of commission receipts.

In 2019, approximately 39% and 49% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2018, approximately 37% and 46% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income for the year ended December 31, 2019, increased $14,514 (19%) compared to the year ended December 31, 2018. The increase is a result of an increase in administration fees.

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC increased $94,599 (65%) to $239,524 for the year ended December 31, 2019, compared to $144,925 for the year ended December 31, 2018, due primarily to the increase in earned finance charges as a result of the change in annual percentage rate charged on AAC new loans from a single fixed interest rate to a tiered interest rate structure effective April 1, 2019, partially offset by a decrease in late fees due to a reduction in the number of AAC loans issued. During the year ended December 31, 2019, AAC issued 1,547 loans and had 1,173 loans outstanding as of December 31, 2019. During the year ended December 31, 2018, AAC issued 2,095 loans and had 1,568 loans outstanding as of December 31, 2018. AAC provides premium financing only for Crusader policies produced by Unifax in California. The number of loans issued decreased by 548 (26%) during 2019 when compared to 2018. The average premium financed by AAC was $5,672 and $4,395 in 2019 and 2018, respectively. During 2019, 44% of all Unifax generated policies were financed and 56% of those policies were financed by AAC. During 2018, 39% of all Unifax generated policies were financed and 74% of those policies were financed by AAC.

Expenses

Losses and Loss Adjustment Expenses

Crusader’s emerging loss ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve review process. Losses and loss adjustment expenses for the calendar years ended December 31, 2019 and 2018 were $22,576,127 and $23,557,743, respectively. Loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 85% for the year ended December 31, 2019, compared to 82% for the year ended December 31, 2018.

Losses and loss adjustment expenses and loss ratios are as follows:

	Year ended December 31
	2019	2019 Loss Ratio	2018	2018 Loss Ratio

Net earned premium	$26,737,468		$28,754,910

Losses and loss adjustment expenses:
Provision for insured events of current year	19,384,942	73%	20,635,786	72%
Development of insured events of prior years	3,191,185	12%	2,921,957	10%
Total losses and loss adjustment expenses	$22,576,127	85%	$23,557,743	82%

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

The $19,384,942 provision for insured events of current year for the year ended December 31, 2019, was $1,250,844 lower than the $20,635,786 provision for insured events of current year for the year ended December 31, 2018, due primarily to lower claims costs related to Crusader’s underwriting activities in the Company’s Food, Beverage & Entertainment vertical, associated with a reduction in net earned premium for that vertical during the year ended December 31, 2019, and also associated with lower claims frequency and severity in that vertical.

The $3,191,185 adverse development of insured events of prior years for the year ended December 31, 2019, was $269,228 higher than the $2,921,957 adverse development for the year ended December 31, 2018, due primarily to higher claims costs related to Crusader’s underwriting activities in the Company’s Apartments & Commercial Buildings vertical, associated with higher claims severity in that vertical, partially offset by lower claims costs related to Crusader’s underwriting activities in the Company’s Transportation vertical, associated with lower claims frequency in that vertical.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses by accident year is as follows:

	Year ended December 31
	2019		2018
Accident Year	Adverse (Favorable) Development	% of Total	Adverse (Favorable) Development	% of Total

Prior to 2010	$169,069	5%	$88,172	3%
2010	(101,749)	(3)%	(5,092)	0%
2011	60,490	2%	(91,979)	(3)%
2012	117,414	4%	341,348	12%
2013	459,602	14%	(388,716)	(13)%
2014	(139,187)	(4)%	427,233	15%
2015	1,452,170	45%	(723,409)	(25)%
2016	1,547,242	48%	1,400,550	48%
2017	404,322	13%	1,873,850	63%
2018	(778,188)	(24)%	—	—
Total prior accident years	$3,191,185	100%	$2,921,957	100%

Crusader attributes much of its adverse loss development to “Social inflation.” Used here, social inflation is a term that encompasses a new adverse trend related to society’s application of the law when it comes to insurance.  In this context, social inflation is generally described by the rising costs of insurance claims due to societal trends which resulted in increased litigation, broader definitions of liability and contract interpretations, plaintiff friendly legal decisions, larger compensatory jury awards, and larger awards for non-economic damages  Crusader has experienced increased costs due to social inflation in all three of its largest market sector niches, Long-haul Transportation, Residential Apartment Buildings, and Bars/Taverns, resulting in higher-than-expected frequency and severity of third-party liability claims which contributed to adverse loss development of 2007, 2012, 2013, 2015, and 2016 accident years.

The variability of Crusader’s losses and loss adjustment expenses for the periods presented is due primarily to the small and diverse population of Crusader’s policyholders and claims, which may result in greater fluctuations in claim frequency and/or severity. In addition, Crusader’s reinsurance retention, which is relatively high in relationship to its net earned premium, can result in increased loss ratio volatility when large losses are incurred in a relatively short period of time. Nevertheless, management believes that its reinsurance retention is reasonable given the amount of Crusader’s surplus and its goal to minimize ceded premium.

Crusader sets loss reserves based on its expected loss ratio and its expected loss and loss adjustment expense development patterns. Crusader’s initial expected loss ratios are based on its historical average loss ratios, and its expected loss and loss adjustment expense development patterns are based on its historical loss and loss adjustment expense development patterns. Actuarial methods utilizing expected loss ratios tend to be relied on more heavily earlier in the life of an accident year, while actuarial methods that apply development patterns to emerged losses and loss adjustment expenses tend to be relied on more heavily as an accident year develops. For prior accident years, emerging differences between actual and expected losses and loss adjustment expenses are recognized quarterly in the Consolidated Statements of Operations.

Based on the loss and loss adjustment expense reserve estimates as of December 31, 2019, the estimated ultimate loss ratio is within five percentage points of the initial expected loss ratio in 10 of Crusader’s 35 years. Since Crusader’s net earned premium in 2019 was $26,737,468, a difference between the accident year 2019 actual and initial expected loss ratios of five percentage points will or may ultimately impact losses and loss adjustment expenses by $1,336,873. The estimated ultimate loss ratio is within ten percentage points of the initial expected loss ratio in 13 of Crusader’s 35 years. A ten percentage point difference between the accident year 2019 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $2,673,747. The estimated ultimate loss ratio is within twenty percentage points of the initial expected loss ratio in 27 of Crusader’s 35 years. A twenty percentage point difference between the accident year 2019 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $5,347,494.

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

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2019	2018

Direct reserves:
Case reserves	$23,663,743	$23,648,183
IBNR reserves	31,402,737	28,008,972
Total direct reserves	$55,066,480	$51,657,155

Reserves net of reinsurance:
Case reserves	$18,128,008	$19,855,301
IBNR reserves	22,212,617	22,270,252
Total net reserves	$40,340,625	$42,125,553

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2019		2018

CMP	$54,270,633	98.6%	$50,459,206	97.7%
Other liability	776,957	1.4%	1,172,331	2.3%
Other	18,890	0.0%	25,618	0.0%
Total	$55,066,480	100.0%	$51,657,155	100.0%

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

The following table is a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Year ended December 31
	2019	2018

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$42,125,553	$40,683,441

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	19,384,942	20,635,786
Provision for incurred events of prior years	3,191,185	2,921,957
Total incurred losses and loss adjustment expenses	22,576,127	23,557,743

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	6,210,475	6,582,377
Losses and loss adjustment expenses attributable to insured events of prior years	18,150,580	15,533,254
Total payments	24,361,055	22,115,631

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	40,340,625	42,125,553
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	14,725,855	9,531,602
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$55,066,480	$51,657,155

Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.

If future development ultimately differs by five percent from Crusader’s 2019 net reserve, $2,017,031 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. If future development ultimately differs by ten percent from Crusader’s 2019 net reserve, $4,034,062 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.

Policy Acquisition Costs

Policy acquisition costs decreased $947,985 (16%) to $4,960,846 for the year ended December 31, 2019, compared to $5,908,831 for the year ended December 31, 2018. Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on ceded premium associated with property facultative excess of loss or catastrophe excess of loss reinsurance treaties. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Year ended December 31
	2019	2018

Policy acquisition costs	$4,960,846	$5,908,831
Ratio to net earned premium (GAAP ratio)	19%	21%

Policy acquisition costs decreased in the year ended December 31, 2019, compared to the year ended December 31, 2018, due primarily to relatively higher sales in the Company’s Transportation vertical which pays a lower commission rate than the other verticals.

Salaries and Employee Benefits

Total salaries and employee benefits incurred decreased $59,517 (1%) to $7,723,742 for the year ended December 31, 2019, compared to $7,783,259 for the year ended December 31, 2018.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Year ended December 31
	2019	2018

Total salaries and employee benefits incurred	$7,723,742	$7,783,259
Less: charged to losses and loss adjustment expenses	(2,025,088)	(1,793,417)
Less: capitalized to policy acquisition costs	(1,320,792)	(1,397,001)
Less: capitalized to IT system upgrade	(310,010)	—
Net amount charged to operating expenses	$4,067,852	$4,592,841

The decrease in the total salaries and employee benefits incurred for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a decrease in the headcount and several managerial vacancies for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Commissions to Agents/Brokers

Commissions to agents/brokers (not including commissions on Crusader policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program and the daily automobile rental insurance program. Commissions to agents and brokers decreased $2,905 (2%) to $173,796 for the year ended December 31, 2019, as compared to $176,701 for the year ended December 31, 2018. This fluctuation in commissions to agents/brokers was due primarily to timing of payment receipts.

Other Operating Expenses

Other operating expenses decreased $459,389 (14%) to $2,844,083 for the year ended December 31, 2019, compared to $3,303,472 for the year ended December 31, 2018. The decrease in other operating expenses for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to due to lower costs of temporary help, timing of expenses, and a number of various insignificant fluctuations.

Other operating expenses generally do not change significantly with changes in production. This is true for both increases and decreases in production.

Income Tax Expense/Benefit

Income tax benefit was for $134,187 (4% of pre-tax loss) the year ended December 31, 2019 and income tax benefit was $757,233 (19% of pre-tax loss) for the year ended December 31, 2018. The fluctuation in the income tax rate as a percentage of pre-tax loss for the year ended December 31, 2019, when compared to the year ended December 31, 2018, is primarily due to an increase in the valuation allowance related to deferred tax assets on federal net operating losses.

As of December 31, 2019, the Company has $19,741,828 of federal net operating loss carryforwards that will begin to expire in 2035. In light of the net losses that were generated in recent years, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. For the years ended December 31, 2019 and December 31, 2018, a valuation allowance on deferred tax assets generated from federal net operating losses was established in the amount of $600,000 and $0, respectively as the Company does not expect to realize that portion of the tax benefit from its federal net operating losses in the future.

As of December 31, 2019, the Company had deferred tax assets of $1,931,665 generated from state net operating loss carryforwards. For the years ended December 31, 2019 and December 31, 2018 the amount of state net operating losses that expired were $0. The remaining $1,931,665 of state tax carryforwards expire between 2028 and 2039. For the years ended December 31, 2019 and December 31, 2018, a valuation allowance on deferred tax assets generated from state net operating loss carryforwards was established in the amount of $1,931,665 and $1,850,934, respectively as the Company does not expect to realize a tax benefit from its state net operating losses in the future.

As a result of the Company’s analysis at December 31, 2019, the Company believes it is more likely than not that it will be able to utilize the net operating loss carryforwards, net of the valuation allowance, before they expire. Additionally, $4,106,936 of the net operating losses generated in 2019 and 2018 is subject to an indefinite carryforward period.

Critical Accounting Policies

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

Crusader underwrites three statutory annual statement lines of business: (1) CMP, (2) liability other than automobile and products, and (3) fire. CMP policies comprised 98% of Crusader’s 2019 and 2018 direct written premium. CMP policies include both property and liability coverages. For all of Crusader’s coverages and lines of business, Crusader’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense development patterns and (2) expected loss and loss adjustment expense per premium dollar.

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

At the end of each fiscal quarter, the Company’s loss and loss adjustment reserves for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer, and by an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

Each year, management compares the actual claims costs that emerge to the claims costs that were expected to emerge and evaluates whether any observed significant differences are due to normal variances in the development process that occur from time to time, particularly in an insurer the size of Crusader, or if they are an indication that changes in the key reserve assumptions or methodologies are appropriate. As of December 31, 2019, management concluded that no changes in Crusader’s key reserve assumptions or methodologies are appropriate.

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2019, Crusader had 538 open claim files. During 2019, 692 new claim files were opened and 720 claim files were closed, leaving 510 open claim files at the end of 2019. Due to the small size of Crusader and the related small population of claims, Crusader’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect Crusader’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The fluctuation in development of insured events of prior years underscores the inherent uncertainty in insurance claims costs, especially for a relatively small insurer, such as Crusader. While the Company believes the reserves were adequate at December 31, 2019 and 2018, adverse or (favorable) development may emerge in the future.

	Year ended December 31
	2019	2018

Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$42,125,553	$40,683,441
Adverse development of insured events of prior years	$3,191,185	$2,921,957
Percentage of adverse development to beginning reserves	8%	7%

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

The Company applies judgment in determining estimates for reserves associated with anticipated recoveries of salvage and subrogation on paid losses and loss adjustment expenses. During the year ended December 31, 2019, the Company changed that estimate to be in-line with its historic salvage and subrogation recovery success pattern. The impact of that change was a $968,400 reduction in losses and loss adjustment expenses for the year ended December 31, 2019, and in unpaid losses and loss adjustment expenses. The change was accounted for as a change in accounting estimate.

Reinsurance

Crusader’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from Crusader’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that Crusader expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. Crusader’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. Crusader’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2019, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s consolidated financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2019	2018

Ceded losses and loss adjustment expenses recoverable on excess of loss treaties:
Ceded case loss and loss adjustment expense reserves recoverable	$5,535,735	$3,792,882
Ceded IBNR loss and loss adjustment expense reserves recoverable	9,190,120	5,738,720
Total ceded loss and loss adjustment expense reserves recoverable	$14,725,855	$9,531,602

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2019	2018

Direct earned premium	$33,958,202	$35,233,410
Ceded earned premium	(7,220,734)	(6,478,500)
Net premium earned	$26,737,468	$28,754,910
Ratio of ceded earned premium to direct earned premium	21%	18%

The effect of reinsurance on losses and loss adjustment expenses is as follows:

	Year ended December 31
	2019	2018

Direct losses and loss adjustment expenses incurred	$36,712,252	$30,169,562
Ceded losses and loss adjustment expenses incurred on excess of loss treaties:
Ceded paid losses and loss adjustment expenses	(8,941,872)	(5,473,767)
Change in ceded case reserves	(1,742,853)	169,712
Change in ceded IBNR reserves	(3,451,400)	(1,307,764)
Total ceded losses and loss adjustment expenses incurred	(14,136,125)	(6,611,819)
Net losses and loss adjustment expenses incurred	$22,576,127	$23,557,743

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2019	2018

Ceded earned premium	$7,220,734	$6,478,500
Ceded losses and loss adjustment expenses incurred	(14,136,125)	(6,611,819)
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$(6,915,391)	$(133,319)

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations reflected above and the following changes in reinsurance recoverable:

	Year ended December 31
	2019	2018
Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$(5,881,413)	$(1,010,051)

There were no losses subject to catastrophe reinsurance treaties coverage incurred during the years ended December 31, 2019 and 2018.

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

For years ended December 31, 2019 and 2018, Crusader wrote 99.9% and 99.8% of its business in the state of California, respectively. The types of businesses and the coverage limits written by Crusader are not considered difficult lines for obtaining reinsurance. In addition, because the major catastrophe exposure is primarily from riots and from fire following earthquakes, Crusader does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

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

Deferred Tax Assets

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unico American Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unico American Corporation and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the years in the two-year period ended December 31, 2019, and the related notes and Schedules II and III (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Glendale, California

March 30, 2020

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

	2019	2018
ASSETS
Investments:
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $82,002,411 at December 31, 2019, and $78,302,588 at December 31, 2018)	$83,499,710	$76,910,137
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $798,000 at December 31, 2019, and $7,126,000 at December 31, 2018)	798,000	7,126,000
Short-term investments, at fair value	2,196,815	4,690,954
Total Investments	86,494,525	88,727,091
Cash and cash equivalents	5,781,639	4,917,762
Accrued investment income	397,302	393,782
Receivables, net	4,019,437	3,933,068
Reinsurance recoverable:
Paid losses and loss adjustment expenses	685,841	(1,319)
Unpaid losses and loss adjustment expenses	14,725,855	9,531,602
Deferred policy acquisition costs	3,619,594	3,489,728
Property and equipment, net	10,226,595	9,692,325
Deferred income taxes	3,925,432	4,375,484
Other assets	430,305	557,443
Total Assets	$130,306,525	$125,616,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$55,066,480	$51,657,155
Unearned premium	17,810,337	15,964,589
Advance premium and premium deposits	219,083	234,442
Accrued expenses and other liabilities	2,130,300	1,845,358
Total Liabilities	$75,226,200	$69,701,544

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,306,720 and 5,307,103 shares issued and outstanding at December 31, 2019 and 2018, respectively	$3,772,669	$3,772,857
Accumulated other comprehensive income (loss)	1,182,866	(1,100,036)
Retained earnings	50,124,790	53,242,601
Total Stockholders’ Equity	$55,080,325	$55,915,422

Total Liabilities and Stockholders' Equity	$130,306,525	$125,616,966

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2019	2018
REVENUES
Insurance company operation:
Net earned premium	$26,737,468	$28,754,910
Investment income	2,097,942	1,907,544
Net realized investment gains (losses)	(12,661)	148
Other income	123,050	365,898
Total Insurance Company Operation	28,945,799	31,028,500

Other insurance operations:
Gross commissions and fees	2,176,658	2,429,382
Investment income	14	229
Finance fees earned	239,524	144,925
Other income	10,819	9,760
Total Revenues	31,372,814	33,612,796

EXPENSES
Losses and loss adjustment expenses	22,576,127	23,557,743
Policy acquisition costs	4,960,846	5,908,831
Salaries and employee benefits	4,067,852	4,592,841
Commissions to agents/brokers	173,796	176,701
Other operating expenses	2,844,083	3,303,472
Total Expenses	34,622,704	37,539,588

Loss before taxes	(3,249,890)	(3,926,792)
Income tax benefit	134,187	757,233

Net Loss	$(3,115,703)	$(3,169,559)

PER SHARE DATA:
Basic
Loss per share	$(0.59)	$(0.60)
Weighted average shares	5,306,879	5,307,121
Diluted
Loss per share	$(0.59)	$(0.60)
Weighted average shares	5,306,879	5,307,121

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

	2019	2018

Net loss	$(3,115,703)	$(3,169,559)
Other changes in comprehensive loss:
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period, net of income tax	2,282,902	(860,140)
Comprehensive Loss	$(832,801)	$(4,029,699)

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2017	5,307,133	$3,772,872	$(239,896)	$56,412,361	$59,945,337

Shares repurchased	(30)	(15)	—	(201)	(216)
Change in comprehensive loss, net of deferred income tax	—	—	(860,140)	—	(860,140)
Net loss	—	—	—	(3,169,559)	(3,169,559)
Balance – December 31, 2018	5,307,103	$3,772,857	$(1,100,036)	$53,242,601	$55,915,422

Shares repurchased	(383)	(188)	—	(2,108)	(2,296)
Change in comprehensive gain (loss), net of deferred income tax	—	—	2,282,902	—	2,282,902
Net loss	—	—	—	(3,115,703)	(3,115,703)
Balance – December 31, 2019	5,306,720	$3,772,669	$1,182,866	$50,124,790	$55,080,325

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2019	2018

Cash flows from operating activities:
Net loss	$(3,115,703)	$(3,169,559)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization, gross of asset retirement	565,876	551,183
Bond amortization, net	(19,874)	201,076
Net realized investment losses (gains)	12,661	(148)
Bad debt expense	7,881	23,903
Changes in assets and liabilities:
Net receivables and accrued investment income	(97,770)	2,145,590
Reinsurance recoverable	(5,881,413)	(1,010,051)
Deferred policy acquisition costs	(129,866)	673,043
Other assets	127,138	(124,621)
Unpaid losses and loss adjustment expenses	3,409,325	2,580,164
Unearned premium	1,845,748	(2,803,675)
Advance premium and premium deposits	(15,359)	26,634
Accrued expenses and other liabilities	284,942	(455,000)
Income taxes current/deferred	(156,796)	(768,799)
Net Cash Used by Operating Activities	(3,163,210)	(2,130,260)

Cash flows from investing activities:
Purchase of fixed maturity investments	(10,975,077)	(21,034,427)
Proceeds from maturity of fixed maturity investments	10,137,673	20,385,735
Proceeds from sale or call of fixed maturity investments	3,472,794	1,270,296
Net decrease (increase) in short-term investments	2,494,139	(2,843,176)
Purchases of property and equipment, gross of asset retirement	(1,100,146)	(97,134)
Net Cash Provided (Used) by Investing Activities	4,029,383	(2,318,706)

Cash flows from financing activities:
Repurchase of common stock	(2,296)	(216)
Net Cash Used by Financing Activities	(2,296)	(216)

Net increase (decrease) in cash and cash equivalents	863,877	(4,449,182)
Cash and cash equivalents at beginning of year	4,917,762	9,366,944
Cash and Cash Equivalents at End of Year	$5,781,639	$4,917,762

Supplemental cash flow information
Cash paid during the period for income taxes	$8,800	$8,800

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Company has used the following methods and assumptions for estimating fair value for other financial instruments not carried at fair value:

  Cash and cash equivalents – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

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

Depreciation on Crusader Insurance Company (“Crusader”), the Company’s subsidiary, owned building, located at 26050 Mureau Road, Calabasas, California, is computed using the straight line method over 39 years. Improvements to the building structure are amortized over the useful life of the improvements. Depreciation on furniture, fixtures and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of tenant improvements in the Calabasas building is being computed using the shorter of the useful life of the tenant improvements or the remaining years of the lease.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and American Acceptance Corporation (“AAC”), a subsidiary of Unico, are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2016 and California state income tax authorities for tax returns filed starting at taxable year 2015. There are no ongoing examinations of income tax returns by federal or state tax authorities.

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

The Company applies judgment in determining estimates for reserves associated with anticipated recoveries of salvage and subrogation on paid losses and loss adjustment expenses. During the year ended December 31, 2019, the Company changed that estimate to be in-line with its historic salvage and subrogation recovery success pattern. The impact of that change was a $968,400 reduction in losses and loss adjustment expenses for the year ended December 31, 2019, and in unpaid losses and loss adjustment expenses. The change was accounted for as a change in accounting estimate.

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2019	2018

Premium trust funds (1)	$1,758,915	$1,383,451
Assigned to state agencies (2)	710,000	710,000
Total restricted funds	$2,468,915	$2,093,451

(1)	As required by law, the Company segregates from its operating accounts the premium collected from insureds that are payable to insurance companies into separate trust accounts. These amounts are included in cash and short-term investments.

(2)	$510,000 included in fixed maturity investments as of December 31, 2019 and 2018, and $200,000 and $200,000 included in short-term investments as of December 31, 2019 and 2018, respectively, are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

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

Reinsurance

Crusader employs reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premium and reinsurance receivables are reported as assets and represent ceded unearned premium and reinsurance recoverable on both paid and unpaid losses and loss adjustment expenses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2019, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2019 or 2018.

Concentration of Risks

99.9%, and 99.8% of Crusader’s direct written premium was derived from California during the years ended December 31, 2019 and 2018, respectively. In 2019, approximately 39% and 49% of the $939,689 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2018, approximately 37% and 46% of the $944,755 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

		Year ended December 31
Name of Reinsurer	A.M. Best Rating (1)	2019	2018

Renaissance Reinsurance U.S. Inc.	A+	$8,095,647	$4,911,922
Hannover Ruck SE	A+	6,869,914	4,142,308
TOA Reinsurance Company of America	A	438,308	476,101
Other	A	7,827	(48)
Total		$15,411,696	$9,530,283

(1) A.M. Best ratings are as of December 31, 2019.

Stock-Based Compensation

Share-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718, “Compensation - Stock Compensation” using the modified prospective transition method.

Recently Issued Accounting Standards

Recently adopted standards

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including those historically accounted for as operating leases. The Company adopted ASU 2016-02 effective January 1, 2019. The adoption of ASU 2016-02 did not have a material impact to the Consolidated Statements of Operations and the Consolidated Balance Sheets.

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's consolidated financial statements, but expects the primary changes to be (i) the use of the expected credit loss model for its premium receivables and reinsurance recoverables and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will primarily impact the Company’s available-for-sale fixed maturities portfolio and reinsurance recoverables. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases.” ASU 2019-10 updated the effective date for implementing ASU 2016-13 for smaller reporting entities, and that effective date will be for fiscal years beginning after December 15, 2022. Since the Company’s fixed income portfolio is invested primarily in higher rated bonds and the reinsurance is purchased from financially strong reinsurers, the Company believes the adoption of ASU 2016-13 will not have a material impact to the Consolidated Statements of Operations and the Consolidated Balance Sheets.

In August, 2018, the FASB issued ASU 2018-13 “Fair Value Measurement”: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements for assets and liabilities measured at fair value. The amendments in this ASU require certain existing disclosure requirements to be modified or removed, and certain new disclosure requirements to be added. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. As the amendments are only disclosure related, the effect of adoption will not have a material impact on the Company’s financial statements.

NOTE 2 – CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	Year ended December 31
	2019	2018

Cash	$2,490,902	$2,082,131
Cash equivalents	3,290,737	2,835,631
Cash and cash equivalents	$5,781,639	$4,917,762

Cash equivalents were comprised of highly liquid investments with initial maturity of 90 days or less. As of December 31, 2019 and 2018, cash equivalents included custodial trust, bank money market accounts, and a bank savings account.

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

NOTE 4 – INVESTMENTS

A summary of total investment income, net of investment expenses, and net realized gains is as follows:

	Year ended December 31
	2019	2018

Fixed maturities	$2,162,142	$1,956,963
Short-term investments and cash equivalents	65,656	65,042
Gross investment income	2,227,798	2,022,005
Less investment expenses	(129,842)	(114,232)
Net investment income	2,097,956	1,907,773
Net realized gains (losses)	(12,661)	148
Net investment income and realized gains	$2,085,295	$1,907,921

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2019, by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value

Due in one year or less	$10,063,975	$10,087,478
Due after one year through five years	42,944,463	43,654,657
Due after five years through ten years	9,996,830	10,529,528
Due after ten years and beyond	19,795,143	20,026,047
Total fixed maturities	$82,800,411	$84,297,710

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,105,795	$130,564	$(1,027)	$15,235,332
Corporate securities	41,953,378	1,076,012	(57)	43,029,333
Agency mortgage-backed securities	24,943,238	293,757	(1,950)	25,235,045
Held-to-maturity fixed maturities:
Certificates of deposit	798,000	—	—	798,000
Total fixed maturities	$82,800,411	$1,500,333	$(3,034)	$84,297,710

December 31, 2018
Available-for-sale fixed maturities:
U.S. Treasury securities	$16,746,832	$16,069	$(143,282)	$16,619,619
Corporate securities	40,804,425	50,422	(851,124)	40,003,723
Agency mortgage-backed securities	20,751,331	7,757	(472,293)	20,286,795
Held-to-maturity fixed maturities:
Certificates of deposit	7,126,000	—	—	7,126,000
Total fixed maturities	$85,428,588	$74,248	$(1,466,699)	$84,036,137

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes is as follows:

	Year ended December 31
	2019	2018

Gross unrealized gains of fixed maturities	$1,500,333	$74,248
Gross unrealized losses of fixed maturities	(3,034)	(1,466,699)
Net unrealized gains (losses) on investments	1,497,299	(1,392,451)
Deferred federal tax benefit (expense)	(314,433)	292,415
Net unrealized gains (losses), net of deferred income taxes	$1,182,866	$(1,100,036)

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(253)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(56)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2018
U.S. Treasury securities	$1,760,491	$(20,181)	2	$8,496,069	$(123,101)	6
Corporate securities	10,878,381	(272,515)	17	21,189,487	(578,609)	27
Agency mortgage-backed securities	—	—	—	17,034,086	(472,293)	15
Total	$12,638,872	$(292,696)	19	$46,719,642	$(1,174,003)	48

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of December 31, 2019, and December 31, 2018, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company sold three securities with amortized cost of $2,997,098, and had one call of an investment security with amortized cost of $999,982 during the year ended December 31, 2019. The Company realized net investment losses of $12,661 on these sales and call for the year ended December 31, 2019. Two securities were called prior to their maturity during the year ended December 31, 2018. These securities had amortized cost of $1,269,852. The Company realized a net investment gain of $148 on these calls for the year ended December 31, 2018.

The Company’s investment in certificates of deposit included $598,000 and $6,726,000 of brokered certificates of deposit as of December 31, 2019 and 2018, respectively. All of the Company’s certificates of deposit are within the FDIC insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

The following securities from three different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in the state of Nevada.

	Year ended December 31
	2019	2018

Certificates of deposit	$200,000	$200,000
Short-term investments	200,000	200,000
Total state held deposits	$400,000	$400,000

Short-term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2019	2018

U.S. Treasury bills	$1,996,815	$4,490,954
Certificates of deposit	200,000	200,000
Total short-term investments	$2,196,815	$4,690,954

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2019 and 2018:

	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,235,332	$—	$—	$15,235,332
Corporate securities	—	43,029,333	—	43,029,333
Agency mortgage-backed securities	—	25,235,045	—	25,235,045
Short-term investments	2,196,815	—	—	2,196,815
Total financial instruments at fair value	$17,432,147	$68,264,378	$—	$85,696,525

December 31, 2018
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$16,619,619	$—	$—	$16,619,619
Corporate securities	—	40,003,723	—	40,003,723
Agency mortgage-backed securities	—	20,286,795	—	20,286,795
Short-term investments	4,690,954	—	—	4,690,954
Total financial instruments at fair value	$21,310,573	$60,290,518	$—	$81,601,091

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2019 and 2018.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Year ended December 31
	2019	2018

Building and tenant improvements, located in Calabasas, California	$8,411,541	$8,398,275
Furniture, fixtures, equipment	2,110,653	2,063,549
Computer software	459,899	363,016
Accumulated depreciation and amortization	(3,617,381)	(3,051,505)
Computer software under development	1,074,398	131,505
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$10,226,595	$9,692,325

Depreciation on the Calabasas building is computed using the straight line method over 39 years. Improvements to the building structure are amortized over the useful life of the improvements. Depreciation on furniture, fixtures and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of tenant improvements in the Calabasas building is being computed using the shorter of the useful life of the tenant improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the years ended December 31, 2019 and 2018 were $565,876 and $551,183, respectively.

For the years ended December 31, 2019 and 2018, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $177,596 and $347,091, and incurred operating expenses in the amount of $669,359 and $774,663, which included depreciation, respectively. These amounts are included in “Other income” from insurance company operation and other operating expenses, respectively, in the Company’s Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of December 31, 2019 and 2018, 6,942 and 14,481 square feet of the Calabasas building was leased to non-affiliated entities, respectively. As of December 31, 2019, 7,539 square feet was vacant and available to be leased to non-affiliated entities.

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

NOTE 7 – RECEIVABLES, NET

Receivables, net, include premium, commissions and notes receivable and are as follows:

	Year ended December 31
	2019	2018

Premium and commission receivable	$2,178,476	$2,001,732
Premium finance notes receivable	3,041,931	3,148,792
Total premium and notes receivable	5,220,407	5,150,524
Allowance for doubtful accounts	(1,200,970)	(1,217,456)
Receivables, net	$4,019,437	$3,933,068

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

Bad debt expense was $7,881 and $23,903 for the years ended December 31, 2019 and 2018, respectively.

NOTE 8 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Crusader’s loss and loss adjustment expense case and incurred but not reported (“IBNR”) reserves are as follows:

	Year ended December 31
	2019	2018

Direct reserves:
Case reserves	$23,663,743	$23,648,183
IBNR reserves	31,402,737	28,008,972
Total direct reserves	$55,066,480	$51,657,155

Reserves net of reinsurance:
Case reserves	$18,128,008	$19,855,301
IBNR reserves	22,212,617	22,270,252
Total net reserves	$40,340,625	$42,125,553

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2019		2018

CMP	$54,270,633	98.6%	$50,459,206	97.7%
Other liability	776,957	1.4%	1,172,331	2.3%
Other	18,890	0.0%	25,618	0.0%
Total	$55,066,480	100.0%	$51,657,155	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2019	2018

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$42,125,553	$40,683,441

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	19,384,942	20,635,786
Provision for incurred events of prior years	3,191,185	2,921,957
Total incurred losses and loss adjustment expenses	22,576,127	23,557,743

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	6,210,475	6,582,377
Losses and loss adjustment expenses attributable to insured events of prior years	18,150,580	15,533,254
Total payments	24,361,055	22,115,631

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	40,340,625	42,125,553
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	14,725,855	9,531,602
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$55,066,480	$51,657,155

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

The following table presents loss development information by accident year, including cumulative incurred and paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities plus expected development on reported claims as of December 31, 2019:

Accident Year	Cumulative Incurred	Cumulative Paid	Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

2010	$16,721,160	$16,721,159	$—	974
2011	19,156,281	19,133,302	—	1,020
2012	18,355,031	18,001,581	425	967
2013	22,859,132	22,364,215	66,169	849
2014	17,898,306	17,487,722	118,937	759
2015	23,006,844	20,148,880	987,286	744
2016	25,677,378	21,438,785	2,286,224	796
2017	23,876,588	15,289,400	4,081,831	800
2018	18,099,500	9,254,754	6,109,585	595
2019	17,349,941	4,292,275	8,562,160	575
Total	$203,000,161	$164,132,073	$22,212,617

The following table reconciles the above cumulative incurred and paid data to Crusader’s loss and loss adjustment expense reserves:

	Year ended December 31
	2019	2018

Cumulative incurred losses and ALAE	$203,000,161	$200,539,837
Less cumulative paid losses and ALAE	(164,132,073)	(159,814,942)
Reserve for unpaid losses and ALAE (latest 10 accident years)	38,868,088	40,724,895
Reserves for unpaid losses and ALAE (beyond latest 10 accident years)	126,042	67,227
Reserves for unpaid unallocated loss adjustment expenses	1,346,495	1,333,431
Reserve for unpaid losses and loss adjustment expenses, net of reinsurance	40,340,625	42,125,553
Reinsurance recoverable on unpaid losses and loss adjustment expenses	14,725,855	9,531,602
Reserve for unpaid losses and loss adjustment expenses, gross of reinsurance	$55,066,480	$51,657,155

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

NOTE 9 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of the Company’s deferred policy acquisition costs:

	Year ended December 31
	2019	2018

Deferred policy acquisition costs at beginning of year	$3,489,728	$4,162,771
Policy acquisition costs deferred during year	5,090,712	5,235,788
Policy acquisition costs amortized during year	(4,960,846)	(5,908,831)
Deferred policy acquisition costs at end of year	$3,619,594	$3,489,728

Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs, which are related to and vary with the production of Crusader policies. Policy acquisition costs are deferred and amortized as the related premium is earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income on insurance policies generated from these costs, including investment income. For the years ended December 31, 2019 and 2018, the Company did not recognize a premium deficiency reserve.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2019	2018

Premium payable	$480,078	$314,173
Unearned policy fee income	520,064	595,223
Retirement plans	112,827	112,827
Accrued salaries and employee benefits	501,414	415,396
Commission payable	1,764	81,414
Other	514,153	326,325
Total accrued expenses and other liabilities	$2,130,300	$1,845,358

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

Crusader’s primary excess of loss reinsurance agreements during the years ended December 31, 2019 and 2018 are as follows:

Loss Year	Reinsurers	A.M. Best Rating	Retention

2019	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

2018	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar year 2019, Crusader retained a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty. In calendar year 2018, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty.

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

On most of the premium that Crusader cedes to the reinsurer, the reinsurer pays a commission to Crusader that includes a reimbursement of the cost of acquiring the portion of the premium that is ceded. Crusader does not currently assume any reinsurance. Crusader intends to continue obtaining reinsurance although the availability and cost may vary from time to time. The unpaid losses and loss adjustment expenses ceded to the reinsurer are recorded as an asset on the Consolidated Balance Sheets.

The effect of reinsurance on written premium, earned premium, and incurred losses and loss adjustment expenses is as follows:

	Year ended December 31
	2019	2018
Written premium:
Direct business	$35,803,950	$32,429,735
Reinsurance ceded	(7,153,130)	(6,555,715)
Net written premium	$28,650,820	$25,874,020

Earned premium:
Direct business	$33,958,202	$35,233,410
Reinsurance ceded	(7,220,734)	(6,478,500)
Net earned premium	$26,737,468	$28,754,910

Incurred losses and loss adjustment expenses:
Direct	$36,712,252	$30,169,562
Ceded	(14,136,125)	(6,611,819)
Net incurred losses and loss adjustment expenses	$22,576,127	$23,557,743

Ceded earned premium as a percentage of direct earned premium was 21% in 2019 and 18% in 2018. Crusader did not assume any premium or losses during the years ended December 31, 2019 and 2018.

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

Contributions to the Plan are as follows:

Year ended December 31, 2019	$138,670
Year ended December 31, 2018	$132,927

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

Crusader’s statutory capital and surplus are as follows:

As of December 31, 2019	$46,498,960
As of December 31, 2018	$50,148,258

Crusader’s statutory net loss is as follows:

Year ended December 31, 2019	$(2,190,703)
Year ended December 31, 2018	$(453,966)

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

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the CA DOI. Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2019, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2020 is $4,649,896. During the year ended December 31, 2019, Crusader issued cash dividends of $2,000,000 to Unico. No cash dividends were declared or issued during the year ended December 31, 2018.

The NAIC uses a Risk-Based Capital (“RBC”) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company’s current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company’s RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2019, was 641% of authorized control level RBC.

NOTE 15 – STOCK PLANS

The Unico American Corporation 2011 Incentive Stock Plan (“2011 Plan”) covers 200,000 shares of the Company’s common stock (subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, etc.) and was approved by shareholders on May 26, 2011. The 2011 Plan terminates on May 13, 2021. Options to purchase 8,760 and 91,240 shares of common stock were granted under the 2011 Plan to one non-executive employee during the years ended December 31, 2012 and 2011, respectively. Due to termination of the employee during 2017, all options granted under the 2011 Plan became null and void.

No options were granted to employees or non-employees during the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, there was no unrecognized compensation cost. There were no stock options outstanding at December 31, 2019 and 2018. As of December 31, 2019, 100,000 share of the Company’s common stock were available under the 2011 Plan.

NOTE 16 – TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2019	2018
Federal expense (benefit):
Current	$13,809	$—
Deferred	(51,809)	(727,333)
Total tax benefit	$(38,000)	$(727,333)

State expense (benefit):
Current	$8,800	$8,800
Deferred	(104,987)	(38,700)
Total tax benefit	$(96,187)	$(29,900)

Total expense (benefit):
Current	$22,609	$8,800
Deferred	(156,796)	(766,033)
Total tax benefit	$(134,187)	$(757,233)

The income tax provision reflected in the Consolidated Statements of Operations is different than the expected federal income tax rate of 21% on income as shown in the following table:

	Year ended December 31
	2019	2018

Computed income tax benefit at 21%	$(682,477)	$(824,626)
Tax effect of:
State tax expense benefit, net of federal tax benefit	(139,765)	(615,802)
Change in valuation allowance – state net operating losses	63,777	592,181
Change in valuation allowance – federal	600,000	—
Deferred tax true up	289	63,481
Other, including nondeductible expenses	23,989	27,533
Income tax benefit	$(134,187)	$(757,233)

 Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year ended December 31
	2019	2018
Deferred tax assets:
Discount on loss reserves	$329,065	$324,346
Unearned premium	747,217	671,792
Unearned commission income	432,969	388,099
Unearned policy fee income	145,533	166,565
Net operating loss carryforwards	4,145,783	3,515,221
State net operating loss carryforwards	1,931,665	1,850,934
Unrealized losses on investments	—	292,415
Bad debt reserve	336,075	340,688
Other	205,292	195,048
Total gross deferred tax assets	8,273,599	7,745,108
Less valuation allowance	2,531,665	1,850,934
Total deferred tax assets	$5,741,934	$5,894,174

Deferred tax liabilities:
Policy acquisition costs	$892,349	$867,652
State tax on undistributed insurance company earnings	343,735	392,802
Federal tax liability on state deferred tax assets	90,461	81,723
Depreciation and amortization	175,524	176,513
Unrealized gains on investments	314,433	—
Total deferred tax liabilities	$1,816,502	$1,518,690

Net deferred tax assets	$3,925,432	$4,375,484

The Company recognizes deferred income tax assets and liabilities for the expected future tax effects attributable to temporary differences between the financial statement and tax return bases of assets and liabilities, and expected benefits of utilizing net operating loss carryforwards, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that any portion of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company increased its valuation allowance related to deferred tax assets on federal and state net operating losses. Although realization is not assured, management believes that it is more likely-than-not that the Company’s remaining net deferred tax assets will be realized.

As of December 31, 2019, the Company has $19,741,828 of federal net operating loss carryforwards that will begin to expire in 2035. For the years ended December 31, 2019 and December 31, 2018, a valuation allowance on deferred tax assets generated from federal net operating losses was established in the amount of $600,000 and $0, respectively as the Company does not expect to realize that portion of the tax benefit from its federal net operating losses in the future.

As of December 31, 2019, the Company had deferred tax assets of $1,931,665 generated from state net operating loss carryforwards. The state tax carryforwards expire between 2028 and 2039. For the years ended December 31, 2019 and December 31, 2018, a valuation allowance on deferred tax assets generated from state net operating loss carryforwards was established in the amount of $1,931,665 and $1,850,934, respectively as the Company does not expect to realize a tax benefit from its state net operating losses in the future.

As a result of the Company’s analysis at December 31, 2019, the Company believes it is more likely than not that it will be able to utilize the net operating loss carryforwards, net of the valuation allowance, before they expire. Additionally, $4,106,936 of the net operating losses generated in 2019 and 2018 is subject to an indefinite carryforward period.

The current federal effected state tax rate is 6.98%.

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and AAC are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2016 and California state income tax authorities for tax returns filed starting at taxable year 2015. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of December 31, 2019, the Company had no unrecognized tax benefits, no unrecognized additional liabilities or reduction in deferred tax asset, and no uncertain tax positions. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK – EFFECT ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of December 31, 2019, and December 31, 2018, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 188,242 and 188,625 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 383 shares of stock during the year ended December 31, 2019, in unsolicited transactions at a cost of $2,296 of which $188 was allocated to capital and $2,108 was allocated to retained earnings. The Company repurchased 30 shares of stock during the year ended December 31, 2018, in unsolicited transactions at a cost of $216 of which $15 was allocated to capital and $201 was allocated to retained earnings. The Company has retired or will retire all stock repurchased.

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

NOTE 19 – LOSS PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted loss per share calculation is presented as follows:

	Year ended December 31
	2019	2018
Basic Loss Per Share
Net loss numerator	$(3,115,703)	$(3,169,559)

Weighted average shares outstanding denominator	5,306,879	5,307,121

Per share amount	$(0.59)	$(0.60)

Diluted Loss Per Share
Net loss numerator	$(3,115,703)	$(3,169,559)

Weighted average shares outstanding	5,306,879	5,307,121
Effect of diluted securities	—	—
Diluted shares outstanding denominator	5,306,879	5,307,121

Per share amount	$(0.59)	$(0.60)

As of December 31, 2019 and 2018, the Company had 0 common share equivalents that were excluded in the diluted loss per share calculation for years ended December 31, 2019 and 2018.

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the coronavirus pandemic, economic uncertainties have arisen which are likely to impact the fair value of investments, day to day administration of the business and premium volume.  While the Company does not believe it is exposed to substantial risk from coronavirus related claims under the insurance policies it has written, it is likely that the fair value of its investment portfolio will be adversely affected by the severe disruption and volatility in the capital markets, as well as general economic conditions as a result of the coronavirus and governmental responses to the pandemic.  Additionally, related disruptions to the business of the Company and its customers could adversely affect the demand for the Company’s insurance products and otherwise adversely impact the Company’s results of operations or financial condition.  The financial impact of these uncertainties is unknown at this time.

NOTE 21 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2019 and 2018 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2019
Total revenues	$7,135,474	$7,795,098	$8,258,966	$8,183,276
Income (loss) before taxes	$(811,732)	$(342,670)	$330,726	$(2,426,214)
Net income (loss)	$(671,074)	$(276,677)	$212,467	$(2,380,419)
Income (loss) per share: Basic	$(0.13)	$(0.05)	$0.04	$(0.45)
Income (loss) per share: Diluted	$(0.13)	$(0.05)	$0.04	$(0.45)

Calendar Year 2018
Total revenues	$8,806,891	$8,643,452	$8,161,034	$8,001,419
Income (loss) before taxes	$(2,811,931)	$287,032	$(812,141)	$(589,752)
Net income (loss)	$(2,207,251)	$168,297	$(661,925)	$(468,680)
Income (loss) per share: Basic	$(0.42)	$0.03	$(0.12)	$(0.09)
Income (loss) per share: Diluted	$(0.42)	$0.03	$(0.12)	$(0.09)

NOTE 22 – SUPPLEMENTARY INFORMATION ON LOSS AND ALAE DEVELOPMENT (UNAUDITED)

The following table presents cumulative incurred losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017	2018	2019

2010	21,418,368	20,437,443	19,883,812	19,326,007	18,639,537	18,075,737	17,641,161	16,828,688	16,822,859	16,721,160
2011		18,120,563	17,900,250	17,605,460	17,014,895	17,879,595	18,224,634	19,187,240	19,094,732	19,156,281
2012			18,511,598	19,532,022	18,895,666	18,344,175	18,050,131	17,914,837	18,235,335	18,355,031
2013				19,570,946	20,118,343	20,323,841	21,742,580	22,798,398	22,397,394	22,859,132
2014					16,884,731	15,394,995	14,930,960	17,640,211	18,034,749	17,898,306
2015						20,452,199	20,840,034	22,471,512	21,707,615	23,006,844
2016							21,646,663	22,908,016	24,126,775	25,677,378
2017								21,914,736	23,453,130	23,876,588
2018									19,048,233	18,099,500
2019										17,349,941

(1) The information for the years 2010 through 2016 is presented as unaudited required supplementary information.

The following table presents cumulative paid losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017	2018	2019

2010	7,535,122	10,695,223	12,955,467	14,756,510	15,330,864	16,283,050	16,778,214	16,720,942	16,721,059	16,721,159
2011		4,719,943	8,608,287	11,212,490	14,251,525	16,115,802	17,422,583	19,027,232	19,087,866	19,133,302
2012			6,719,982	11,673,621	13,411,125	15,369,629	16,734,967	17,265,513	17,638,646	18,001,581
2013				7,594,731	10,656,777	14,319,057	19,067,334	21,415,490	21,875,978	22,364,215
2014					3,826,263	6,082,893	9,173,947	14,556,687	16,843,128	17,487,722
2015						6,263,796	11,151,955	14,978,639	17,700,688	20,148,880
2016							7,435,120	12,009,273	15,916,432	21,438,785
2017								6,405,641	11,503,228	15,289,400
2018									4,959,689	9,254,754
2019										4,292,275

(1) The information for the years 2010 through 2016 is presented as unaudited required supplementary information.

The following table presents average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2019:

Years	1	2	3	4	5	6	7	8	9	10

	30.4%	20.8%	17.0%	16.7%	8.9%	3.1%	2.1%	0.5%	0.4%	0.4%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based upon its assessment, the Company’s management believes that as of December 31, 2019, the Company’s internal control over financial reporting is effective based on these criteria.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2019, are contained herein as listed in the Index to Consolidated Financial Statements on Page 44.

2. Financial schedules:

Schedule II - Condensed Financial Information of Registrant

Schedule III - Supplemental Insurance Information

Schedules other than those listed above are omitted, since they are not applicable, not required, or the information required being set forth is included in the consolidated financial statements or notes.

3. Exhibits:

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
3.2	Second Amended and Restated Bylaws, as amended, of Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on July 16, 2019.)
3.3	Amendment No. 1 to Second Amended and Restated Bylaws effective December 9, 2019. (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on December 11, 2019.)
3.4	Amendment No. 2 to Second Amended and Restated Bylaws effective January 10, 2020. (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on January 14, 2020.)
10.1	The 2011 Incentive Stock Option Plan of Unico American Corporation. (Incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011.)*
10.2	Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 20, 2015)*
10.3	Job offer to Michael Budnitsky dated August 12, 2014. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)*
10.4	Amendment, dated March 27, 2017, to Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.)*
10.5	Amendment, dated March 23, 2018, to Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin. (Incorporated herein by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.)*
10.6	Form of Indemnification Agreement. (Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2017, filed on April 27, 2018.)*
10.7	Amendment, dated March 27, 2019, to Amended and Restated Employment Agreement effective March 17, 2015, by and between Registrant and Cary L. Cheldin.*
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
23.1	Consent of Independent Registered Public Accounting Firm – JLK Rosenberger LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholder’s Equity; and (vi) the Notes to Consolidated Financial Statements.**

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

Date: March 30, 2020

UNICO AMERICAN CORPORATION

By: /s/ Cary L. Cheldin

Cary L. Cheldin

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, including a majority of the Board of Directors of the Registrant.

Signature	Title	Date

/s/ Cary L. Cheldin Cary L. Cheldin	Chairman of the Board, President and Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2020

/s/ Michael Budnitsky Michael Budnitsky	Treasurer, Chief Financial Officer, Secretary, and Director (Principal Accounting and Principal Financial Officer)	March 30, 2020

/s/ Erwin Cheldin Erwin Cheldin	Director	March 30, 2020

/s/ Ronald A. Closser	Director	March 30, 2020
Ronald A. Closser

/s/ Andrew L. Furgatch	Director	March 30, 2020
Andrew L. Furgatch

/s/ John B. Keefe, Sr.	Director	March 30, 2020
John B. Keefe, Sr.

/s/ David T. Russell	Director	March 30, 2020
David T. Russell

/s/ Samuel J. Sorich	Director	March 30, 2020
Samuel J. Sorich

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

AS OF DECEMBER 31

	2019	2018

ASSETS
Cash	253,890	346,241
Receivables due from subsidiaries	1,750,869	2,416,033
Investments in subsidiaries	51,463,601	52,339,813
Property and equipment, net	1,688,810	764,464
Other assets	153,576	280,657
Total Assets	$55,310,746	$56,147,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$230,421	$231,786
Total Liabilities	$230,421	$231,786

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock	$3,772,669	$3,772,858
Accumulated other comprehensive gain (loss)	1,182,867	(1,100,036)
Retained earnings	50,124,789	53,242,600
Total Stockholders’ Equity	$55,080,325	$55,915,422

Total Liabilities and Stockholders’ Equity	$55,310,746	$56,147,208

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2019	2018

REVENUES

Net investment income	$120,193	$139,941
Other income	10,818	16
Total Revenues	131,011	139,957

EXPENSES

General and administrative expenses	87,600	125,257
Income before equity in net income of subsidiaries	43,411	14,700
Equity in net loss of subsidiaries	(3,159,114)	(3,184,259)
Net Loss	$(3,115,703)	$(3,169,559)

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE LOSS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2019	2018

Net loss	$(3,115,703)	$(3,169,559)
Other changes in comprehensive gain (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period, net of income tax	2,282,902	(860,140)
Comprehensive Loss	$(832,801)	$(4,029,699)

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2019	2018

Cash flows from operating activities:
Net loss	$(3,115,703)	$(3,169,559)
Adjustments to reconcile net loss to net cash from operations:
Undistributed equity in net loss of subsidiaries	3,159,114	3,184,259
Depreciation and amortization, gross of asset retirement	294,039	282,947
Accrued expenses and other liabilities	(1,365)	14,501
Other assets	127,081	(128,992)
Net Cash Provided by Operating Activities	463,166	183,156

Cash flows from investing activities:
Purchases of property and equipment, gross of asset retirement	(1,218,385)	(51,040)
Dividends received from subsidiaries	2,000,000	—
Net change in payables and receivables from subsidiaries	(1,334,836)	(103,482)
Net Cash Used by Investing Activities	(553,221)	(154,522)

Cash flows from financing activities:
Repurchase of common stock	(2,296)	(216)
Net Cash Used by Financing Activities	(2,296)	(216)

Net increase (decrease) in cash	(92,351)	28,418
Cash at beginning of year	346,241	317,823
Cash at End of Year	$253,890	$346,241

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

Dividends

Unico received cash dividends from Crusader of $2,000,000 and $0 in the years ended December 31, 2019 and 2018, respectively.

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

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $294,038 and $282,947 for the years ended December 31, 2019 and 2018, respectively.

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

SCHEDULE III

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Future
		Benefits,				Benefits,	Amortization
	Deferred	Losses,				Claims,	of Deferred
	Policy	and Loss			Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Written
	Cost	Expenses	Premium	Revenue	Income	Expenses	Costs	Costs	Premium

Year ended December 31, 2019	$3,619,594	$55,066,480	$17,810,337	$26,737,468	$2,097,956	$22,576,127	$4,960,846	$7,085,731	$28,650,820
Year ended December 31, 2018	$3,489,728	$51,657,155	$15,964,589	$28,754,910	$1,907,773	$23,557,743	$5,908,831	$8,073,014	$25,874,020