Form 10-Q
period 2020-03-31
UNICO AMERICAN CORP
filed 2020-05-15
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2020
Common Stock, no par value per share	5,305,742

1 of 33

UNICO AMERICAN CORPORATION

2 of 33

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, and the documents incorporated by reference in this document, the Company’s press releases and oral statements made from time to time by the Company or on the Company’s behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or “the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (or “the Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about the Company’s plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q, including, but not limited to, statements found in Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. The Company’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

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

3 of 33

Please see Part I - Item 1A – “Risk Factors” in the Company’s 2019 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”), as well as other documents we file with the SEC from time-to-time, for other important factors that could cause the Company’s actual results to differ materially from the Company’s current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-Q and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

4 of 33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2020	2019
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $81,814,388 a March 31, 2020, and $82,002,411 at December 31, 2019)	$82,931,949	$83,499,710
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $798,000 at March 31, 2020, and $798,000 at December 31, 2019)	798,000	798,000
Equity securities, at fair value (cost: $502,484 at March 31, 2020, and $0 at December 31, 2019)	457,684	—
Short-term investments, at fair value	2,198,017	2,196,815
Total Investments	86,385,650	86,494,525
Cash and cash equivalents	5,276,025	5,781,639
Accrued investment income	503,388	397,302
Receivables, net	3,986,844	4,019,437
Reinsurance recoverable:
Paid losses and loss adjustment expenses	365,668	685,841
Unpaid losses and loss adjustment expenses	15,399,752	14,725,855
Deferred policy acquisition costs	3,687,979	3,619,594
Property and equipment, net	10,223,162	10,226,595
Deferred income taxes	4,106,849	3,925,432
Other assets	468,458	430,305
Total Assets	$130,403,775	$130,306,525

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$56,139,598	$55,066,480
Unearned premiums	18,107,398	17,810,337
Advance premium and premium deposits	345,027	219,083
Accrued expenses and other liabilities	2,081,486	2,130,300
Total Liabilities	$76,673,509	$75,226,200

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,305,742 and 5,306,720, shares issued and outstanding at March 31, 2020, and December 31, 2019, respectively	$3,772,189	$3,772,669
Accumulated other comprehensive loss	882,873	1,182,866
Retained earnings	49,075,204	50,124,790
Total Stockholders’ Equity	$53,730,266	$55,080,325

Total Liabilities and Stockholders' Equity	$130,403,775	$130,306,525

See notes to condensed consolidated financial statements (unaudited).

5 of 33

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2020	2019
REVENUES
Insurance company operation:
Net earned premium	$6,911,134	$6,264,150
Investment income	520,692	532,630
Net realized investments gains (losses)	1,114	(8,149)
Net unrealized investments losses on equity securities	(44,800)	—
Other income (loss)	80,937	(260,700)
Total Insurance Company Operation	7,469,077	6,527,931

Other insurance operations:
Gross commissions and fees	469,069	547,445
Investment income	2	7
Finance charges and fees earned	67,019	49,373
Other income	14	10,718
Total Revenues	8,005,181	7,135,474

EXPENSES
Losses and loss adjustment expenses	5,877,385	5,154,443
Policy acquisition costs	1,144,425	1,086,713
Salaries and employee benefits	1,122,499	1,027,849
Commissions to agents/brokers	25,955	50,121
Other operating expenses	980,415	628,080
Total Expenses	9,150,679	7,947,206

Loss before taxes	(1,145,498)	(811,732)
Income tax benefit	101,672	140,658
Net Loss	$(1,043,826)	$(671,074)

PER SHARE DATA:
Basic
Loss Per Share	$(0.20)	$(0.13)
Weighted Average Shares	5,306,720	5,307,103

Diluted
Loss Per Share	$(0.20)	$(0.13)
Weighted Average Shares	5,306,720	5,307,103

See notes to condensed consolidated financial statements (unaudited).

6 of 33

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31
	2020	2019

Net loss	$(1,043,826)	$(671,074)
Changes in unrealized (losses) gains on securities classified as available-for-sale arising during the period, net of income tax	(299,993)	975,885
Comprehensive (Loss) Income	$(1,343,819)	$304,811

See notes to condensed consolidated financial statements (unaudited).

7 of 33

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2018	5,307,103	$3,772,857	$(1,100,036)	$53,242,601	$55,915,422

Change in comprehensive income, net of deferred income tax	—	—	975,885	—	975,885
Net loss	—	—	—	(671,074)	(671,074)
Balance – March 31, 2019	5,307,103	$3,772,857	$(124,151)	$52,571,527	$56,220,233

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2019	5,306,720	$3,772,669	$1,182,866	$50,124,790	$55,080,325

Shares repurchased	(978)	(480)	—	(5,760)	(6,240)
Change in comprehensive loss, net of deferred income tax	—	—	(299,993)	—	(299,993)
Net loss	—	—	—	(1,043,826)	(1,043,826)
Balance – March 31, 2020	5,305,742	$3,772,189	$882,873	$49,075,204	$53,730,266

See notes to condensed consolidated financial statements (unaudited).

8 of 33

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
	2020	2019
Cash flows from operating activities:
Net loss	$(1,043,826)	$(671,074)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	188,085	135,027
Bond amortization, net	(6,711)	6,880
Bad debt expense	(25)	2,739
Net realized investment (gains) losses	(1,114)	8,149
Net unrealized investment losses on equity securities	44,800	—
Changes in assets and liabilities:
Net receivables and accrued investment income	(73,468)	(456,919)
Reinsurance recoverable	(353,724)	(3,136,056)
Deferred policy acquisition costs	(68,385)	(81,052)
Other assets	(38,153)	351,282
Unpaid losses and loss adjustment expenses	1,073,118	(324,284)
Unearned premiums	297,061	561,777
Advance premium and premium deposits	125,944	108,521
Accrued expenses and other liabilities	(48,814)	(78,202)
Income taxes current/deferred	(101,672)	(149,458)
Net Cash Used by Operating Activities	(6,884)	(3,722,670)

Cash flows from investing activities:
Purchase of fixed maturity investments	(1,735,823)	(3,573,566)
Purchase of equity securities	(502,484)	—
Proceeds from maturity of fixed maturity investments	1,328,128	1,779,271
Proceeds from sale or call of fixed maturity investments	603,543	482,696
Net decrease (increase) in short-term investments	(1,202)	3,994,162
Additions to property and equipment	(184,652)	(231,521)
Net Cash Provided (Used) by Investing Activities	(492,490)	2,451,042

Cash flows from financing activities:
Repurchase of common stock	(6,240)	—
Net Cash Used by Financing Activities	(6,240)	—

Net decrease in cash and cash equivalents	(505,614)	(1,271,628)
Cash and cash equivalents at beginning of period	5,781,639	4,917,762
Cash and Cash Equivalents at End of Period	$5,276,025	$3,646,134

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	8,800

See notes to condensed consolidated financial statements (unaudited).

9 of 33

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

10 of 33

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2020, and December 31, 2019, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 187,264 and 188,242 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 978 shares of stock during the three months ended March 31, 2020, in unsolicited transactions at a cost of $6,240 of which $480 was allocated to capital and $5,760 was allocated to retained earnings. The Company did not repurchase any stock during the three months ended March 31, 2019. The Company has retired or will retire all stock repurchased.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
Basic Loss Per Share
Net loss	$(1,043,826)	$(671,074)

Weighted average shares outstanding	5,306,720	5,307,103

Basic loss per share	$(0.20)	$(0.13)

Diluted Loss per Share
Net loss	$(1,043,826)	$(671,074)

Weighted average shares outstanding	5,306,720	5,307,103
Diluted shares outstanding	5,306,720	5,307,103

Diluted loss per share	$(0.20)	$(0.13)

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

11 of 33

In August, 2018, the FASB issued ASU 2018-13 “Fair Value Measurement”: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements for assets and liabilities measured at fair value. The amendments in this ASU require certain existing disclosure requirements to be modified or removed, and certain new disclosure requirements to be added. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of ASU 2018-13 did not have a material impact to the Company’s disclosures.

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

As of March 31, 2020, and December 31, 2019, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31	December 31
	2020	2019

Building and leasehold improvements located in Calabasas, California	$8,411,541	$8,411,541
Furniture, fixtures, and equipment	2,120,078	2,110,653
Computer software	459,899	459,899
Accumulated depreciation and amortization	(3,805,466)	(3,617,381)
Computer software under development	1,249,625	1,074,398
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$10,223,162	$10,226,595

12 of 33

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three months ended March 31, 2020 and 2019 was $188,085 and $135,027, respectively.

For the three months ended March 31, 2020 and 2019, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $53,290 and $42,230, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2020 and 2019, the Calabasas building incurred operating expenses (including depreciation) in the amount of $190,097 and $156,789, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of March 31, 2020, 6,942 square feet of the Calabasas building was leased to non-affiliated entities and 7,539 square feet was vacant and available to be leased to non-affiliated entities.

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2020, and December 31, 2019:

13 of 33

	Level 1	Level 2	Level 3	Total
March 31, 2020
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$14,902,906	$—	$—	$14,902,906
Corporate securities	—	43,175,098	—	43,175,098
Agency mortgage backed securities	—	24,853,945	—	24,853,945
Equity securities	457,684	—	—	457,684
Short-term investments	2,198,017	—	—	2,198,017
Total financial instruments at fair value	$17,558,607	$68,029,043	$—	$85,587,650

	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,235,332	$—	$—	$15,235,332
Corporate securities	—	43,029,333	—	43,029,333
Agency mortgage backed securities	—	25,235,045	—	25,235,045
Short-term investments	2,196,815	—	—	2,196,815
Total financial instruments at fair value	$17,432,147	$68,264,378	$—	$85,696,525

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2020 and 2019.

As a result of the spread of the recent coronavirus outbreak, economic uncertainties have arisen which are likely to impact the fair value of investments, day to day administration of the business and premium volume.  While the Company does not believe it is exposed to substantial risk from coronavirus related claims under the insurance policies written by Crusader, it is likely that the fair value of its investment portfolio will be adversely affected by the severe disruption and volatility in the capital markets, as well as general economic conditions as a result of the coronavirus and governmental responses to the outbreak.  The financial impact of these uncertainties is unknown at this time.

NOTE 8 – INVESTMENTS

A summary of investment income, net of investment expenses, is as follows:

	Three Months ended March 31
	2020	2019

Fixed maturities	$542,407	$543,695
Equity securities	1,442	—
Short-term investments and cash equivalents	11,724	26,561
Gross investment income	555,573	570,256
Less investment expenses	(34,879)	(37,619)
Net investment income	520,694	532,637
Net realized investment (gains) losses	1,114	(8,149)
Net unrealized investment losses on equity securities	(44,800)	—
Net investment income, realized investment gains (losses) and unrealized investment losses on equity securities	$477,008	$524,488

14 of 33

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Available-for-sale fixed maturities:
U.S. Treasury securities	$14,519,461	$383,445	$—	$14,902,906
Corporate securities	42,936,116	792,504	(553,522)	43,175,098
Agency mortgage-backed securities	24,358,811	668,201	(173,067)	24,853,945
Held-to-maturity fixed securities:
Certificates of deposits	798,000	—	—	798,000
Total fixed maturities	$82,612,388	$1,844,150	$(726,589)	$83,729,949

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,105,795	$130,564	$(1,027)	$15,235,332
Corporate securities	41,953,378	1,076,012	(57)	43,029,333
Agency mortgage-backed securities	24,943,238	293,757	(1,950)	25,235,045
Held-to-maturity fixed securities:
Certificates of deposits	798,000	—	—	798,000
Total fixed maturities	$82,800,411	$1,500,333	$(3,034)	$84,297,710

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2020	2019

Gross unrealized gains on fixed maturities	$1,844,150	$1,500,333
Gross unrealized losses on fixed maturities	(726,589)	(3,034)
Net unrealized gains on fixed maturities	1,117,561	1,497,299
Deferred federal tax expense	(234,688)	(314,433)
Net unrealized gains, net of deferred income taxes	$882,873	$1,182,866

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2020
Corporate securities	8,840,514	(553,522)	16	—	—	—
Agency mortgage-backed securities	3,758,080	(173,067)	7	—	—	—
Total	$12,598,594	$(726,589)	23	$—	$—	—

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(253)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(56)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

15 of 33

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. During the three months ended March 31, 2020, one fixed maturity corporate security experienced a significant decline in market value; the market and book value of that security at March 31, 2020, was $459,000 and $912,681, respectively. The unrealized losses on all securities as of March 31, 2020, and December 31, 2019, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company sold one security prior to maturity during the three months ended March 31, 2020. This security had amortized cost of $601,316. The Company realized a net investment gain of $1,114 on this sale for the three months ended March 31, 2020. The Company sold one security prior to maturity during the three months ended March 31, 2019. This security had amortized cost of $498,994. The Company realized a net investment loss of $8,149 on this sale for the three months ended March 31, 2019. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company started investing in common stock equity securities during the three months ended March 31, 2020. The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total investment portfolio. At March 31, 2020, less than 1% of the total investment portfolio at fair value was held in equity securities. A summary of equity securities is shown below:

	March 31	December 31
	2020	2019

Cost	$502,484	$—
Unrealized loss	(44,800)	—
Fair market value of equity securities	$457,684	$—

The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2020 was overall decline in equity markets during the period.

The Company’s investment in certificates of deposit included $598,000 of brokered certificates of deposit as of March 31, 2020 and December 2019. All of the Company’s certificates of deposit are within the FDIC insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

The following securities from three different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada.

	March 31	December 31
	2020	2019

Certificates of deposit	$200,000	$200,000
Short-term investments	200,000	200,000
Total state held deposits	$400,000	$400,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

16 of 33

Short-term investments have an initial maturity of one year or less and consist of the following:

	March 31	December 31
	2020	2019

U.S. Treasury bills	$1,998,017	$1,996,815
Certificates of deposit	200,000	200,000
Total short-term investments	$2,198,017	$2,196,815

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Three Months Ended March 31
	2020	2019

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$55,066,480	$51,657,155
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	14,725,855	9,531,602
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	40,340,625	42,125,553

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	5,161,176	4,550,888
Development of insured events of prior years	716,209	603,555
Total incurred losses and loss adjustment expenses	5,877,385	5,154,443

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	1,444,009	1,158,426
Attributable to insured events of prior years	4,034,155	6,468,019
Total payments	5,478,164	7,626,445

Reserve for unpaid losses and loss adjustment expenses at March 31 – net of reinsurance	40,739,846	39,653,551
Reinsurance recoverable on unpaid losses and loss adjustment expenses	15,399,752	11,679,320
Reserve for unpaid losses and loss adjustment expenses at March 31 – gross of reinsurance	$56,139,598	$51,332,871

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

17 of 33

Likewise, the Company is sometimes named as a cross-defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through Crusader. Incidental actions related to disputes concerning the issuance or non-issuance of individual policies are sometimes brought by customers or others. These items are also handled on a routine basis by counsel, and they do not generally affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2020, consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the recent coronavirus outbreak, economic uncertainties have arisen which impacted and may continue to impact the fair value of investments, day to day administration of the Company’s business and the Company’s revenue.  The effects of that outbreak were a major contributor to the decrease in fair value of the Company’s fixed income and equity investments during the three months ended March 31, 2020, due primarily to the volatility and economic uncertainty caused by the outbreak, affecting various sectors of the Company’s investment portfolio.  Although the outbreak did not have a significant impact on Crusader’s direct written premium during the three months ended March 31, 2020, it experienced, in the second half of March 2020, a decrease in new business submissions and renewals, particularly in its Bar/Taverns market sector niche, as a result of government regulations, such as shelter-in-place orders, which the Company believes may adversely impact its direct written premium in future periods.  The Company’s financial results for the three months ended March 31, 2020, do not fully reflect the potential adverse impacts that the coronavirus outbreak has had or will have on its business as the Company’s business first experienced the impact of the resulting economic slowdown at the end of the three months ended March 31, 2020.  While the Company does not believe it is exposed to substantial risk from coronavirus related claims under the insurance policies written by Crusader, it is possible that the fair value of its investment portfolio will be further adversely affected by the severe disruption and volatility in the capital markets, as well as general economic conditions as a result of the coronavirus and governmental responses to the outbreak.  Additionally, related disruptions to the business of the Company’s subsidiaries and their customers could further adversely affect the demand for the Company’s subsidiaries’ insurance products and otherwise adversely impact the Company’s results of operations or financial condition.  The financial impact of these uncertainties is unknown at this time but could result in a material adverse effect on the Company’s business, results of operations, financial condition and prospects.

On April 28, 2020, Crusader declared a cash dividend of $2,000,000 to Unico, its parent and sole shareholder, to be paid to Unico on or before May 22, 2020. This dividend is intended to be used primarily for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2019, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2020 is $ 4,649,896.

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

Total revenues for the three months ended March 31, 2020, were $8,005,181 compared to $7,135,474 for the three months ended March 31, 2019, an increase of $869,707 (12%). The Company had net loss of $1,043,826 for the three months ended March 31, 2020, compared to net loss of $671,074 for the three months ended March 31, 2019, an increase in net loss of $372,752.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's consolidated financial statements and notes thereto, and all other items contained within the Company’s 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

As a result of the spread of the recent coronavirus outbreak, economic uncertainties have arisen which impacted and may continue to impact the fair value of investments, day to day administration of the Company’s business and the Company’s revenue.  The effects of that outbreak were a major contributor to the decrease in fair value of the Company’s fixed income and equity investments during the three months ended March 31, 2020, due primarily to the volatility and economic uncertainty caused by the outbreak, affecting various sectors of the Company’s investment portfolio.  Although the outbreak did not have a significant impact on Crusader’s direct written premium during the three months ended March 31, 2020, it experienced, in the second half of March 2020, a decrease in new business submissions and renewals, particularly in its Bar/Taverns market sector niche, as a result of government regulations, such as shelter-in-place orders, which the Company believes may adversely impact its direct written premium in future periods.  The Company’s financial results for the three months ended March 31, 2020, do not fully reflect the potential adverse impacts that the coronavirus outbreak has had or will have on its business as the Company’s business first experienced the impact of the resulting economic slowdown at the end of the three months ended March 31, 2020.  While the Company does not believe it is exposed to substantial risk from coronavirus related claims under the insurance policies written by Crusader, it is possible that the fair value of its investment portfolio will be further adversely affected by the severe disruption and volatility in the capital markets, as well as general economic conditions as a result of the coronavirus and governmental responses to the outbreak.  Additionally, related disruptions to the business of the Company’s subsidiaries and their customers could further adversely affect the demand for the Company’s subsidiaries’ insurance products and otherwise adversely impact the Company’s results of operations or financial condition.  The financial impact of these uncertainties is unknown at this time but could result in a material adverse effect on the Company’s business, results of operations, financial condition and prospects.

18 of 33

While the coronavirus outbreak is also affecting the Company’s internal operations, the Company has a plan in place to help its operations continue effectively during the outbreak, including processes to limit the spread of the virus between employees. For example, the Company modified its business practices in accordance with social distancing and safety guidelines, allowing many work-from-home arrangements, flexible work schedules, and restricted business travel. The Company’s employees are following the guidelines and approximately 75% are working from their homes. While the coronavirus outbreak has created new challenges for the Company, the Company’s ability to maintain its operations, internal controls and relationships has not been adversely affected.

The Company’s financial performance suffered in recent years, reporting net losses for each fiscal year beginning with the year ended December 31, 2015. While losses in recent years have been driven primarily by losses from Crusader’s policies and its high loss ratios, management believes that other contributing factors include (1) the somewhat-fixed nature of many of the Company’s expenses relative to flat or declining revenues, (2) the failure to have replaced or upgraded the Company’s legacy IT system in order to process Crusader’s smaller premium accounts more efficiently, and (3) the failure to have shifted focus to larger premium accounts and fee-for-service operations.

In light of the challenges faced and operational results, the Company has taken several steps to improve. To improve Crusader's loss ratios, beginning in January 2017, the Company made significant changes in its staffing and in its pricing and risk selection practices. To improve revenues the Company is working to improve its sales in the markets that it has historically served, to gain access to markets that it has not previously served, and to generate new sources of revenue on a fee-for-service basis. For example, Unifax is seeking opportunities to transact admitted and non-admitted business with non-affiliated insurers, where Crusader will not be underwriting the risk, providing Unifax with a wider range of products and services. The Company also re-activated its US Risk Managers, Inc. subsidiary so that it can provide claims adjustment services to non-affiliated insurers and to self-insurers on a fee-for-service basis (i.e., where Crusader will not be underwriting the risk), providing the potential for an alternative revenue source to the Company. In addition, on April 6, 2020, the Company executed an agreement with a non-admitted, non-affiliated insurer that is rated "A" by A.M. Best Company, thereby providing Unifax and Crusader with a wider range of possibilities for their products and services.

In 2018, the Company determined that the cost to replace its legacy IT system would be between $4,000,000 and $8,000,000, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system, an upgrade that then seemed to offer more incremental benefits in a shorter timeframe. While initially expected to be completed by the end of 2019, at a cost of approximately $300,000, excluding costs of Unico’s employees involved in the upgrade, the system upgrade is now expected to be completed by the end of 2020, at a cost of approximately $1,300,000, excluding costs of Unico’s employees involved in the upgrade, due to unexpected technical challenges. In light of the significant delays and increases in cost associated with its legacy upgrade project, the Company has deployed additional resources toward the management of this project and has renegotiated the relationship that it has with the non-affiliated vendor working on this project.

19 of 33

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 93% and 91% of consolidated revenues for the three months ended March 31, 2020 and 2019, respectively. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of March 31, 2020, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.9% and 99.8% of direct written premium (before reinsurance ceded) during the three months ended March 31, 2020 and 2019, respectively). During the three months ended March 31, 2020 and 2019, 98% of Crusader’s business was commercial multiple peril (“CMP”) policies.

Crusader’s total direct written premium, as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended March 31
	2020	2019	Change

California	$9,195,864	$8,515,555	$680,309
Arizona	11,022	14,775	(3,753)
Washington	—	(1,149)	1,149
Total direct written premium	$9,206,886	$8,529,181	$677,705

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

While the recent coronavirus outbreak did not have a significant impact on Crusader’s direct written premium during the three months ended March 31, 2020, in the second half of March 2020, it experienced a decrease in new business submissions and renewals, particularly in its Bar/Taverns market sector niche, as a result of government regulations, such as shelter-in-place orders, which the Company believes may adversely impact Crusader’s direct written premium in future periods.

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

The following is a reconciliation of direct written premium to net earned premium (after premium ceded to reinsurers):

	Three Months Ended March 31
	2020	2019

Direct written premium	$9,206,886	$8,529,181
Less: written premium ceded to reinsurers	(1,979,127)	(1,683,690)
Net written premium	7,227,759	6,845,491
Change in direct unearned premium	(297,061)	(561,777)
Change in ceded unearned premium	(19,564)	(19,564)
Net earned premium	$6,911,134	$6,264,150

20 of 33

The insurance company operation underwriting profitability is defined by pre-tax underwriting gain, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting gain (loss) before income taxes is as follows:

	Three Months Ended March 31
	2020	2019	Change

Net written premium	$7,227,759	$6,845,491	$382,268
Change in net unearned premium	(316,625)	(581,341)	264,716
Net earned premium	6,911,134	6,264,150	646,984
Less:
Losses and loss adjustment expenses	5,877,385	5,154,443	722,942
Policy acquisition costs	1,144,425	1,086,713	57,712
Total underwriting expenses	7,021,810	6,241,156	780,654
Underwriting gain (loss) before income taxes	$(110,676)	$22,994	$(133,670)

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

The following is a reconciliation of Crusader’s underwriting gain (loss) before income taxes to the Company’s loss before taxes:

	Three Months Ended March 31
	2020	2019

Underwriting gain (loss) before income taxes	$(110,676)	$22,994
Insurance company operation revenues:
Investment income	520,692	532,630
Net realized investment losses	(43,686)	(8,149)
Other income (loss)	80,937	(260,700)
Other insurance operations revenues:
Gross commissions and fees	469,069	547,445
Investment income	2	7
Finance charges and fees earned	67,019	49,373
Other income	14	10,718
Less expenses:
Salaries and employee benefits	1,122,499	1,027,849
Commissions to agents/brokers	25,955	50,121
Other operating expenses	980,415	628,080
Loss before taxes	$(1,145,498)	$(811,732)

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company did not carry a premium deficiency reserve as of March 31, 2020 and 2019.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended March 31
	2020	2019	Change

Losses and loss adjustment expenses:
Provision for insured events of current year	$5,161,176	$4,550,888	$610,288
Development of insured events of prior years	716,209	603,555	112,654
Total losses and loss adjustment expenses	$5,877,385	$5,154,443	$722,942

21 of 33

Losses and loss adjustment expenses were 85% of net earned premium for the three months ended March 31, 2020, compared to 82% of net earned premium for the three months ended March 31, 2019. For further analysis, refer to “Results of Operations.”

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

Some of Crusader’s policyholders, or the lenders, landlords or clients of Crusader’s policyholders, require insurance from a company that has an A.M. Best Company Financial Strength Rating of “A-” or higher, and the A.M. Best Company’s changed ratings of Crusader may also have a negative impact on Crusader’s reputation. Therefore, Crusader’s and Unico’s changed ratings may have a negative impact on the Company’s revenue and results of operations. The Company cannot quantify the impact that the rating changes have had or will have on its revenue and results of operations, and the Company cannot determine if or when Crusader might regain the “A-” Financial Strength Rating from the A.M. Best Company. The Company does not expect Crusader to regain the A.M. Best Company “A-” Financial Strength Rating prior to January of 2021 at the earliest.

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

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 7% of total revenues in the three months ended March 31, 2020 and 2019.

Investments

The Company generated revenues from its total invested assets of $85,312,889 (fixed maturities at amortized cost and equity securities at cost) and $87,431,950 (fixed maturities at amortized cost) as of March 31, 2020 and 2019, respectively.

Investment income (net of investment expenses) included in insurance company operation and other insurance operations revenue decreased $11,943 (2%) to $520,694 for the three months ended March 31, 2020, compared to $532,637 for the three months ended March 31, 2019. This decrease in investment income was due primarily to a decrease in the average invested assets.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 2.0 and 4.0 years. As of March 31, 2020, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock and money market funds are readily marketable. As of March 31, 2020, the weighted average maturity of the Company’s investments was approximately 7.9 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 2.6 years.

22 of 33

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

Crusader has a significant amount of cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, cash equivalents, and investments (at amortized cost) of the Company at March 31, 2020, were $90,588,914 compared to $90,778,865 at December 31, 2019. Crusader's cash, cash equivalents, and investments were 98% and 99% of the total cash and investments (at amortized cost) held by the Company as of March 31, 2020, and December 31, 2019, respectively.

As of March 31, 2020 all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, common stock and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

The Company’s investments, fixed maturities and short-term bonds at amortized cost, and equities and other short-term investments at cost, were as follows:

	March 31	December 31
	2020	2019

Fixed maturities:
U.S. Treasury securities	$14,519,461	$15,105,795
Corporate securities	42,936,116	41,953,378
Agency mortgage-backed securities	24,358,811	24,943,238
Certificates of deposit	798,000	798,000
Total fixed maturities	82,612,388	82,800,411
Common Stock	502,484	—
Short-term investments	2,198,017	2,196,815
Total investments	$85,312,889	$84,997,226

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

23 of 33

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of March 31, 2020, and December 31, 2019, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 187,264 and 188,242 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 978 shares of stock during the three months ended March 31, 2020, in unsolicited transactions at a cost of $6,240 of which $480 was allocated to capital and $5,760 was allocated to retained earnings. The Company did not repurchase any stock during the three months ended March 31, 2019. The Company has retired or will retire all stock repurchased.

The Company reported $6,884 net cash used by operating activities for the three months ended March 31, 2020, compared to $3,722,670 net cash used by operating activities for the three months ended March 31, 2019. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables.  The decrease in net cash used by operating activities during the three months ended March 31, 2020, was due primarily to increase in unpaid losses and loss adjustment expenses.  The variability of the Company’s losses and loss adjustment expenses is due primarily to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2020, net of statutory deposits of $710,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.

RESULTS OF OPERATIONS

All comparisons made in this discussion are comparing the three months ended March 31, 2020, to the three months ended March 31, 2019, unless otherwise indicated.

For the three months ended March 31, 2020, total revenues were $8,005,181, an increase of $869,707 (12%) compared to total revenues of $7,135,474 for the three months ended March 31, 2019. For the three months ended March 31, 2020, the Company had loss before taxes of $1,145,498 compared to loss before taxes of $811,732 for the three months ended March 31, 2019. For the three months ended March 31, 2020, the Company had net loss of $1,043,826 compared to net loss of $671,074 for the three months ended March 31, 2019.

The increase in revenues of $869,707 for the three months ended March 31, 2020, when compared to March 31, 2019, was primarily due to an increase in net earned premium of $646,984 (10%).

24 of 33

The loss before tax of $333,766 for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to an increase in losses and loss adjustment expenses of $722,942 (14%), an increase in other operating expenses of $352,335 (56%), and an increase in salaries and employee benefits of $94,650 (9%), offset by the increase in revenues of $869,707 (12%).

Written premium

Written premium is a required statutory measure. Direct written premium (written premium before reinsurance) reported on Crusader’s statutory financial statements increased $677,705 (8%) to $9,206,886 for the three months ended March 31, 2020, compared to $8,529,181 for the three months ended March 31, 2019.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, innovation, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. The Company believes that it can grow its sales and profitability through improved specialization and sales incentives, currently focused in four underwriting verticals: (1) Transportation, (2) Food, Beverage & Entertainment, (3) Garage & Mercantile, and (4) Apartments & Commercial Buildings. The increase in direct written premium for the three months ended March 31, 2020 is due to growth in the Company’s Transportation underwriting vertical partially offset by declines in the other three underwriting verticals.

While the recent coronavirus outbreak did not have a significant impact on Crusader’s direct written premium during the three months ended March 31, 2020, in the second half of March 2020, the Company experienced a decrease in new business submissions and renewals, particularly in its Bars/Taverns market sector niche.

Crusader’s primary line of business is CMP policies. This line of business represented approximately 98% of Crusader’s total written premium for the three months ended March 31, 2020 and 2019.

Direct earned premium

Direct earned premium (earned premium before reinsurance) increased $942,421 (12%) to $8,909,825 for the three months ended March 31, 2020, compared to $7,967,404 for the three months ended March 31, 2019. Crusader writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The increase in direct earned premium was due primarily to an increase in direct written premium in 2019.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $295,437 (17%) to $1,998,691 for the three months ended March 31, 2020, compared to $1,703,254 for the three months ended March 31, 2019. Ceded earned premium as a percentage of direct earned premium was 22% and 21% for the three months ended March 31, 2020 and 2019, respectively. The increase in the ceded earned premium for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to higher direct earned premium subject to reinsurance treaties.

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar years 2020 and 2019, Crusader retained participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2020 and 2019, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

25 of 33

Investment Income, Net Realized Investment Gains and Losses, and Net Unrealized Investment Losses on Equity Securities

Investment income decreased $11,943 (2%) to $520,694 for the three months ended March 31, 2020, compared to $532,637 for the three months ended March 31, 2019. This decrease in investment income was due primarily to decrease in average invested assets. The Company had net realized investment gains of $1,114 for the three months ended March 31, 2020, compared to net realized investment losses of $8,159 for the three months ended March 31, 2019. The Company had net unrealized investment losses on equity securities of $44,800 for the three months ended March 31, 2020 compared to none for the three months ended March 31, 2019. The net unrealized investment losses on equity securities for the three months ended March 31, 2020 were due primarily to the decrease in fair value of equity securities of $44,800.

Average annualized yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses and net unrealized investment losses on equity securities, are as follows:

	Three Months Ended March 31
	2020	2019

Average invested assets (1) - at amortized cost	$85,155,058	$88,770,746
Net investment income from:
Invested Assets (2)	$517,180	$519,971
Cash Equivalents	3,514	12,666
Total	$520,694	$532,637
Annualized yield on average invested assets (3)	2.4%	2.3%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)	Investment income from insurance company operation included $34,879 of investment expense for the three months ended March 31, 2020, compared to $37,619 of investment expense for the three months ended March 31, 2019.

(3)	Annualized yield on average invested assets did not include the investment income from cash equivalents.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at March 31, 2020
Due in one year	$12,210,000	$12,210,952	$12,263,119	2.4%
Due after one year through five years	40,435,426	40,453,326	40,621,251	2.6%
Due after five years through ten years	9,953,186	9,966,391	10,468,483	3.3%
Due after ten years and beyond	19,532,167	19,981,719	20,377,096	2.7%
Total	$82,130,779	$82,612,388	$83,729,949	2.7%

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at December 31, 2019
Due in one year	$10,070,000	$10,063,975	$10,087,478	2.3%
Due after one year through five years	42,936,754	42,944,463	43,654,657	2.6%
Due after five years through ten years	9,982,374	9,996,830	10,529,528	3.3%
Due after ten years and beyond	19,336,385	19,795,143	20,026,047	2.8%
Total	$82,325,513	$82,800,411	$84,297,710	2.7%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 7.9 years as of March 31, 2020, and 6.7 years as of March 31, 2019.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

26 of 33

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2020
Corporate securities	8,840,514	(553,522)	16	—	—	—
Agency mortgage-backed securities	3,758,080	(173,067)	7	—	—	—
Total	$12,598,594	$(726,589	23	$—	$—	—

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(253)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(56)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

The effects of the recent coronavirus outbreak were a major contributor to the decrease in fair value of the Company’s fixed income and equity investments and resulting increase in gross unrealized losses during the three months ended March 31, 2020, due primarily to the volatility and economic uncertainty caused by the outbreak, affecting various sectors of the Company’s investment portfolio.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. During the three months ended March 31, 2020, one fixed maturity corporate security experienced a significant decline in market value; the market and book value of that security at March 31, 2020, was $459,000 and $912,681, respectively. The unrealized losses on all securities as of March 31, 2020, and December 31, 2019, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company sold one security prior to maturity during the three months ended March 31, 2020. This security had amortized cost of $601,316. The Company realized a net investment gain of $1,114 on this sale for the three months ended March 31, 2020. The Company sold one security prior to maturity during the three months ended March 31, 2019. This security had amortized cost of $498,994. The Company realized a net investment loss of $8,149 on this sale for the three months ended March 31, 2019. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations was $80,951 for the three months ended March 31, 2020, compared to a loss of $(249,982) for the three months ended March 31, 2019. The other income was comprised primarily of $53,290 rental income and $27,661 increase in Crusader’s share of California FAIR Plan equity during the three months ended March 31, 2020, compared to $42,230 rental income and $299,320 decrease in Crusader’s share of California FAIR Plan equity during the three months ended March 31, 2019.

Gross commissions and fees

Gross commissions and fees decreased $78,376 (14%) to $469,069 for the three months ended March 31, 2020, compared to gross commissions and fees of $547,445 for the three months ended March 31, 2019.

The changes in gross commission and fee income for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, are as follows:

27 of 33

	Three Months Ended March 31
	2020	2019	Change

Policy fee income	$261,043	$298,701	$(37,658)
Health insurance program	185,184	223,982	(38,798)
Membership and fee income	22,842	24,762	(1,920)
Total	$469,069	$547,445	$(78,376)

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $37,658 (13%) in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due primarily to reduction in policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $38,798 (17%) in the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The fluctuation in commission income reported in the three months ended March 31, 2020, when compared to the prior year period, is primarily a result of the loss of a large group account.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $1,920 (8%) for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This decrease is primarily a result of a decrease in administration fees.

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC increased $17,646 (36%) to $67,019 for the three months ended March 31, 2020, compared to $49,373 in fees earned during the three months ended March 31, 2019, due primarily to the increase in earned finance charges as a result of the change in annual percentage rate charged on AAC new loans from a single fixed interest rate to a tiered interest rate structure effective April 1, 2019. AAC issued 345 loans and had 1,092 loans outstanding during the three months ended March 31, 2020, compared to 473 loans issued and 1,445 loans outstanding during the three months ended March 31, 2019. AAC provides premium financing only for Crusader policies produced by Unifax in California.

Losses and loss adjustment expenses

Loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 85% for the three months ended March 31, 2020, compared to 82% for the three months ended March 31, 2019.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2020	2020 Loss Ratio	2019	2019 Loss Ratio	Change

Net earned premium	$6,911,134		$6,264,150		$646,984

Losses and loss adjustment expenses:
Provision for insured events of current year	5,161,176	75%	4,550,888	72%	610,288
Development of insured events of prior years	716,209	10%	603,555	10%	112,654
Total losses and loss adjustment expenses	$5,877,385	85%	$5,154,443	82%	$722,942

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

28 of 33

The $5,161,176 provision for insured events of current year for the three months ended March 31, 2020, was $610,288 higher than the $4,550,888 provision for insured events of current year for the three months ended March 31, 2019, due primarily to higher claims costs related to Crusader’s underwriting activities in the Transportation vertical, associated with an increase in net earned premium for that vertical during the three months ended March 31, 2020.

The $716,209 development of insured events of prior years for the three months ended March 31, 2020, was $112,654 higher than the $603,555 for the three months ended March 31, 2019, due primarily to higher claims costs related to Crusader’s underwriting activities in the Transportation vertical, associated with an increase in ultimate expected number of claims for that vertical during the three months ended March 31, 2020.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since March 31, 2018:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
March 31, 2020	$5,161,176	$716,209	$5,877,385
December 31, 2019	5,400,410	1,824,349	7,224,759
September 30, 2019	4,299,018	838,956	5,137,974
June 30, 2019	5,134,626	(75,675)	5,058,951
March 31, 2019	4,550,888	603,555	5,154,443
December 31, 2018	5,134,166	53,997	5,188,163
September 30, 2018	4,840,242	798,378	5,638,620
June 30, 2018	4,652,240	276,963	4,929,203
March 31, 2018	6,009,138	1,792,619	7,801,757

Crusader attributes much of its adverse loss development to “social inflation.” Used here, social inflation is a term that encompasses a new adverse trend related to society’s application of the law when it comes to insurance.  In this context, social inflation is generally described by the rising costs of insurance claims due to societal trends which has resulted in increased litigation, broader definitions of liability and contractual interpretations, plaintiff friendly legal decisions, larger compensatory jury awards, and larger awards for non-economic damages  Crusader has experienced increased costs due to social inflation in all three of its largest market sector niches, Long-haul Transportation, Residential Apartment Buildings, and Bars/Taverns, resulting in higher-than-expected frequency and severity of third-party liability claims which contributed to adverse loss development of 2017 accident year.

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

The preparation of the Company’s consolidated financial statements requires estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses. Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Crusader’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer such as Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. Management draws on its collective experience to judgmentally determine its best estimate. In addition to applying a variety of standard actuarial methods to the data, an extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are: loss and loss adjustment expense development patterns; frequencies; severities; and ratios of loss to premium, loss adjustment expense to premium, and loss adjustment expense to loss.

29 of 33

When there is clear evidence that the actual claims costs emerged are different than expected for any prior accident year, the claims cost estimates for that year are revised accordingly. If the claims costs that emerge are less favorable than initially anticipated, generally, Crusader increases its loss and loss adjustment expense reserves immediately. However, if the claims costs that emerge are more favorable than initially anticipated, generally, Crusader reduces its loss and loss adjustment expense reserves over time while it continues to assess the validity of the observed trends based on the subsequent emerged claim costs.

The establishment of loss and loss adjustment expense reserves is a detailed process as there are many factors that can ultimately affect the final settlement of a claim. Estimates are based on a variety of industry data and on the Crusader’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid. Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also taken into account.

At the end of each fiscal quarter, Crusader’s loss and loss adjustment expense reserves for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer, and by an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs. An actuarial central estimate of the ultimate claims costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

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

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended March 31
	2020	2019	Change

Policy acquisition costs	$1,144,425	$1,086,713	$57,712
Ratio to net earned premium (GAAP ratio)	17%	17%

Policy acquisition costs increased during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due primarily to the increase in net earned premium.

Salaries and employee benefits

Salaries and employee benefits increased $94,650 (9%) to $1,122,499 for the three months ended March 31, 2020, compared to $1,027,849 for the three months ended March 31, 2019.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended March 31
	2020	2019	Change

Total salaries and employee benefits incurred	$2,006,757	$1,877,418	$129,339
Less: charged to losses and loss adjustment expenses	(516,384)	(495,028)	(21,356)
Less: capitalized to policy acquisition costs	(320,048)	(308,983)	(11,065)
Less: capitalized to IT system upgrade	(47,826)	(45,558)	(2,268)
Net amount charged to operating expenses	$1,122,499	$1,027,849	$94,650

30 of 33

The increase in the total salaries and employee benefits incurred for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to an increase in the accrual for anticipated employee absences related to the recent coronavirus outbreak.

Commissions to agents/brokers

Commissions to agents/brokers decreased $24,166 (48%) to $25,955 for the three months ended March 31, 2020, compared to $50,121 for the three months ended March 31, 2019. The decrease in commissions to agents/brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to lower commissions associated with loss of a large group account.

Other operating expenses

Other operating expenses increased $352,335 (56%) to $980,415 for the three months ended March 31, 2020, compared to $628,080 for the three months ended March 31, 2019. The increase in other operating expenses for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due to an increase in legal expense, an increase in depreciation expense, and timing of expenses.

Income tax benefit

Income tax benefit was $101,672 (9% of pre-tax loss) for the three months ended March 31, 2020 and income tax benefit was $140,658 (17% of pre-tax loss) for the three months ended March 31, 2019. The fluctuation in the income tax rate as a percentage of pre-tax loss for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, is primarily due to an increase in the valuation allowance related to deferred tax assets on federal net operating losses.

As of March 31, 2020, the Company had deferred tax assets of $4,359,087 generated from $20,757,567 of federal net operating loss carryforwards that will begin to expire in 2035. In light of the net losses that were generated in recent years, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. For the three months ended March 31, 2020 and for the year ended December 31, 2019, the Company carried a valuation allowance on deferred tax assets generated from federal net operating losses in the amount of $750,000 and $600,000, respectively as the Company does not expect to realize that portion of the tax benefit from its federal net operating losses in the future.

As of March 31, 2020, the Company had deferred tax assets of $1,982,257 generated from state net operating loss carryforwards. For the three months ended March 31, 2020 and December 31, 2019 the amount of state net operating losses that expired were $0. The remaining $1,982,257 of state tax carryforwards expire between 2028 and 2040. For the three months ended March 31, 2020, and December 31, 2019, a valuation allowance on deferred tax assets generated from state net operating loss carryforwards was established in the amount of $1,982,257 and $1,931,665, respectively as the Company does not expect to realize a tax benefit from its state net operating losses in the future.

As a result of the Company’s analysis at March 31, 2020, the Company believes it is more likely than not that it will be able to utilize the net operating loss carryforwards, net of the valuation allowance, before they expire. Additionally, $4,698,047 of the net operating losses generated in 2020, 2019 and 2018 is subject to an indefinite carryforward period.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2020, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019.

31 of 33

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to its business, including those which arise out of or are related to the handling of claims made in connection with Crusader’s insurance policies. Crusader establishes reserves for certain claims-related lawsuits, regulatory actions and other contingencies when it believes a loss is probable and is able to estimate its potential exposure. While actual losses may differ from the amounts recorded and such matters are subject to many uncertainties and outcomes that are not predictable with assurance, the Company is not aware of any currently pending or threatened legal or regulatory proceedings that, either individually or in the aggregate, it anticipates will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as described below, there were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019, in response to Item 1A to Part I of Form 10-K.

The Company’s business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. As of May 2020, the novel coronavirus had spread globally, including to the United States, and was declared to be a pandemic by the World Health Organization. Efforts to mitigate the spread of the coronavirus have intensified, including severe restrictions on travel, public gatherings and non-essential business operations. The outbreak and any preventative or protective actions that the Company, its clients, their respective suppliers, or governments may take in respect of this coronavirus may disrupt the Company’s business and the business of others. The Company is diligently working to ensure that it can operate with minimal disruption, and to mitigate the impact of the outbreak on its employees’ health and safety. However, given the interconnectivity of the global economy and the possible rate of future global transmission, the full extent to which the coronavirus pandemic could affect the global economy is unknown and its impact may extend beyond the areas which are currently known to be impacted. Any resulting financial impact will depend on future developments and cannot be reasonably estimated at this time, but may materially affect the business, financial condition and results of operations of the Company.

Additionally, the continued spread of the coronavirus has led to severe disruption and volatility in the global capital markets, which could increase the Company’s cost of capital, and adversely affect the Company’s ability to access the capital and debt markets, and adversely affect the value of the Company’s investment portfolio. The U.S. federal government has responded to the coronavirus pandemic with economic stimulus programs, but the Company cannot provide any assurance if these or any other governmental responses or actions will provide any intended economic benefits to the Company or will improve the Company’s access to additional capital in the public or private markets. The effects of the continued COVID-19 pandemic and related responses could include extended disruptions to supply chains and capital markets, further reduced labor availability and productivity, and a prolonged reduction in economic activity, resulting in a recession (which could adversely affect the demand for the Company’s subsidiaries’ insurance products and increase delinquencies and defaults by its customers) or other unpredictable events, each of which could adversely affect the business, results of operations or financial condition of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

32 of 33

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1#	Quota share agreement among United Specialty Insurance Company and Crusader Insurance Company and Unifax Insurance Systems, Inc., effective April 1, 2020.

10.2#	General agency agreement by and among United Specialty Insurance Company, Crusader Insurance Company and Unifax Insurance Systems, Inc., effective April 1, 2020.

10.3#	Reinsurance trust agreement entered into by and among Crusader Insurance Company and United Specialty Insurance Company held by Comerica Bank & Trust, National Association Trustee, effective April 1, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

# Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: May 15, 2020 By: /s/ CARY L. CHELDIN

Cary L. Cheldin

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: May 15, 2020 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer and Secretary, (Principal

Accounting and Principal Financial Officer)

33 of 33