Form 10-Q
period 2020-06-30
UNICO AMERICAN CORP
filed 2020-08-14
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2020
Common Stock, no par value per share	5,305,742

1 of 35

UNICO AMERICAN CORPORATION

2 of 35

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

3 of 35

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

4 of 35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2020	2019
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $80,941,028 at June 30, 2020, and $82,002,411 at December 31, 2019)	$84,213,401	$83,499,710
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $798,000 at June 30, 2020, and $798,000 at December 31, 2019)	798,000	798,000
Equity securities, at fair value (cost: $502,484 at June 30, 2020, and $0 at December 31, 2019)	525,443	—
Short-term investments, at fair value	2,199,204	2,196,815
Total Investments	87,736,048	86,494,525
Cash and cash equivalents	4,674,661	5,781,639
Accrued investment income	395,026	397,302
Receivables, net	4,160,471	4,019,437
Reinsurance recoverable:
Paid losses and loss adjustment expenses	361,010	685,841
Unpaid losses and loss adjustment expenses	15,806,548	14,725,855
Deferred policy acquisition costs	3,668,136	3,619,594
Property and equipment, net	10,237,459	10,226,595
Deferred income taxes	3,604,087	3,925,432
Other assets	368,604	430,305
Total Assets	$131,012,050	$130,306,525

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$54,877,319	$55,066,480
Unearned premiums	18,127,661	17,810,337
Advance premium and premium deposits	289,181	219,083
Accrued expenses and other liabilities	2,720,135	2,130,300
Total Liabilities	$76,014,296	$75,226,200

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,305,742 and 5,306,720, shares issued and outstanding at June 30, 2020, and December 31, 2019, respectively	$3,772,189	$3,772,669
Accumulated other comprehensive income	2,585,175	1,182,866
Retained earnings	48,640,390	50,124,790
Total Stockholders’ Equity	$54,997,754	$55,080,325

Total Liabilities and Stockholders' Equity	$131,012,050	$130,306,525

See notes to condensed consolidated financial statements (unaudited).

5 of 35

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
REVENUES
Insurance company operation:
Net earned premium	$6,770,111	$6,518,112	$13,681,245	$12,782,262
Investment income	489,498	530,745	1,010,190	1,063,375
Net realized investments gains (losses)	461	(4,512)	1,575	(12,661)
Net unrealized investments gains on equity securities	67,759	—	22,959	—
Other income (loss)	122,822	168,828	203,759	(91,872)
Total Insurance Company Operation	7,450,651	7,213,173	14,919,728	13,741,104

Other insurance operations:
Gross commissions and fees	457,886	527,825	926,955	1,075,270
Finance charges and fees earned	67,686	53,998	134,705	103,371
Other income	4	102	20	10,827
Total Revenues	7,976,227	7,795,098	15,981,408	14,930,572

EXPENSES
Losses and loss adjustment expenses	4,888,906	5,058,951	10,766,291	10,213,394
Policy acquisition costs	1,202,026	1,289,481	2,346,451	2,376,194
Salaries and employee benefits	1,251,922	1,012,805	2,374,421	2,040,654
Commissions to agents/brokers	24,000	41,077	49,954	91,198
Other operating expenses	993,935	735,454	1,974,351	1,363,534
Total Expenses	8,360,789	8,137,768	17,511,468	16,084,974

Loss before taxes	(384,562)	(342,670)	(1,530,060)	(1,154,402)
Income tax expense (benefit)	50,252	(65,993)	(51,420)	(206,651)
Net Loss	$(434,814)	$(276,677)	$(1,478,640)	$(947,751)

PER SHARE DATA:
Basic
Loss per share	$(0.08)	$(0.05)	$(0.28)	$(0.18)
Weighted average shares	5,305,742	5,306,938	5,306,231	5,307,021
Diluted
Loss per share	$(0.08)	$(0.05)	$(0.28)	$(0.18)
Weighted average shares	5,305,742	5,306,938	5,306,231	5,307,021

See notes to condensed consolidated financial statements (unaudited).

6 of 35

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

Net loss	$(434,814)	$(276,677)	$(1,478,640)	$(947,751)
Changes in unrealized gains on securities classified as available-for-sale arising during the period, net of income tax	1,702,302	964,138	1,402,309	1,940,023
Comprehensive Income (Loss)	$1,267,488	$687,461	$(76,331)	$992,272

See notes to condensed consolidated financial statements (unaudited).

7 of 35

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2018	5,307,103	$3,772,857	$(1,100,036)	$53,242,601	$55,915,422

Change in comprehensive income, net of deferred income tax	—	—	975,885	—	975,885
Net loss	—	—	—	(671,074)	(671,074)
Balance – March 31, 2019	5,307,103	$3,772,857	$(124,151)	$52,571,527	$56,220,233

Shares repurchased	(356)	(175)	—	(1,946)	(2,121)
Change in comprehensive income, net of deferred income tax	—	—	964,138	—	964,138
Net loss	—	—	—	(276,677)	(276,677)
Balance – June 30, 2019	5,306,747	$3,772,682	$839,987	$52,292,904	$56,905,573

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2019	5,306,720	$3,772,669	$1,182,866	$50,124,790	$55,080,325

Shares repurchased	(978)	(480)	—	(5,760)	(6,240)
Change in comprehensive loss, net of deferred income tax	—	—	(299,993)	—	(299,993)
Net loss	—	—	—	(1,043,826)	(1,043,826)
Balance – March 31, 2020	5,305,742	$3,772,189	$882,873	$49,075,204	$53,730,266

Change in comprehensive income, net of deferred income tax	—	—	1,702,302	—	1,702,302
Net loss	—	—	—	(434,814)	(434,814)
Balance – June 30, 2020	5,305,742	$3,772,189	$2,585,175	$48,640,390	$54,997,754

See notes to condensed consolidated financial statements (unaudited).

8 of 35

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
	2020	2019
Cash flows from operating activities:
Net loss	$(1,478,640)	$(947,751)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	376,723	270,105
Bond amortization, net	(236,401)	(5,228)
Bad debt expense	706	(20,867)
Net realized investment (gains) losses	(1,575)	12,661
Net unrealized investment gains on equity securities	(22,959)	—
Changes in assets and liabilities:
Net receivables and accrued investment income	(139,464)	(800,414)
Reinsurance recoverable	(755,862)	(2,064,442)
Deferred policy acquisition costs	(48,542)	(138,896)
Other assets	61,701	300,049
Unpaid losses and loss adjustment expenses	(189,161)	(1,827,365)
Unearned premiums	317,324	1,761,809
Advance premium and premium deposits	70,098	125,263
Accrued expenses and other liabilities	589,835	(195,155)
Income taxes current/deferred	(51,420)	(229,260)
Net Cash Used by Operating Activities	(1,507,637)	(3,759,491)

Cash flows from investing activities:
Purchase of fixed maturity investments	(11,764,292)	(6,743,752)
Purchase of equity securities	(502,484)	—
Proceeds from maturity of fixed maturity investments	9,369,854	3,702,676
Proceeds from sale or call of fixed maturity investments	3,693,797	3,472,794
Net decrease (increase) in short-term investments	(2,389)	4,490,954
Additions to property and equipment	(387,587)	(487,737)
Net Cash Provided by Investing Activities	406,899	4,434,935

Cash flows from financing activities:
Repurchase of common stock	(6,240)	(2,121)
Net Cash Used by Financing Activities	(6,240)	(2,121)

Net (decrease) increase in cash and cash equivalents	(1,106,978)	673,323
Cash and cash equivalents at beginning of period	5,781,639	4,917,762
Cash and Cash Equivalents at End of Period	$4,674,661	$5,591,085

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	8,800

See notes to condensed consolidated financial statements (unaudited).

9 of 35

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

The Company has used the following methods and assumptions for estimating fair value for other financial instruments not carried at fair value:

  Cash and cash equivalents – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

  Long-term certificates of deposit – The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments are at amortized cost which approximates their fair value.

10 of 35

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2020, and December 31, 2019, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 187,264 and 188,242 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 978 shares of stock during the six months ended June 30, 2020, in unsolicited transactions at a cost of $6,240 of which $480 was allocated to capital and $5,760 was allocated to retained earnings. The Company did not repurchase any shares during the three months ended June 30, 2020. The Company repurchased 356 shares of stock during the three and six months ended June 30, 2019, in unsolicited transactions at a cost of $2,121 of which $175 was allocated to capital and $1,946 was allocated to retained earnings. The Company has retired or will retire all stock repurchased.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Basic Loss Per Share
Net loss	$(434,814)	$(276,677)	$(1,478,640)	$(947,751)

Weighted average shares outstanding	5,305,742	5,306,938	5,306,231	5,307,021

Basic loss per share	$(0.08)	$(0.05)	$(0.28)	$(0.18)

Diluted Loss Per Share
Net loss	$(434,814)	$(276,677)	$(1,478,640)	$(947,751)

Weighted average shares outstanding	5,305,742	5,306,938	5,306,231	5,307,021
Diluted shares outstanding	5,305,742	5,306,938	5,306,231	5,307,021

Diluted loss per share	$(0.08)	$(0.05)	$(0.28)	$(0.18)

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

11 of 35

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

As of June 30, 2020, and December 31, 2019, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30	December 31
	2020	2019

Building and leasehold improvements located in Calabasas, California	$8,411,541	$8,411,541
Furniture, fixtures, and equipment	2,137,961	2,110,653
Computer software	459,899	459,899
Accumulated depreciation and amortization	(3,994,104)	(3,617,381)
Computer software under development	1,434,677	1,074,398
Land located in Calabasas, California	1,787,485	1,787,485
Property and equipment, net	$10,237,459	$10,226,595

12 of 35

Depreciation on the Calabasas building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and six months ended June 30, 2020, was $188,638 and $376,723, respectively, and for the three and six months ended June 30, 2019, was $135,078 and $270,105, respectively.

For the three and six months ended June 30, 2020, the Calabasas building generated rental revenue from non-affiliated tenants in the amount of $36,070 and $89,360, respectively, and for the three and six months ended June 30, 2019, rental revenue from non-affiliated tenants in the amount of $40,158 and $82,388, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2020, the Calabasas building incurred operating expenses (including depreciation) in the amount of $182,937 and $373,034, respectively, and, for the three and six months ended June 30, 2019, it incurred operating expenses of $198,507 and $355,296, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of June 30, 2020, 6,942 square feet of the Calabasas building was leased to non-affiliated entities and 7,539 square feet was vacant and available to be leased to non-affiliated entities.

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of June 30, 2020, and December 31, 2019:

13 of 35

	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$11,821,415	$—	$—	$11,821,415
Corporate securities	—	46,342,723	—	46,342,723
Agency mortgage backed securities	—	26,049,263	—	26,049,263
Equity securities	525,443	—	—	525,443
Short-term investments	2,199,204	—	—	2,199,204
Total financial instruments at fair value	$14,546,062	$72,391,986	$—	$86,938,048

	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,235,332	$—	$—	$15,235,332
Corporate securities	—	43,029,333	—	43,029,333
Agency mortgage backed securities	—	25,235,045	—	25,235,045
Short-term investments	2,196,815	—	—	2,196,815
Total financial instruments at fair value	$17,432,147	$68,264,378	$—	$85,696,525

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and six months ended June 30, 2020 and 2019.

As a result of the spread of the recent coronavirus outbreak, economic uncertainties have arisen which are likely to impact the fair value of investments, day to day administration of the business and premium volume.  While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is likely that the fair value of its investment portfolio will be adversely affected by the severe disruption and volatility in the capital markets, as well as general economic conditions as a result of the coronavirus and governmental responses to the outbreak.  The financial impact of these uncertainties is unknown at this time.

NOTE 8 – INVESTMENTS

A summary of investment income, net of investment expenses, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Fixed maturities	$509,324	$550,841	$1,051,731	$1,094,536
Equity securities	4,890	—	6,332	—
Short-term investments and cash equivalents	8,193	9,904	19,914	36,458
Gross investment income	522,407	560,745	1,077,977	1,130,994
Less: investment expenses	(32,909)	(30,000)	(67,787)	(67,619)
Net investment income	489,498	530,745	1,010,190	1,063,375
Net realized investment gains (losses)	461	(4,512)	1,575	(12,661)
Net unrealized investment gains on equity securities	67,759	—	22,959	—
Net investment income, realized investment gains (losses) and unrealized investment gains on equity securities	$557,718	$526,233	$1,034,724	$1,050,714

14 of 35

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
Available-for-sale fixed maturities:
U.S. Treasury securities	$11,480,647	$340,768	$—	$11,821,415
Corporate securities	44,312,530	2,192,937	(162,744)	46,342,723
Agency mortgage-backed securities	25,147,851	906,256	(4,844)	26,049,263
Held-to-maturity fixed securities:
Certificates of deposits	798,000	—	—	798,000
Total fixed maturities	$81,739,028	$3,439,961	$(167,588)	$85,011,401

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,105,795	$130,564	$(1,027)	$15,235,332
Corporate securities	41,953,378	1,076,012	(57)	43,029,333
Agency mortgage-backed securities	24,943,238	293,757	(1,950)	25,235,045
Held-to-maturity fixed securities:
Certificates of deposits	798,000	—	—	798,000
Total fixed maturities	$82,800,411	$1,500,333	$(3,034)	$84,297,710

As of June 30, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica Bank & Trust, N. A.(“Comerica”), pursuant to the reinsurance trust agreement among Crusader, United Specialty Insurance Company (“USIC”) and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $725,047 and $687,097 on June 30, 2020, respectively.

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2020	2019

Gross unrealized gains on fixed maturities	$3,439,961	$1,500,333
Gross unrealized losses on fixed maturities	(167,588)	(3,034)
Net unrealized gains on fixed maturities	3,272,373	1,497,299
Deferred federal tax expense	(687,198)	(314,433)
Net unrealized gains, net of deferred income taxes	$2,585,175	$1,182,866

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2020
Corporate securities	$3,047,051	$(162,744)	6	$—	$—	—
Agency mortgage-backed securities	472,856	(4,844)	1	—	—	—
Total	$3,519,907	$(167,588)	7	$—	$—	—

15 of 35

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(253)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(56)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. During the three and six months ended June 30, 2020, one fixed maturity corporate security experienced a significant decline in market value; the market and book value of that security at June 30, 2020, was $758,250 and $912,090, respectively. The unrealized losses on all securities as of June 30, 2020, and December 31, 2019, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company sold one security, with amortized cost of $601,316, prior to maturity during the six months ended June 30, 2020. The Company did not sell any securities, prior to maturity during the three months ended June 30, 2020. The Company had two calls of an investment security during the three and six months ended June 30, 2020. The Company realized net investment gain of $1,114 and $461 on these sales and call for the three and six months ended June 30, 2020, respectively. The Company sold two securities, with amortized cost of $2,498,104, prior to maturity during the three months ended June 30, 2019 and three securities, with amortized cost of $2,997,098, during the six months ended June 30, 2019. The Company had one call of an investment security during the three and six months ended June 30, 2019. The Company realized net investment losses of $4,512 and $12,661 on these sales and call for the three and six months ended June 30, 2019, respectively. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company started investing in common stock equity securities during the three months ended March 31, 2020. The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. At June 30, 2020, less than 1% of the total investment portfolio at fair value was held in equity securities. A summary of equity securities is shown below:

	June 30	December 31
	2020	2019

Cost	$502,484	$—
Unrealized gain	22,959	—
Fair market value of equity securities	$525,443	$—

The primary cause for the increase in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2020 was the overall increase in equity markets during the period.

The Company’s investment in certificates of deposit included $598,000 of brokered certificates of deposit as of June 30, 2020 and December 2019.

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

16 of 35

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	June 30	December 31
	2020	2019

U.S. Treasury bills	$1,999,204	$1,996,815
Certificates of deposit	200,000	200,000
Total short-term investments	$2,199,204	$2,196,815

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Six Months Ended June 30
	2020	2019

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$55,066,480	$51,657,155
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	14,725,855	9,531,602
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	40,340,625	42,125,553

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	10,539,635	9,685,514
Development of insured events of prior years	226,656	527,880
Total incurred losses and loss adjustment expenses	10,766,291	10,213,394

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	3,266,570	2,670,068
Attributable to insured events of prior years	8,769,575	10,978,401
Total payments	12,036,145	13,648,469

Reserve for unpaid losses and loss adjustment expenses at June 30 – net of reinsurance	39,070,771	38,690,478
Reinsurance recoverable on unpaid losses and loss adjustment expenses	15,806,548	11,139,312
Reserve for unpaid losses and loss adjustment expenses at June 30 – gross of reinsurance	$54,877,319	$49,829,790

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

17 of 35

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

Total revenues for the three months ended June 30, 2020, were $7,976,227 compared to $7,795,098 for the three months ended June 30, 2019, an increase of $181,129 (2%). Total revenues for the six months ended June 30, 2020, were $15,981,408 compared to $14,930,572 for the six months ended June 30, 2019, an increase of $1,050,836 (7%). The Company had net loss of $434,814 for the three months ended June 30, 2020, compared to net loss of $276,677 for the three months ended June 30, 2019. The Company had net loss of $1,478,640 for the six months ended June 30, 2020, compared to net loss of $947,751 for the six months ended June 30, 2019.

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

As a result of the spread of the recent coronavirus outbreak, economic uncertainties have arisen which impacted and may continue to impact the fair value of investments, day to day administration of the Company’s business and the Company’s results of operations, financial condition and prospects.

While the fair value of Company’s investment portfolio at June 30, 2020, has recovered from the declines recorded for the three months ended March 31, 2020, the effects of the coronavirus outbreak were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the three months ended March 31, 2020, and June 30, 2020, and the economic uncertainty caused by the outbreak may lead to further investment valuation volatility. In addition, the recent decline in investment yields resulted in lower reinvestment rates, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

Although the coronavirus outbreak did not have a significant impact on Crusader’s gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) during the three and six months ended June 30, 2020, Crusader has experienced a decrease in new business submissions and renewals, particularly in its Bar/Taverns market sector niche, as a result of government regulations, such as shelter-in-place orders and in-door dining limitations, which the Company believes may adversely impact its gross written premium in future periods.

18 of 35

Crusader has received a number of coronavirus-related business interruption claims. While the Company does not believe it is exposed to substantial risk from those claims under the insurance policies written by Crusader, the individual circumstances of each such claim are reviewed to fulfill Crusader’s obligation to its policyholders if coverage applies. Further, there may be impacts to the timing of loss emergence and ultimate loss ratios for certain Crusader’s products due to postponements of civil court cases, extensions of various statutes of limitations, changes in settlement trends and other new legislative, regulatory or judicial developments which could result in loss reserve deficiencies and negative impact on results of operations.

The Company’s financial results for the three and six months ended June 30, 2020, do not fully reflect the potential adverse impacts that the coronavirus outbreak has had or will have on its business due to a high degree of uncertainty around this relatively new and continuously evolving environment. The financial impact of these uncertainties is unknown at this time but could result in a material adverse effect on the Company’s business, results of operations, financial condition and prospects.

While the coronavirus outbreak is also affecting the Company’s internal operations, the Company has a plan in place to help its operations continue effectively during the outbreak, including processes to limit the spread of the virus between employees. For example, the Company modified its business practices in accordance with social distancing and safety guidelines, allowing many work-from-home arrangements, flexible work schedules, and restricted business travel. The Company’s employees are following the guidelines and approximately 75% are working from their homes. The Company will follow the safety guidelines in determining on when to remove the coronavirus-related business restrictions and on when to allow the employees working from their homes to return to their workplaces; at this point, the Company does not have an estimate on when these changes will occur. While the coronavirus outbreak has created new challenges for the Company, the Company’s ability to maintain its operations, internal controls and relationships has not been adversely affected.

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

In light of the challenges faced and operational results, the Company has taken several steps to improve. To improve Crusader's loss ratios, beginning in January 2017, the Company made significant changes in its staffing and in its pricing and risk selection practices. To improve revenues the Company is working to improve its sales in the markets that it has historically served, to gain access to markets that it has not previously served, and to generate new sources of revenue on a fee-for-service basis. For example, on April 6, 2020, the Company executed an arrangement with United Specialty Insurance Company (“USIC”), a non-admitted, non-affiliated insurer that is rated "A" by A.M. Best Company, thereby providing Unifax and Crusader with a wider range of possibilities for their products and services. The Company also re-activated its US Risk Managers, Inc. subsidiary so that it can provide claims adjustment services to non-affiliated insurers and to self-insurers on a fee-for-service basis (i.e., where Crusader will not be underwriting the risk), providing the potential for an alternative revenue source to the Company.

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

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 93% of consolidated revenues for the three and six months ended June 30, 2020, compared to 92% and 93% of consolidated revenues for the three and six months ended June 30, 2019, respectively. None of the Company’s other operations is individually material to consolidated revenues.

19 of 35

Insurance Company Operation

As of June 30, 2020, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.9% of gross written premium during the three and six months ended June 30, 2020 and 99.8% of gross written premium during the three and six months ended June 30, 2019).

On April 6, 2020, Crusader and Unifax entered into a reinsurance arrangement with USIC, pursuant to which USIC underwrites property and casualty insurance policies by and through Unifax, acting as its agent, and such policies are reinsured by Crusader.  Pursuant to that reinsurance arrangement, Crusader generated $184,698 in assumed written premium during the three and six months ended June 30, 2020. All assumed written premium was produced in California.

Crusader’s total gross written premium, as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2020	2019	Change	2020	2019	Change

California	$8,770,767	$9,437,584	$(666,817)	$17,966,631	$17,953,139	$13,492
Arizona	10,360	16,818	(6,458)	21,382	31,593	(10,211)
Washington	—	—	—	—	(1,149)	1,149
Total gross written premium	$8,781,127	$9,454,402	$(673,275)	$17,988,013	$17,983,583	$4,430

Crusader believes that it can grow its sales and profitability through improved specialization and sales incentives. Crusader currently focuses in four underwriting verticals: (1) Transportation, (2) Food, Beverage & Entertainment, (3) Garage & Mercantile, and (4) Apartments & Commercial Buildings. Crusader is also evaluating the possibility of expanding its operations geographically, on an admitted or non-admitted basis, so as to offer similar products in other states, but the timing of any such expansion is not yet determined.

Written premium is a non-GAAP financial measure that is defined, under SAP, as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium, the most directly comparable GAAP measure to written premium, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies. Written premium is intended to reflect production levels and is meant as supplemental information and not intended to replace earned premium. Such information should be read in connection with the Company’s GAAP financial results.

The following is a reconciliation of gross written premium to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Gross written premium	$8,781,127	$9,454,402	$17,988,013	$17,983,583
Less: written premium ceded to reinsurers	(2,003,311)	(1,732,839)	(3,982,438)	(3,416,529)
Net written premium	6,777,816	7,721,563	14,005,575	14,567,054
Change in gross unearned premium	(20,263)	(1,200,032)	(317,324)	(1,761,809)
Change in ceded unearned premiums	12,558	(3,419)	(7,006)	(22,983)
Net earned premium	$6,770,111	$6,518,112	$13,681,245	$12,782,262

20 of 35

The insurance company operation underwriting profitability is defined by pre-tax underwriting gain, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting gain before income taxes is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2020	2019	Change	2020	2019	Change

Net written premium	$6,777,816	$7,721,563	$(943,747)	$14,005,575	$14,567,054	$(561,479)
Change in net unearned premium	(7,705)	(1,203,451)	1,195,746	(324,330)	(1,784,792)	1,460,462
Net earned premium	6,770,111	6,518,112	251,999	13,681,245	12,782,262	898,983
Less:
Losses and loss adjustment expenses	4,888,906	5,058,951	(170,045)	10,766,291	10,213,394	552,897
Policy acquisition costs	1,202,026	1,289,481	(87,455)	2,346,451	2,376,194	(29,743)
Total underwriting expenses	6,090,932	6,348,432	(257,500)	13,112,742	12,589,588	523,154
Underwriting gain before income taxes	$679,179	$169,680	$509,499	$568,503	$192,674	$375,829

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

The following is a reconciliation of Crusader’s underwriting gain before income taxes to the Company’s loss before taxes:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Underwriting gain before income taxes	$679,179	$169,680	$568,503	$192,674
Insurance company operation revenues:
Investment income	489,498	530,745	1,010,190	1,063,375
Net realized investment gains (losses)	461	(4,512)	1,575	(12,661)
Net unrealized investment gains on equity securities	67,759	—	22,959	—
Other income (loss)	122,822	168,828	203,759	(91,872)
Other insurance operations revenues:
Gross commissions and fees	457,886	527,825	926,955	1,075,270
Finance charges and fees earned	67,686	53,998	134,705	103,371
Other income	4	102	20	10,827
Less expenses:
Salaries and employee benefits	1,251,922	1,012,805	2,374,421	2,040,654
Commissions to agents/brokers	24,000	41,077	49,954	91,198
Other operating expenses	993,935	735,454	1,974,351	1,363,534
Loss before taxes	$(384,562)	$(342,670)	$(1,530,060)	$(1,154,402)

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company did not carry a premium deficiency reserve as of June 30, 2020 and 2019.

21 of 35

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
	2020	2019	Change	2020	2019	Change

Losses and loss adjustment expenses:
Provision for insured events of current year	$5,378,459	$5,134,626	$243,833	$10,539,635	$9,685,514	$854,121
Development of insured events of prior years	(489,553)	(75,675)	(413,878)	226,656	527,880	(301,224)
Total losses and loss adjustment expenses	$4,888,906	$5,058,951	$(170,045)	$10,766,291	$10,213,394	$552,897

Losses and loss adjustment expenses were 72% and 79% of net earned premium for the three and six months ended June 30, 2020, respectively, compared to 78% and 80% of net earned premium for the three and six months ended June 30, 2019, respectively. For further analysis, refer to “Results of Operations.”

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

The reinsurance arrangement with USIC allows Unifax to offer its customers policies written on USIC paper, which has A.M. Best Company Financial Strength Rating of “A,” when such rating is required.

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

22 of 35

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 7% of total revenues in the three and six months ended June 30, 2020, compared to approximately 7% and 8% of total revenues in the three and six months ended June 30, 2019, respectively.

Investments

The Company generated revenues from its total invested assets of $84,440,715 (fixed maturities at amortized cost and equity securities at cost) and $87,431,950 (fixed maturities at amortized cost) as of June 30, 2020 and 2019, respectively.

Net investment income (net of investment expenses) included in insurance company operation and other insurance operations revenue decreased $41,247 (8%) and $53,185 (5%) to $489,498 and $1,010,190 for the three and six months ended June 30, 2020, respectively, compared to $530,745 and $1,063,375 for the three and six months ended June 30, 2019, respectively. This decrease in net investment income was due primarily to decrease in the average invested assets.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 2.0 and 4.0 years. As of June 30, 2020, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, equity securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock and money market funds are readily marketable. As of June 30, 2020, the weighted average maturity of the Company’s investments was approximately 8.3 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 3.0 years.

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

Crusader has a significant amount of cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, cash equivalents, and investments (at amortized cost) of the Company at June 30, 2020, were $88,756,989 compared to $90,778,865 at December 31, 2019. Crusader's cash, cash equivalents, and investments was 99% of the total cash and investments (at amortized cost) held by the Company as of June 30, 2020, and December 31, 2019.

As of June 30, 2020, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, equity securities and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

The Company’s investments, fixed maturities and short-term bonds at amortized cost, and equities and other short-term investments at cost, were as follows:

	June 30	December 31
	2020	2019

Fixed maturities:
U.S. Treasury securities	$11,480,647	$15,105,795
Corporate securities	44,312,530	41,953,378
Agency mortgage-backed securities	25,147,851	24,943,238
Certificates of deposit	798,000	798,000
Total fixed maturities	81,739,028	82,800,411
Equity securities	502,484	—
Short-term investments	2,199,204	2,196,815
Total investments	$84,440,716	$84,997,226

23 of 35

As of June 30, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica Bank & Trust, N. A.(“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $725,047 and $687,097 on June 30, 2020, respectively.

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

On December 19, 2008, the Board of Directors authorized a stock repurchase program to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. This program has no expiration date and may be terminated by the Board of Directors at any time. As of June 30, 2020, and December 31, 2019, the Company had remaining authority under the 2008 program to repurchase up to an aggregate of 187,264 and 188,242 shares of its common stock, respectively. The 2008 program is the only program under which there is authority to repurchase shares of the Company’s common stock. The Company repurchased 978 shares of stock during the six months ended June 30, 2020, in unsolicited transactions at a cost of $6,240 of which $480 was allocated to capital and $5,760 was allocated to retained earnings. The Company did not repurchase any shares during the three months ended June 30, 2020. The Company repurchased 356 shares of stock during the three and six months ended June 30, 2019, in unsolicited transactions at a cost of $2,121 of which $175 was allocated to capital and $1,946 was allocated to retained earnings. The Company has retired or will retire all stock repurchased.

The Company reported $1,507,637 net cash used by operating activities for the six months ended June 30, 2020, compared to $3,759,491 net cash used by operating activities for the six months ended June 30, 2019. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

24 of 35

On May 20, 2020, Crusader paid a cash dividend of $2,000,000 to Unico, its parent and sole shareholder. This dividend is intended to be used primarily for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2019, the maximum aggregate dividend that could be made by Crusader to Unico without prior regulatory approval in 2020 is $ 4,649,896.

While material capital expenditures may be funded through borrowings, the Company believes that its cash and short-term investments at June 30, 2020, net of statutory deposits of $710,000 and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.

RESULTS OF OPERATIONS

All comparisons made in this discussion are comparing the three and six months ended June 30, 2020, to the three and six months ended June 30, 2019, unless otherwise indicated.

For the three and six months ended June 30, 2020, total revenues were $7,976,227, an increase of $181,129 (2%) and $15,981,408, an increase of $1,050,836 (7%) compared to total revenues of $7,795,098 and $14,930,572 for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, the Company had loss before taxes of $384,562 and $1,530,060, respectively, compared to loss before taxes of $342,670 and $1,154,402 for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, the Company had net loss of $434,814 and $1,478,640, respectively, compared to net loss of $276,677 and $947,751, for the three and six months ended June 30, 2019, respectively

The increase in revenues of $181,129 for the three months ended June 30, 2020, when compared to the three months ended June 30, 2019, was primarily due to an increase in net earned premium of $251,998 (4%). The increase in revenues of $1,050,836 for the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, was primarily due to an increase in net earned premium of $898,983 (7%).

The increase in loss before tax of $41,892 for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due primarily to an increase in salaries and employee benefits of $239,117 (24%), an increase in other operating expenses of $258,482 (35%), partially offset by an increase in net earned premium of $251,998 (4%) and a decrease in losses and loss adjustment expenses of $170,045 (3%). The increase in loss before tax of $375,659 for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to an increase in losses and loss adjustment expenses of $552,897 (5%), an increase in salaries and employee benefits of $333,767 (16%), an increase in other operating expenses of $610,817 (45%) partially offset by an increase in net earned premium of $898,893 (9%) and an increase in other income of $284,829 (351%).

Written premium

Written premium is a required statutory measure. Written premium is a non-GAAP financial measure that is defined, under SAP, as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium, the most directly comparable GAAP measure to written premium, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies. Written premium is intended to reflect production levels and is meant as supplemental information and not intended to replace earned premium. Such information should be read in connection with the Company’s GAAP financial results.

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements decreased $857,972 (9%) and $180,268 (1%) to $8,596,429 and $17,803,315 for the three and six months ended June 30, 2020, respectively, compared to $9,454,402 and $17,983,583 for the three and six months ended June 30, 2019, respectively.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, innovation, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. The Company believes that it can grow its sales and profitability through improved specialization and sales incentives, currently focused in four underwriting verticals: (1) Transportation, (2) Food, Beverage & Entertainment, (3) Garage & Mercantile, and (4) Apartments & Commercial Buildings. The decrease in gross written premium for the three months ended June 30, 2020, is due primarily to coronavirus-related contraction in the Food, Beverage & Entertainment underwriting vertical. The increase in gross written premium for the six months ended June 30, 2020 is due to growth in the Company’s Transportation underwriting vertical partially offset by declines in the other three underwriting verticals.

25 of 35

Although the coronavirus outbreak did not have a significant impact on Crusader’s gross written premium during the three and six months ended June 30, 2020, Crusader has experienced a decrease in new business submissions and renewals, particularly in its Bar/Taverns market sector niche, as a result of government regulations, such as shelter-in-place orders and in-door dining limitations, which the Company believes may adversely impact its gross written premium in future periods.

Crusader’s primary line of business is CMP policies. This line of business represented approximately 99.5% Crusader’s total written premium for the three and six months ended June 30, 2020 and 2019.

Gross earned premium

Gross earned premium (direct and assumed earned premium before cessions to reinsurers under reinsurance treaties) increased $506,494 (6%) to $8,760,864 and $1,448,915 (9%) to $17,670,689 for the three and six months ended June 30, 2020, respectively, compared to $8,254,370 and $16,221,774 for the three and six months ended June 30, 2019, respectively. The Company writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The increase in gross earned premium for the three and six months ended June 30, 2020, was due primarily to an increase in gross written premium in 2019.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $254,495 (15%) to $1,990,753 and $549,932 (16%) to $3,989,444 for the three and six months ended June 30, 2020, compared to $1,736,258 and $3,439,512 for the three and six months ended June 30, 2019, respectively. Ceded earned premium as a percentage of gross earned premium was 23% for the three and six months ended June 30, 2020, and 21% for the three and six months ended June 30, 2019. The increase in the ceded earned premium as a percentage of gross earned premium for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was due primarily to higher gross earned premium subject to reinsurance treaties and higher rates on excess of loss reinsurance treaties.

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

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of June 30, 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

Investment Income, Net Realized Investment Gains and Losses, and Net Unrealized Investment Losses on Equity Securities

Investment income decreased $41,247 (8%) to $489,498 and $53,185 (5%) to $1,010,190 for the three and six months ended June 30, 2020 respectively, compared to $530,745 and $1,063,375 for the three and six months ended June 30, 2019, respectively. This decrease in investment income was due primarily to a decrease in average invested assets. The Company had net realized gains of $461 and $1,575 for the three and six months ended June 30, 2020, respectively. The Company had net realized losses of $4,512 and $12,661 for the three and six months ended June 30, 2019, respectively. The Company had net unrealized investment gains on equity securities of $67,759 and $22,959 for the three and six months ended June 30, 2020 compared to none for the three and six months ended June 30, 2020. The net unrealized investment gains on equity securities for the three and six months ended June 30, 2020 were due primarily to the increase in fair value of equity securities during the three and six months ended June 30, 2020.

26 of 35

Average annualized yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses and net unrealized investment losses on equity securities, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Average invested assets (1) - at amortized cost	$84,876,803	$86,305,694	$84,718,971	$87,654,490
Net investment income from:
Invested assets (2)	$489,387	$523,943	$1,006,567	$1,043,914
Cash equivalents	111	6,802	3,623	19,461
Total investment income	$489,498	$530,745	$1,010,190	$1,063,375
Annualized yield on average invested assets (3)	2.3%	2.4%	2.4%	2.4%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)	Investment income included $32,909 and $67,787 of investment expense for the three and six months ended June 30, 2020, compared to $30,000 and $67,619 of investment expense for the three and six months ended June 30, 2019.

(3)	Annualized yield on average invested assets did not include the investment income from cash equivalents.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at June 30, 2020
Due in one year	$10,525,000	$10,522,853	$10,667,311	2.3%
Due after one year through five years	35,696,289	35,726,483	37,015,651	2.6%
Due after five years through ten years	13,596,311	13,730,251	14,789,818	2.8%
Due after ten years and beyond	21,210,129	21,759,441	22,538,621	2.6%
Total	$81,027,729	$81,739,028	$85,011,401	2.6%

	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Maturities by Year at December 31, 2019
Due in one year	$10,070,000	$10,063,975	$10,087,478	2.3%
Due after one year through five years	42,936,754	42,944,463	43,654,657	2.6%
Due after five years through ten years	9,982,374	9,996,830	10,529,528	3.3%
Due after ten years and beyond	19,336,385	19,795,143	20,026,047	2.8%
Total	$82,325,513	$82,800,411	$84,297,710	2.7%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 8.3 years as of June 30, 2020, and 7.3 years as of June 30, 2019.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2020
Corporate securities	$3,047,051	$(162,744)	6	$—	$—	—
Agency mortgage-backed securities	472,856	(4,844)	1	—	—	—
Total	$3,519,907	$(167,588)	7	$—	$—	—

27 of 35

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(253)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(56)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

While the fair value of Company’s investment portfolio at June 30, 2020, has recovered from the declines recorded for the three months ended March 31, 2020, the effects of the coronavirus outbreak were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the three months ended March 31, 2020, and June 30, 2020, and the economic uncertainty caused by the outbreak may lead to further investment valuation volatility. In addition, the recent decline in investment yields resulted in lower reinvestment rates, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. During the three and six months ended June 30, 2020, one fixed maturity corporate security experienced a significant decline in market value; the market and book value of that security at June 30, 2020, was $758,250 and $912,090, respectively. The unrealized losses on all securities as of June 30, 2020, and December 31, 2019, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The Company sold one security, with amortized cost of $601,316, prior to maturity during the six months ended June 30, 2020. The Company did not sell any securities, prior to maturity during the three months ended June 30, 2020. The Company had two calls of an investment security during the three and six months ended June 30, 2020. The Company realized net investment gain of $1,114 and $461 on these sales and call for the three and six months ended June 30, 2020, respectively. The Company sold two securities, with amortized cost of $2,498,104, prior to maturity during the three months ended June 30, 2019 and three securities, with amortized cost of $2,997,098, during the six months ended June 30, 2019. The Company had one call of an investment security during the three and six months ended June 30, 2019. The Company realized net investment losses of $4,512 and $12,661 on these sales and call for the three and six months ended June 30, 2019, respectively. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations decreased $46,104 (27%) to $122,826 and increased $284,824 (351%) to $203,779 for the three and six months ended June 30, 2020, respectively, compared to $168,930 and $(81,045) for the three and six months ended June 30, 2019, respectively. The decrease in other income during the three months ended June 30, 2020, is due primarily to a $27,152 increase in Crusader’s share of California FAIR Plan equity compared to a $71,282 increase during the three months ended June 30, 2019. The increase in other income during the six months ended June 30, 2020, is due primarily to a $48,429 increase in Crusader’s share of California FAIR Plan equity compared to a $238,816 decrease during the six months ended June 30, 2019.

Gross commissions and fees

Gross commissions and fees decreased $69,939 (13%) to $457,886 and $148,315 (14%) to $926,955 for the three and six months ended June 30, 2020, respectively, compared to gross commissions and fees of $527,825 and $1,075,270 for the three and six months ended June 30, 2019, respectively.

28 of 35

The changes in gross commission and fee income for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2020	2019	Change	2020	2019	Change

Policy fee income	$265,666	$295,334	$(29,668)	$526,709	$594,035	$(67,326)
Health insurance program	168,098	209,907	(41,809)	353,282	433,889	(80,607)
Membership and fee income	24,122	22,584	1,538	46,964	47,346	(382)
Total	$457,886	$527,825	$(69,939)	$926,955	$1,075,270	$(148,315)

Unifax sells and services insurance policies for Crusader. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Unifax also receives policy fee income that is directly related to the Crusader policies it sells. For financial statement reporting purposes, policy fees are earned ratably over the life of the related insurance policy. The unearned portion of the policy fee is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the policy fee charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Policy fee income decreased $29,688 (10%) and $67,326 (11%) in the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, due primarily to reduction in policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $41,809 (20%) and $80,607 (19%) in the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease in commission income reported in the three and six months ended June 30, 2020, when compared to the prior year period, is primarily a result of a loss of a large group account.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income increased $1,538 (7%) and decreased $382 (1%) for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019.

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC increased $13,688 (25%) to $67,686 and $31,334 (30%) to $134,705 for the three and six months ended June 30, 2020, respectively, compared to $53,998 and $103,371 in fees earned during the three and six months ended June 30, 2019, respectively, due primarily to the increase in earned finance charges as a result of the change in annual percentage rate charged on AAC new loans from a single fixed interest rate to a tiered interest rate structure effective April 1, 2019. During the three and six months ended June 30, 2020, AAC issued 296 and 641 loans, respectively, and had 1,078 loans outstanding as of June 30, 2020. During the three and six months ended June 30, 2019, AAC issued 390 and 863 loans, respectively, and had 1,347 loans outstanding as of June 30, 2019. AAC provides premium financing only for Crusader policies produced by Unifax in California.

Losses and loss adjustment expenses

Loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, were 72% and 79% for the three and six months ended June 30, 2020, compared to 78% and 80% for the three and six months ended June 30, 2019.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended June 30
	2020	2020 Loss Ratio	2019	2019 Loss Ratio	Change

Net earned premium	$6,770,111		$6,518,112		$251,999

Losses and loss adjustment expenses:
Provision for insured events of current year	5,378,459	79%	5,134,626	79%	243,833
Development of insured events of prior years	(489,553)	(7)%	(75,675)	(1)%	(413,878)
Total losses and loss adjustment expenses	$4,888,906	72%	$5,058,951	78%	$(170,045)

29 of 35

	Six Months Ended June 30
	2020	2020 Loss Ratio	2019	2019 Loss Ratio	Change

Net earned premium	$13,681,245		$12,782,262		$898,983

Losses and loss adjustment expenses:
Provision for insured events of current year	10,539,635	77%	9,685,514	76%	854,121
Development of insured events of prior years	226,656	2%	527,880	4%	(301,224)
Total losses and loss adjustment expenses	$10,766,291	79%	$10,213,394	80%	$552,897

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

The $5,378,459 provision for insured events of current year for the three months ended June 30, 2020, was $243,833 higher than the $5,134,626 provision for insured events of current year for the three months ended June 30, 2019, due primarily to higher claims costs related to Crusader’s underwriting activities in the Transportation vertical, associated with an increase in net earned premium for that vertical during the three months ended June 30, 2020.

The $489,553 favorable development of insured events of prior years for the three months ended June 30, 2020, was $413,878 higher than the $75,675 favorable development of insured events of prior years for the three months ended June 30, 2019 due primarily to decreases in incurred losses and loss adjusted expenses on reported claims as a result of lower severity of Apartments & Commercial Buildings claims.

The $10,539,635 provision for insured events of current year for the six months ended June 30, 2020, was $854,121 higher than the $9,685,514 provision for insured events of current year for the six months ended June 30, 2019, due primarily to higher claims costs related to Crusader’s underwriting activities in the Transportation vertical, associated with an increase in net earned premium for that vertical during the six months ended June 30, 2020.

The $226,656 adverse development of insured events of prior years for the six months ended June 30, 2020, was $301,224 lower than the $527,880 adverse development of insured events for the six months ended June 30, 2019, due primarily to lower claims costs related to Crusader’s underwriting activities in the Apartments & Commercial Buildings vertical, associated with a decrease in ultimate expected number of claims for that vertical during the six months ended June 30, 2020.

Crusader has received 134 coronavirus-related business interruption claims through June 30, 2020. While the Company does not believe it is exposed to substantial risk from those claims under the insurance policies written by Crusader, the individual circumstances of each such claim are reviewed to fulfill Crusader’s obligation to its policyholders if coverage applies. Further, there may be impacts to the timing of loss emergence and ultimate loss ratios for certain Crusader’s products due to postponements of civil court cases, extensions of various statutes of limitations, changes in settlement trends and other new legislative, regulatory or judicial developments which could result in loss reserve deficiencies and negative impact on results of operations.

Crusader has received seven claims related to the recent civil unrest through June 30, 2020. Crusader has sufficient excess of loss and catastrophe reinsurance treaties to protect from exposure of such claims. The Company believes the losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

30 of 35

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since June 30, 2018:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
June 30, 2020	$5,378,459	$(489,553)	$4,888,906
March 31, 2020	5,161,176	716,209	5,877,385
December 31, 2019	5,400,410	1,824,349	7,224,759
September 30, 2019	4,299,018	838,956	5,137,974
June 30, 2019	5,134,626	(75,675)	5,058,951
March 31, 2019	4,550,888	603,555	5,154,443
December 31, 2018	5,134,166	53,997	5,188,163
September 30, 2018	4,840,242	798,378	5,638,620
June 30, 2018	4,652,240	276,963	4,929,203

Crusader attributes much of its adverse loss development to “social inflation.” Used here, social inflation is a term that encompasses a new adverse trend related to society’s application of the law when it comes to insurance.  In this context, social inflation is generally described by the rising costs of insurance claims due to societal trends which has resulted in increased litigation, broader definitions of liability and contractual interpretations, plaintiff friendly legal decisions, larger compensatory jury awards, and larger awards for non-economic damages  Crusader has experienced increased costs due to social inflation in all three of its largest market sector niches, Long-haul Transportation, Residential Apartment Buildings, and Bars/Taverns, resulting in higher-than-expected frequency and severity of third-party liability claims which contributed to adverse loss development of 2015 and 2017 accident years.

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

31 of 35

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

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2020	2019	Change	2020	2019	Change

Policy acquisition costs	$1,202,026	$1,289,481	$(87,455)	$2,346,451	$2,376,194	$(29,743)
Ratio to net earned premium (GAAP ratio)	18%	20%		17%	19%

Policy acquisition costs decreased during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, due primarily to relatively higher sales in the Company’s Transportation vertical which pays a lower commission rate than the other verticals.

Salaries and employee benefits

Salaries and employee benefits increased $239,117 (24%) to $1,251,922 and $333,767 (16%) to $2,374,421 for the three and six months ended June 30, 2020, respectively, compared to $1,012,805 and $2,040,654 for the three and six months ended June 30, 2019.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended June 30
	2020	2019	Change

Total salaries and employee benefits incurred	$2,066,520	$1,894,165	$172,355
Less: charged to losses and loss adjustment expenses	(392,682)	(507,433)	114,751
Less: capitalized to policy acquisition costs	(362,029)	(308,480)	(53,549)
Less: charged to IT system upgrade	(59,887)	(65,447)	5,560
Net amount charged to operating expenses	$1,251,922	$1,012,805	$239,117

	Six Months Ended June 30
	2020	2019	Change

Total salaries and employee benefits incurred	$4,073,278	$3,771,583	$301,695
Less: charged to losses and loss adjustment expenses	(909,065)	(1,002,461)	93,396
Less: capitalized to policy acquisition costs	(682,078)	(617,464)	(64,614)
Less: charged to IT system upgrade	(107,714)	(111,004)	3,290
Net amount charged to operating expenses	$2,374,421	$2,040,654	$333,767

32 of 35

The increase in the total salaries and employee benefits incurred for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was due primarily to increases in executive compensation, due to the addition of the executive officer in January 2020, employee benefits, due to higher medical insurance rates, and vacation accruals due to less vacation taken by the employees as a result of the recent coronavirus outbreak.

Commissions to agents/brokers

Commissions to agents/brokers decreased $17,077 (42%) to $24,000 and $41,243 (45%) to $49,954 for the three and six months ended June 30, 2020, respectively, compared to $41,077 and $91,198 for the three and six months ended June 30, 2019. These decreases in commissions to agents/brokers were due primarily to lower commissions associated with loss of a large group account.

Other operating expenses

Other operating expenses increased $258,482 (35%) to $993,935 and $610,817 (45%) to $1,974,351 for the three and six months ended June 30, 2020, respectively, compared to $735,454 and $1,363,534 for the three and six months ended June 30, 2019. The increase in other operating expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due to an increase in legal expense, an increase in depreciation expense, an increase in board of director fees and timing of expenses.

Income tax expense/benefit

Income tax expense was $50,252 (-13% of pre-tax loss) for the three months ended June 30, 2020 and income tax benefit was $65,993 (19% of pre-tax loss) for the three months ended June 30, 2019. Income tax benefit was $51,420 (3% of pre-tax loss) for the six months ended June 30, 2020 and income tax benefit was $206,651 (18% of pre-tax loss) for the six months ended June 30, 2019. The fluctuation in the income tax rate as a percentage of pre-tax loss for the three and six months ended June 30, 2020, when compared to the three and six months ended June 30, 2019, is primarily due to an increase in the valuation allowance related to deferred tax assets on federal net operating losses.

As of June 30, 2020, the Company had deferred tax assets of $4,481,316 generated from $21,339,605 of federal net operating loss carryforwards that will begin to expire in 2035. In light of the net losses that were generated in recent years, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. For the six months ended June 30, 2020 and for the year ended December 31, 2019, the Company carried a valuation allowance on deferred tax assets generated from federal net operating losses in the amount of $900,000 and $600,000, respectively as the Company does not expect to realize that portion of the tax benefit from its federal net operating losses in the future.

As of June 30, 2020, the Company had deferred tax assets of $2,055,377 generated from state net operating loss carryforwards which expire between 2028 and 2040. For the six months ended June 30, 2020, and December 31, 2019, a valuation allowance on deferred tax assets generated from state net operating loss carryforwards was established in the amount of $2,055,377 and $1,931,665, respectively as the Company does not expect to realize a tax benefit from its state net operating losses in the future.

As a result of the Company’s analysis at June 30, 2020, the Company believes it is more likely than not that it will be able to utilize the net operating loss carryforwards, net of the valuation allowance, before they expire. Additionally, $5,516,392 of the net operating losses generated in 2020, 2019 and 2018 is subject to an indefinite carryforward period.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2020, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2020.

33 of 35

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

ITEM 1A. RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019, in response to Item 1A to Part I of Form 10-K and in the Company’s Form 10-Q for the quarter ended March 31, 2020, in response to Item 1A to Part II of Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1#	Quota share agreement among United Specialty Insurance Company and Crusader Insurance Company and Unifax Insurance Systems, Inc., effective April 1, 2020.

10.2#	General agency agreement by and among United Specialty Insurance Company, Crusader Insurance Company and Unifax Insurance Systems, Inc., effective April 1, 2020.

10.3#	Reinsurance trust agreement entered into by and among Crusader Insurance Company and United Specialty Insurance Company held by Comerica Bank & Trust, National Association Trustee, effective April 1, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

34 of 35

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

* XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

# Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: August 14, 2020 By: /s/ RONALD A. CLOSSER

Ronald A. Closser

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: August 14, 2020 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer and Secretary, (Principal

Accounting and Principal Financial Officer)

35 of 35