Form 10-Q
period 2020-09-30
UNICO AMERICAN CORP
filed 2020-11-13
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2020
Common Stock, no par value per share	5,305,112

1 of 40

UNICO AMERICAN CORPORATION

2 of 40

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

• the impact of the coronavirus (COVID-19) pandemic;

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

• downgrade in financial strength rating or long-term issuer credit rating by A.M. Best Company;

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

• limited trading of stock; and

• failure to maintain effective system of internal controls.

3 of 40

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

4 of 40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2020	2019
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $78,351,555 at September 30, 2020, and $82,002,411 at December 31, 2019)	$81,669,234	$83,499,710
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $798,000 at September 30, 2020, and $798,000 at December 31, 2019)	798,000	798,000
Equity securities, at fair value (cost: $1,515,228 at September 30, 2020 and $0 at December 31, 2019)	1,557,856	—
Short-term investments, at fair value	200,000	2,196,815
Total Investments	84,225,090	86,494,525
Cash and cash equivalents	5,705,663	5,781,639
Accrued investment income	456,687	397,302
Receivables, net	3,810,210	4,019,437
Reinsurance recoverable:
Paid losses and loss adjustment expenses	885,987	685,841
Unpaid losses and loss adjustment expenses	23,349,279	14,725,855
Deferred policy acquisition costs	3,618,959	3,619,594
Property and equipment, net	10,271,863	10,226,595
Deferred income taxes	—	3,925,432
Other assets	456,734	430,305
Total Assets	$132,780,472	$130,306,525

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$74,333,899	$55,066,480
Unearned premiums	18,632,430	17,810,337
Advance premium and premium deposits	360,074	219,083
Accrued expenses and other liabilities	2,364,290	2,130,300
Total Liabilities	$95,690,693	$75,226,200

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,305,112 and 5,306,720, shares issued and outstanding at September 30, 2020, and December 31, 2019, respectively	$3,771,879	$3,772,669
Accumulated other comprehensive income	2,620,967	1,182,866
Retained earnings	30,696,933	50,124,790
Total Stockholders’ Equity	$37,089,779	$55,080,325

Total Liabilities and Stockholders' Equity	$132,780,472	$130,306,525

See notes to condensed consolidated financial statements (unaudited).

5 of 40

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
REVENUES
Insurance company operation:
Net earned premium	$7,124,272	$6,978,698	$20,805,517	$19,760,961
Investment income	477,145	518,108	1,487,335	1,581,482
Net realized investments gains (losses)	38,214	—	39,789	(12,661)
Net unrealized investments gains on equity securities	19,670	—	42,629	—
Other income	74,784	114,531	278,544	22,660
Total Insurance Company Operation	7,734,085	7,611,337	22,653,814	21,352,442

Other insurance operations:
Gross commissions and fees	461,540	581,100	1,388,494	1,656,371
Finance charges and fees earned	56,985	66,526	191,690	169,896
Other income	7,076	3	7,096	10,830
Total Revenues	8,259,686	8,258,966	24,241,094	23,189,539

EXPENSES
Losses and loss adjustment expenses	17,320,051	5,137,974	28,086,342	15,351,368
Policy acquisition costs	1,279,703	1,194,870	3,626,154	3,571,065
Salaries and employee benefits	2,584,478	1,021,597	4,958,900	3,062,251
Commissions to agents/brokers	23,235	40,946	73,190	132,144
Other operating expenses	1,398,135	532,853	3,372,483	1,896,386
Total Expenses	22,605,602	7,928,240	40,117,069	24,013,214

Income (loss) before taxes	(14,345,916)	330,726	(15,875,975)	(823,675)
Income tax expense (benefit)	3,594,572	118,259	3,543,153	(88,391)
Net Income (loss)	$(17,940,488)	$212,467	$(19,419,128)	$(735,284)

PER SHARE DATA:
Basic
Earnings (loss) per share	$(3.38)	$0.04	$(3.66)	$(0.14)
Weighted average shares	5,305,742	5,306,747	5,306,068	5,306,929
Diluted
Earnings (loss) per share	$(3.38)	$0.04	$(3.66)	$(0.14)
Weighted average shares	5,305,742	5,306,747	5,306,068	5,306,929

See notes to condensed consolidated financial statements (unaudited).

6 of 40

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

Net income (loss)	$(17,940,488)	$212,467	$(19,419,128)	$(735,284)
Changes in unrealized gains on securities classified as available-for-sale arising during the period, net of income tax	35,792	359,110	1,438,101	2,299,133
Comprehensive Income (Loss)	$(17,904,696)	$571,577	$(17,981,027)	$1,563,849

See notes to condensed consolidated financial statements (unaudited).

7 of 40

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2018	5,307,103	$3,772,857	$(1,100,036)	$53,242,601	$55,915,422

Shares repurchased	(356)	(175)	—	(1,946)	(2,121)
Change in comprehensive income, net of deferred income tax	—	—	1,940,023	—	1,940,023
Net loss	—	—	—	(947,751)	(947,751)
Balance – June 30, 2019	5,306,747	$3,772,682	$839,987	$52,292,904	$56,905,573

Shares repurchased	—	—	—	—	—
Change in comprehensive income, net of deferred income tax	—	—	359,110	—	359,110
Net income	—	—	—	212,467	212,467
Balance – September 30, 2019	5,306,747	$3,772,682	$1,199,097	$52,505,371	$57,477,150

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income	Earnings	Total

Balance – December 31, 2019	5,306,720	$3,772,669	$1,182,866	$50,124,790	$55,080,325

Shares repurchased	(978)	(480)	—	(5,760)	(6,240)
Change in comprehensive income, net of deferred income tax	—	—	1,402,309	—	1,402,309
Net loss	—	—	—	(1,478,640)	(1,478,640)
Balance – June 30, 2020	5,305,742	$3,772,189	$2,585,175	$48,640,390	$54,997,754

Shares repurchased	(630)	(310)	—	(2,969)	(3,279)
Change in comprehensive income, net of deferred income tax	—	—	35,792	—	35,792
Net loss	—	—	—	(17,940,488)	(17,940,488)
Balance – September 30, 2020	5,305,112	$3,771,879	$2,620,967	$30,696,933	$37,089,779

See notes to condensed consolidated financial statements (unaudited).

8 of 40

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
	2020	2019
Cash flows from operating activities:
Net loss	$(19,419,128)	$(735,284)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	567,639	402,769
Bond amortization, net	(16,989)	24,192
Bad debt expense	7,139	(20,766)
Net realized investment (gains) losses	(31,635)	12,661
Net unrealized investment gains on equity securities	(42,629)	—
Changes in assets and liabilities:
Net receivables and accrued investment income	142,703	(576,294)
Reinsurance recoverable	(8,823,570)	(5,616,860)
Deferred policy acquisition costs	635	(308,780)
Other assets	(26,428)	265,208
Unpaid losses and loss adjustment expenses	19,267,419	(1,162)
Unearned premiums	822,093	2,422,025
Advance premium and premium deposits	140,991	176,897
Accrued expenses and other liabilities	233,990	433,351
Income taxes current/deferred	3,543,153	(111,000)
Net Cash Used by Operating Activities	(3,634,617)	(3,633,043)

Cash flows from investing activities:
Purchase of fixed maturity investments	(14,757,414)	(8,286,568)
Purchase of equity securities	(1,515,228)	—
Proceeds from maturity of fixed maturity investments	12,318,203	7,313,548
Proceeds from sale or call of fixed maturity investments	6,138,690	3,472,794
Net decrease in short-term investments	1,996,815	4,490,954
Additions to property and equipment	(612,907)	(745,389)
Net Cash Provided by Investing Activities	3,568,159	6,245,339

Cash flows from financing activities:
Repurchase of common stock	(9,518)	(2,121)
Net Cash Used by Financing Activities	(9,518)	(2,121)

Net (decrease) increase in cash and cash equivalents	(75,976)	2,610,175
Cash and cash equivalents at beginning of period	5,781,639	4,917,762
Cash and Cash Equivalents at End of Period	$5,705,663	$7,527,937

Supplemental cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	$8,800	$8,800

See notes to condensed consolidated financial statements (unaudited).

9 of 40

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

10 of 40

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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program is effective immediately and replaces the Company’s existing share repurchase program that was adopted by the Board of Directors on December 19, 2008 (the “2008 Program”) to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended or discontinued at any time. The Company repurchased its shares under the 2020 Program and 2008 Program in unsolicited transactions as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2020		2019		2020	2019

2020 Program
Number of shares repurchased		630		—	630		—
Cost of shares repurchased
Allocated to retained earnings		$2,969	$		$2,969	$
Allocated to capital		310		—	310		—
Total cost of shares repurchased		$3,279		$—	$3,279		$—

2008 Program
Number of shares repurchased		—		—	978		356
Cost of shares repurchased
Allocated to retained earnings	$		$		$5,760		$1,946
Allocated to capital		—		—	480		175
Total cost of shares repurchased		$—		$—	$6,240		$2,121

The Company has remaining authority under the 2020 Program to repurchase up to $4,996,721 of the currently outstanding shares of the Company’s common stock as of September 30, 2020. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company's basic loss per share and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Basic Earnings (Loss) Per Share
Net income (loss)	$(17,940,488)	$212,467	$(19,419,128)	$(735,284)

Weighted average shares outstanding	5,305,742	5,306,747	5,306,068	5,306,929

Basic earnings (loss) per share	$(3.38)	$0.04	$(3.66)	$(0.14)

Diluted Earnings (Loss) Per Share
Net income (loss)	$(17,940,488)	$212,467	$(19,419,128)	$(735,284)

Weighted average shares outstanding	5,305,742	5,306,747	5,306,068	5,306,929
Diluted shares outstanding	5,305,742	5,306,747	5,306,068	5,306,929

Diluted earnings (loss) per share	$(3.38)	$0.04	$(3.66)	$(0.14)

11 of 40

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

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements for assets and liabilities measured at fair value. The amendments in this ASU require certain existing disclosure requirements to be modified or removed, and certain new disclosure requirements to be added. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of ASU 2018-13 did not have a material impact to the Company’s disclosures.

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

12 of 40

As of September 30, 2020, and December 31, 2019, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

The fluctuation in the income tax rate as a percentage of pre-tax loss for the three and nine months ended September 30, 2020, when compared to the three and nine months ended September 30, 2019, is primarily due to an increase in the valuation allowance related to deferred tax assets on federal net operating losses discussed below.

As of September 30, 2020, the Company had deferred tax assets of $7,318,041 generated from $34,847,822 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,286,564 generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with preparation of its financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the nine months ended September 30, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $9,849,484 that, in management’s judgment, are not more likely than not to be realized. For the year ended December 31, 2019, the Company carried a valuation allowance on deferred tax assets generated from federal and state net operating losses in the amount of $600,000 and $1,931,665, respectively.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30	December 31
	2020	2019

Real estate held for sale located in Calabasas, California, net of accumulated depreciation and amortization	$8,335,017	$8,535,464
Furniture, fixtures, and equipment	2,184,752	2,110,653
Computer software	461,900	459,899
Accumulated depreciation and amortization	(2,317,361)	(1,953,819)
Computer software under development	1,607,555	1,074,398
Property and equipment, net	$10,271,863	$10,226,595

Real estate held for sale, owned by Crusader, includes land, building, and leasehold improvements. On September 29, 2020, the real estate was listed for sale at a price of $12,999,000. Upon the listing, the Company stopped recording the depreciation expense on the Calabasas building and the leasehold improvements in the Calabasas building. The carrying value of the real estate held for sale less expected disposal costs do not present impairment issues.

Through the date of the real estate listing, depreciation on the Calabasas building was computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Through the date of the real estate listing, amortization of leasehold improvements in the Calabasas building was computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and nine months ended September 30, 2020, was $190,916 and $567,639 respectively, and for the three and nine months ended September 30, 2019, was $132,664 and $402,769, respectively.

13 of 40

For the three and nine months ended September 30, 2020, the Calabasas building generated rental revenue from non-affiliated tenants in the amount of $33,325 and $122,684, respectively, and for the three and nine months ended September 30, 2019, rental revenue from non-affiliated tenants in the amount of $43,158 and $125,545, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2020, the Calabasas building incurred operating expenses (including depreciation) in the amount of $200,067 and $573,100, respectively, and, for the three and nine months ended September 30, 2019, it incurred operating expenses of $126,962 and $482,257, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of September 30, 2020, 6,942 square feet of the Calabasas building was leased to non-affiliated entities and 7,539 square feet was vacant and available to be leased to non-affiliated entities.

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of September 30, 2020, and December 31, 2019:

14 of 40

	Level 1	Level 2	Level 3	Total
September 30, 2020
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,376,994	$—	$—	$10,376,994
Corporate securities	—	47,946,647	—	47,946,647
Agency mortgage backed securities	—	23,345,593	—	23,345,593
Equity securities	1,557,856	—	—	1,557,856
Short-term investments	200,000	—	—	200,000
Total financial instruments at fair value	$12,134,850	$71,292,240	$—	$83,427,090

	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,235,332	$—	$—	$15,235,332
Corporate securities	—	43,029,333	—	43,029,333
Agency mortgage backed securities	—	25,235,045	—	25,235,045
Short-term investments	2,196,815	—	—	2,196,815
Total financial instruments at fair value	$17,432,147	$68,264,378	$—	$85,696,525

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and nine months ended September 30, 2020 and 2019.

As a result of the spread of the ongoing coronavirus (COVID-19) pandemic, economic uncertainties have arisen which are likely to impact the fair value of investments, day to day administration of the business and premium volume. While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is likely that the fair value of its investment portfolio will be adversely affected by the volatility in the capital markets, as well as general economic conditions as a result of the coronavirus and governmental responses to the pandemic. The financial impact of these uncertainties is unknown at this time.

NOTE 8 – INVESTMENTS

A summary of investment income, net of investment expenses, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Fixed maturities	$499,649	$532,307	$1,551,380	$1,626,843
Equity securities	5,888	—	12,220	—
Short-term investments and cash equivalents	4,582	16,808	24,496	53,266
Gross investment income	510,119	549,115	1,588,096	1,680,109
Less: investment expenses	(32,974)	(31,007)	(100,761)	(98,627)
Net investment income	477,145	518,108	1,487,335	1,581,482
Net realized investment gains (losses)	38,214	—	39,789	(12,661)
Net unrealized investment gains on equity securities	19,670	—	42,629	—
Net investment income, realized investment gains (losses) and unrealized investment gains on equity securities	$535,029	$518,108	$1,569,753	$1,568,821

15 of 40

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,090,505	$286,489	$—	$10,376,994
Corporate securities	45,799,041	2,351,571	(203,965)	47,946,647
Agency mortgage-backed securities	22,462,009	887,506	(3,922)	23,345,593
Held-to-maturity fixed securities:
Certificates of deposits	798,000	—	—	798,000
Total fixed maturities	$79,149,555	$3,525,566	$(207,887)	$82,467,234

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,105,795	$130,564	$(1,027)	$15,235,332
Corporate securities	41,953,378	1,076,012	(57)	43,029,333
Agency mortgage-backed securities	24,943,238	293,757	(1,950)	25,235,045
Held-to-maturity fixed securities:
Certificates of deposits	798,000	—	—	798,000
Total fixed maturities	$82,800,411	$1,500,333	$(3,034)	$84,297,710

As of September 30, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, United Specialty Insurance Company (“USIC”) and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $723,625 and $688,147 on September 30, 2020, respectively.

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2020	2019

Gross unrealized gains on fixed maturities	$3,525,566	$1,500,333
Gross unrealized losses on fixed maturities	(207,887)	(3,034)
Net unrealized gains on fixed maturities	3,317,679	1,497,299
Deferred federal tax expense	(696,712)	(314,433)
Net unrealized gains, net of deferred income taxes	$2,620,967	$1,182,866

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2020
Corporate securities	$3,431,312	$(203,965)	6	$—	$—	—
Agency mortgage-backed securities	1,215,171	(3,922)	2	—	—	—
Total	$4,646,483	$(207,887)	8	$—	$—	—

16 of 40

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(252)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(57)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. During the three and nine months ended September 30, 2020, one fixed maturity corporate security experienced a significant decline in market value; the market and book value of that security at September 30, 2020, was $744,750 and $911,492, respectively. The unrealized losses on all securities as of September 30, 2020, and December 31, 2019, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The fixed maturity securities previously held by the Company were sold and called prior to maturity as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Fixed maturities securities sold
Number of securities sold	6	—	7	3
Amortized cost of sold securities	$2,923,386	$—	$3,524,702	$2,997,098
Realized gains (losses) on sales	$30,057	$—	$31,171	$(12,679)

Fixed maturities securities called
Number of securities called	1	—	3	1
Amortized cost of called securities	$249,998	$—	$1,949,536	$999,982
Realized gains on calls	$2	$—	$464	$18

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company started investing in common stock equity securities during the three months ended March 31, 2020. The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. A summary of equity securities is shown below:

	September 30	December 31
	2020	2019

Cost	$1,515,227	$—
Unrealized gain	42,629	—
Fair market value of equity securities	$1,557,856	$—

The primary cause for the increase in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2020 was the overall increase in equity markets during the period.

The Company’s investment in certificates of deposit included $598,000 of brokered certificates of deposit as of September 30, 2020 and December 31, 2019.

17 of 40

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

Short-term investments have an initial maturity of one year or less and consist of the following:

	September 30	December 31
	2020	2019
U.S. Treasury bills	$—	$1,996,815
Certificates of deposit	200,000	200,000
Total short-term investments	$200,000	$2,196,815

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Nine Months Ended September 30
	2020	2019

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$55,066,480	$51,657,155
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	14,725,855	9,531,602
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	40,340,625	42,125,553

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	19,925,024	13,984,532
Development of insured events of prior years	8,161,318	1,366,836
Total incurred losses and loss adjustment expenses	28,086,342	15,351,368

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	5,685,642	4,531,844
Attributable to insured events of prior years	11,756,705	15,088,952
Total payments	17,442,347	19,620,796

Reserve for unpaid losses and loss adjustment expenses at September 30 – net of reinsurance	50,984,620	37,856,125
Reinsurance recoverable on unpaid losses and loss adjustment expenses	23,349,279	13,799,868
Reserve for unpaid losses and loss adjustment expenses at September 30 – gross of reinsurance	$74,333,899	$51,655,993

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

18 of 40

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

Crusader is also subject to regulatory and governmental examinations, requests for information, inquiries, investigations, and threatened legal actions and proceedings by state regulators and others. Crusader receives numerous requests, orders for documents, and information in connection with various aspects of its regulated activities. Regulatory and governmental requests for information, inquires, certain examinations and investigations are routinely handed by Crusader. Crusader may involve outside counsel in regulatory matters depending on the nature of the matter.

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

Total revenues for the three months ended September 30, 2020, were $8,259,686 compared to $8,258,966 for the three months ended September 30, 2019, an increase of $720 (0%). Total revenues for the nine months ended September 30, 2020, were $24,241,094 compared to $23,189,539 for the nine months ended September 30, 2019, an increase of $1,051,555 (5%). The Company had net loss of $17,940,488 for the three months ended September 30, 2020, compared to net income of $212,467 for the three months ended September 30, 2019. The Company had net loss of $19,419,128 for the nine months ended September 30, 2020, compared to net loss of $735,284 for the nine months ended September 30, 2019.

Repeated and sustained underwriting losses in Crusader’s Apartments & Commercial Buildings vertical and growth in Crusader’s Transportation vertical, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions and increases in social inflation, caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves. This reevaluation and the use of updated assumptions led to significantly more conservative estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the quarterly re-evaluation of the loss and loss adjustment expense reserves as of September 30, 2020. The reevaluation resulted in a $10,308,150 increase in Crusader’s incurred but not reported (“IBNR”) reserves from June 30, 2020, to September 30, 2020, which was a primary contributor to the $17,320,051 losses and loss adjustment expenses recognized for the three months ended September 30, 2020.

19 of 40

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

As a result of the ongoing coronavirus (COVID-19) pandemic, economic uncertainties have arisen, which negatively impacted and may continue to negatively impact the fair value of investments, day to day administration of the Company’s business and the Company’s results of operations, financial condition and prospects.

The effects of the ongoing COVID-19 pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the nine months ended September 30, 2020, and the economic uncertainty caused by the pandemic may lead to further investment valuation volatility. In addition, the recent decline in investment yields resulted in lower reinvestment rates, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

Although the COVID-19 pandemic did not have a material impact on Crusader’s overall gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) during the three and nine months ended September 30, 2020, Crusader has experienced a decrease in new business submissions and renewals related to the pandemic in its Bars/Taverns market sector niche as a result of government regulations, such as shelter-in-place orders and in-door dining limitations, which has adversely impacted the gross written premium for that niche.

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

The Company’s financial results for the three and nine months ended September 30, 2020, do not fully reflect the potential adverse impacts that the ongoing coronavirus pandemic has had or will have on its business due to a high degree of uncertainty around this relatively new and continuously evolving environment. The financial impact of these uncertainties is unknown at this time but could result in a material adverse effect on the Company’s business, results of operations, financial condition and prospects.

While the coronavirus pandemic is also affecting the Company’s internal operations, the Company implemented a plan at the onset of the COVID-19 pandemic to help its operations continue effectively during the ongoing pandemic, including processes to limit the spread of COVID-19 among employees. For example, the Company modified its business practices in accordance with social distancing and safety guidelines, allowing many work-from-home arrangements, flexible work schedules, and restricted business travel. The Company’s employees are following the guidelines and approximately 75% are working from their homes. The Company will follow governmental safety guidelines in determining on when to remove the coronavirus-related business restrictions and on when to allow the employees working from their homes to return to their workplaces; at this point, the Company does not have an estimate on when these changes will occur. While the pandemic has created new challenges for the Company, the Company’s ability to maintain its operations, internal controls and relationships has not been adversely affected.

The Company’s financial performance suffered in recent years, reporting net losses for each fiscal year beginning with the year ended December 31, 2015. While losses in recent years have been driven primarily by losses from Crusader’s policies and their high loss ratios, management believes that other contributing factors include (1) the growth of some of the Company’s non-routine expenses relative to flat or declining revenues, (2) the failure to have replaced or upgraded the Company’s legacy IT system in order to process Crusader’s smaller premium accounts more efficiently, and (3) the failure to have shifted focus to larger premium accounts and fee-for-service operations.

In light of the challenges faced and operational results, the Company has taken several steps to improve. To improve Crusader's loss ratios, beginning in January 2017, the Company made significant changes in its staffing and in its pricing and risk selection practices. To improve revenues the Company is working to improve its sales in the markets that it has historically served, to gain access to markets that it has not previously served, and to generate new sources of revenue on a fee-for-service basis. For example, the Company also re-activated its US Risk Managers, Inc. subsidiary so that it can provide claims adjustment services to non-affiliated insurers and to self-insurers on a fee-for-service basis (i.e., where Crusader will not be underwriting the risk), providing the potential for an alternative revenue source to the Company.

20 of 40

The Company previously announced an arrangement, executed on April 6, 2020, with United Specialty Insurance Company (“USIC”), a non-admitted and non-affiliated insurer. The arrangement provided Crusader with the ability to issue USIC policies which are rated “A” by A.M. Best Company and which provide pricing and coverage flexibility previously unavailable through Crusader policies. The agreements with USIC were entered into by Crusader and Unifax, an affiliate of Crusader, prior to obtaining approval of the transactions by the California Department of Insurance (the “DOI”) as required by the California Insurance Holding Company System Act for transactions that include affiliates. On September 2, 2020, the Company placed a moratorium on placing any new risks with USIC by Unifax pending resolutions of issues relating to the structure of the transactions. Crusader and Unifax are in negotiations with USIC to determine whether and how the transactions can be restructured in order to address issues raised by the DOI. There can be no assurance that such efforts will be successful. If the transactions are not restructured, the agreements with USIC may need to be terminated. If the agreements with USIC are terminated, such termination could result in significant financial expenses regarding such termination and the Company’s reputation could be adversely affected.

In 2018, the Company determined that the cost to replace its legacy IT system would be between $4,000,000 and $8,000,000, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system, an upgrade that then seemed to offer more incremental benefits in a shorter timeframe. While initially expected to be completed by the end of 2019, at a cost of approximately $300,000, excluding costs of Unico’s employees involved in the upgrade, the system upgrade is now expected to be completed at a cost of approximately $1,300,000, excluding costs of Unico’s employees involved in the upgrade, due to unexpected technical challenges. The expected completion of the upgrade was moved from end of 2020 to end of first quarter of 2021 due to personnel changes. In light of the significant delays and increases in cost associated with its legacy upgrade project, the Company has deployed additional resources toward the management of this project and has renegotiated the relationship that it has with the non-affiliated vendor working on this project.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 94% of consolidated revenues for the three and nine months ended September 30, 2020, compared to 92% of consolidated revenues for the three and nine months ended September 30, 2019. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of September 30, 2020, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.9% of gross written premium during the three and nine months ended September 30, 2020 and 99.8% of gross written premium during the three and nine months ended September 30, 2019).

Crusader’s total gross written premium, as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change

California	$9,653,326	$9,444,753	$208,573	$27,619,957	$27,397,892	$222,065
Arizona	3,435	—	3,435	24,817	31,593	(6,776)
Washington	—	—	—	—	(1,149)	1,149
Total gross written premium	$9,656,761	$9,444,753	$212,008	$27,644,774	$27,428,336	$216,438

21 of 40

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

The following is a reconciliation of gross written premium to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Gross written premium	$9,656,761	$9,444,753	$27,644,774	$27,428,336
Less: written premium ceded to reinsurers	(2,021,261)	(1,788,682)	(6,003,698)	(5,205,210)
Net written premium	7,635,500	7,656,071	21,641,076	22,223,126
Change in gross unearned premium	(504,769)	(660,216)	(822,093)	(2,422,025)
Change in ceded unearned premiums	(6,459)	(17,157)	(13,466)	(40,140)
Net earned premium	$7,124,272	$6,978,698	$20,805,517	$19,760,961

The insurance company operation underwriting profitability is defined by pre-tax underwriting gain, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting gain before income taxes is as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change

Net written premium	$7,635,500	$7,656,071	$(20,571)	$21,641,076	$22,223,126	$(582,050)
Change in net unearned premium	(511,228)	(677,373)	166,145	(835,559)	(2,462,165)	1,626,606
Net earned premium	7,124,272	6,978,698	145,574	20,805,517	19,760,961	1,044,556
Less:
Losses and loss adjustment expenses	17,320,051	5,137,974	12,182,077	28,086,342	15,351,368	12,734,974
Policy acquisition costs	1,279,703	1,194,870	84,833	3,626,154	3,571,065	55,089
Total underwriting expenses	18,599,754	6,332,844	12,266,910	31,712,496	18,922,433	12,790,063
Underwriting gain (loss) before income taxes	$(11,475,482)	$645,854	$(12,121,336)	$(10,906,979)	$838,528	$(11,745,507)

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

22 of 40

The following is a reconciliation of Crusader’s underwriting gain (loss) before income taxes to the Company’s loss before taxes:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Underwriting gain (loss) before income taxes	$(11,475,482)	$645,854	$(10,906,979)	$838,528
Insurance company operation revenues:
Investment income	477,145	518,108	1,487,335	1,581,482
Net realized investment gains (losses)	38,214	—	39,789	(12,661)
Net unrealized investment gains on
equity securities	19,670	—	42,629	—
Other income	74,784	114,531	278,544	22,660
Other insurance operations revenues:
Gross commissions and fees	461,540	581,100	1,388,494	1,656,371
Finance charges and fees earned	56,985	66,526	191,690	169,896
Other income	7,076	3	7,096	10,830
Less expenses:
Salaries and employee benefits	2,584,478	1,021,597	4,958,900	3,062,251
Commissions to agents/brokers	23,235	40,946	73,190	132,144
Other operating expenses	1,398,135	532,853	3,372,483	1,896,386
Income (loss) before taxes	$(14,345,916)	$330,726	$(15,875,975)	$(823,675)

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company recognized a premium deficiency of $100,000 and $0 as of September 30, 2020 and 2019, respectively. The premium deficiency was recorded as a reduction in deferred policy acquisition costs.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change

Losses and loss adjustment expenses:
Provision for insured events of current year	$9,385,389	$4,299,018	$5,086,371	$19,925,024	$13,984,532	$5,940,492
Development of insured events of prior years	7,934,662	838,956	7,095,706	8,161,318	1,366,836	6,794,482
Total losses and loss adjustment expenses	$17,320,051	$5,137,974	$12,182,077	$28,086,342	$15,351,368	$12,734,974

Losses and loss adjustment expenses were 243% and 135% of net earned premium for the three and nine months ended September 30, 2020, respectively, compared to 74% and 78% of net earned premium for the three and nine months ended September 30, 2019, respectively. For further analysis, refer to “Results of Operations.”

Repeated and sustained underwriting losses in Crusader’s Apartments & Commercial Buildings vertical and growth in Crusader’s Transportation vertical, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions and increases in social inflation, caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves. This reevaluation and the use of updated assumptions led to significantly more conservative estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the quarterly re-evaluation of the loss and loss adjustment expense reserves as of September 30, 2020. The reevaluation resulted in a $10,308,150 increase in Crusader’s IBNR reserves from June 30, 2020, to September 30, 2020, which was a primary contributor to the $17,320,051 losses and loss adjustment expenses recognized for the three months ended September 30, 2020.

23 of 40

On January 17, 2019, A.M. Best downgraded Crusader’s Financial Strength Rating (“FSR”) to “B++” (Good) from “A-“ (Excellent) and its Long-Term Issuer Credit Rating (“Long-Term ICR”) to “bbb+” from “a-“. The outlook of the FSR was revised at that time to stable from negative while the outlook of the Long-Term ICR remained negative.  The rating downgrades reflected a revision in A.M. Best’s assessment of Crusader’s operating performance to adequate from strong.

On January 30, 2020, A.M. Best affirmed Crusader’s FSR of “B++” (Good) and further downgraded Crusader’s Long-Term ICR to “bbb” from “bbb+”. The outlook of the FSR of Crusader remains stable while the outlook of the Long-Term ICR of Crusader was revised to stable from negative.  Also on January 30, 2020, A.M Best downgraded the Long-Term ICR of Unico to “bb” from “bb+”. The outlook of the Long-Term ICR of Unico was revised to stable from negative.

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

Some of Crusader’s policyholders, or the lenders, landlords or clients of Crusader’s policyholders, require insurance from a company that has an A.M. Best FSR of “A-” or higher, and the A.M. Best’s changed ratings of Crusader may also have a negative impact on Crusader’s reputation. Therefore, Crusader’s and Unico’s changed ratings may have a negative impact on the Company’s revenue and results of operations. The Company cannot quantify the impact that the rating changes have had or will have on its revenue and results of operations, and the Company cannot determine if or when Crusader might regain the “A-” FSR from A.M. Best.

The reinsurance arrangement with USIC allows Unifax to offer its customers policies written on USIC paper, which has A.M. Best FSR of “A,” when such rating is required. On September 2, 2020, the Company placed a moratorium on placing any new risks with USIC.

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

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 6% of total revenues in the three and nine months ended September 30, 2020, compared to approximately 8% of total revenues in the three and nine months ended September 30, 2019, respectively.

Investments

The Company generated revenues from its total invested assets of $80,864,783 (fixed maturities at amortized cost and equity securities at cost) and $83,091,961 (fixed maturities at amortized cost) as of September 30, 2020 and 2019, respectively.

Net investment income (net of investment expenses) decreased $40,963 (8%) and $94,147 (6%) to $477,145 and $1,487,335 for the three and nine months ended September 30, 2020, respectively, compared to $518,108 and $1,581,482 for the three and nine months ended September 30, 2019, respectively. This decrease in net investment income was due primarily to decrease in the average invested assets.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 2.0 and 4.0 years. As of September 30, 2020, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, equity securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

24 of 40

As of September 30, 2020, the weighted average maturity of the Company’s investments was approximately 8.0 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 3.16 years.

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

Crusader has a significant amount of cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments. Cash, cash equivalents, and investments (at amortized cost) of the Company at September 30, 2020, were $86,570,446 compared to $90,778,865 at December 31, 2019. Crusader's cash, cash equivalents, and investments was 98% of the total cash and investments (at amortized cost) held by the Company as of September 30, 2020, and December 31, 2019.

As of September 30, 2020, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, equity securities and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

The Company’s investments, fixed maturities and short-term bonds at amortized cost, and equities and other short-term investments at cost, were as follows:

	September 30	December 31
	2020	2019

Fixed maturities:
U.S. Treasury securities	$10,090,505	$15,105,795
Corporate securities	45,799,041	41,953,378
Agency mortgage-backed securities	22,462,009	24,943,238
Certificates of deposit	798,000	798,000
Total fixed maturities	79,149,555	82,800,411
Equity securities	1,515,228	—
Short-term investments	200,000	2,196,815
Total investments	$80,864,783	$84,997,226

As of September 30, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $723,625 and $688,147 on September 30, 2020, respectively.

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

25 of 40

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

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program is effective immediately and replaces the Company’s existing share repurchase program that was adopted by the Board of Directors on December 19, 2008 (the “2008 Program”) to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended or discontinued at any time. The Company repurchased its shares under the 2020 Program and 2008 Program in unsolicited transactions as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2020		2019		2020	2019

2020 Program
Number of shares repurchased		630		—	630		—
Cost of shares repurchased
Allocated to retained earnings		$2,969	$		$2,969	$
Allocated to capital		310		—	310		—
Total cost of shares repurchased		$3,279		$—	$3,279		$—

2008 Program
Number of shares repurchased		—		—	978		356
Cost of shares repurchased
Allocated to retained earnings	$		$		$5,760		$1,946
Allocated to capital		—		—	480		175
Total cost of shares repurchased		$—		$—	$6,240		$2,121

The Company has remaining authority under the 2020 Program to repurchase up to $4,996,721 of the currently outstanding shares of the Company’s common stock as of September 30, 2020. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.

26 of 40

The Company reported $3,634,617 net cash used by operating activities for the nine months ended September 30, 2020, compared to $3,633,043 net cash used by operating activities for the nine months ended September 30, 2019. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

On September 14, 2020, and May 20, 2020, Crusader paid cash dividends of $2,000,000 to Unico, its parent and sole shareholder. These two dividends totaling $4,000,000 are intended to be used primarily for general corporate purposes. Based on Crusader’s statutory surplus for the year ended December 31, 2019, the maximum aggregate dividend that could be made by Crusader to Unico without prior regulatory approval in 2020 is $4,649,896.

While material capital expenditures may be funded through borrowings, the Company believes that its cash and short-term investments at September 30, 2020, net of statutory deposits of $710,000 and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.

RESULTS OF OPERATIONS

All comparisons made in this discussion are comparing the three and nine months ended September 30, 2020, to the three and nine months ended September 30, 2019, unless otherwise indicated.

For the three and nine months ended September 30, 2020, total revenues were $8,259,686, an increase of $720 (0%) and $24,241,094, an increase of $1,051,555 (5%) compared to total revenues of $8,258,966 and $23,189,539 for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, the Company had loss before taxes of $14,345,916 and $15,875,975, respectively, compared to income before taxes of $330,726 and loss before taxes of $823,675 for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, the Company had net loss of $17,940,488 and $19,419,127, respectively, compared to net income of $212,467 and net loss of $735,284, for the three and nine months ended September 30, 2019, respectively

The was a slight increase in revenues of $720 (0%) for the three months ended September 30, 2020, when compared to the three months ended September 30, 2019. The increase in revenues of 1,051,555 (5%) for the nine months ended September 30, 2020, when compared to the nine months ended September 30, 2019, was due primarily to an increase in net earned premium of $1,044,556 (5%).

The increase in loss before tax of $14,676,642 for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due primarily to an increase in losses and loss adjustment expenses of $12,182,077 (237%), an increase in salaries and employee benefits of $1,562,881 (153%), and an increase in other operating expenses of $865,282 (162%).The increase in loss before tax of $15,052,300 for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to an increase in losses and loss adjustment expenses of $12,734,974 (83%), an increase in salaries and employee benefits of $1,896,649 (62%), an increase in other operating expenses of $1,476,097 (78%) partially offset by an increase in net earned premium of $1,044,556 (5%) and an increase in other income of $255,884 (1129%).

During the three months ended September 30, 2020, the Company reevaluated assumptions used in its process for estimating loss and loss adjustment reserves due to its experiences in Crusader’s Apartments & Commercial Buildings and Transportation verticals as well as changes in the market conditions. The reevaluation resulted in a $10,308,150 increase in Crusader’s IBNR reserves from June 30, 2020, to September 30, 2020, which primarily contributed to the increase of $12,182,077 in the losses and loss adjustment expenses.

The increase in salaries and employee benefits of $1,562,300 was due primarily to costs associated with the retirement of the Company’s former President and Chief Executive officer.

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

27 of 40

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements increased $212,008 (2%) and $216,438 (1%) to $9,656,761 and $27,644,774 for the three and nine months ended September 30, 2020, respectively, compared to $9,444,753 and $27,428,336 for the three and nine months ended September 30, 2019, respectively.

The property casualty insurance marketplace continues to be intensely competitive. While Crusader attempts to meet such competition with competitive prices, its emphasis is on service, innovation, promotion, and distribution. Crusader believes that rate adequacy is more important than premium growth and that underwriting profit (net earned premium less losses and loss adjustment expenses and policy acquisition costs) is its primary goal. The Company believes that it can grow its sales and profitability through improved specialization and sales incentives, currently focused in four underwriting verticals: (1) Transportation, (2) Food, Beverage & Entertainment, (3) Garage & Mercantile, and (4) Apartments & Commercial Buildings. The decrease in gross written premium for the three months ended September 30, 2020, is due primarily to coronavirus-related contraction in the Food, Beverage & Entertainment underwriting vertical. The increase in gross written premium for the three and nine months ended September 30, 2020, is due to growth in the Company’s Transportation underwriting vertical partially offset by declines in the other three underwriting verticals.

Although the ongoing coronavirus pandemic did not have a significant impact on Crusader’s overall gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) during the three and nine months ended September 30, 2020, Crusader has experienced a decrease in new business submissions and renewals related to the pandemic in its Bars/Taverns market sector niche as a result of government regulations, such as shelter-in-place orders and in-door dining limitations, which has adversely impacted the gross written premium for that niche.

Crusader’s primary line of business is CMP policies. This line of business represented approximately 99.6% and 99.8% of Crusader’s total written premium for the three and nine months ended September 30, 2020, respectively. This line of business represented approximately 98.9% and 97.7% Crusader’s total written premium for the three and nine months ended September 30, 2019, respectively.

Gross earned premium

Gross earned premium (direct and assumed earned premium before cessions to reinsurers under reinsurance treaties) increased $367,455 (4%) to $9,151,992 and $1,816,370 (7%) to $26,822,681 for the three and nine months ended September 30, 2020, respectively, compared to $8,784,537 and $25,006,311 for the three and nine months ended September 30, 2019, respectively. The Company writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The increase in gross earned premium for the three and nine months ended September 30, 2020, was due primarily to an increase in gross written premium in 2019.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $221,881 (12%) to $2,027,720 and $771,814 (15%) to $6,017,164 for the three and nine months ended September 30, 2020, compared to $1,805,839 and $5,245,350 for the three and nine months ended September 30, 2019, respectively. Ceded earned premium as a percentage of gross earned premium was 22% for the three and nine months ended September 30, 2020, and 21% for the three and nine months ended September 30, 2019. The increase in the ceded earned premium as a percentage of gross earned premium for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, was due primarily to higher gross earned premium subject to reinsurance treaties and higher rates on excess of loss reinsurance treaties.

28 of 40

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

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

Investment Income, Net Realized Investment Gains and Losses, and Net Unrealized Investment Losses on Equity Securities

Investment income decreased $40,963 (8%) to $477,145 and $94,147 (6%) to $1,487,335 for the three and nine months ended September 30, 2020 respectively, compared to $518,108 and $1,581,482 for the three and nine months ended September 30, 2019, respectively. This decrease in investment income was due primarily to a decrease in average invested assets and lower market yields. The Company had net realized gains of $38,214 and $39,789 for the three and nine months ended September 30, 2020, respectively. The Company had no net realized gains or losses for the three months ended September 30, 2019. The Company had net realized investment losses of $12,661 for the nine months ended September 30, 2019. The Company had net unrealized investment gains on equity securities of $19,670 and $42,629 for the three and nine months ended September 30, 2020 compared to none for the three and nine months ended September 30, 2019. The net unrealized investment gains on equity securities for the three and nine months ended September 30, 2020 were due primarily to the increase in fair value of equity securities during the three and nine months ended September 30, 2020.

Average annualized yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses and net unrealized investment losses on equity securities, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Average invested assets (1) - at amortized cost	$82,652,749	$84,140,699	$82,931,005	$86,605,752
Net investment income from:
Invested assets (2)	$477,103	$501,543	$1,483,670	$1,545,456
Cash equivalents	42	16,565	3,665	36,026
Total investment income	$477,145	$518,108	$1,487,335	$1,581,482
Annualized yield on average invested assets (3)	2.3%	2.4%	2.4%	2.4%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)	Investment income included $32,974 and $100,761 of investment expense for the three and nine months ended September 30, 2020, compared to $31,007 and $98,627 of investment expense for the three and nine months ended September 30, 2019.

(3)	Annualized yield on average invested assets did not include the investment income from cash equivalents.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

29 of 40

Maturities by Year at September 30, 2020	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$11,260,000	$11,257,239	$11,407,757	2.6%
Due after one year through five years	32,480,748	32,510,017	33,719,090	2.6%
Due after five years through ten years	16,563,091	16,684,676	17,836,383	2.5%
Due after ten years and beyond	18,353,830	18,697,623	19,504,004	2.6%
Total	$78,657,669	$79,149,555	$82,467,234	2.6%

Maturities by Year at December 31, 2019	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$10,070,000	$10,063,975	$10,087,478	2.3%
Due after one year through five years	42,936,754	42,944,463	43,654,657	2.6%
Due after five years through ten years	9,982,374	9,996,830	10,529,528	3.3%
Due after ten years and beyond	19,336,385	19,795,143	20,026,047	2.8%
Total	$82,325,513	$82,800,411	$84,297,710	2.7%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 8.0 years as of September 30, 2020, and 7.2 years as of September 30, 2019.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2020
Corporate securities	$3,431,312	$(203,965)	6	$—	$—	—
Agency mortgage-backed securities	1,215,171	(3,922)	2	—	—	—
Total	$4,646,483	$(207,887)	8	$—	$—	—

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(252)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(57)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

While the fair value of Company’s investment portfolio at September 30, 2020, has recovered from the declines recorded for the three months ended March 31, 2020, the effects of the coronavirus pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the three months ended March 31, 2020, and September 30, 2020, and the economic uncertainty caused by the pandemic may lead to further investment valuation volatility. In addition, the recent decline in investment yields resulted in lower reinvestment rates, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. During the three and nine months ended September 30, 2020, one fixed maturity corporate security experienced a significant decline in market value; the market and book value of that security at September 30, 2020, was $723,625 and $688,147, respectively. The unrealized losses on all securities as of September 30, 2020, and December 31, 2019, were determined to be temporary.

30 of 40

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The fixed maturity securities previously held by the Company were sold and called prior to maturity as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Fixed maturities securities sold
Number of securities sold	6	—	7	3
Amortized cost of sold securities	$2,923,386	$—	$3,524,702	$2,997,098
Realized gains (losses) on sales	$30,057	$—	$31,171	$(12,679)

Fixed maturities securities called
Number of securities called	1	—	3	1
Amortized cost of called securities	$249,998	$—	$1,949,536	$999,982
Realized gains on calls	$2	$—	$464	$18

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations decreased $32,674 (29%) to $81,860 and increased $252,150 (753%) to $285,640 for the three and nine months ended September 30, 2020, respectively, compared to $114,534 and $33,490 for the three and nine months ended September 30, 2019, respectively. The decrease in other income during the three months ended September 30, 2020, is due primarily to a $35,449 increase in Crusader’s share of California FAIR Plan equity compared to a $60,176 increase during the three months ended September 30, 2019. The increase in other income during the nine months ended September 30, 2020, is due primarily to an $83,652 increase in Crusader’s share of California FAIR Plan equity compared to a $178,640 decrease during the nine months ended September 30, 2019.

Gross commissions and fees

Gross commissions and fees decreased $119,560 (21%) to $461,540 and $267,877 (16%) to $1,388,494 for the three and nine months ended September 30, 2020, respectively, compared to gross commissions and fees of $581,100 and $1,656,371 for the three and nine months ended September 30, 2019, respectively.

The changes in gross commission and fee income for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change

Brokerage fee income	$233,818	$276,047	$(42,229)	$760,486	$870,082	$(109,596)
Health insurance program	204,352	283,700	(79,348)	557,634	717,590	(159,956)
Membership and fee income	23,370	21,353	2,017	70,374	68,699	1,675
Total	$461,540	$581,100	$(119,560)	$1,388,494	$1,656,371	$(267,877)

Unifax sells and services insurance policies for Crusader and USIC. For these brokerage services, Unifax receives commissions from insurance companies and fees from policyholders. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Policy fee income received by Unifax is related to the Crusader policies and service fee income received by Unifax is related to the USIC policies. For financial statement reporting purposes, brokerage fees are earned ratably over the life of the related insurance policy. The unearned portion of the brokerage fees is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the brokerage fees charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Brokerage fee income decreased $42,229 (15%) and $109,596 (13%) in the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, due primarily to reduction in policy counts.

31 of 40

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $79,348 (28%) and $159,956 (22%) in the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The decrease in commission income reported in the three and nine months ended September 30, 2020, when compared to the prior year period, is primarily a result of a loss of a large group account.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income increased $2,017 (9%) and increased $1,675 (2%) for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019.

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC decreased $9,541 (14%) to $56,985 for the three months ended September 30, 2020, compared to $66,526 in fees earned during the three months ended September 30, 2019, due primarily to a decrease in the number of issued loans. Charges and fees earned by AAC increased $21,794 (13%) to $191,690 for the nine months ended September 30, 2020, compared to $169,896 in fees earned during the nine months ended September 30, 2019, due primarily to the increase in earned finance charges as a result of the change in annual percentage rate charged on AAC new loans from a single fixed interest rate to a tiered interest rate structure effective April 1, 2019. During the three and nine months ended September 30, 2020, AAC issued 288 and 929 loans, respectively, and had 944 loans outstanding as of September 30, 2020. During the three and nine months ended September 30, 2019, AAC issued 404 and 1,267 loans, respectively, and had 1,254 loans outstanding as of September 30, 2019. AAC provides premium financing only for Crusader policies produced by Unifax in California.

Losses and loss adjustment expenses

Loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 243% and 135% for the three and nine months ended September 30, 2020, compared to 74% and 78% for the three and nine months ended September 30, 2019.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended September 30
	2020	2020 Loss Ratio	2019	2019 Loss Ratio	Change

Net earned premium	$7,124,272		$6,978,698		$145,574

Losses and loss adjustment expenses:
Provision for insured events of current year	9,385,389	132%	4,299,018	62%	5,086,371
Development of insured events of prior years	7,934,662	111%	838,956	12%	7,095,706
Total losses and loss adjustment expenses	$17,320,051	243%	$5,137,974	74%	$12,182,077

	Nine Months Ended September 30
	2020	2020 Loss Ratio	2019	2019 Loss Ratio	Change

Net earned premium	$20,805,517		$19,760,961		$1,044,556

Losses and loss adjustment expenses:
Provision for insured events of current year	19,925,024	96%	13,984,532	71%	5,940,492
Development of insured events of prior years	8,161,318	39%	1,366,836	7%	6,794,482
Total losses and loss adjustment expenses	$28,086,342	135%	$15,351,368	78%	$12,734,974

32 of 40

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

The $9,385,389 provision for insured events of current year for the three months ended September 30, 2020, was $5,086,371 higher than the $4,299,018 provision for insured events of current year for the three months ended September 30, 2019, and the $19,925,024 provision for insured events of current year for the nine months ended September 30, 2020, was $5,940,492 higher than the $13,984,532 provision for insured events of current year for the nine months ended September 30, 2019, due primarily to increases IBNR reserves associated with the Apartments & Commercial Buildings and Transportation verticals. The increases in IBNR were due to higher actuarially developed ultimate incurred losses and loss adjustment expenses primarily as a result of elevated expected claims severity.

The $7,934,662 adverse development of insured events of prior years for the three months ended September 30, 2020, was $7,095,706 higher than the $838,956 adverse development of insured events of prior years for the three months ended September 30, 2019, and the $8,161,318 adverse development of insured events of prior years for the nine months ended September 30, 2020, was $6,794,482 higher than the $1,366,836 adverse development of insured events for the nine months ended September 30, 2019, due primarily to increases in 2018 and 2019 accident year IBNR reserves associated with the Apartments & Commercial Buildings and Transportation verticals. The increases in IBNR were due to higher actuarially developed ultimate incurred losses and loss adjustment expenses primarily as a result of elevated expected claims severity.

Crusader has received 150 coronavirus-related business interruption claims through September 30, 2020. While the Company does not believe it is exposed to substantial risk from those claims under the insurance policies written by Crusader, the individual circumstances of each such claim are reviewed to fulfill Crusader’s obligation to its policyholders if coverage applies. Further, there may be impacts to the timing of loss emergence and ultimate loss ratios for certain Crusader’s products due to postponements of civil court cases, extensions of various statutes of limitations, changes in settlement trends and other new legislative, regulatory or judicial developments which could result in loss reserve deficiencies and negative impact on results of operations.

Crusader has received seven claims related to the recent civil unrest through September 30, 2020. Crusader has sufficient excess of loss and catastrophe reinsurance treaties to protect from exposure of such claims. The Company believes the losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since September 30, 2018:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
September 30, 2020	$9,385,389	$7,934,662	$17,320,051
June 30, 2020	5,378,459	(489,553)	4,888,906
March 31, 2020	5,161,176	716,209	5,877,385
December 31, 2019	5,400,410	1,824,349	7,224,759
September 30, 2019	4,299,018	838,956	5,137,974
June 30, 2019	5,134,626	(75,675)	5,058,951
March 31, 2019	4,550,888	603,555	5,154,443
December 31, 2018	5,134,166	53,997	5,188,163
September 30, 2018	4,840,242	798,378	5,638,620

33 of 40

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

Repeated and sustained underwriting losses in Crusader’s Apartments & Commercial Buildings vertical and growth in Crusader’s Transportation vertical, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions and increases in social inflation (discussed below), caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves. This reevaluation and the use of updated assumptions led to significantly more conservative estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the quarterly re-evaluation of the loss and loss adjustment expense reserves as of September 30, 2020. The increase in the ultimate incurred losses and loss adjustment expenses manifested primarily through higher IBNR reserves as of September 30, 2020, for 2018, 2019, and 2020 accident year claims pertaining to Apartments & Commercial Buildings and Transportation liability coverages. Accordingly, the increase of Crusader’s IBNR reserves of $10,308,150, from June 30, 2020, to September 30, 2020, resulted in the provision for insured events of current year and the adverse development of insured events of prior years for the three months ended September 30, 2020 being significantly higher than the nine preceding quarters and was a primary contributor to the $17,320,051 losses and loss adjustment expenses recognized for the three months ended September 30, 2020.

Crusader attributes much of its quarterly adverse loss development experienced in the three most recent years ending September 30, 2020, to social inflation. Used here, social inflation is a term that encompasses a relatively new adverse trend related to society’s application of the law when it comes to insurance.  In this context, social inflation is generally described by the rising costs of insurance claims due to societal trends which results in increased litigation, broader definitions of liability and contractual interpretations, plaintiff friendly legal decisions, larger compensatory jury awards, and larger awards for non-economic damages  Crusader has experienced increased costs due to social inflation in all three of its largest market sector niches, Long-haul Transportation, Residential Apartment Buildings, and Bars/Taverns, resulting in higher-than-expected frequency and severity of third-party liability claims.

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

34 of 40

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

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change

Policy acquisition costs	$1,279,703	$1,194,870	$84,833	$3,626,154	$3,571,065	$55,089
Ratio to net earned premium (GAAP ratio)	18%	17%		17%	18%

Policy acquisition costs increased during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, due primarily to growth in net earned premium.

Salaries and employee benefits

Salaries and employee benefits increased $1,562,881 (153%) to $2,584,478 and $1,896,649 (62%) to $4,958,900 for the three and nine months ended September 30, 2020, respectively, compared to $1,021,597 and $3,062,251 for the three and nine months ended September 30, 2019.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended September 30
	2020	2019	Change

Total salaries and employee benefits incurred	$3,530,182	$1,966,406	$1,563,776
Less: charged to losses and loss adjustment expenses	(550,143)	(530,122)	(20,021)
Less: capitalized to policy acquisition costs	(328,440)	(332,568)	4,128
Less: charged to IT system upgrade	(67,121)	(82,119)	14,998
Net amount charged to operating expenses	$2,584,478	$1,021,597	$1,562,881

	Nine Months Ended September 30
	2020	2019	Change

Total salaries and employee benefits incurred	$7,603,460	$5,737,989	$1,865,471
Less: charged to losses and loss adjustment expenses	(1,459,208)	(1,532,583)	73,375
Less: capitalized to policy acquisition costs	(1,010,517)	(950,032)	(60,485)
Less: charged to IT system upgrade	(174,835)	(193,123)	18,288
Net amount charged to operating expenses	$4,958,900	$3,062,251	$1,896,649

The increase in the total salaries and employee benefits incurred for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, was due primarily to costs associated with a termination of an employment agreement with an executive, increases in executive compensation, increases in employee benefits due to higher medical insurance rates, and vacation accruals due to less vacation taken by the employees as a result of the ongoing coronavirus pandemic.

35 of 40

Commissions to agents/brokers

Commissions to agents/brokers decreased $17,711 (43%) to $23,235 and $58,954 (45%) to $73,190 for the three and nine months ended September 30, 2020, respectively, compared to $40,946 and $132,144 for the three and nine months ended September 30, 2019. These decreases in commissions to agents/brokers were due primarily to lower commissions associated with loss of a large group account.

Other operating expenses

Other operating expenses increased $865,282 (162%) to $1,398,135 and $1,476,097 (78%) to $3,372,483 for the three and nine months ended September 30, 2020, respectively, compared to $532,853 and $1,896,386 for the three and nine months ended September 30, 2019. The increase in other operating expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due to an increase in legal expense, an increase in depreciation expense, an increase in board of director fees and timing of expenses.

Income tax expense/benefit

Income tax expense was $3,594,573 (-25% of pre-tax loss) for the three months ended September 30, 2020, and income tax expense was $118,259 (36% of pre-tax income) for the three months ended September 30, 2019. Income tax expense was $3,543,152 (-22% of pre-tax loss) for the nine months ended September 30, 2020 and income tax benefit was $88,391 (11% of pre-tax loss) for the nine months ended September 30, 2019. The fluctuation in the income tax rate as a percentage of pre-tax loss for the three and nine months ended September 30, 2020, when compared to the three and nine months ended September 30, 2019, is primarily due to an increase in the valuation allowance related to deferred tax assets on federal net operating losses.

As of September 30, 2020, the Company had deferred tax assets of $7,318,041 generated from $34,847,822 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,286,564 generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with preparation of its financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the nine months ended September 30, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $9,849,484 that, in management’s judgment, are not more likely than not to be realized. For the year ended December 31, 2019, the Company carried a valuation allowance on deferred tax assets generated from federal and state net operating losses in the amount of $600,000 and $1,931,665, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2020, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2020.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

36 of 40

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to its business, including those which arise out of or are related to the handling of claims made in connection with Crusader’s insurance policies. Crusader is also subject to regulatory and governmental examinations, requests for information, inquiries, investigations and threatened legal actions and proceedings by state regulators and others. Crusader receives numerous requests, orders for documents, and information in connection with various aspects of its regulated business.

In accordance with applicable accounting guidance, Crusader establishes reserves for certain claims-related lawsuits, regulatory actions and other contingencies when it believes a loss is probable and is able to estimate its potential exposure.

Due to the inherent difficulty of predicting the outcome of litigation, regulatory and government matters, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or the amount, if any, of eventual loss, fines or penalties related to these matters. While actual losses may differ from the amounts recorded and such matters are subject to many uncertainties and outcomes that are not predictable with assurance, on the basis of currently available information, the Company is not aware of any currently pending or threatened legal or regulatory proceedings that, either individually or in the aggregate, it anticipates will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as described below, there were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019, in response to Item 1A to Part I of Form 10-K and in the Company’s Form 10-Q for the quarter ended March 31, 2020, in response to Item 1A to Part II of Form 10-Q.

The Company’s business may be adversely affected by the ongoing coronavirus (COVID-19) pandemic.

In December 2019, a novel strain of coronavirus, SARS CoV-2 (COVID-19), emerged in China, rapidly spread to other countries, including the United States, and has been declared to be a pandemic by the World Health Organization.  The coronavirus pandemic has resulted in numerous deaths, adversely impacted global commercial activity and resulted in extensive governmental responses, including quarantines, prohibitions on travel and the closure of offices, businesses, restaurants, schools, retail stores and other public venues. The coronavirus pandemic and any preventative or protective actions that the Company, its clients, their respective suppliers, or governments may take in respect of COVID-19 may disrupt the Company’s business and the business of its clients.  If global, national or regional economies are unable to substantially reopen, or, if reopened, are forced to close again, these disruptions will be exacerbated. The Company is diligently working to ensure that it can operate with minimal disruption, and to mitigate the impact of the pandemic on its employees’ health and safety.  However, given the interconnectivity of the global economy and the possible rate of future global transmission, the full extent to which the coronavirus pandemic could affect the global economy is unknown and its impact may extend beyond the areas which are currently known to be impacted.  Any resulting financial impact will depend on future developments and cannot be reasonably estimated at this time, but may materially affect the business, financial condition and results of operations of the Company. The Company has experienced a decrease in new business submissions and renewals related to the pandemic in its Bars/Taverns market sector niche as a result of government regulations, such as shelter-in-place orders and in-door dining limitations, which has adversely impacted the gross written premium for that niche.

Additionally, the continued pandemic has led to severe disruption and volatility in the global capital markets, which could increase the Company’s cost of capital, and adversely affect the Company’s ability to access the capital and debt markets, and adversely affect the value of the Company’s investment portfolio. It is possible that the continued spread of the coronavirus could cause an economic slowdown or recession (which could adversely affect the demand for the Company’s insurance products and increase delinquencies and defaults by its customers) or cause other unpredictable events, each of which could adversely affect the business, results of operations or financial condition of the Company.

37 of 40

Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses.

Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to Crusader. If claims exceed the related reserves, the Company may not have sufficient funds available to satisfy all such claims, and in any event, the Company’s operating results and financial condition would be adversely affected. There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. The difficulty in estimating the loss and loss adjustment expense reserves contributed to adverse development of insured events of prior years in the amount of $3,191,185 which Crusader experienced in 2019. During the three months ended September 30, 2020, the Company reevaluated certain assumptions used in its process for estimating loss and loss adjustment reserves due to its experiences in Crusader’s Apartments & Commercial Buildings and Transportation verticals as well as changes in market conditions. This reevaluation resulted in a $10,308,150 increase in Crusader’s IBNR reserves from June 30, 2020, to September 30, 2020, which was a primary contributor to the $17,320,051 losses and loss adjustment expenses recognized for the three months ended September 30, 2020. Crusader sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Crusader operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

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

If the Company determines it is more-likely-than-not that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a materially adverse effect on the Company’s results of operations and financial condition. For example, in light of the net losses that were generated in recent years, for the nine months ended September 30, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $9,849,484 that, in management’s judgment, are not more likely than not to be realized. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, management’s judgment is required in assessing the possible need for a deferred tax asset valuation allowance.

The Company has experienced delays and cost overruns in connection with the upgrade of its legacy information technology system.

In 2018, the Company identified the need to replace or upgrade its legacy information technology system to process its smaller premium accounts more efficiently. At that time, the Company determined that the cost to replace its legacy IT system would be between $4 million and $8 million, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system, an upgrade that then seemed to offer more incremental benefits in a shorter timeframe. While initially expected to be completed by the end of 2019, the system upgrade is now expected to be completed by the end of the first quarter of 2021, due to unexpected technical challenges and personnel changes. The Company has also experienced repeated cost overruns in connection with the system upgrade, which have adversely impacted the Company’s results of operations. The Company believes that the failure to have replaced or upgraded its legacy information technology system has contributed to its operating losses in recent years. If the Company experiences further delays or cost overruns, its results of operations may be adversely affected in future periods.

38 of 40

The ability of the Company to attract, develop and retain employees and to maintain appropriate staffing levels is critical to the Company’s success.

The Company must hire and train new employees and retain current employees to handle its operations. The failure of the Company to successfully hire and retain a sufficient number of skilled employees could have an adverse effect on the Company’s business. In the third quarter of 2020, the Company’s management team underwent significant changes, including the retirement of its former Chairman of the Board, Chief Executive Officer and President, who was replaced by Ronald Closser as the Interim Chairman of the Board, Chief Executive Officer and President. If the Company is unsuccessful in hiring and retaining a permanent Chief Executive Officer and President, as well as other key employees, the resulting disruption could have a significant adverse effect on the Company’s operations.

The Company’s non-compliance with regulatory requirements in connection with its arrangement with United Specialty Insurance Company (“USIC”) may adversely affect the Company’s business, financial condition and results of operations.

On April 6, 2020, the Company previously announced an arrangement with USIC, a non-admitted, non-affiliated insurer that is rated "A" by A.M. Best Company, that would allow the Company to issue USIC policies which provide pricing and coverage flexibility previously unavailable through Crusader policies. The agreements with USIC were entered into prior to obtaining approval of the transactions by the DOI as required by the California Insurance Holding Company System Act. On September 2, 2020, the Company placed a moratorium on placing any new risks with USIC pending resolutions of issues relating to the structure of the transactions. Crusader and Unifax are in negotiations with USIC and the DOI to determine whether and how the transactions can be restructured in order to address issues raised by the DOI. There can be no assurance that such efforts will be successful. If the transactions are not restructured, the agreements with USIC may need to be terminated. If the agreements with USIC are terminated, such termination could result in significant financial expenses related to such termination and the Company’s reputation could be adversely affected. In addition, Crusader could face regulatory sanctions by the DOI for entering into the agreements without the prior approval of the DOI.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

39 of 40

101	The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: November 13, 2020 By: /s/ RONALD A. CLOSSER

Ronald A. Closser

Chairman of the Board, President and Chief

Executive Officer, (Principal Executive Officer)

Date: November 13, 2020 By: /s/ MICHAEL BUDNITSKY

Michael Budnitsky

Treasurer, Chief Financial Officer and Secretary, (Principal

Accounting and Principal Financial Officer)

40 of 40